Form 10-Q
period 1994-07-30
CATO CORP
filed 1994-09-07
CIK 18255

<PAGE 1>
                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1994

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to__________________


                COMMISSION FILE NUMBER 0-3747

            THE CATO CORPORATION AND SUBSIDIARIES
   (Exact name of registrant as specified in its charter)

                          DELAWARE
               (State or other jurisdiction of
               incorporation or organization)

                      8100 DENMARK ROAD
                  CHARLOTTE, NORTH CAROLINA
          (Address of principal executive offices)

                         56-0484485
            (IRS Employer Identification Number)

                         28273-5975
                         (Zip Code)

                       (704) 554-8510
    (Registrant's telephone number, including area code)

                       NOT APPLICABLE
    (Former name, former address and former fiscal year,
                if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                    No

As of August 15, 1994, there were 23,104,788 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.
<PAGE 2>
                     THE CATO CORPORATION

                          FORM 10-Q

                        July 30, 1994

                      Table of Contents

                                                           Page
                                                            No.
                                                           ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

       Consolidated statements of income                      2

       Consolidated balance sheets                            3

       Consolidated statements of cash flows                  4

       Notes to consolidated financial statements             5

       Management's discussion and analysis of
         financial condition and results of operations       6-7


PART II - OTHER INFORMATION                                  8-9

<PAGE 3>
PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended    Six Months Ended
                                              --------------------  --------------------
                                               July 30,   July 31,   July 30,   July 31,
                                                 1994       1993       1994       1993
                                              ---------  ---------  ---------  ---------
                                                 (In thousands, except per share data)
REVENUES:

   Retail sales  . . . . . . . . . . . . . . .$110,196   $ 95,502   $220,301   $189,444
   Other income (principally finance and
     layaway charges . . . . . . . . . . . . .   3,067      2,856      6,093      5,619
                                              ---------  ---------  ---------  ---------
      Total revenues . . . . . . . . . . . . . 113,263     98,358    226,394    195,063
                                              ---------  ---------  ---------  ---------

COSTS AND EXPENSES:

   Costs of goods sold, including occupancy,
     distribution and buying . . . . . . . . .  77,020     63,835    147,801    121,707
   Selling, general and administrative . . . .  27,675     24,232     55,488     47,359
   Depreciation  . . . . . . . . . . . . . . .   1,757      1,330      3,365      2,448
                                              ---------  ---------  ---------  ---------
      Total operating expenses . . . . . . . . 106,452     89,397    206,654    171,514
                                              ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES   . . . . . . . . .   6,811      8,961     19,740     23,549

   Income taxes  . . . . . . . . . . . . . . .   2,486      3,120      7,205      8,313
                                              ---------  ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . .$  4,325   $  5,841   $ 12,535   $ 15,236
                                              =========  =========  =========  =========

EARNINGS PER SHARE . . . . . . . . . . . . . .$   0.15   $   0.20   $   0.43   $   0.52
                                              =========  =========  =========  =========

DIVIDENDS PER SHARE  . . . . . . . . . . . . .$  0.040   $  0.025   $  0.065   $  0.038
                                              =========  =========  =========  =========

See notes to unaudited consolidated financial statements.
                                    2
<PAGE 4>
THE CATO CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                    July 30,     July 31,    January 29,
                                                      1994         1993         1994
                                                    ----------   ---------   ----------
                                                              (In thousands)
ASSETS
  Current Assets:
    Cash and cash equivalents  . . . . . . . .      $   9,880    $ 37,673    $  22,001
    Short-term investments . . . . . . . . . .         28,663      11,734       20,613
    Accounts receivable - net  . . . . . . . .         38,715      32,984       36,814
    Merchandise inventories . . . . . . .. . .         68,535      58,263       55,814
    Deferred income taxes. . . . . . . . . . .          1,607       1,966        1,607
    Prepaid expenses . . . . . . . . . . . . .          1,893         802        1,935
                                                    ----------   ---------   ----------
  Total Current Assets . . . . . . . . . . . .        149,293     143,422      138,784
    Property and Equipment.  . . . . . . . . .         43,160      28,449       35,497
    Other Assets . . . . . . . . . . . . . . .          4,469       4,113        4,322
                                                    ----------   ---------   ----------
      Total. . . . . . . . . . . . . . . . . .      $ 196,922    $175,984    $ 178,603
                                                    ==========   =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable . . . . . . . . . . . . .      $  44,980    $ 41,870    $  34,547
    Accrued expenses . . . . . . . . . . . . .          9,672      12,615       12,668
    Income taxes . . . . . . . . . . . . . . .              -       1,110            -
                                                    ----------   ---------   ----------
      Total Current Liabilities. . . . . . . .         54,652      55,595       47,215
  Deferred Income Taxes  . . . . . . . . . . .          3,482       2,680        3,482
  Other Noncurrent Liabilities . . . . . . . .            280         544          373
  Stockholders' Equity:
    Class A Common Stock, issued 23,104,188 shares,
      22,935,458 shares and 23,078,208 shares at
      July 30, 1994, July 31, 1993 and
      January 29, 1994, respectively . . . . .            770         764          769
    Convertible Class B Common Stock, issued
      5,264,317 shares, 5,277,717 shares and
      5,264,317 shares at July 30, 1994,
      July 31, 1993 and January 29, 1994, re              176         176          176
    Preferred Stock, none  . . . . . . . . . .              -           -            -
  Additional paid-in capital . . . . . . . . .         62,035      59,540       61,753
  Retained earnings  . . . . . . . . . . . . .         75,527      56,685       64,835
                                                    ----------   ---------   ----------
    Total Stockholders' Equity . . . . . . . .        138,508     117,165      127,533
                                                    ----------   ---------   ----------
      Total  . . . . . . . . . . . . . . . . .      $ 196,922    $175,984    $ 178,603
                                                    ==========   =========   ==========

See notes to unaudited consolidated financial statements.
                                    3
<PAGE 5>
THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                      --------------------------
                                                       July 30,        July 31,
                                                         1994            1993
                                                      --------------------------
                                                             (In thousands)
OPERATING ACTIVITIES:
     Net income . . . . . . . . . . . . . . . . . .    $ 12,535       $   15,236
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . .       3,365            2,448
        Amortization of investment premiums . . . .         331              150
        Changes in assets and liabilities:
           (Increase) in accounts receivable . . . .     (1,901)          (5,247)
           (Increase) in merchandise inventory . . .    (12,721)         (24,521)
           (Increase) decrease in other assets . . .       (105)              48
           (Decrease) in accrued income taxes. . . .          -              (88)
           Increase in accounts payable and
               other liabilities . . . . . . . . . .      7,383           15,132
                                                      ---------      -----------
     Net cash provided by operating activities . . .      8,887            3,158
                                                      ---------      -----------
INVESTING ACTIVITIES:
     Expenditures for property and equipment . . . .    (11,067)          (6,845)
     Purchases of short-term investments   . . . . .    (10,165)         (15,549)
     Sales of short-term investments   . . . . . . .      1,784            7,494
                                                      ---------      -----------
     Net cash used in investing activities . . . . .    (19,448)         (14,900)
                                                      ---------      -----------
FINANCING ACTIVITIES:
     Cash dividends paid   . . . . . . . . . . . . .     (1,843)          (1,083)
     Proceeds from employee stock purchase plan. . .        240                -
     Proceeds from stock options exercised   . . . .         43              528
     Proceeds from issuance of common stock  . . . .          -           24,268
     Repayment of life insurance policy loans. . . .          -             (203)
                                                      ---------      -----------
     Net cash provided by (used in) financing
       activities  . . . . . . . . . . . . . . . . .     (1,560)          23,510
                                                      ---------      -----------
     Net Increase (Decrease) in Cash and Cash
       Equivalents   . . . . . . . . . . . . . . . .    (12,121)          11,768
     Cash and Cash Equivalents at Beginning of
       Year  . . . . . . . . . . . . . . . . . . . .     22,001           25,905
                                                      ---------      -----------
     Cash and Cash Equivalents at End of Period. . .   $  9,880       $   37,673
                                                      =========      ===========

See notes to unaudited consolidated financial statements.
                                   4
<PAGE 6>
THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND SIX MONTHS ENDED JULY 30, 1994 AND
JULY 31, 1993
- - -------------------------------------------------------



NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of the Company and all amounts shown at July 30, 1994 and July 31, 1993 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain reclassifications have been made to the consolidated financial statements as of July 31, 1993 to conform with classifications used as of July 30, 1994.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.


NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per share computations were 29,260,660 shares and 29,415,015 shares for the three months and six months ended July 30, 1994, respectively, and 29,767,045 shares and 29,542,435 shares for the three months and six months ended July 31, 1993.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended July 30, 1994 and July 31, 1993 was $100,000 and $202,000, respectively. Income tax payments for the six months ended July 30, 1994 and July 31, 1993 were $8,200,000 and $8,400,000, respectively.
                              5
<PAGE 7>
THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- - -------------------------------------------------

RESULTS OF OPERATIONS
- - ---------------------

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                             Three Months Ended  Six Months Ended
                             ------------------  ----------------
                             July 30,  July 31,  July 30, July 31,
                               1994      1993      1994     1993
                             --------  --------  -------- --------
Total retail sales            100.0%    100.0%    100.0%   100.0%
Total revenues                102.8     103.0     102.8    103.0
Cost of goods sold, including
     occupancy, distribution
     and buying                69.9      66.8      67.1     64.2
Selling, general and
     administrative            25.1      25.4      25.2     25.0
Income before income taxes      6.2       9.4       9.0     12.4
Net income                      3.9       6.1       5.78      .0

Comparison of Second Quarter and First Six Months of 1994 and 1993.


OPERATING RESULTS
- - -----------------

Total retail sales for the second quarter increased 15% over last year's second quarter to $110.2 million from $95.5 million. Same-store sales increased 2% over the prior year's second quarter. For the six months ended July 30, 1994, total retail sales increased 16% over the prior year's first six months, and same-store sales increased 2% over the comparable six-month period. The Company operated 618 stores at July 30, 1994, compared to 550 stores operated at the end of last year's second quarter. Sales from new, relocated or expanded stores opened within the last year were primarily responsible for the increase in sales recorded for this year's second quarter and first six months.

Other income for the second quarter and first six months increased 7% and 8%, respectively, over the prior year's comparable periods. The increases in the current year resulted primarily from increased finance charge income on the Company's accounts receivable portfolio and increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses, were 69.9% and 67.1% of total retail sales for the second quarter and first six months of this year, compared to 66.8% and 64.2% for last year's comparable three- and six-month periods. The increase in costs of goods sold as a percent of retail sales resulted primarily from higher levels of promotional markdowns recorded in the current year. As a result of sales not reaching planned
                               6
<PAGE 8>
THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- - -------------------------------------------------

levels in the second quarter and first six months of this year, higher levels of markdowns were required to keep overall inventory levels in line with the sales levels achieved. The Company's sales plans for the remainder of the year have been revised to reflect more modest sales increases and inventory levels will be in line with the revised plan.
Selling, general and administrative (SG&A) expenses were $27.7 million, or 25.1% of total retail sales, and $55.5 million, or 25.2% of total retail sales, for the second quarter and first six months of this year, compared to $24.2 million, or 25.4% of total retail sales, and $47.4 million, or 25.0% of total retail sales, for last year's comparable periods. The overall increases in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development program. The Company has continued to maintain a conservative cost structure and has implemented aggressive expense controls to keep operating expenses in line with planned sales levels.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At July 30, 1994, the Company had working capital of $94.6 million, compared to $87.8 million at July 31, 1993 and $91.6 million at January 29, 1994. Cash provided by operating activities was $8.9 million for the six months ended July 30, 1994, compared to $3.2 million in the prior year's first six months. The increase in the current year resulted primarily from decreased investment in inventory. The Company had no borrowings under its $35 million revolving credit and term loan agreement during the six-month periods ended July 30, 1994 and July 31, 1993.

Expenditures for property and equipment totaled $11.1 million for the six months ended July 30, 1994, compared to $6.8 million of expenditures in last year's first six months. The Company is currently planning approximately $29 million of capital expenditures in the current fiscal year. The Company plans to open approximately 85 new stores in the current fiscal year and to relocate or expand an additional 50 stores. Additional expenditures are planned to expand the Company's distribution facilities and to upgrade management information systems. As of July 30, 1994, the Company had opened 45 new stores, relocated or expanded 27 stores and closed 2 stores.

The Company believes that its cash and short-term investments, together with cash flow from operations and borrowings available under a $35 million revolving credit and term loan agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.
                               7
<PAGE 9>
PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.    LEGAL PROCEEDINGS
- - ----------------------------

   None

ITEM 2.    CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
- - ------------------------------------------------------------------

   None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
- - -----------------------------------------------------------

   Not Applicable

ITEM 4.    RESULT OF VOTES OF SECURITY HOLDERS
- - ----------------------------------------------

   Following are the results of the matters voted upon at the Company's Annual Meeting which was held on May 19, 1994.

Election of Directors:
   Mr. John P. Derham Cato - For 67,348,030; Abstaining 4,665; Against 0
   Ms. Clarice Cato Goodyear - For 67,347,772; Abstaining 4,923; Against 0 Mr. James H. Shaw - For 67,348,180; Abstaining 4,515; Against 0
   Mr. Robert W. Bradshaw, Jr. - For 67,347,980; Abstaining 4,715; Against 0 Mr. Grant L. Hamrick - For 67,348,180; Abstaining 4,515; Against 0
   Mr. Alan E. Wiley - For 67,347,830; Abstaining 4,865; Against 0

Amendment to the Company's Bylaws and Certificate of Incorporation:
   For 64,576,451; Abstaining 801; Against 2,775,443

Adoption of 1993 Employee Stock Purchase Plan:
   For 67,198,075; Abstaining 501; Against 154,119

Amendment to Certificate of Incorporation:
   For 64,055,049; Abstaining 666; Against 3,296,980

Ratification of Ernst & Young as Auditors:
   For 67,352,057; Abstaining 638; Against 0

ITEM 5.    OTHER INFORMATION
- - ----------------------------

   None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- - -------------------------------------------

   (A)  None
   (B)  No Reports on Form 8-K were filed during the quarter ended
        July 30, 1994.
                                  8
<PAGE 10>
PART II  OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE CATO CORPORATION

Date:  September 2, 1994                      Wayland H. Cato, Jr.
                                              -----------------------------
                                              Wayland H. Cato, Jr.
                                              Chairman of the Board of
                                              Directors and Chief Executive
                                              Officer


Date:  September 2, 1994                      Alan E. Wiley
                                              -----------------------------
                                              Alan E. Wiley
                                              Executive Vice President-
                                              Secretary, Chief Financial
                                              and Administrative Officer

                                 9