Form 10-Q
period 1994-10-29
CATO CORP
filed 1994-12-08
CIK 18255

<PAGE 1>
                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                         FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 29, 1994

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to

              --------------------------------------------
              Commission file number                0-3747
              --------------------------------------------

            THE CATO CORPORATION AND SUBSIDIARIES
     (Exact name of registrant as specified in its charter)

                         DELAWARE
                  (State or other jurisdiciton of
                  incorporation or organization)

                     8100 DENMARK ROAD
             CHARLOTTE, NORTH CAROLINA  28273-5975
             (Address of principal executive offices)
                        (Zip Code)

                         56-0484485
              (IRS Employer Identification Number)

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

                         Yes   X    No

As of November 11, 1994, there were 23,127,144 shares of Class A
Common Stock and 5,264,317 shares of Class B Common Stock outstanding.
<PAGE 2>
                         THE CATO CORPORATION

                             FORM 10-Q

                          October 29, 1994

                          Table of Contents

                                                               Page
                                                                No.
                                                              -----
PART I - FINANCIAL INFORMATION (UNAUDITED)

         Consolidated statements of income                       2

         Consolidated balance sheets                             3

         Consolidated statements of cash flows                   4

         Notes to consolidated financial statements            5-6

         Management's discussion and analysis of
            financial condition and results of operations      7-8


PART II - OTHER INFORMATION                                   9-10

<PAGE 3>
PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended     Nine Months Ended
                                                  ------------------     -----------------
                                               October 29, October 30,  October 29, October 30,
                                                   1994       1993         1994       1993
                                               ----------  -----------  ----------  ----------
                                                    (In thousands, except per share data)
REVENUES:

   Retail sales  . . . . . . . . . . . . . . . . $109,111   $ 94,598     $329,412   $ 284,042
   Other income (principally finance and la. . .    3,101      2,926        9,194       8,545
                                                  -------     ------       ------     ------
      Total revenues . . . . . . . . . . . . . .  112,212     97,524      338,606     292,587
                                                  -------     ------      -------     -------

COSTS AND EXPENSES:

   Costs of goods sold, including occupancy, distribution
      and buying . . . . . . . . . . . . . . . .  77,505     64,567     225,306       186,274
   Selling, general and administrative . . . . .  28,537     24,760      84,025        72,119
   Depreciation  . . . . . . . . . . . . . . . .   1,762      1,341       5,127         3,789
                                                  ------     ------       ------       ------
      Total operating expenses . . . . . . . . . 107,804     90,668     314,458       262,182
                                                 ------     ------       ------       -------

INCOME BEFORE INCOME TAXES  . . . . . . . .. . .   4,408      6,856      24,148       30,405

   Income taxes . . . . . . . . . . . . . .. . .   1,609      2,420       8,814        10,733
                                                  ------     ------      ------        ------
NET INCOME  . . . . . . . . . . . . . . . .. . .$  2,799   $  4,436    $ 15,334     $  19,672
                                                  ======     ======      ======        ======

EARNINGS PER SHARE  . . . . . . . . . . . .. . .$   0.10   $   0.15    $   0.52     $    0.66
                                                  ======     ======      ======        ======

DIVIDENDS PER SHARE . . . . . . . . . . . .. . .$  0.040   $  0.025     $  0.105    $   0.063
                                                  ======     ======       ======       ======

See notes to unaudited consolidated financial statements.
<PAGE 4>
THE CATO CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                     October 29,   October 29,   January 29,
                                                       1994          1993          1994
                                                     ---------     ----------    -----------
                                                               ( In thousands )
  ASSETS

       Current Assets:
          Cash and cash equivalents  . . . . . . . .$   9,507      $ 24,042      $  22,001
          Short-term investments . . . . . . . . . .   23,098        11,262         20,613
          Accounts receivable - net  . . . . . . . .   40,488        36,086         36,814
          Merchandise inventories . . . . . . .. . .   83,573        75,088         55,814
          Deferred income taxes. . . . . . . . . . .    1,870         1,966          1,607
          Prepaid expenses . . . . . . . . . . . . .    2,001           974          1,935
                                                       -------      -------        -------
              Total Current Assets . . . . . . . . .  160,537       149,418        138,784
       Property and Equipment.  . . . . . . . .. . .   51,271        33,148         35,497
       Other Assets . . . . . . . . . . . . . .. . .    4,560         4,205          4,322
                                                       -------      -------        -------
                 Total. . . . . . . . . . . . .. . .$ 216,368      $186,771      $ 178,603
                                                      =======       =======        =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities:
           Notes payable. . . . . . . . . . . . . . $  10,400      $      -      $       -
          Accounts payable. . . . . . . . . . .. . .   52,147        48,601         34,547
          Accrued expenses. . . . . . . . . . .. . .   10,152        11,711         12,668
          Income taxes  . . . . . . . . . . . .. . .        -         1,484            -
                                                       ------        ------        -------
               Total Current Liabilities. . . .. . .   72,699        61,796         47,215
       Deferred Income Taxes . . . . . . . . . . . .    3,482         2,680          3,482
       Other Noncurrent Liabilities. . . . . . . . .      263           511            373
       Stockholders' Equity:
          Class A Common Stock, issued 23,127,144 shares,
               23,075,358 shares and 23,078,208 shares at
               October 29, 1994, October 30, 1993
               and January 29, 1994, respective. . .      770           769            769
          Convertible Class B Common Stock, issued
                5,264,317 shares at October 29, 1994,
               October 30, 1993 and January 29, 1994.     176           176            176
          Preferred Stock, none issued. . . . .. . .        -             -              -
       Additional paid-in capital. . . . . . . . . .   62,246        60,426         61,753
       Retained earnings  . . . . . . . . . . .. . .   76,732        60,413         64,835
                                                       ------        -------        -------
            Total Stockholders' Equity. . . . . . . . 139,924       121,784        127,533
                                                      -------        -------       --------
                Total . . . . . . . . . . . . .. . .$ 216,368       $186,771      $ 178,603
                                                      =======        =======       ========

See notes to unaudited consolidated financial statements.
<PAGE 5>
THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                       --------------------------
                                                       October 29,      October 30
                                                         1994              1993
                                                       ----------        ---------
                                                               (In thousands)
OPERATING ACTIVITIES:
     Net income . . . . . . . . . . . . . . .. . . . .$ 15,334         $   19,672

     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation  . . . . . . . . . . . .. . . . .   5,127              3,789
         Loss on disposal of assets. . . . . . . . . .     352                  -
        Amortization of investment premiums .. . . . .     438                247
        Changes in assets and liabilities:
           (Increase) in accounts receivable . . . . .  (3,674)            (8,349)
           (Increase) in merchandise inventor. . . . . (27,759)           (41,346)
           (Increase) in other assets . . . .. . . . .    (304)              (216)
           Increase in accrued income taxes .. . . . .       -                286
           Increase in accounts payable and other liabi 15,058             21,090
                                                        ------             ------
     Net cash provided by (used in) operating. . . . .   4,572             (4,827)
                                                         -----              ------

INVESTING ACTIVITIES:
     Expenditures for property and equipment . . . . . (21,715)           (13,049)
     Proceeds from sale of assets. . . . . . . . . . .     378                  -
     Purchases of short-term investments  . .. . . . . (10,239)           (22,749)
     Sales of short-term investments  . . . .. . . . .   6,594             15,069
                                                       ------             -------
     Net cash used in investing activities  .. . . . . (24,982)           (20,729)
                                                         -----                 ---
FINANCING ACTIVITIES:
     Borrowings under credit agreement. . . . . . . . . 10,400                  -
     Cash dividends paid . . . . . . . . . . . . . . .  (2,978)            (1,791)
     Proceeds from employee stock purchase pl. . . . .     429                  -
     Proceeds from stock options exercised  .. . . . .      65              1,425
     Proceeds from issuance of common stock .. . . . .       -             24,262
     Repayment of life insurance policy loans. . . . .       -               (203)
                                                       -------             -------
     Net cash provided by financing activitie. . . . .   7,916             23,693
                                                         -----                 ---
     Net decrease in Cash and Cash Equivalent. . . . . (12,494)            (1,863)

     Cash and Cash Equivalents at Beginning o. . . . .  22,001             25,905
                                                        ------             ------
     Cash and Cash Equivalents at End of Peri. . . . .$  9,507         $   24,042
                                                        ======            =======

     See notes to unaudited consolidated financial statements.
<PAGE 6>
THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 1994 AND
OCTOBER 30, 1993
- - -------------------------------------------------------------------
NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of the Company and all amounts shown at October 29, 1994 and October 30, 1993 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain reclassifications have been made to the consolidated financial statements as of October 30, 1993 to conform with classifications used as of October 29, 1994.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per share computations were 29,020,713 shares and 29,283,581 shares for the three months and nine months ended October 29, 1994, and 29,802,362 shares and 29,629,077 shares for the three months and nine months ended October 30, 1993.

NOTE 3 - SHORT-TERM INVESTMENTS:

In accordance with the quidelines set forth under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company has determined that short-term investments held by the Company should be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as an adjustment to retained earnings. The adjustment to retained earnings for unrealized losses at October
29, 1994, totalled $459,000. The differences between amortized cost and fair value were immaterial for the prior year's balance sheets presented. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts, investment earnings and realized gains and losses are included in other income.
<PAGE 7>
The following if a summary of available-for-sale securities as of October 29, 1994: (In thousands)

Security Type                  Cost      Unrealized     Estimated
                                         Loss           Fair Value
- - --------------                 -----     -----------    -----------
Obligations of states and
political subdivisions        $17,272       $(2)        $17,270

Corporate debt securities       2,000       (80)          1,920
                              -------     -------       --------
Subtotal                       19,272       (82)         19,190

Equity securities               4,548      (640)          3,908
                              -------     -------        --------
Total                         $23,820     $(722)        $23,098
                              =======     =======       ========

The amortized cost and estimated fair value of debt and marketable equity securities at October 29, 1994, by contractual maturity, are shown below: (In thousands)

Security Type                         Cost             Estimated
                                                       Fair Value
- - --------------                        -----            ----------
Due in one year or less               $14,441          $14,388

Due in one year through five years      4,831            4,802
                                      -------          -------
Subtotal                               19,272           19,190

Equity securities                       4,548            3,908
                                      -------          --------
Total                                 $23,820          $23,098
                                      =======          ========

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended October 29, 1994 and
October 30, 1993 was $143,000 and $253,000, respectively.  Income tax payments for the nine months ended October 29, 1994 and October
30, 1993 were $8,511,000 and $10,450,000, respectively.  The
Company had noncash investing activities of $722,000 in the nine months ended October 29, 1994, relating to unrealized losses on available-for-sale securities.
<PAGE 8>
THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- - -------------------------------------------------------------------
RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                              Three Months Ended  Nine Months Ended
                             -------------------  -----------------
                             Oct. 29,  Oct. 30,  Oct. 29, Oct. 30,
                               1994       1993      1994     1993
                             --------  --------  -------- --------
Total retail sales            100.0%    100.0%    100.0%   100.0%
Total revenues                102.8     103.1     102.8    103.0
Cost of goods sold, including
  occupancy, distribution and
  buying                       71.0      68.3      68.4     65.6
Selling, general and
  administrative               26.2      26.2      25.5     25.4
Income before income taxes      4.0       7.3       7.3     10.7
Net income                      2.6       4.7       4.7      6.9

Comparison of Third Quarter and First Nine Months of 1994 and 1993.

OPERATING RESULTS
- - -----------------
Total retail sales for the third quarter increased 15% over last year's third quarter to $109.1 million from $94.6 million last year. Same-store sales increased 1% over the prior year's third quarter. For the nine months ended October 29, 1994, total retail sales increased 16% over the prior year's first nine months, and same-store sales increased 2% over the comparable nine-month period. The Company operated 636 stores at October 29, 1994, compared to 558 stores operated at the end of last year's third quarter. Sales from new, relocated or expanded stores opened within the last year were primarily responsible for the increase in sales recorded for this year's third quarter and first nine months.

Other income increased 6% for the third quarter and 8% for this year's first nine months over last year's corresponding periods. The increases in the current year resulted primarily from increased finance charge income on the Company's accounts receivable portfolio and increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses, were 71.0% and 68.4% of total retail sales for the third quarter and first nine months compared to 68.3% and 65.6% for last year's comparable three- and nine-month periods. The increase in cost of goods sold as a percent of retail sales resulted primarily from increased promotional markdowns brought about by a highly competitive retail climate. As a result of sales not reaching
<PAGE 9>
planned levels in the third quarter and first nine months of this year the Company has aggressively marked down seasonal merchandise to keep inventories in line with the sales levels achieved. Inventory levels at the end of this year's third quarter are in line with the modest sales gains planned for the fourth quarter.

Selling, general and administrative (SG&A) expenses were $28.5 million, or 26.2% of total retail sales, and $84.0 million, or 25.5% of total retail sales, for the third quarter and first nine months of this year, compared to $24.8 million, or 26.2% of total retail sales, and $72.1 million, or 25.4% of total retail sales, for last year's comparable periods. The overall increases in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development program. The Company has continued to maintain a conservative cost structure and has implemented aggressive expense controls to keep operating expenses in line with planned sales levels.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
At October 29, 1994, the Company had working capital of $87.8 million, compared to $87.6 million at October 30, 1993 and $91.6 million at January 29, 1994. Cash provided by operating activities was $4.6 million for the nine months ended October 29, 1994, compared to net cash used in operating activities of $4.8 million for last year's comparable nine-month period. The increase in cash provided by operating activities in the current year resulted primarily from decreased build-up of inventory levels.

The Company had $10.4 million of borrowings outstanding under its $35 million revolving credit and term loan agreement at October 29, 1994, compared to no borrowings outstanding at the end of last year's third quarter.

Expenditures for property and equipment totaled $21.7 million for the nine months ended October 29, 1994, compared to $13.0 million of expenditures in last year's first nine months. The Company expects total capital expenditures to be approximately $30.5 million for current fiscal year. The Company intends to open approximately 80 new stores in the current fiscal year and to relocate or expand an additional 50 stores. Additional expenditures are planned to expand the Company's distribution facilities and to upgrade management information systems. As of October 29, 1994, the Company had opened 65 new stores, relocated or expanded 39 stores and closed 4 stores this fiscal year.

The Company believes that its cash and short-term investments, together with cash flow from operations and borrowings available under a $35 million revolving credit and term loan agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.
<PAGE 10>
PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.    LEGAL PROCEEDINGS
- - -----------------------------
           None

ITEM 2.    CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
- - ------------------------------------------------------------------
           None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
- - -----------------------------------------------------------
           Not Applicable

ITEM 4.    RESULT OF VOTES OF SECURITY HOLDERS
- - ----------------------------------------------
           None

ITEM 5.    OTHER INFORMATION
- - ----------------------------
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- - -------------------------------------------
           (A)    None
           (B) No Reports on Form 8-K were filed during the quarter ended October 29, 1994.
<PAGE 11>
PART II  OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CATO CORPORATION

Date: December 8, 1994                  Wayland H. Cato, Jr.
                                        -----------------------
                                        Chairman of the Board
                                        of Directors and Chief
                                        Executive Officer


Date: December 8, 1994                  Alan E. Wiley
                                        -----------------------
                                        Executive Vice
                                        President-Secretary,
                                        Chief Financial and
                                        Administrative Officer