Form 10-K
period 1995-01-28
CATO CORP
filed 1995-04-28
CIK 18255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K


[ X] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended January 28, 1995

                                    OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    REGISTRANT:  THE CATO CORPORATION
                      COMMISSION FILE NUMBER O-3747

State of Incorporation:  Delaware        I.R.S. Employer Identification
                                               Number:  56-0484485

Address of Principal Executive            Registrant's Telephone Number:
Offices:                                              704/554-8510
        8100 Denmark Road
Charlotte, North Carolina  28273-5975

SECURITIES REGISTERED PURSUANT TO          SECURITIES REGISTERED PURSUANT
    SECTION 12(b) OF THE ACT:                TO SECTION 12(g) OF THE ACT:

               NONE                              CLASS A COMMON STOCK


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

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 31, 1995, there were 23,132,327 shares of Class A Common Stock and 5,264,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 31, 1994 was approximately $113,390,397 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 24, 1995, relating to the 1995 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                    Part III - Items 10, 11, 12 and 13

                      THE CATO CORPORATION
                           FORM 10-K
                       TABLE OF CONTENTS
                                                            Page


Part I:

      Item 1.  Business                                      Page 2

      Item 2.  Properties                                    Page 9

      Item 3.  Legal Proceedings                             Page 9

      Item 4.  Results of Votes of Security Holders          Page 9

Part II:

      Item 5.  Market  for  Registrant's
               Common Equity and Related
               Stockholder Matters                           Page 10

      Item 6.  Selected Financial Data                       Page 11

      Item 7.  Managements' Discussion of
               Analysis of Financial Condition and
               Results of Operations                         Page 12 - 15

      Item 8.  Financial Statements and Supplementary Data   Page 16

      Item 9.  Disagreements on Accounting and Financial     Page 16
               Disclosures
Part III:

      Item 10. Directors and Executive Officers              Page 17

      Item 11. Executive Compensation                        Page 20

      Item 12. Security Ownership of Certain Beneficial      Page 20
               Owners and Management

      Item 13. Certain Relationships and Related Transactions Page 20

Part IV:

      Item 14.  Exhibits, Financial Statement Schedules       Page 21
                and Reports on Form 8-K

                                                       Page 2
                             PART I

Item 1.  Business:

General

      The Company, founded in 1946, operated 538 women's apparel specialty stores at January 28, 1995 under the names "Cato," "Cato Fashions" and "Cato Plus" in 22 states, principally in non-metropolitan markets in the South and Southeast. The Company's merchandising strategy is to provide a wide variety of value-priced merchandise in misses, junior and large sizes for the fashion conscious low- to middle-income female customer, aged 18 to 45 and in fiscal 1994 the Company began offering clothing and accessories for girls ages 4 - 14 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 4,800 to 8,000 square feet and are located primarily in strip shopping centers anchored by major discount stores. The Company emphasizes personalized customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 32% of retail sales in fiscal 1994. In addition to its Cato Stores, the Company operated 108 off-price family apparel and accessories stores at January 28, 1995 under the name "It's Fashion!" These stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administration, distribution and financial systems as the Cato stores.


Business

     The Company's objective is to be the leading women's apparel specialty retailer for fashion conscious low- to middle-income females in its markets. Management believes the Company's success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing women's specialty stores. The key elements of the Company's business strategy are:

          Merchandise  Assortment.   The  Company's  stores
     offer a wide assortment of apparel and accessory items in regular and large sizes and emphasize color, product coordination and selection.

           Value   Pricing.   The  Company  offers  quality
     merchandise that is generally priced below comparable merchandise offered by department stores and higher-end specialty apparel chains but is generally more
     fashionable  than  merchandise  offered  by   discount
     stores.
                                                      Page 3
Item 1.  Business:  (continued)


          Strip  Shopping  Center Locations.   The  Company
     locates   its  stores  principally  in  strip  centers
     convenient to our customers anchored by major discount stores, such as Wal-Mart and Kmart, that attract large numbers of potential customers.

           Customer  Service.   Store  managers  and  sales
     associates are trained to provide prompt and courteous
     service   and   to  assist  customers  in  merchandise
     selection and wardrobe coordination.

          Credit and Layaway Programs. The Company offers its own credit and a layaway plan to make the purchase of its merchandise more convenient.

          Expansion. The Company plans to open new stores and relocate or expand existing stores in small to medium-sized towns and in selected larger cities and metropolitan areas, principally in the South and Southeast.

Merchandising

  Merchandising

      The  Company  offers  a  broad  selection  of  apparel  and accessories  to  suit  the  various  lifestyles  of  the  fashion conscious low-to middle-income female, aged 18 to 45. In addition, the Company features a value pricing strategy with lower initial markups, product quality and consistent merchandise flow providing color and product coordination.

      The Company's merchandise lines include dressy and casual sportswear, dresses, careerwear, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. In fiscal 1994, clothing and accessories for girls ages 4 -14 was added to selected Cato stores. The Company plans to expand these lines to additional stores in fiscal 1995. Most of the Company's merchandise is sold under its private labels.

      In fiscal 1994, approximately 29% of Cato stores' retail sales represented merchandise for large size customers. This merchandise is marketed in its stores under two formats: as a distinct display area in "Cato" and "Cato Fashions" stores and as a separate department in the combined "Cato Fashions" and "Cato Plus" stores.

                                                      Page 4
Item 1.  Business:  (continued)

      As a part of its merchandising strategy, members of the Company's merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations personnel and frequently confer with key vendors. The Company tests most new fashion-sensitive items in selected stores to aid it in determining their appeal before making a substantial purchasing commitment. The Company also takes aggressive markdowns on slow-selling merchandise and does not carry over merchandise to the next season.

   Purchasing, Allocation and Distribution

        Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 1994, purchases from the Company's largest vendor accounted for approximately 8% of the Company's total purchases. No other vendor accounted for more than 4% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse affect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse affect on the Company's ability to obtain adequate supplies of merchandise.

      An important component of the Company's strategy is the allocation of merchandise to individual stores based on an analysis of historical and current sales trends by merchandise category, customer profiles and climatic conditions. A computerized merchandise control system provides current information on the sales activity of each merchandise style in the Company's stores. Point-of-sale terminals in the stores collect and transmit sales and inventory information to the Company's central computer, permitting timely response to sales trends on a store-by-store basis.

      All merchandise is shipped directly to the Company's distribution center in Charlotte, North Carolina where it is inspected and allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment is controlled by an on-line computer system. Shipments are made by common carrier, and each store receives at least one shipment per week.
                                                      Page 5
Item 1.  Business:  (continued)

  Advertising

     The Company uses direct mail, local newspapers, radio and in-store promotional advertising as its primary advertising media. Weekly newspaper advertisements typically promote specific items or merchandise at promotional prices. The Company uses radio
advertising  in  selected  broadcast  areas  that  include   high
concentrations of its stores. The Company's total advertising expenditures were approximately 2.0% of retail sales in fiscal 1994.

Store Operations

      The Company's store operations management team consists of an executive vice president, seven regional vice presidents and 61 district managers. Regional vice presidents receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted  objectives for district sales increases  and  shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the stores and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

      The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced personnel who have achieved superior results in meeting the Company's goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company's home office.

Store Locations

      Most of the Company's stores are located in the South and Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000.
Approximately 150 stores, operating under the name "Cato" or "Cato Fashions," average approximately 4,000 square feet. Substantially all of the remaining stores are combination "Cato Fashions" and "Cato Plus" stores, ranging in size from 4,800 to 8,000 square feet. These combination stores have two distinct signs and selling areas but use a common sales staff and service desk.
                                                      Page 6
Item 1.  Business:  (continued)

      All of the Company's stores are leased. Approximately 89% are located in strip shopping centers, 3% in downtown locations and 8% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by major discount stores, such as Wal-Mart and Kmart stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

      The Company's store development activities consist of opening new stores, expanding certain existing stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities for its Cato stores since fiscal 1990.


                     Cato Store Development
                (Excluding It's Fashion Stores)
                      Number of  Stores
                               Number    Number    Number of  Stores
Fiscal Year   Beginning of     Opened    Closed     End of Year
                  Year

1990             494            10         32           472

1991             472             6         47           431

1992             431            33         26           438

1993             438            65         13           490

1994             490            57          9           538


      The Company intends to open approximately 63 new stores and to relocate or expand approximately 40 existing stores in fiscal 1995. In fiscal 1996, the Company expects to open approximately 63 new stores and to relocate or expand approximately 40 existing stores. The Company anticipates that 33 of the 63 new stores to be opened in fiscal 1995 and 33 of the 63 new stores to be opened in fiscal 1996 will be off-price "Its Fashion!" stores.

     The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process and to close underperforming stores or relocate them to more desirable locations in their existing markets.
                                                      Page 7
Item 1.  Business:  (continued)

Credit and Layaway

   Credit Card Program

      The Company offers its own credit card, which accounted for approximately 22% of retail sales in fiscal 1994. The Company's net bad debt expense in fiscal 1994 was 2.8% of credit sales.

      Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet a minimum income test. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company charges a finance charge based on the allowable rates in the customer's state of residence.

   Layaway Plan

      Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for nine weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. Layaway sales represented approximately 10% of retail sales in fiscal 1994.

It's Fashion Stores

      The Company operated 108 off-price stores at January 28, 1995 in 11 states in the South and Southeast under the name "It's Fashion!" These stores are smaller than the Cato stores, averaging approximately 3,000 square feet, and offer limited selections of first-quality family apparel and accessories at prices ranging from 20% to 80% off regular retail prices. The Company's credit and layaway plans are not available in these stores. Most of the merchandise for these stores is purchased at close-out prices from manufacturers with excessive inventories due to overruns or order cancellations. The It's Fashion stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administrative, distribution and financial systems as the Cato stores. Sales from It's Fashion stores represented 11% of the
Company's retail sales during fiscal 1994. As part of its planned expansion program, the Company currently intends to open approximately 33 new It's Fashion stores in fiscal 1995 and 33 in fiscal 1996.

                                                      Page 8
Management Information Systems

       The Company's systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly best seller/worst seller report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales but can be modified to accommodate unexpected increases or decreases in demand for a particular item.

      Sales information is projected by merchandise category and, in some cases, is further projected and actual performance measured by stockkeeping unit. Merchandise allocation models are used to distribute merchandise to individual stores based upon historical sales trends, climatic differences, customer demographic differences and targeted inventory turnover rates.

Competition

      The women's retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women's apparel specialty stores. In addition, the Company competes with local apparel specialty stores and, to some degree, with major department stores, general merchandise chains and discount store chains. To the extent that the Company opens stores in larger cities and metropolitan areas, competition is expected to be more intense in those markets. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

Regulation

      A variety of laws affect the revolving credit program offered by the Company. The Federal Consumer Credit Protection Act (Truth-in Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on revolving credit accounts. In addition, various state laws regulate collection practices, require certain disclosures to credit customers and limit the finance charges, late fees and other charges which may be imposed by the Company.
                                                      Page 9
Employees

      As of January 28, 1995, the Company employed approximately 6,600 full-time and part-time employees. The Company also employs additional part-time employees during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its employee relations are good.

Item 2.  Properties:

      The Company's distribution center and general offices are located in a Company-owned building of approximately 492,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company's automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 74,000 square feet.

      Substantially all of the Company's retail stores are leased from unaffiliated parties. Most of the leases have an initial term of five years, with two to three five-year renewal options. Substantially all of the leases provide for fixed rentals plus a percentage of sales in excess of a specified volume.

Item 3.  Legal Proceedings:

     There are no material pending legal proceedings to which the registrant or its subsidiaries is a party, or to which any of their property is subject.

Item 4.  Results of Votes of Security Holders:

     None

                                                       Page 10
                            PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters

Market & Dividend Information

      The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of 1994 and 1993. All per share amounts have been adjusted to reflect a three-for-two stock split effected June 28, 1993.
_________________________________________________________________

                             Price

1994                     High     Low          Dividend

First quarter            $21 1/2   $9 1/2         $.025
Second quarter            14 3/4    9 1/2          .04
Third quarter             12 1/4    8 1/2          .04
Fourth quarter             9 3/4    5 1/2          .04


                             Price
1993                     High      Low         Dividend

First quarter            $21 1/3   $15 7/8        $.013
Second quarter            23 1/2    15 3/4         .025
Third quarter             24 1/2    14 3/4         .025
Fourth quarter            24 3/4    14             .025

- - ----------------------------------------------------------------

      As  of March 31, 1995 the approximate number of holders  of the  Company's Class A Common stock was 8,000 and there  were  16 record holders of the Company's Class B Common Stock.


Page 11

Item 6.  Selected Financial Data:

THE CATO CORPORATION
SELECTED FINANCIAL DATA


                                                              FISCAL YEAR ENDED
                                         January 28, January 29, January 30, February 1, February 2,
                                           1995        1994        1993        1992        1991
                                             (In thousands, except per share and selected operating data)
Statement of Operations Data:
   Retail sales                        $  463,737  $  407,878  $  331,262  $265,115  $  230,308
   Other income                            12,449      12,021       9,494     8,707       7,940
   Total revenues                         476,186     419,899     340,756   273,822     238,248
   Cost of goods sold, including
      occupancy, distribution and
      buying                              324,309     275,090     220,663   180,552     160,079
   Gross margin percent, including
      occupancy, distribution and
      buying                                 30.1 %      32.6 %      33.4 % 31.9 %      30.5 %
   Selling, general and administrative    116,144     100,760      85,667  70,523        74,382
   Depreciation                             6,844       5,465       4,148   4,342         4,914
   Restructuring expense                        -           -           -       -        10,504
   Interest                                   377         250       1,213   3,299         3,365
   Income (loss) before income taxes       28,512      38,334      29,065  15,106       (14,996)
   Income tax expense (benefit)            10,407      13,532      10,597   5,589        (5,006)
   Net income (loss)                   $   18,105  $   24,802  $   18,468  $9,517    $   (9,990)
   Earnings (loss) per share (1)       $     0.62  $     0.84  $     0.71  $0.43     $    (0.45)
   Cash dividends paid per share       $    0.145  $    0.088  $     0.04  $   -     $    0.013

Selected Operating Data:
   Stores open at end of period               646         575         505      487          528
   Average sales per store             $  749,000  $  744,000  $  663,000  $527,000  $   415,000
   Average sales per square foot of
      selling space                    $      172  $      187  $      173  $    142  $      116
   Comparable store sales increase
      (decrease)                              1.0 %       8.1 %      18.6 %  19.9 %      (4.5)%

Balance Sheet Data:
   Working capital                     $   94,581  $   91,569  $   53,862  $33,186   $   25,386
   Total assets                           201,322     178,603     122,225   94,930        83,408
   Long-term debt                               -           -           -   24,891        29,446
   Total stockholders' equity          $  141,508  $  127,533  $   78,216  $30,479   $    19,969


(1)All per share amounts have been adjusted to reflect a three-for-two stock split effected June 28, 1993.


                                                      Page 12
Item  7.   Managements'  Discussion  and  Analysis  of  Financial
Condition and Results of               Operations:


RESULTS OF OPERATIONS

     The table below sets forth financial data of the Company expressed as a percentage of retail sales for the periods indicated:

_________________________________________________________________

                                    Fiscal Year Ended

                         January 28,   January 29,  January 30,
                            1995          1994          1993

Retail sales               100.0%        100.0%        100.0%
Other income                 2.7           2.9           2.9
   Total revenues          102.7         102.9         102.9
Cost of goods sold,
   including occupancy,
   distribution, and buying 69.9          67.4          66.6
Selling, general and
   administrative           25.0          24.7          25.9
Depreciation                 1.6           1.3           1.3
Selling, general,
administrative,
   and depreciation         26.6          26.0          27.2
Income
   before income taxes       6.1           9.4           9.0
Net Income                   3.9%          6.1%          5.6%


Fiscal 1994 Compared to Fiscal 1993

     Retail sales increased by 14% to $463.7 million in fiscal 1994 from $407.9 million in fiscal 1993. Same-store sales increased 1% over fiscal 1993. Total revenues, comprised of retail sales and other income (principally finance charges on customer accounts receivable, layaway fees and interest income), increased 13% to $476.2 million in fiscal 1994 from $419.9 million in fiscal 1993. The Company operated 646 stores at January 28, 1995, compared to 575 stores in operation at January 29, 1994.

     The increase in retail sales in the current year resulted primarily from the Company's store development activities. In fiscal 1994, the Company increased selling square footage by approximately 20% by opening 80 new stores, relocating 30 stores, and expanding 20 stores while closing 9 existing stores.

                                                       Page 13
     Other income in fiscal 1994 increased 4% over fiscal 1993. The increase resulted primarily from higher finance charge income and by increased earnings on cash equivalents and short-term investments.

     Cost of goods sold, including occupancy, distribution, and buying was $324.3 million, or 69.9% of retail sales, in fiscal 1994 compared to $275.1 million, or 67.4% of retail sales, in fiscal 1993. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of promotional markdowns taken in fiscal 1994. Inventory levels throughout the year were consistently higher than were needed for the sales levels achieved, resulting in markdowns above plan and a decrease in merchandise margins. Total gross margin dollars (retail sales less cost of goods sold) increased by 5% to $139.4 million in fiscal 1994 from $132.8 million in fiscal 1993.

     Selling, general and administrative expenses (SG&A) were $116.1 million in fiscal 1994, compared to $100.8 million in fiscal 1993, an increase of 15%. As a percent of retail sales, SG&A was 25.0% compared to 24.7% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development program.

     Depreciation expense was $6.8 million in fiscal 1994, compared to $5.5 million in fiscal 1993. The 25% increase in the current year resulted primarily from additions to property and equipment from the Company's store development activities.

Fiscal 1993 Compared to Fiscal 1992

     Retail sales increased by 23% to $407.9 million in fiscal 1993 from $331.3 million in fiscal 1992. Same-store sales increased 8% over fiscal 1992. Total revenues, comprised of retail sales and other income, increased 23% to $419.9 million in fiscal 1993 from $340.8 million in fiscal 1992. The Company operated 575 stores at January 29, 1994 compared to 505 stores operated at January 30, 1993.

     The improvement in same-store sales in fiscal 1993 following increases of 19% and 20% in the prior two years reflected the continued success of the Company's merchandising, marketing strategies and the Company's commitment to superior customer service. The Company's strategy has been to aggressively increase sales and market share through intensified marketing efforts, increasing and broadening merchandise assortments and by improving merchandise allocation and distribution. Additionally, the Company's strategy has been to increase sales by expanding selling square footage through store development activities. In fiscal 1993, the Company increased selling square footage by approximately 21% by opening 86 new stores, relocating or expanding an additional 46 stores while closing 16 existing stores.

     Other income in fiscal 1993 increased by 27% over fiscal
1992. The increase resulted primarily from higher finance charge income and by increased earnings on cash equivalents and short-term investments.

     Cost of goods sold, including occupancy, distribution, and buying was $275.1 million, or 67.4% of retail sales, in fiscal 1993, compared to $220.7 million, or 66.6% of retail sales, in
                                                       Page 14

fiscal 1992. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of promotional markdowns in fiscal 1993's fourth quarter. Total gross margin dollars increased by 20% to $132.8 million in fiscal 1993 from $110.6 million in fiscal 1992.

     SG&A expenses were $100.8 million in fiscal 1993, compared to $85.7 million in fiscal 1992, an increase of 18%. As a percent of retail sales, SG&A improved to 24.7% in fiscal 1993 from 25.9% in fiscal 1992. The improvement in fiscal 1993 reflected the Company's ability to leverage operating expenses by maintaining a conservative cost structure. The overall increase in SG&A was attributable to increases in selling-related expenses, increased marketing costs, and the costs related to fiscal 1993 store closings. Additionally, expenses relating to the Company's store development plans contributed to increased overhead expenses.

     Depreciation expense was $5.5 million in fiscal 1993, compared to $4.1 million in fiscal 1992. The 32% increase in fiscal 1993 resulted primarily from additions to property and equipment from the Company's store development activities. The Company incurred no interest related to long-term debt in fiscal 1993, whereas in fiscal 1992 the Company recorded interest of $1.2 million on $24.9 million of Subordinated Debentures prior to their retirement in June 1992.

Liquidity and Capital Resources

     At January 28, 1995, the Company had working capital of $94.6 million, compared to $91.6 million at January 29, 1994. Cash provided by operating activities was $33.4 million in fiscal 1994, compared to $6.5 million in fiscal 1993. The increase in cash provided by operating activities in fiscal 1994 resulted primarily from a decrease in the build-up of inventory levels, which was partially offset by the decrease in net income. At January 28, 1995, the Company had $46.2 million in cash, cash equivalents and short-term investments compared to $42.6 million at January 29, 1994.

     At January 28, 1995, the Company had an unsecured revolving credit and term loan agreement which provides for borrowing of up to $35 million and an additional letter of credit facility of $15 million. This agreement, which was amended in December 1994, is committed until May 31, 1998 with the letter of credit facility renewable on an annual basis. The Company has the option at any time during the agreement to convert up to $20 million of borrowings into a four-year term loan at the lender's prime rate, repayable in equal quarterly installments. The Company had no borrowings under the agreement at January 28, 1995 or January 29, 1994. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios and a limitation on capital expenditures based on a formula derived from operating results. Based on the prescribed formula, the Company is limited to approximately $40.9 million of capital expenditures in the next fiscal year. In fiscal 1994, the Company entered into an agreement to lease $10 million of store fixtures, point-of-sale devices and warehouse equipment. The operating lease is for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. Additionally, the Company has the option of leasing up to $15 million more of qualifying assets from the lessor in fiscal 1995.
                                                       Page 15

     Expenditures for property and equipment totaled $25.5 million, $17.2 million and $7.6 million in fiscal 1994, 1993, and 1992, respectively. The expenditures for fiscal 1994 included, in addition to store development expenditures, the costs relating to the expansion of the Company's distribution facility which was completed and in operation at the end of fiscal 1994. The Company intends to open approximately 63 new stores in each of the next two fiscal years, and to relocate and expand approximately 40 stores in both fiscal 1995 and 1996. The Company is currently planning approximately $21.0 million and $19.5 million of capital expenditures in fiscal 1995 and fiscal 1996, respectively.

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit and term loan agreement, will be adequate to fund the Company's proposed capital expenditures for its store expansion program and other operating requirements.




                                                      Page 16
Item 8.  Financial Statements and Supplementary Data:

     The response to this Item is submitted in a separate section of this report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

     None

                                                       Page 17
                            PART III

Item 10.  Directors and Executive Officers:

      The  directors  and executive officers of the  Company  and their ages as of March 31, 1995 are as follows:
              Name                Age        Position

Wayland H. Cato, Jr. * ++                  72    Chairman of  the
                                                 Board   of   Directors   and
                                                 Chief Executive Officer

Edgar T. Cato                              70   Vice Chairman  of
                                                the Board of Directors

Linda McFarland Jenkins                     47   President  and
                                                 Chief Operating Officer  and
                                                 Director

John P. Derham Cato                         44   Executive Vice President,
                                                 President and General
                                                 Manager - It's Fashion!
                                                 Division and Director



Alan E. Wiley                               48    Executive  Vice President,
                                                  Secretary, Chief Financial
                                                  and Administrative Officer
                                                  and Director


Howard A. Severson                          47    Executive Vice President,
                                                  Assistant Secretary,
                                                  Chief Real Estate and
                                                  Store Development Officer
                                                  and Director

David Kempert                               45    Executive  Vice
                                                  President   -  Chief   Store
                                                  Operations Officer

Clarice Cato Goodyear * + +                 48    Executive  Vice
                                                  President    and   Assistant
                                                  Secretary and Director

Patrick J. McIntyre                          50   Senior   Vice
                                                  President - Chief
                                                  Information Officer

Thomas E. Cato                             40     Vice President  -
                                                  Divisional Merchandise
                                                  Manager, Accessories and
                                                  Shoes and Director

Robert W. Bradshaw, Jr. * +                61     Director

George S. Currin * +                       58     Director

Paul Fulton*+                              61     Director

Grant L. Hamrick * +                       56     Director

Robert L. Kirby * +                        64     Director

James H. Shaw * +                          66     Director

A.F.(Pete) Sloan* +                        66     Director

*   Members of Compensation Committee
+   Members of Audit and Stock Option Committees
++  Member of Audit Committee
                                                       Page 18

     Wayland H. Cato, Jr. is Chairman of the Board of Directors and has been a director of the Company since 1946. Since 1960, he has served as the Company's Chief Executive Officer.

     Edgar T. Cato is the Vice Chairman of the Board of Directors and has been a director of the Company since 1946. Mr. Edgar T.
Cato is the brother of Mr. Wayland H. Cato, Jr.

      Linda McFarland Jenkins joined the Company in June 1990. She currently serves as President and Chief Operating Officer and has been a director since 1991. Prior to joining the Company, she was Senior Vice President - General Merchandise Manager of J.B. Ivey & Company, a Charlotte, North Carolina based regional department store chain, where she was employed for 11 years.

      John P. Derham Cato has been employed as an officer of the Company since 1981 and has served as a director since 1986. He currently serves as Executive Vice President, President and General Manager - It's Fashion! Division. Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

     Alan E. Wiley joined the Company in July 1992. He currently serves as Executive Vice President, Secretary, Chief Financial and Administrative Officer and has been a director since 1994. From 1981 through 1990 he held senior administrative and financial positions with British American Tobacco, U.S. in various companies of their specialty retail division. From 1990 until joining the Company, he was President and majority stockholder of Gibbs-Louis, Inc., an Orlando, Florida based women's specialty store chain. In May 1992, Gibbs-Louis, Inc. filed a petition pursuant to the U.S. Bankruptcy Code and was liquidated in June 1992.

      Howard A. Severson has been an officer of the Company since 1985. He currently serves as Executive Vice President, Assistant Secretary, Chief Real Estate and Store Development Officer and has been a director since March 1995. Prior to joining the Company, Mr. Severson served for five years as the Director of Real Estate for Minnesota Fabric Company, a Charlotte based retail fabric store chain.

       David Kempert joined the Company as Executive Vice President - Chief Store Operations Officer in August 1989. From 1982 until 1989, he was employed by The Gap Stores, an apparel specialty chain, where his most recent position was Zone Vice President of the Northeast Region.

     Clarice Cato Goodyear has been employed by the Company since 1975 and has served as a director and officer of the Company since 1979. She currently serves as Executive Vice President and Assistant Secretary. Ms. Goodyear is a daughter of Mr. Wayland H. Cato, Jr.

     Patrick J. McIntyre has been an officer of the Company since
1988.   He  currently  serves as Senior Vice  President  -  Chief
Information Officer. He was previously employed for seven years as Vice President of Management Information Services at The
Higbee Company, a Cleveland, Ohio based regional department store chain.
                                                       Page 19

      Thomas E. Cato has been employed by the Company since 1977, has served as an officer since 1986 and has been a director since 1993. He currently serves as Vice President, Divisional Merchandise Manager - Accessories and Shoes. Mr. Thomas Cato is a son of Mr. Wayland H. Cato, Jr.

      Robert W. Bradshaw, Jr. has been a director of the Company since 1994. Since 1961, he has been engaged in the private practice of law with Robinson, Bradshaw & Hinson, P.A. and as a shareholder, officer and director of the firm. The law firm serves as General Counsel to the Company.

      George S. Currin has been a director of the Company since 1973. From 1978 to 1989, Mr. Currin was the President and Chief Executive Officer and a director of Southeastern Savings Bank, Inc. Since 1989, he has served as Chairman and Managing Director of Fourth Stockton Company and Chairman of Currin - Patterson Properties LLC.

      Paul Fulton has been a director of the Company since 1994. From July 1988 to December 1993, Mr. Fulton served as President of Sara Lee Corporation. Since January 1994, Mr. Fulton has served as Dean of the Kenan-Flagler Business School of the
University of North Carolina at Chapel Hill. Mr. Fulton is currently a director of Sonoco Products, NationsBank Corporation, Bassett Furniture Industries, Inc., and Winston Hotels, Inc.

      Grant L. Hamrick has been a director of the Company since 1994. From 1961 to 1985, Mr. Hamrick was employed by the public accounting firm Price Waterhouse and served as Managing Partner of the Charlotte, North Carolina office. Since 1989, Mr. Hamrick has served as Senior Vice President and Chief Financial Officer for American City Business Journals, Inc.

      Robert L. Kirby has been a director of the Company since 1992. Mr. Kirby served as Executive Vice President of NationsBank of North Carolina from 1983 to 1988 and as President and as director of NationsBank of Florida from 1988 until his retirement in 1990.

     James H. Shaw has been a director of the Company since 1989. Mr. Shaw was Chairman of Consolidated Ivey's, a regional department store chain, from 1988 until his retirement in 1989, Chairman and Chief Executive Officer of J.B. Ivey & Company from 1986 to 1988 and Chairman and Chief Executive Officer of Ivey's Carolinas from 1983 to 1986.

      A.F. (Pete) Sloan has been a director of the Company since 1994. Mr. Sloan was Chairman of the Board of Lance, Inc. where he was employed from 1955 until his retirement in 1990. Mr. Sloan is currently a director of Lance, Inc., Bassett Furniture Industries, Inc., PCA International, Inc., and Richfood, Inc.


                                                       Page 20
Item 11.  Executive Compensation:

      Incorporated by reference to Registrant's proxy statement for 1995 annual stockholders' meeting.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management:

      Incorporated by reference to Registrant's proxy statement for 1995 annual stockholders' meeting.

Item 13.  Certain Relationships and Related Transactions:

      Incorporated by reference to Registrant's proxy statement for 1995 annual stockholders' meeting.
                                                       Page 21
                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K

 (a) 1.& 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

      The response to this portion of Item 14 is submitted as a separate section of this report.

 (a) 3.     LIST OF EXHIBITS

     See Exhibit Index at page 44 of this annual report.

  (b)       REPORTS ON FORM 8-K

      No  reports on Form 8-K were filed during the quarter ended
      January 28, 1995.




                                                       Page 22
                   ANNUAL REPORT ON FORM 10-K

          ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  LIST OF FINANCIAL STATEMENTS

                        CERTAIN EXHIBITS

                  FINANCIAL STATEMENT SCHEDULE

                   YEAR ENDED JANUARY 28, 1995

                      THE CATO CORPORATION

                    CHARLOTTE, NORTH CAROLINA

                                                       Page 23
ITEM 14(A)  1. AND 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                      STATEMENT SCHEDULE


THE CATO CORPORATION

The  following  consolidated financial  statements  of  The  Cato
Corporation are included in Item 8:


Report of Independent Auditors                           Page 24
Consolidated Statements of Income                        Page 25
Consolidated Balance Sheets                              Page 26
Consolidated Statements of Cash Flows                    Page 27
Consolidated  Statements of Stockholders'  Equity        Page 28
Notes to Consolidated Financial Statements               Pages 29 - 42

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II - Valuation and  qualifying accounts          Page 43

All   other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.






                                                       Page 24

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
THE CATO CORPORATION

We have audited the accompanying consolidated balance sheets of The Cato Corporation as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Cato Corporation at January 28, 1995 and January 29, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG LLP


Charlotte, North Carolina
March 10, 1995







Page 25
THE CATO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                Fiscal Year Ended
                                                                                January 28,  January 29, January 30,
                                                                                   1995         1994        1993
   Revenues:                                                                    (In thousands, except per share data)
   Retail sales                                                                 $   463,737 $   407,878   $ 331,262
   Other income (principally finance and layaway charges)                            12,449      12,021       9,494

      Total revenues                                                                 476,186     419,899     340,756

Costs and Expenses:
   Cost of goods sold, including occupancy, distribution and buying                  324,309     275,090     220,663
   Selling, general and administrative                                               116,144     100,760      85,667
   Depreciation                                                                        6,844       5,465       4,148
   Interest                                                                              377         250       1,213

      Total operating expenses                                                       447,674     381,565      311,691

Income Before Income Taxes                                                            28,512      38,334       29,065
   Income tax expense                                                                 10,407      13,532       10,597

Net Income                                                                      $     18,105 $    24,802  $    18,468


Earnings Per Share                                                              $       0.62 $      0.84  $      0.71


Dividends Per Share                                                             $       0.145 $     0.088 $      0.04



See notes to consolidated financial statements.



Page 26
THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                            January 28,      January 29,

                                                                              1995             1994

                                                                                    (In thousands)
Assets
Current Assets:
 Cash and cash equivalents                                                   $      23,963    $      22,001
 Short-term investments                                                             22,263           20,613
 Accounts receivable, net of allowance for doubtful accounts of $3,401,000 at
    January 28, 1995 and $3,162,000 at January 29, 1994                             37,926           36,814
 Merchandise inventories                                                            54,674           55,814
 Deferred income taxes                                                               2,053            1,607
 Prepaid expenses                                                                    2,602            1,935
    Total Current Assets                                                           143,481          138,784
Property and Equipment                                                              53,146           35,497
Other Assets                                                                         4,695            4,322
                   Total Assets                                               $    201,322    $     178,603


Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                             $      36,159    $      34,547
 Accrued expenses                                                                    11,832           12,668
 Income taxes                                                                           909                -
    Total Current Liabilities                                                        48,900           47,215
Deferred Income Taxes                                                                 4,192            3,482
Other Noncurrent Liabilities                                                          6,722              373
Stockholders' Equity:

 Class A Common Stock, $.033 par value per share, 50,000,000 shares authorized;
    23,132,327 shares issued and outstanding at January 28, 1995 and 23,078,208
    shares issued and outstanding at January 29, 1994                                   770              769
 Convertible Class B Common Stock, $.033 par value per share, 15,000,000 shares authorized; 5,264,317 shares issued and outstanding at January 28, 1995 and
   January 29, 1994                                                                     176              176
 Preferred Stock, $100 par value per share, 100,000 shares authorized,
    none issued                                                                           -                -
 Additional paid-in capital                                                          62,278           61,753
 Retained earnings                                                                   78,284           64,835

    Total Stockholders' Equity                                                      141,508          127,533

                  Total Liabilities and Stockholders' Equity                  $     201,322    $     178,603




 See notes to consolidated financial statements.


Page 27
THE CATO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Fiscal Year Ended
                                                                              January 28,      January 29,     January 30,
                                                                                 1995             1994            1993
                                                                                            (In thousands)
Operating Activities
Net income                                                                   $    18,105        $24,802         $18,468
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                                      6,844         5,465           4,148
  Amortization of investment premiums                                                 235           720               -
  Deferred income taxes                                                               575         1,161            (140)
  Loss on disposal of property and equipment                                          352             -             123
  Changes in assets and liabilities:
     (Increase) in accounts receivable                                             (1,112)       (9,077)         (4,468)
     (Increase) decrease in merchandise inventories                                 1,140       (22,072)         (6,399)
     (Increase) decrease in other assets                                           (1,040)       (1,294)            719
     Increase (decrease) in accrued income taxes                                      909        (1,198)         (3,060)
     Increase in accounts payable and other liabilities                             7,386         7,995           7,080

  Net cash provided by operating activities                                        33,394         6,502          16,471

Investing Activities
  Expenditures for property and equipment                                         (25,484)      (17,214)         (7,646)
  Proceeds from sale of property and equipment                                        378           -               -
  Purchases of short-term investments                                             (11,882)      (34,081)         (3,829)
  Sales of short-term investments                                                   9,145        16,577               -

  Net cash used in investing activities                                           (27,843)      (34,718)        (11,475)

Financing Activities
  Dividends paid                                                                   (4,115)       (2,499)         (1,063)
  Proceeds from employee stock purchase plan                                          435            -               -
  Proceeds from stock options exercised                                                91         1,459             348
  Proceeds from sale of common stock                                                   -         24,262          29,984
  Income tax benefit from stock options exercised                                      -          1,293               -
  Repayments of life insurance policy loans                                            -           (203)              -
  Retirement of subordinated debentures                                                -              -         (24,981)

  Net cash provided by (used in) financing activities                              (3,589)       24,312           4,288

Net Increase (Decrease) in Cash and Cash Equivalents                                1,962        (3,904)          9,284
Cash and Cash Equivalents at Beginning of Year                                     22,001        25,905          16,621

Cash and Cash Equivalents at End of Year                                      $    23,963       $22,001   $      25,905



See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Convertible
                                            Class A    Class B   Additional
                                             Common    Common    Paid-in        Retained      Treasury
                                             Stock     Stock     Capital        Earnings      Stock

                                                           (In thousands)


Balance - February 1, 1992               $    501      $   188    $   11,504    $   25,127    $   6,841

    Net income                                                                      18,468
    Dividends paid ($.04 per share)                                                 (1,063)
    Sale of Class A Common Stock - 2,875,000   95                     29,889
    Treasury shares sold through
       stock option plans - 55,200 shares                                322                        (26)
    Shares converted from Class B
       Common Stock to Class A
       Common Stock - 246,021 shares           12          (12)

Balance - January 30, 1993                    608           176         41,715      42,532         6,815

    Net income                                                                      24,802
    Dividends paid ($.088 per share)                                                (2,499)
    Sale of Class A Common Stock -             34                       24,228
     1,012,500 shares
    Class A Common Stock sold through
       stock option plans - 178,550 shares      6                        1,193
    Treasury shares sold through
       stock option plans - 23,300 shares                                   249                      (11)
    Retirement of treasury stock -
       5,778,970 shares                      (192)                       (6,612)                  (6,804)
    Three-for-two stock split -
       9,395,385 shares of Class A Common Stock 313                        (313)
    Income tax benefit from stock options
       exercised                                                           1,293
    Shares converted from Class B Common
       Stock to Class A Common Stock -
       18,000 shares                             -              -
Balance - January 29, 1994                      769             176       61,753    64,835           -

    Net income                                                                      18,105
    Dividends paid ($.145 per share)                                                (4,115)
    Class A Common Stock sold through
      employee stock purchase plan - 41,769
      shares                                      1                          434
    Class A Common Stock sold through
      stock option plans - 12,350 shares          -                           91
    Unrealized losses on available for
      sale securities, net of an income tax
      benefit of $311,000                                                             (541)

    Balance - January 28, 1995               $   770         $   176  $   62,278 $   78,284    $     -

See notes to consolidated financial statements.


                                                       Page 29
THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Description of Business and Fiscal Year - The Company has principally one segment of business - operation of women's apparel specialty stores. The Company's fiscal year ends on the Saturday nearest January 31.

     Cash Equivalents and Short-Term Investments - Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair value of short-term investments are based on quoted market prices.

     The Company adopted Statement of Financial Accounting Standards (SFAS 115) Accounting for Certain Investments in Debt and Equity Securities in fiscal 1994. In accordance with the guidelines set forth in SFAS 115, the Company has determined that short-term investments held at January 28, 1995 should be classified as available-for-sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings. In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 in fiscal 1994. At January 29, 1994, short-term investments were carried at amortized cost which approximated market value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts, and realized gains and losses are included in other income.

     Accounts Receivable - Accounts receivable include customer trade accounts, customer layaway receivables and miscellaneous trade receivables. Customer receivables related to layaway sales are reflected net of a reserve for unrealized profit. Net layaway receivables amounted to approximately $2,019,000 and $2,004,000 at January 28, 1995 and January 29, 1994,
respectively.

     Supplemental Cash Flow Information - Interest paid during the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993 was $202,000, $271,000, and $1,534,000
respectively. Income tax payments, net of refunds received, for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993 were $8,495,000, $12,828,000 and $13,967,000, respectively.

     Inventories - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.



                                                       Page 30
     Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets.

     Retail Sales - Revenues from retail sales (including layaway transactions) are recognized at the time of the sale, net of returns, and exclude sales taxes.

     Advertising - Advertising costs are expensed in the period in which they are incurred. Advertising expense was $9,046,000, $7,350,000 and $4,988,000 for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

     Earnings Per Share - Earnings per share have been computed based on the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per share computations were 29,113,091, 29,655,394, and 26,012,639 for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively. All per share amounts have been adjusted to reflect a three-for-two stock split effected June 28, 1993.

     Income Taxes - The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are provided based on the liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     Store Opening Costs - Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred.

     Closed Store Lease Obligations - At the time stores are closed, provision is made for the rentals required to be paid over the remaining lease terms. Rentals due the Company under non-cancelable subleases are offset against the related obligations in the year the sublease is signed. There is no offset for assumed sublease revenues.

     Reclassifications - Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with classifications used as of January 28, 1995.


                                                       Page 31
2.   Short-Term Investments:

     Short-term investments at January 28, 1995, include the following:
     (In thousands)
                                                   Unrealized      Estimated
Security Type                         Cost             Loss         Fair Value

Obligations of states and political
   subdivisions                    $  16,567       $ (120)           $ 16,447

Corporate debt securities              2,000         (160)              1,840

          Subtotal                    18,567         (280)             18,287

Equity securities                      4,548         (572)              3,976

          Total                     $ 23,115        $ (852)          $ 22,263

The amortized cost and estimated fair value of debt and marketable equity securities at January 28, 1995, by contractual maturity, are shown below: (In thousands)

                                                          Estimated
Security Type                         Cost                Fair Value

Due in one year or less            $  16,290           $   16,027
Due in one year through three years    2,277                2,260

          Subtotal                    18,567               18,287

Equity securities                      4,548                3,976

      Total                         $ 23,115             $ 22,263


The unrealized loss of $541,000, net of an income tax benefit of $311,000, is included in stockholders' equity as an adjustment to retained earnings.






                                                       Page 32
3.   Accounts Receivable:

     Accounts receivable consist of the following:

                                   January 28,         January 29,
                                       1995                1994
                                                    (In thousands)

Customer accounts-
   principally deferred
   payment accounts                     $ 38,291       $ 37,250
Miscellaneous trade
   receivables                             3,036          2,726
        Total                             41,327         39,976
Less allowance for
   doubtful accounts                       3,401          3,162

Accounts receivable - net              $  37,926      $  36,814

     Finance charge and late charge revenue on customer deferred payment accounts were $6,324,000, $5,539,000, and $4,490,000 for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively, and the provision for doubtful accounts was $2,888,000, $1,352,000, and $1,489,000 for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses.

                                                       Page 33
4.   Property and Equipment:

     Property and equipment consist of the following:

                                   January 28,         January 29,
                                      1995                1994
                                             (In thousands)

Land and improvements              $      763          $       646
Buildings                               6,751                4,654
Leasehold improvements                 12,811                7,051
Fixtures and equipment                 49,897               43,087
Construction in progress               14,352                5,095
   Total                               84,574               60,533
Less accumulated
   depreciation                        31,428               25,036

Property and equipment - net       $   53,146            $  35,497


     Depreciation expense was $6,844,000, $5,465,000, and $4,148,000 for the fiscal years ended January 28, 1995, January
29, 1994, and January 30, 1993.

                                                       Page 34
5.   Accrued Expenses:

     Accrued expenses consist of the following:

                                   January 28,           January 29,
                                      1995                  1994
Accrued bonus and retirement
   savings plan contributions       $    1,787           $    4,488
Accrued payroll and related items        4,472                3,088
Closed stores                              486                  290
Property taxes                           1,018                  816
Contingent rent                            735                  934
Advertising                                267                  453
Accrued credit expenses                    306                  167
Accrued data processing expenses           280                  181
Restructuring reserve                        -                  576
Other                                    2,481                1,675

Total accrued expenses              $   11,832            $  12,668





                                                       Page 35
6.   Financing Arrangements:

     On January 28, 1995, the Company had an unsecured revolving credit and term loan agreement which provides for borrowings of up to $35 million and an additional letter of credit facility of $15 million. The agreement, which was amended in December 1994, is committed until May 31, 1998 with the letter of credit facility renewable annually. The Company has the option at any time during the agreement period to convert up to $20 million of borrowings into a four-year term loan at the lender's prime rate, repayable in equal quarterly installments. The agreement contains various financial covenants including the maintenance of specific financial ratios. There were no borrowings outstanding under this agreement at January 28, 1995 or January 29, 1994.

     The Company had approximately $8,607,000 and $7,178,000 at January 28, 1995 and January 29, 1994, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. Upon satisfaction of the terms of the letters of credit, the Company is obligated to pay the issuing bank the dollar amount of the commitment.
                                                       Page 36
7.   Stockholders' Equity:

     The holders of Class A Common Stock are entitled to one vote per share, whereas the holders of Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock may be converted at any time into one share of Class A Common stock. Subject to the rights of the holders of any shares of Preferred Stock that may be outstanding at the time, in the event of liquidation, dissolution or winding up of the Company, holders of Class A Common stock are entitled to receive a preferential distribution of $1.00 per share of the net assets of the Company. Cash dividends on the Class B Common Stock cannot be paid unless cash dividends of at least an equal amount are paid on the Class A Common Stock.

     The Company's charter provides that shares of Class B Common stock may be transferred only to certain "Permitted Transferees" consisting generally of the lineal descendants of holders of Class B stock, trusts for their benefit, corporations and partnerships controlled by them and the Company's employee benefit plans. Any transfer of Class B Common Stock in violation of these restrictions, including a transfer to the Company, results in the automatic conversion of the transferred shares of Class B Common Stock held by the transferee into an equal number of shares of Class A Common Stock.

     In February 1993, the Company issued 1,012,500 shares of Class A Common Stock in a public offering at an offering price of $25.50 per share. The net proceeds of $24,262,000 were added to working capital and are being used to fund the Company's store development plans and for general corporate purposes.

     In May 1993, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 50,000,000 shares from 25,000,000 shares and to permit distributions of Class A Common Stock or Class B Common Stock to holders of Class B Common Stock in the event of any dividend or other distribution payable in stock of the Company. Additionally, in May 1993, the Company retired all of the shares of Class A Common Stock that were held in treasury at their aggregate cost of $6,804,000.

     In June 1993, the Company effected a three-for-two stock split in the form of a stock dividend. The split resulted in the issuance of 9,395,385 shares of Class A Common Stock to Class A and B shareholders. All references in the financial statements to average numbers of shares outstanding and related prices, per share amounts and stock option plan data have been restated to reflect the split.

     In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the plan). Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 worth of Class A Common Stock at 85% of market value. During the year ended January 28, 1995, 41,769 shares of Class A Common Stock were purchased by participants through the plan.


                                                       Page 37

     In 1987, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan for key employees of the Company. In 1991, the Board of Directors of the Company amended the 1987 option plans increasing the number of shares reserved under the plans from 2,100,000 shares to 3,150,000 shares. In 1994, the Board of Directors increased the number of shares issuable under the plans to 3,900,000 shares of which 825,000 shares are issuable under the Incentive Stock Option Plan and 3,075,000 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under option must be at least 100 percent of the fair market value of the Common Stock at the date of the grant and must be exercisable not later than 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

     Option plan activity for the three fiscal years ended
January 28, 1995 is set forth below:

                                      Number of        Price Per
                                        Shares            Share

Outstanding options,
   February 1, 1992                   2,534,100      $1.33 -$9.50
   Granted                              146,250       8.00 -13.17
   Exercised                            (82,800)      .33 -  7.50
   Cancelled                            (96,000)     2.75 -  7.63

Outstanding options,
   January 30, 1993                   2,501,550       1.33 - 13.17
   Granted                              226,750         7.50-23.06
   Exercised                           (224,750)      1.50 - 13.17
   Cancelled                            (50,700)      1.50 - 19.17

Outstanding options,
   January 29, 1994                   2,452,850       1.33 - 23.06
   Granted                              584,500       6.75 - 17.13
   Exercised                            (12,350)     3.25 -   8.00
   Cancelled                            (32,700)      3.25 - 20.67

Outstanding options,
   January 28, 1995                   2,992,300       1.33 -$23.00

Exercisable at
   January 28, 1995                   1,787,200      $1.33 -$23.00

Outstanding options at January 28, 1995 covered 927,918 shares of Class B Common Stock and 2,064,382 shares of Class A Common Stock. Outstanding options at January 29, 1994 covered 927,918 shares of Class B Common Stock and 1,524,932 shares of Class A Common Stock. Options available to be granted under the option plans were 387,700 shares at January 28, 1995, and 189,500 shares at January 29, 1994.
                                                       Page 38

8.   Employee Benefit Plans:

     The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401 (k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution and further Company contributions, at the Board of Directors discretion, are based on a formula of percentages of pre-tax profits. The Company's contributions for the years ended January 28, 1995, January 29, 1994, and January 30, 1993 were approximately $1,278,000, $2,272,000 and $2,237,000, respectively. The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.
                                                       Page 39
9.   Leases:

     The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options, and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three - to seven - year periods. In fiscal 1994, the Company entered into an agreement with a lessor to lease $10 million of store fixtures, POS devices and warehouse equipment. The lease, which is being accounted for as an operating lease, is for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. At the end of the initial lease year, if the lease was cancelled, the purchase price for the equipment would be approximately $9,173,000.

     The minimum commitments relating to future payments under non-cancelable operating leases are (in thousands):

          Fiscal
          Year
          1995                     $ 28,414
          1996                       24,068
          1997                       19,902
          1998                       12,999
          1999                        8,068
          2000 and thereafter        13,530

          Total minimum lease payments  $106,981

The following schedule shows the composition of total rental expense for all leases:


                                    Fiscal Year Ended

                    January 28,         January 29,   January 30,
                       1995                1994          1993
                                   (In thousands)

Minimum rentals      $ 24,817           $ 20,180       $ 17,025
Contingent rentals        658                872            672

Total rent           $ 25,475           $ 21,052       $ 17,697








                                                       Page 40
10.  Income Taxes

     The provisions for income taxes consist of the following:

                                    Fiscal Year
                                       Ended
                         January    January 29,    January
                           28,                       30,
                          1995         1994         1993
                                        (In
                                    thousands)

Current income taxes:
   Federal               $9,681       $10,488      $10,007
   State                    151           590          730
      Total               9,832        11,078       10,737

Deferred income taxes:
   Federal                  518         1,061         (104)
   State                     57           100          (36)
      Total                 575         1,161          (140)

Allocation of tax
benefit to
   capital for stock
options
   exercised                -           1,293            -
                        $10,407       $13,532        $10,597

The components of the provision for deferred income taxes
(benefit) are as follows:

                                   Fiscal Year
                                   Ended
                         January 28,  January 29,    January 30,
                            1995         1994           1993
                                    (In thousands)

Depreciation                $901         $ 74         $ (807)
Provision for doubtful
accounts                     (86)         206             85
Restructuring expenses
                              18          418            405
Inventory valuation
                             (50)         (41)           (41)
Self-insurance reserve       (12)         113           (113)
Change in tax rate             -           13              -
Other                       (196)         378            331

Total                       $575       $1,161          $(140)

Significant components of the Company's deferred tax assets and liabilities as of January 28, 1995 and January 29, 1994, are as follows:

                                    Fiscal Year Ended

                            January 28,                   January 29,
                               1995                          1994
                                         (In thousands)

Deferred tax assets:
   Bad debt reserve            $  1,329                     $  1,233
   Inventory valuation              435                          393
   Unrealized losses on short-
      term investments              311                            -
   Reserves                         992                          327
   Total deferred tax assets      3,067                        1,953

Deferred tax liabilities:
   Tax over book depreciation     4,607                        3,355
   Other, net                       599                          473
   Total deferred tax liabilities 5,206                        3,828

Net deferred tax liabilities    $ 2,139                   $    1,875

     The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:


                                    Fiscal Year Ended

                         January 28,         January 29,     January 30,
                            1995                1994            1993
                                           (In thousands)

Federal income
   tax rate                   35.0%               35.0%            34.0%
State income taxes             0.5                 1.3              1.5
Other                          1.0                (1.0)             1.0

Effective income
   tax rate                   36.5%               35.3%            36.5%

11.  Quarterly Financial Data (Unaudited):

     Summarized quarterly financial results are as follows (in thousands, except per share data):

                            First       Second       Third        Fourth
Fiscal 1994:               Quarter      Quarter     Quarter      Quarter
Retail Sales              $ 110,105 $ 110,196 $ 109,111 $ 134,325
Total revenues              113,131   113,263   112,212   137,580
Cost of goods sold,
including
occupancy,
distribution, and buying     70,781    77,020    77,505    99,003
Net income                 $  8,210  $  4,325  $  2,799  $  2,771
Earnings per share         $    .28  $    .15  $    .10  $    .10



Fiscal 1993:
Retail Sales                $ 93,942  $ 95,502 $  94,598 $ 123,836
Total revenues                96,705    98,358    97,524    127,312
Cost of goods sold,
including
occupancy,
distribution and
buying                        57,872    63,835    64,567    88,816
Net income                  $  9,395  $  5,841 $   4,436  $  5,130
Earnings per share          $    .32  $    .20 $     .15  $    .17

                           SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS


                                   Allowance   Reserve
                                     for       for
                                   Doubtful    Rental        Restructuring
                                   Accounts(a) Commitment(b) Reserve
                                          (In thousands)

Balance at February 1, 1992        $  4,000    $  395        $  3,919
Additions charged to costs and
expenses                              1,489         -               -
  Additions charged to other
accounts                                681(d)      -               -
  Deductions                         (2,420)(c)  (228)         (2,336)

Balance at January 30, 1993           3,750       167           1,583
  Additions charged to costs and
expenses                              1,352       268              -
  Additions (Deductions) charged
to other accounts                       605(d)    269(e)         (269)
   Deductions                        (2,545)(c)  (414)           (681)

Balance at January 29, 1994
                                      3,162        290            633
  Additions charged to costs and
expenses                              2,888        825             -
  Additions (Deductions) charged
  to other accounts                     843(d)       -              -
  Deductions                         (3,492)(c)   (700)          (563)

Balance at January 28, 1995         $ 3,401      $ 415           $ 70

(a)  Deducted from trade accounts receivable

(b) Provision for the difference between costs and revenues from noncancelable subleases over the lease terms of closed stores.

(c)  Uncollectible accounts written off.

(d)  Recoveries of amounts previously written off.

(e)  Transferred from restructuring reserve.

                         EXHIBIT INDEX

Designation of
   Exhibit                                                  Page

 10.5.0   Loan agreement, dated December 16, 1994 between
          The Cato Corporation and NationsBank of North
          Carolina and Wachovia Bank of North Carolina, N.A., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 30, 1993

10.6      Lease agreement dated January 27, 1995 between The Cato
          Corporation and NationsBank of North Carolina N.A.

 22       Subsidiary of the Registrant                          45

 23       Consent of Independent Auditors                       46

                           EXHIBIT 22

                 SUBSIDIARIES OF THE REGISTRANT


 Name of                   State of             Name under which
Subsidiary                 Incorporation        Subsidiary does Business

C.H.W. Corporation          Delaware             C.H.W. Corporation

                           EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41314) pertaining to The Cato Corporation Employee Incentive Stock Option Plan, in the Registration Statement (Form S-8 No. 33-41315) pertaining to The Cato Corporation Non-qualified Stock Option Plan, and in the Registration Statement (Form S-8 No. 33-69844) pertaining to The Cato Corporation Employee Stock Purchase Plan, of our report dated March 10, 1995, with respect to the consolidated financial statements and schedule of The Cato Corporation included in the Annual Report (Form 10-K) for the year ended January 28, 1995.


                                             ERNST & YOUNG LLP


Charlotte, North Carolina
April 21, 1995

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The Cato Corporation

By /s/ Wayland H. Cato, Jr.                By /s/ Robert M. Sandler
   ___________________________             ________________________
   Wayland H. Cato, Jr.                    Robert M. Sandler
   Chairman  of  the Board  of             Senior Vice President
   Directors and                           Controller
   Chief Executive Officer

By /s/ Alan E. Wiley
   ___________________________
   Alan E. Wiley
   Executive Vice President, Secretary
   Chief Financial and Administrative
   Officer

Date:  April 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


     /s/ Wayland H. Cato, Jr.         /s/ Rober W. Bradshaw, Jr.
     ________________________         ________________________
     Wayland H. Cato, Jr.             Robert W. Bradshaw, Jr.
          (Director)                         (Director)

        /s/ Edgar T. Cato                 /s/ George S. Currin
        _____________________             ____________________
        Edgar T. Cato                     George S. Currin
          (Director)                         (Director)

      /s/ Linda McFarland Jenkins              /s/ Paul Fulton
      _______________________                  _______________
      Linda McFarland Jenkins                  Paul Fulton
          (Director)                         (Director)

        /s/ John P. Derham Cato              /s/ Grant L. Hamrick
        ____________________                 __________________
        John P. Derham Cato                  Grant L. Hamrick
          (Director)                         (Director)

         /s/ Alan E. Wiley                     /s/ Robert L. Kirby
        ___________________                    __________________
         Alan E. Wiley                         Robert L. Kirby
         (Director)                            (Director)

      /s/ Howard A. Severson                  /s/ James H. Shaw
      ______________________                  ______________
      Howard A. Severson                       James H. Shaw
          (Director)                            (Director)

                                              /s/ A.F. (Pete) Sloan
    _____________________                     __________________
    Clarice Cato Goodyear                     A.F. (Pete) Sloan
          (Director)                           (Director)

        /s/ Thomas E. Cato
        _________________
        Thomas E. Cato
          (Director)