Form 10-Q
period 1995-04-29
CATO CORP
filed 1995-06-06
CIK 18255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     April 29, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to__________________


Commission file number                0-3747

             THE CATO CORPORATION AND SUBSIDIARIES
     (Exact name of registrant as specified in its charter)

            Delaware                                    56-0484485
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation                                  Identification No.)

    8100 Denmark Road, Charlotte, North Carolina 28273-5975
            (Address of principal executive offices)
                           (Zip Code)

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

Yes   X    No

As of May 12, 1995, there were 23,172,796 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.


                      THE CATO CORPORATION

                           FORM 10-Q

                         April 29, 1995

                       Table of Contents



                                                             Page
                                                              No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

         Consolidated statements of income                      2

         Consolidated balance sheets                            3

         Consolidated statements of cash flows                  4

         Notes to consolidated financial statements           5-7

         Management's discussion and analysis of
           financial condition and results of operations      8-9


PART II - OTHER INFORMATION                                 10-11








PART I  FINANCIAL INFORMATION                                           Page 2

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three  Months  Ended
                                                     April 29,  April 30,
                                                      1995       1994
                                          (In thousands, except per share data)

REVENUES:

   Retail sales . . . . . . . . . . . . . .                $114,461   $110,105
   Other income (principally finance and layaway charges)     3,294      3,026
      Total revenues . . . . . . . . . . .                  117,755    113,131


COSTS AND EXPENSES:

   Costs of goods sold, including occupancy, distribution
      and buying  . . . . . . . . . . . . .                  75,276     70,781
   Selling, general and administrative . .                   29,188     27,733
   Depreciation. . . . . . . . . . . . . .                    1,939      1,608
   Interest . . . . . . . . . . . . . . . .                      78         80
      Total expenses  . . . . . . . . . . .                 106,481    100,202


INCOME BEFORE INCOME TAXES . . . . . . . .                   11,274     12,929

   Income taxes . . . . . . . . . . . . . .                   3,776      4,719

NET INCOME . . . . . . . . . . . . . . . .                 $  7,498   $  8,210


EARNINGS PER SHARE . . . . . . . . . . . .                 $   0.26   $   0.28


DIVIDENDS PER SHARE . . . . . . . . . . . .                $   0.04   $  0.025


See notes to unaudited consolidated financial statements.




THE CATO CORPORATION                                                    Page 3
UNAUDITED CONSOLIDATED BALANCE SHEETS

                                             April 29,    April 30,  January 28,
                                                1995         1994       1995
                                                               ( In thousands )

  ASSETS

    Current Assets:
      Cash and cash equivalents  . . . . . .$  26,378     $ 14,099    $ 23,963
      Short-term investments . . . . . . . .   25,423       27,119      22,263
      Accounts receivable - net  . . . . . .   37,455       38,219      37,926
      Merchandise inventories . . . . . . ..   70,101       65,008      54,674
      Deferred income taxes. . . . . . . . .    1,914        1,607       2,053
      Prepaid expenses . . . . . . . . . . .    2,686        1,854       2,602
         Total Current Assets . . . . . . ..  163,957      147,906     143,481
      Property and Equipment .  . . . . . ..   52,857       38,114      53,146
      Other Assets . . . . . . . . . . . . .    4,780        4,380       4,695
            Total. . . . . . . . . . . . . .$ 221,594     $190,400    $201,322


  LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
      Accounts payable. . . . . . . . . .  .$  48,467     $ 38,475    $ 36,159
      Accrued expenses. . . . . . . . . . ..    9,372        8,747      11,832
      Income taxes  . . . . . . . . . . . ..    4,365        4,105         909
        Total Current Liabilities. . . .. ..   62,204       51,327      48,900
    Deferred Income Taxes . . . . . . . . . .   4,192        3,482       4,192
    Other Noncurrent Liabilities. . . . . .     7,061          298       6,722
    Stockholders' Equity:
     Class A Common Stock, issued and outstanding
     23,172,796 shares, 23,100,991 shares
     and 23,132,327 shares at
     April 29, 1995, April 30, 1994
     and January 28, 1995, respectively. . .      771          769         770
     Convertible Class B Common Stock, issued and
     outstanding 5,264,317 shares at April 29, 1995,
     April 30, 1994 and January 28, 1995,
     respectively                                 176          176         176
    Preferred Stock, none . . . . . . . .. . .     -           -            -
  Additional paid-in capital. . . . . . .  .   62,343       62,012      62,278
  Retained earnings  . . . . . . . . . . .. .  84,847       72,336      78,284
     Total Stockholders' Equity. . . . . . .  148,137      135,293     141,508
        Total . . . . . . . . . . . . .. . .$ 221,594    $ 190,400   $ 201,322


See notes to unaudited consolidated financial statements.





THE CATO CORPORATION                                                     Page 4
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                       April 29,      April 30,
                                                         1995            1994
                                                               (In thousands)

OPERATING ACTIVITIES:

     Net income . . . . . . . . . . . . . . .. . . . .$  7,498       $   8,210

     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation  . . . . . . . . . . . .. . . . .   1,939           1,608
        Amortization of investment premiums .. . . . .      50             219
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable.     471          (1,405)
           (Increase) in merchandise inventories . . . (15,427)         (9,194)
           (Increase) decrease in other assets . . . .    (169)             23
           Increase in accrued income taxes .. . . . .   3,456           4,105
           Increase (decrease) in accounts payable and
               other liabilities . . . . . . . . . . .  10,256             (59)

     Net cash provided by operating activities . . . .   8,074           3,507


INVESTING ACTIVITIES:

     Expenditures for property and equipment . . . . .  (1,719)         (4,234)
     Purchases of short-term investments  . .. . . . .  (3,419)         (8,028)
     Sales of short-term investments  . . . .. . . . .     550           1,303

     Net cash used in investing activities  .. . . . .  (4,588)        (10,959)


FINANCING ACTIVITIES:

     Dividends paid  . . . . . . . . . . . . . . . . .  (1,137)           (709)
     Proceeds from employee stock purchase plan. . . .      66             247
     Proceeds from stock options exercised  .. . . . .       -              12

     Net cash used in financing activities . . . . . .  (1,071)           (450)

     Net Increase (Decrease)
     in Cash and Cash Equivalents            . . . . .   2,415          (7,902)

     Cash and Cash Equivalents
     at Beginning of Year                    . . . . .  23,963          22,001

     Cash and Cash Equivalents at End of Period. . . .$ 26,378      $   14,099



     See notes to unaudited consolidated financial statements.












THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 30, 1994




NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of the Company and all amounts shown at April 29, 1995 and April 30, 1994 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain   reclassifications  have  been  made  to  the  consolidated   financial
statements as of April 30, 1994 to conform with classifications used as of April 29, 1995.

The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.


NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per share computations were 28,535,326 shares for the three months ended April 29, 1995 and 29,569,369 shares for the three months ended April 30, 1994.



THE CATO CORPORATION                                                  Page 6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 30, 1994


NOTE 3 - SHORT-TERM INVESTMENTS:

Short-term investments at April 29, 1995 and April 30, 1994 include the following ( in thousands ):


                            April 29, 1995               April 30, 1994
                            Unrealized  Estimated        Unrealized Estimated
Security Type          Cost Gain(Loss)  Fair Value  Cost Gain(Loss) Fair Value

Obligations of states
and political
subdivisions         $19,386    $(20)    $19,366    $21,227      -    $21,227

Corporate debt
securities             2,000    (130)      1,870      2,000      -      2,000
                      ------    -----    -------     ------    ----   -------

Subtotal              21,386    (150)     21,236     23,227      -     23,227


Equity securities      4,548    (361)      4,187      3,892      -      3,892
                      ------    -----     ------     ------    -----   ------

Total                $25,934   $(511)    $25,423    $27,119      -    $27,119
                     =======   ======    =======    =======    =====  =======


The amortized cost and estimated fair value of debt and marketable equity securities at April 29, 1995 and April 30, 1994, by contractual maturity, are shown below ( in thousands ):


                         April 29, 1995                      April 30, 1994

                                     Estimated                     Estimated
Security Type           Cost         Fair Value         Cost       Fair Value

Due in one
year of less          $18,880         $18,718        $ 18,774         $18,774

Due in one year
through three
years                   2,506           2,518           4,453           4,453
                       ------         -------          ------          ------

Subtotal               21,386          21,236          23,227          23,227


Equity securities       4,548           4,187           3,892           3,892
                       ------          ------          ------          ------

Total                 $25,934         $25,423         $27,119         $27,119
                      =======         =======         =======         =======







THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 30, 1994




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended April 29, 1995 and April 30, 1994 was $145,000 and $39,000, respectively. Income tax payments, net of refunds received, were $318,000 and $44,000 for the three months ended April 29, 1995 and April 30, 1994, respectively.


NOTE 5 - LEASES:

In the three months ended April 29, 1995, the Company entered into an agreement with a lessor to lease $4,200,000 of store fixtures, POS devices and warehouse equipment. The operating lease is for a term of seven years but my be canceled annually upon notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor.


THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                                              Three Months Ended
                                              April 29,         April 30,
                                                1995              1994


     Total retail sales                        100.0%              100.0%
     Total revenues                            102.9               102.7
     Cost of goods sold, including occupancy,
       distribution and buying                  65.8                64.3
     Selling, general and administrative        25.5                25.2
     Income before income taxes                  9.8                11.7
     Net income                                  6.5                 7.5

Comparison of First Quarter of 1995 with 1994.

OPERATING RESULTS

Total retail sales for the first quarter increased 4% over last year's first quarter to $114.5 million from $110.1 million. Same-store sales decreased 5% in this year's first quarter. The Company operated 656 stores at April 29, 1995 compared to 606 stores operated at the end of last year's first quarter. Sales from new, relocated or expanded stores opened within the last year were responsible for the increase in first quarter sales.

Other income for the first quarter increased 9% over last year's first quarter. The increase in the current year resulted primarily from increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution, and buying expenses were 65.8% of total retail sales for the current year's first quarter, compared to 64.3% for last year's first three months. The increase in cost of goods sold as a percent of retail sales resulted primarily from sales not achieving plan for the first quarter. Additionally, distribution and occupancy costs rose as a percent of retail sales. As a result of the continued competitive pressures being experienced in the apparel industry, the Company is planning its sales and inventory levels more conservatively for the remainder of the current year.


THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative (SG&A) expenses were $29.2 million, or 25.5% of retail sales, for this year's first quarter, compared to $27.7 million, or 25.2% of retail sales, in last year's first quarter. The overall increase in SG&A resulted primarily from increased selling-related expenses brought about by the Company's store development activity. The Company has continued to maintain a conservative cost structure and is continuing to closely monitor all expenses.

LIQUIDITY AND CAPITAL RESOURCES

At April 29, 1995, the Company had working capital of $101.8 million, compared to $96.6 million at April 30, 1994 and $94.6 million at January 28, 1995. Cash provided by operating activities was $8.1 million for the three months ended April 29, 1995, compared to $3.5 million for last year's comparable three-month period. The Company had no borrowings under its $35 million revolving credit and term loan agreement at April 29, 1995 or April 30, 1994. At April 29, 1995, the Company had cash, cash equivalents, and short-term investments of $51.8 million, compared to $41.2 million at April 30, 1994 and $46.2 million at January 28, 1995.

In this year's first quarter, the Company entered into an agreement with a lessor to lease $4.2 million of store fixtures, POS devices and warehouse equipment. The operating lease is for a term of seven years but may be cancelled annually upon notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value. Additionally, the Company has the option of leasing up to $10.8 million more of qualifying assets during the current fiscal year.

Expenditures for property and equipment totaled $1.7 million for the three months ended April 29, 1995, compared to $4.2 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $21.0 million for current fiscal year. The Company intends to open approximately 63 new stores in the current fiscal year and to relocate or expand an additional 40 stores. Additional expenditures are planned for materials handling equipment for the Company's distribution facilities and to upgrade management information systems. For the quarter ended April 29, 1995, the Company had opened 12 new stores, relocated or expanded 10 stores and closed 2 stores this fiscal year.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under a $35 million revolving credit and term loan agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     Not Applicable

ITEM 4.    RESULT OF VOTES OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  None

     (B) No Reports on Form 8-K were filed during the quarter ended April 29, 1995.




PART II  OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CATO CORPORATION



     May 31, 1995                            /s/ Wayland H. Cato, Jr.
       Date                                  Wayland H. Cato, Jr.
                                          Chairman of the Board of
                                          Directors and Chief Executive
                                          Officer


     May 31, 1995                            /s/ Alan E. Wiley
       Date                                  Alan E. Wiley
                                          Executive Vice President-Secretary,
                                          Chief Financial and Administrative
                                          Officer