Form 10-Q
period 1995-10-28
CATO CORP
filed 1995-12-04
CIK 18255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    October 28, 1995

                                    OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the transition period from _____________________  to____________________

Commission file number                       0-3747

                   THE CATO CORPORATION AND SUBSIDIARIES
          (Exact name of registrant as specified in its charter)

                    Delaware                                56-0484485
               (State of other jurisdiction            (I.R.S. Employer
               of incorporation or organization)      Identification No.)

         8100 Denmark Road, Charlotte, North Carolina  28273-5975
                 (Address of principal executive offices)
                                (Zip Code)

                              (704) 554-8510
           (Registrant's telephone number, including area code)

                              Not Applicable
            Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]         No [   ]

As of November 10, 1995 there were 23,162,959 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.



                           THE CATO CORPORATION

                                 FORM 10-Q

                             October 28, 1995

                             Table of Contents



                                                                      Page
                                                                       No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

     Consolidated statements of operations                              2

     Consolidated balance sheets                                        3

     Consolidated statements of cash flows                              4

     Notes to consolidated financial statements                     5 - 7

     Management's discussion and analysis of
        financial condition and results of operations               8 - 9



PART II - OTHER INFORMATION                                       10 - 11

                                                                     Page 2
PART I FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended           Nine Months Ended
                       --------------------------   --------------------------
                        October 28,   October 29,    October 28,    October 29,
                           1995          1994           1995           1994
                       ------------  ------------   -------------  ------------
                                  (In thousands, except per share data)

REVENUES

 Retail sales........... $ 105,825     $ 109,111      $ 335,025      $ 329,412
 Other income
 (principally finance
  and layaway charges)..     3,506         3,101          9,911          9,194
                       ------------  -------------  ---------------  ----------
  Total revenues........   109,331       112,212         344,936       338,606
                       ------------  -------------  ---------------  ----------

COST AND EXPENSES

 Cost of goods sold,
 including occupancy,
 distribution and
 buying ................    80,097        77,505         237,629       225,306
 Selling, general and
 administrative.........    29,504        28,454          87,815        83,782
 Depreciation...........     1,917         1,762           5,795         5,127
 Interest...............        56            83             212           243
                       ------------  -------------  ---------------  ----------
  Total operating
     expenses...........   111,574       107,804         331,451       314,458
                       ------------  -------------  ---------------  ----------

INCOME (LOSS) BEFORE INCOME
     TAXES..............    (2,243)        4,408          13,485        24,148

 Income taxes(benefit)..      (751)        1,609           4,516         8,814
                       ------------  -------------  ---------------  ----------

NET INCOME (LOSS)....... $  (1,492)    $   2,799       $   8,969     $  15,334
                       ============  =============  ===============  ==========

EARNINGS (LOSS)
 PER SHARE.............  $   (0.05)    $    0.10       $    0.31     $    0.52
                       ============  =============  ===============  ==========

DIVIDENDS
PER SHARE..............  $    0.04     $    0.04       $    0.12     $   0.105
                       ============  =============  ===============  ==========


See notes to unaudited consolidated financial statements.




                                                                     Page 3
THE CATO CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

                                      October 28,    October 29,   January 28,
                                         1995           1994          1995
                                      -----------    ----------    -----------
                                                    (In thousands)

ASSETS
 Current Assets
  Cash and cash equivalents.......... $   17,448     $    9,507    $    23,963
  Short - term investments...........     23,830         23,098         22,263
  Accounts receivable - net..........     37,425         40,488         37,926
  Merchandise inventories............     82,085         83,573         54,674
  Deferred income taxes..............      1,768          1,870          2,053
  Prepaid expenses...................      2,381          2,001          2,602
                                      -----------    -----------    ----------
    Total Current Assets.............    164,937        160,537        143,481
    Property and Equipment...........     53,051         51,271         53,146
    Other Assets.....................      4,957          4,560          4,695
                                      -----------    -----------    ----------
Total................................ $  222,945     $  216,368    $   201,322
                                      ===========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Notes payable...................... $        -     $   10,400    $         -
  Accounts payable...................     52,507         52,147         36,159
  Accrued expenses...................     11,289         10,152         11,832
  Income taxes.......................          -              -            909
                                      -----------    -----------    ----------
    Total Current Liabilities........     63,796          72,699        48,900
  Deferred Income Taxes..............      4,192           3,482         4,192
  Other Noncurrent Liabilities.......      7,243             263         6,722
  Stockholders' Equity:
    Class A Common Stock, issued
     23,202,959 shares, 23,127,144
     shares and 23,132,327 shares
     at October 28, 1995,
     October 29, 1994 and
     January 28, 1995, respectively          773             770           770
    Convertible Class B Common
     Stock, issued and outstanding
     5,264,317 shares at October 28,
     1995, October 29, 1994 and
     January 28, 1995................        176             176           176
    Preferred Stock, none
    issued...........................          -               -             -
  Additional paid - in capital.......     62,660          62,246        62,278
  Retained earnings..................     84,328          76,732        78,284
                                     -----------    ------------    -----------
                                         147,937         139,924       141,508
  Less Class A Common Stock in
  treasury, at cost
  (40,000 shares at October
   28, 1995).........................        223               -             -
                                     -----------    ------------    -----------
  Total Stockholders' Equity.........    147,714         139,924       141,508
                                     -----------    ------------    -----------
Total................................ $  222,945    $    216,368    $  201,322
                                     ===========    ============    ===========

See notes to unaudited consolidated financial statements.

                                                                     Page 4
THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                 ------------------------------
                                                    October 28,     October 29,
                                                       1995            1994
                                                 --------------     -----------
                                                            (In thousands)
OPERATING ACTIVITIES

 Net income...........................           $        8,969     $   15,334

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation........................                     5,795         5,127
  Loss on disposal of assets..........                         -           352
  Amortization of investment premiums.                       159           438
  Changes in assets and liabilities:
   (Increase) decrease in accounts
   receivable.........................                       501        (3,674)
   (Increase) in merchandise
   inventories........................                   (27,411)      (27,759)
   (Increase) in other assets.........                       (41)         (304)
   (Decrease) in accrued income taxes.                      (909)            -
    Increase in accounts payable
    and other liabilities.............                    16,566        15,058
                                                 ---------------    -----------
  Net cash provided by operating
  activities..........................                     3,629         4,572
                                                 ---------------    -----------

INVESTING ACTIVITIES

  Expenditures for property and
  equipment...........................                    (5,940)      (21,715)
  Proceeds from sale of assets........                         -           378
  Purchases of short-term
  investments.........................                    (5,990)      (10,239)
  Sales of short-term investments.....                     5,036         6,594
                                                 ----------------    ----------
  Net cash used in investing
  activities..........................                    (6,894)      (24,982)
                                                 ----------------    ----------

FINANCING ACTIVITIES

  Cash dividends paid.................                    (3,412)       (2,978)
  Proceeds from employee stock
  purchase plan.......................                       379           429
  Purchase of treasury stock..........                      (223)            -
  Proceeds from stock options
  exercised...........................                         6            65
  Borrowings under credit agreement...                         -        10,400
                                                 ----------------    ----------
  Net cash provided by (used in)
  financing activities................                    (3,250)        7,916
                                                 ----------------    ----------

  Net decrease in Cash and Cash
  Equivalents.........................                    (6,515)      (12,494)

  Cash and Cash Equivalents at
  Beginning of Year...................                    23,963        22,001
                                                 ----------------    ----------

  Cash and Cash Equivalents at End
  of Period........................              $        17,448     $   9,507
                                                 ================    ==========

See notes to unaudited consolidated financial statements.


                                                                     Page 5

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 1995 AND
OCTOBER 29, 1994




NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of the Company and all amounts shown at October 28, 1995 and October 29, 1994 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain reclassifications have been made to the consolidated financial statements as of October 29, 1994 to conform with classifications used as of October 28, 1995.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.



NOTE 2 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the computations were 28,570,582 shares and 28,612,012 shares for the three months and nine months ended October 28, 1995, respectively, and 29,020,713 shares and 29,283,581 shares for the three months and nine months ended October 29, 1994, respectively.



                                                                     Page 6
THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 1995 AND
OCTOBER 29, 1994





NOTE 3 - SHORT-TERM INVESTMENTS:


Short-term investments at October 28, 1995 and October 29, 1994 include the following (in thousands):


                               October 28, 1995           October 29, 1994
                 ------------------------------    ---------------------------
                          Unrealized  Estimated         Unrealized  Estimated
                            Gain           Fair    Cost      Gain        Fair
Security Type     Cost     (Loss)         Value             (Loss)      Value
-------------    -------  ----------  ---------    ------  --------  ---------

Obligations of
states and
political
subdivisions   $ 18,481   $       36   $ 18,517   $ 17,272  $   (2)   $ 17,270

Corporate debt
securities        2,000          (40)     1,960      2,000     (80)      1,920
               ---------  -----------  --------    -------  --------  ---------

 Subtotal        20,481           (4)    20,477     19,272     (82)     19,190

Equity
securities        3,426          (73)     3,353      4,548     (640)     3,908
               ---------  -----------  --------    -------  ---------  -------

 Total         $ 23,907   $      (77)  $ 23,830   $ 23,820  $  (722)  $ 23,098
               =========  ===========  ========    =======  ========  =========


The amortized cost and estimated fair value of debt and marketable equity securities at October 28, 1995 and October 29, 1994, by contractual maturity, are shown below (in thousands):

                            October 28, 1995              October 29, 1994
                         ---------------------         ---------------------
                                 Estimated                       Estimated
                                      Fair                            Fair
Security Type            Cost        Value               Cost        Value
-------------          ---------  ----------          ----------  ----------

Due in one year or
less                   $  16,704   $  16,719          $  14,441   $  14,388

Due in one year
through three years        3,777       3,758              4,831       4,802
                       ---------  -----------         ----------  ----------

  Subtotal                20,481      20,477             19,272      19,190

Equity securities          3,426       3,353              4,548       3,908
                       ---------  -----------         ----------  ----------

    Total                 23,907      23,830             23,820      23,098
                       =========  ===========         ==========  ==========


                                                                     Page 7

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 1995 AND
OCTOBER 29, 1994




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended October 28, 1995 and October 29, 1994 was $234,000 and $143,000, respectively. Income tax payments for the nine months ended October 28, 1995 and October 29, 1994 were $5,412,000 and $8,511,000, respectively.



NOTE 5 - LEASES:

In the nine months ended October 28, 1995, the Company entered into lease agreements with a lessor to lease approximately $9,502,000 of store fixtures, POS devises and warehouse equipment. The operating lease is for a term of seven years but may be canceled annually upon notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor.
                                                                     Page 8

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in
the   Company's   Unaudited  Consolidated  Statements  of   Operations   as
percentages of total retail sales:

                             Three Months Ended          Nine Months Ended
                            ----------------------    ---------------------
                               Oct. 28,   Oct. 29,    Oct. 28,   Oct. 29,
                                 1995       1994        1995       1994
                               --------   --------    --------   --------

Total retail sales              100.0%     100.0%      100.0%     100.0%
Total revenues                  103.4       102.8      102.8      103.0
Cost of goods sold,
including occupancy,
distribution and buying          75.7        71.0       70.9       68.4
Selling, general and
administrative                   27.9        26.1       26.2       25.4
Income (loss) before
income taxes                     (2.1)        4.0        4.0        7.3
Net (loss) income                (1.4)        2.6        2.7        4.7

Comparison of Third Quarter and First Nine Months of 1995 and 1994.


OPERATING RESULTS

Total retail sales for the third quarter decreased 3% from last year's third quarter to $105.8 million from $109.1 million last year. Same-store sales decreased 8% in this year's third quarter. For the nine months ended October 28, 1995, total retail sales increased 2% over the prior year's first nine months, and same-store sales decreased 6% for the comparable nine-month period. The Company operated 671 stores at October 28, 1995, compared to 636 stores operated at the end of last year's third quarter. Sales from new, relocated or expanded stores opened within the last twelve months were responsible for the increase in retail sales for this year's first nine months.

Other income for the third quarter and first nine months of 1995 increased 13% and 8%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased earnings from cash equivalents and short-term investments partially offset by decreased layaway service charges.

Cost of goods sold, including occupancy, distribution and buying expenses were 75.7% and 70.9% of total retail sales for the third quarter and first nine months of this year, respectively, compared to 71.0% and 68.4% for last year's third quarter and first nine months, respectively. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of promotional markdowns brought about by sales not reaching planned levels. Competitive pressures from widespread discounting and inventory liquidation has continued to prevail throughout the ladies apparel retail sector. The Company has been very aggressive in taking markdowns in order to turn inventory and keep inventory levels in line with the sales results being achieved.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS




OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $29.5 million, or 27.9% of total retail sales and $87.8 million, or 26.2% of total retail sales for the third quarter and first nine months of this year, respectively. SG&A expenses were $28.5 million, or 26.1% of total retail sales, and $83.8 million, or 25.4% of total retail sales for last year's comparable three and nine month periods, respectively. The Company has continued to maintain a conservative cost structure and is continuing to closely monitor all operating expenses to keep them in line with the sales levels achieved.



LIQUIDITY AND CAPITAL RESOURCES

At October 28, 1995, the Company had working capital of $101.1 million, compared to $87.8 million at October 29, 1994 and $94.6 million at January 28, 1995. Cash provided by operating activities was $3.6 million for the nine months ended October 28, 1995, compared to $4.6 million in the prior year's first nine months. The Company had no borrowings under its $35 million revolving credit and term loan agreement at October 28, 1995, compared to $10.4 million of borrowings at end of last year's third quarter. At October 28, 1995, the Company had cash, cash equivalents and short-term investments of $41.3 million, compared to $32.6 million at October 29, 1994 and $46.2 million at January 28, 1995.

In this year's first nine months, the Company entered into an agreement with a lessor to lease $9.5 million of store fixtures, POS devices, and warehouse equipment. The operating lease is for a term of seven years but may be canceled annually upon notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value. Additionally, the Company has the option to leasing up to $5.5 million more of qualifying assets during the current fiscal year.

Expenditures for property and equipment totaled $5.9 million for the nine months ended October 28, 1995, compared to $21.7 million of expenditures in last year's first nine months. The Company expects net capital expenditures to be approximately $8.4 million for current fiscal year. The Company intends to open approximately 37 new stores in the current fiscal year and to relocate or expand an additional 28 stores. Additional expenditures are planned for materials handling equipment for the Company's distribution facilities and to upgrade management information systems. For the nine months ended October 28, 1995, the Company had opened 29 new stores, relocated or expanded 25 stores and closed 4 stores.

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

     None

ITEM 3.   RESULT OF VOTES OF SECURITY HOLDERS

     None

ITEM 4.   RESULT OF VOTES OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  None

     (B) The Company filed a report on Form 8-K dated August 24, 1995 relating to a change in the Registrant's Certifying Accountant from Ernst & Young LLP to Deloitte & Touche LLP.

THE CATO CORPORATION



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CATO CORPORATION



     December 4, 1995                       /s/ Wayland H. Cato, Jr.
     ----------------                       ------------------------
           Date                             Wayland H. Cato, Jr.
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer


     December 4, 1995                       /s/ Alan E. Wiley
     ----------------                       ------------------------
           Date                             Alan E. Wiley
                                             Executive Vice President-
                                             Secretary, Chief Financial and
                                             Administrative Officer