Form 10-K
period 1996-02-03
CATO CORP
filed 1996-04-25
CIK 18255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended February 3, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    REGISTRANT:  THE CATO CORPORATION
                      COMMISSION FILE NUMBER O-3747

State of Incorporation:  Delaware        I.R.S. Employer Identification
                                               Number:  56-0484485

Address of Principal Executive Offices:   Registrant's Telephone Number:
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

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 29, 1996, there were 23,215,897 shares of Class A Common Stock and 5,264,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 29, 1996 was approximately $181,502,633 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 26, 1996, relating to the 1996 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                    Part III - Items 10, 11, 12 and 13

                      THE CATO CORPORATION
                           FORM 10-K
                       TABLE OF CONTENTS
                                                                  Page

Part I:

    Item 1.  Business.............................................Pages 2-9

    Item 2.  Properties...........................................Page 9

    Item 3.  Legal Proceedings....................................Page 9

    Item 4.  Results of Votes of Security Holders.................Page 9

Part II:

    Item 5.  Market for Registrant's
             Common Equity and Related
             Stockholder Matters..................................Page 10

    Item 6.  Selected Financial Data..............................Page 11

    Item 7.  Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations................................Pages 12-15

    Item 8.  Financial Statements and Supplementary Data..........Page 16

    Item 9.  Disagreements on Accounting and
             Financial Disclosures................................Page 16

Part III:

    Item 10. Directors and Executive
             Officers.............................................Pages 17-19

    Item 11. Executive Compensation...............................Page 20

    Item 12. Security Ownership of Certain
             Beneficial Owners and Management.....................Page 20

    Item 13. Certain Relationships and
             Related Transactions.................................Page 20

Part IV:

    Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..............................Page 21

                                                           Page 2
                             PART I

Item 1.  Business:

General

      The Company, founded in 1946, operated 550 women's apparel specialty stores at February 3, 1996 under the names "Cato," "Cato Fashions" and "Cato Plus" in 22 states, principally in non-metropolitan markets in the South and Southeast. The Company's merchandising strategy is to provide a wide variety of value-priced merchandise in misses, junior and large sizes for the fashion conscious low- to middle-income female customer, aged 18 to 50. Additionally, the Company offers clothing and accessories for girls ages 4 - 14 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 4,800 to 8,000 square feet and are located primarily in strip shopping centers anchored by major discount stores. The Company emphasizes customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 32% of retail sales in fiscal 1995. In addition to its Cato Stores, the Company operated 121 off-price family apparel and accessories stores at February 3, 1996 under the name "It's Fashion!" These stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administration, distribution and financial systems as the Cato stores.


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

           Value   Pricing.   The  Company  offers  quality
     merchandise that is generally priced below comparable merchandise offered by department stores and higher-
     end  specialty  apparel chains but is  generally  more
     fashionable  than  merchandise  offered  by   discount
     stores.
                                                           Page 3

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

          Expansion. The Company plans to open new stores and relocate or expand existing stores in small to medium-sized towns and selected metropolitan areas, principally in the South and Southeast.

Merchandising

  Merchandising

      The  Company  offers  a  broad  selection  of  apparel  and accessories  to  suit  the  various  lifestyles  of  the  fashion
conscious  low  - to middle-income female, aged  18  to  50.   In
addition, the Company features a value pricing strategy, product quality and consistent merchandise flow providing color and product coordination.

      The Company's merchandise lines include dressy and casual sportswear, dresses, careerwear, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Clothing and accessories for girls ages 4 - 14 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

      In fiscal 1995, approximately 29% of Cato stores' retail sales represented merchandise for large size customers. This merchandise is marketed in its stores under two formats: as a distinct display area in "Cato" and "Cato Fashions" stores and as a separate department in the combined "Cato Fashions" and "Cato Plus" stores.

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

   Purchasing, Allocation and Distribution

        Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 1995, purchases from the Company's largest vendor accounted for approximately 7% of the Company's total purchases. No other vendor accounted for more than 4% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse affect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

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

Item 1.  Business:  (continued)

  Advertising

     The Company uses direct mail, local newspapers, radio and in-store promotional advertising as its primary advertising media. Weekly newspaper advertisements typically promote specific items or merchandise at promotional prices. The Company uses radio
advertising  in  selected  broadcast  areas  that  include   high
concentrations of its stores. The Company's total advertising expenditures were approximately 2.0% of retail sales in fiscal 1995.

Store Operations

      The Company's store operations management team consists of an executive vice president, nine regional vice presidents and 50 district managers. Regional vice presidents receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted  objectives for district sales increases  and  shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the stores and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

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

Store Locations

      Most of the Company's stores are located in the South and Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000.
Approximately 120 stores, operating under the name "Cato" or "Cato Fashions," average approximately 4,000 square feet. Substantially all of the remaining stores are combination "Cato Fashions" and "Cato Plus" stores, ranging in size from 4,800 to 8,000 square feet. These combination stores have two distinct signs and selling areas but use a common sales staff and service desk.
                                                           Page 6

Item 1.  Business:  (continued)

      All of the Company's stores are leased. Approximately 90% are located in strip shopping centers, 2% in downtown locations and 8% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by major discount stores, such as Wal-Mart and Kmart stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

      The Company's store development activities consist of opening new stores, expanding certain existing stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities for its Cato stores since fiscal 1991.


                     Cato Store Development
                (Excluding It's Fashion Stores)

             Number of Stores
             Beginning of     Number    Number    Number of Stores
Fiscal Year     Year          Opened    Closed    End of Year


1991......       472             6         47         431

1992......       431            33         26         438

1993......       438            65         13         490

1994......       490            57          9         538

1995......       538            19          7         550


      The Company intends to open approximately 20 new stores and to relocate or expand approximately 15 existing stores in fiscal 1996. The Company anticipates that 10 of the 20 new stores to be opened in fiscal 1996 will be off-price "Its Fashion!" stores.

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

Credit and Layaway

   Credit Card Program

      The Company offers its own credit card, which accounted for approximately 23% of retail sales in fiscal 1995. The Company's net bad debt expense in fiscal 1995 was 2.7% of credit sales.

      Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet a minimum income test. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company charges a finance charge based on the allowable rates in the customer's state of residence.

   Layaway Plan

      Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for nine weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. Layaway sales represented approximately 9% of retail sales in fiscal 1995.

It's Fashion Stores

      The Company operated 121 off-price stores at February 3, 1996 in 11 states in the South and Southeast under the name "It's Fashion!" These stores are smaller than the Cato stores, ranging in size from 3,000 to 4,000 square feet, and offer limited selections of first-quality family apparel and accessories at prices ranging from 20% to 80% off regular retail prices. The Company's credit and layaway plans are not available in these stores. Most of the merchandise for these stores is purchased at close-out prices from manufacturers with excessive inventories due to overruns or order cancellations. The It's Fashion stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administrative, distribution and financial systems as the Cato stores. Sales from It's Fashion stores represented 12% of the
Company's retail sales during fiscal 1995. As part of its planned expansion program, the Company currently intends to open approximately 10 new It's Fashion stores in fiscal 1996.

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

Competition

      The women's retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women's apparel specialty stores. In addition, the Company competes with local apparel specialty stores, mass merchandise chains, discount store chains, and to some degree, with major department stores.
To the extent that the Company opens stores in larger cities and metropolitan areas, competition is expected to be more intense in those markets. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

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

Employees

      As of February 3, 1996, the Company employed approximately 6,600 full-time and part-time employees. The Company also employs additional part-time employees during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its employee relations are good.

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

Item 4.  Results of Votes of Security Holders:

     None.

                                                       Page 10
                            PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters:

Market & Dividend Information

      The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 1995 and 1994.
_________________________________________________________________

                                                Price
1995                     High                Low          Dividend
 ......                   ......             ......       ..........

First quarter            $  8 1/4          $  5          $  .04
Second quarter              8 7/8             7 1/8         .04
Third quarter               8 1/4             5 1/8         .04
Fourth quarter              7 3/4             5 3/4         .04


                                                Price
1994                      High                Low          Dividend
 .......                  ......             .......       ..........

First quarter          $  21 1/2           $  9 1/2      $  .025
Second quarter            14 3/4              9 1/2         .04
Third quarter             12 1/4              8 1/2         .04
Fourth quarter             9 3/4              5 1/2         .04

_________________________________________________________________


      As  of March 29, 1996 the approximate number of holders  of the  Company's Class A Common stock was 4,500 and there  were  16 record holders of the Company's Class B Common Stock.

Item 6.  Selected Financial Data:

                              THE CATO CORPORATION
                             SELECTED FINANCIAL DATA

                                        Fiscal Year Ended
                   February 3, January 28,  January 29, January 30, February 1,
                       1996       1995        1994        1993        1992
                   ----------- -----------  ----------- ----------- ----------
                      (In thousands, except per share and selected operating
                                              data)

Statement of
Operations Data:
Retail sales       $ 476,638   $ 463,737  $  407,878  $  331,262  $  265,115

Other income          13,357      12,449      12,021       9,494       8,707
Total revenues       489,995     476,186     419,899     340,756     273,822

Cost of goods
 sold, including
 occupancy,
 distribution and
 buying              341,144     324,309     275,090     220,663     180,552
Gross margin
 percent, including
 occupancy,
 distribution and
 buying                 28.4 %      30.1 %      32.6 %      33.4 %      31.9 %
Selling, general
 and administrative  122,699     116,144     100,760      85,667      70,523
Depreciation           7,785       6,844       5,465       4,148       4,342
Interest                 292         377         250       1,213       3,299
Income before
 income taxes         18,075      28,512      38,334      29,065      15,106
Income tax expense     6,055      10,407      13,532      10,597       5,589
Net income          $ 12,020    $ 18,105    $ 24,802   $  18,468   $   9,517
Earnings per
 common and common
 equivalent
 share(1)           $    .42    $    .62    $    .84   $     .71   $     .43
Cash dividends
 paid per
 share (1)          $    .16    $   .145    $   .088   $     .04   $       -

Selected Operating
Data:
Stores open at end
 of period               671         646         575          505         487

Average sales per
 store             $ 721,000   $ 749,000   $ 744,000   $  663,000  $  527,000
Average sales per
 square foot of
 selling space     $     158   $     172   $     187   $      173  $      142
Comparable   store
 sales increase
 (decrease)               (5) %        1 %         8 %         19 %        20 %

Balance Sheet
Data:
Working capital    $ 102,169    $ 94,581    $ 91,569   $  53,862   $  33,186
Total assets         209,895     201,322     178,603     122,225      94,930

Long-term debt             -           -           -           -      24,891
Total
stockholders'
equity             $ 149,682   $ 141,508   $ 127,533   $  78,216   $  30,479

(1) All per share amounts reflect a three-for-two stock split effected June 28, 1993.

Item  7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations:

RESULTS OF OPERATIONS

     The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the periods indicated:

_________________________________________________________________

                                     Fiscal Year Ended

                         FEBRUARY 3,   JANUARY 28,  JANUARY 29,
                            1996          1995          1994

Retail sales                100%          100%          100%
Other income                 2.8           2.7           2.9
Total revenues             102.8         102.7         102.9
Cost of goods sold,
   including occupancy,
   distribution and
   buying                   71.6          69.9          67.4
Selling, general and
   administrative           25.7          25.0          24.7
Depreciation                 1.6           1.6           1.3
Selling, general,
  administrative
  and depreciation          27.3          26.6          26.0
Income before income
taxes                        3.8           6.1           9.4
Net income                   2.5%          3.9%          6.1%


FISCAL 1995 COMPARED TO FISCAL 1994

     Retail sales increased by 3% to $476.6 million in fiscal 1995, which included fifty-three weeks, from $463.7 million in fiscal 1994, which included fifty-two weeks. Same-store sales decreased 5% from the prior year on a fifty-two week basis. Total revenues, comprised of retail sales and other income (principally finance charges on customer accounts receivable, interest income and layaway fees), increased by 3% to $490.0 million in fiscal 1995 from $476.2 million in fiscal 1994. The Company operated 671 stores at February 3, 1996, compared to 646 stores operated at January 28, 1995.

     The increase in retail sales in the current year resulted from the Company's store development activity. In fiscal 1995, the Company increased its selling square footage approximately 5% by opening 37 new stores, relocating or expanding 29 stores while closing 12 existing stores. The decrease in same-store sales in fiscal 1995 resulted primarily from competitive pressures and a general price compression in the women's apparel retail sector.

     Other income in fiscal 1995 increased 7% over fiscal 1994. The increase resulted primarily from increased earnings on cash equivalents and short-term investments and from higher finance charge income partially offset by decreased layaway service charges.

     Cost of goods sold, including occupancy, distribution and buying, was $341.1 million, or 71.6% of retail sales, in fiscal 1995, compared to $324.3 million, or 69.9% of retail sales, in fiscal 1994. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of markdowns taken in fiscal 1995. Inventory levels throughout the year were higher than needed for the sales levels achieved, resulting in markdowns above plan and erosion of merchandise margins. The extremely competitive and promotional environment prevailing throughout the woman's apparel retail sector produced a price compression resulting in a 5% decrease in the average unit selling price for the year. Total gross margin dollars (retail sales less cost of goods sold) decreased by 3% to $135.5 million in fiscal 1995 from $139.4 million in fiscal 1994.

     Selling, general and administrative expenses (SG&A) were $122.7 million in fiscal 1995, compared to $116.1 million in fiscal 1994, an increase of 6%. As a percent of retail sales, SG&A was 25.7% compared to 25.0% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and by increased infrastructure expenses brought about by the Company's store development activities.

     Depreciation expense was $7.8 million in fiscal 1995, compared to $6.8 million in fiscal 1994. The 14% increase in fiscal 1995 resulted primarily from additions to property and equipment for the expansion of the Company's distribution facility and for store development.

FISCAL 1994 COMPARED TO FISCAL 1993

     Retail sales increased by 14% to $463.7 million in fiscal 1994 from $407.9 million in fiscal 1993. Same-store sales increased 1% over fiscal 1993. Total revenues increased 13% to $476.2 million in fiscal 1994 from $419.9 million in fiscal 1993. The Company operated 646 stores at January 28, 1995 compared to 575 stores operated at January 29, 1994.

     The increase in retail sales in fiscal 1994 resulted primarily from the Company's store development activities. In fiscal 1994, the Company increased selling square footage by approximately 20% by opening 80 new stores, relocating 30 stores, and expanding 20 stores while closing 9 existing stores.

     Other income in fiscal 1994 increased by 4% over fiscal
1993. The increase resulted primarily from higher finance charge income and by increased earnings on cash equivalents and short-term investments.

     Cost of goods sold, including occupancy, distribution and buying, was $324.3 million, or 69.9% of retail sales, in fiscal 1994, compared to $275.1 million, or 67.4% of retail sales, in fiscal 1993. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of promotional markdowns taken in fiscal 1994. During fiscal 1994, inventory levels were consistently higher than were needed for the sales levels achieved, resulting in markdowns above plan and a decrease in merchandise margins.
Total gross margin dollars increased by 5% to $139.4 million in fiscal 1994 from $132.8 million in fiscal 1993.
                                                          Page 14

     SG&A expenses were $116.1 million in fiscal 1994, compared to $100.8 million in fiscal 1993, an increase of 15%. As a percent of retail sales, SG&A was 25.0% compared to 24.7% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development program.

     Depreciation expense was $6.8 million in fiscal 1994, compared to $5.5 million in fiscal 1993. The 25% increase in fiscal 1994 resulted primarily from additions to property and equipment from the Company's store development activities.

LIQUIDITY AND CAPITAL RESOURCES

     At February 3, 1996, the Company had working capital of $102.2 million compared to $94.6 million at January 28, 1995. Cash provided by operating activities was $14.9 million in fiscal 1995, compared to $33.4 million in fiscal 1994. The decrease in cash provided by operating activities in fiscal 1995 resulted primarily from higher merchandise inventory levels, increased accounts receivable balances and by lower net income. At February 3, 1996, the Company had $47.9 million in cash, cash equivalents and short-term investments, compared to $46.2 million at January 28, 1995.

     In February 1996, the Company entered into a new unsecured revolving credit agreement. The facility provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 1999 and the letter of credit facility is renewable annually. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios and a limitation on capital expenditures of $25 million per year, or $60 million, during the length of the agreement. The agreement replaces a revolving credit and term loan agreement which was committed until May 1998, and provided for borrowings of up to $35 million and an additional annually renewable letter of credit facility of $15 million. The Company feels the terms of the new revolving credit agreement better support the Company's future working capital needs and the agreement contains more flexibility as to financial covenant requirements.

     In fiscal 1994, the Company entered into an agreement with a lessor to lease up to $25 million of new store fixtures, point-of-sales devices and warehouse equipment. In January 1995, the Company leased $10 million of assets under this agreement and in fiscal 1995 the Company leased an additional $9.5 million of qualifying assets. The operating leases are for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor.

     Expenditures for property and equipment totaled $9.4 million, $25.5 million and $17.2 million in fiscal 1995, 1994 and 1993, respectively. The expenditures for fiscal 1995 included, in addition to store development expenditures, costs relating to the installation of new point-of-sale terminals in the Company's stores. The Company is currently planning very modest store development in fiscal 1996, pending more favorable business trends. The Company intends to open approximately 20 new stores and to relocate or expand 15 stores in fiscal 1996. The Company is currently planning approximately $9.6 million of capital expenditures for fiscal 1996.
                                                          Page 15

     The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.




                                                          Page 16

Item 8.  Financial Statements and Supplementary Data:

     The response to this Item is submitted in a separate section of this report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

     None.


                                                          Page 17
                            PART III

Item 10.  Directors and Executive Officers:

      The  directors  and executive officers of the  Company  and their ages as of March 31, 1996 are as follows:
              Name                Age        Position

Wayland H. Cato, Jr. * ++          73    Chairman of  the
                                     Board   of   Directors   and
                                     Chief Executive Officer

Edgar T. Cato                      71   Vice Chairman  of
                                     the Board of Directors

Linda McFarland Jenkins            48     President  and
                                     Chief Operating Officer  and
                                     Director

John P. Derham Cato                45    Executive  Vice
                                     President,   President   and
                                     General   Manager   -   It's
                                     Fashion!    Division     and
                                     Director

Alan E. Wiley                      49    Executive  Vice
                                     President, Secretary,  Chief
                                     Financial                and
                                     Administrative  Officer  and
                                     Director

Howard A. Severson                 48    Executive  Vice
                                     President,         Assistant
                                     Secretary,    Chief     Real
                                     Estate       and       Store
                                     Development   Officer    and
                                     Director

Clarice Cato Goodyear * + +        49    Executive  Vice
                                     President    and   Assistant
                                     Secretary and Director

David Kempert                      46    Executive  Vice
                                     President   -  Chief   Store
                                     Operations Officer

Diane  V. Missel                   47     Executive Vice President  -
                                     General Merchandise Manager

Patrick J. McIntyre                51     Senior   Vice
                                     President -  Chief
                                     Information Officer

Stephen R. Clark                   53     Senior   Vice
                                     President  - Human Resources
                                     and Assistant Secretary

Thomas E. Cato                     41   Vice President  -
                                     Divisional Merchandise
                                     Manager,  Accessories   and
                                     Shoes and Director

Robert W. Bradshaw, Jr. * +        62   Director

George S. Currin * +               59   Director

Paul Fulton * +                    62   Director

Grant L. Hamrick * +               57   Director

Robert L. Kirby * +                65   Director

James H. Shaw * +                  67   Director

A.F. (Pete) Sloan * +              66   Director

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

      Diane V. Missel has been an officer of the Company since 1995. She currently serves as Executive Vice President - General Merchandise Manager. From 1993 until 1995 she was employed by Motherhood Maternity as Senior Vice President and General
Merchandise Manager. From 1986 until 1993, she worked in her latest position as the President of both Ups 'N Downs and Capezio
- - - both divisions of U.S. Shoe.

     Patrick J. McIntyre has been an officer of the Company since
1988.   He  currently  serves as Senior Vice  President  -  Chief
Information Officer. He was previously employed for seven years as Vice President of Management Information Services at The
Higbee Company, a Cleveland, Ohio based regional department store chain.

                                                          Page 19

     Stephen R. Clark has been an officer of the Company since 1994. He currently serves as Senior Vice President, Human Resources. From 1990 until 1994, he was employed by Gantos, a women's specialty apparel retailer, as Vice President, Human Resources.

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


                                                          Page 20
Item 11.  Executive Compensation:

      Incorporated by reference to Registrant's proxy statement for 1996 annual stockholders' meeting.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management:

      Incorporated by reference to Registrant's proxy statement for 1996 annual stockholders' meeting.

Item 13.  Certain Relationships and Related Transactions:

      Incorporated by reference to Registrant's proxy statement for 1996 annual stockholders' meeting.
                                                       Page 21

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

 (a) 1.& 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

      The response to this portion of Item 14 is submitted as a separate section of this report.

 (a) 3.     LIST OF EXHIBITS

     See Exhibit Index at page 46 of this annual report.

(b)         REPORTS ON FORM 8-K

      No  reports on Form 8-K were filed during the quarter ended
      February 3, 1996.

                   ANNUAL REPORT ON FORM 10-K

          ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  LIST OF FINANCIAL STATEMENTS

                        CERTAIN EXHIBITS

                  FINANCIAL STATEMENT SCHEDULE

                   YEAR ENDED FEBRUARY 3, 1996

                      THE CATO CORPORATION

                    CHARLOTTE, NORTH CAROLINA

ITEM 14(A)  1. AND 2.            LIST OF FINANCIAL STATEMENTS AND
                                 FINANCIAL STATEMENT SCHEDULE


THE CATO CORPORATION

The  following  consolidated financial  statements  of  The  Cato
Corporation are included in Item 8:


     Reports of Independent
     Auditors..............................................Pages 24-25
     Consolidated Statements  of
     Income................................................Page 26
     Consolidated Balance Sheets...........................Page 27
     Consolidated Statements of Cash Flows.................Page 28
     Consolidated Statements of Stockholders'Equity........Page 29
     Notes to Consolidated  Financial  Statements..........Pages 30 - 44

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II-Valuation and qualifying accounts..............Page 45

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF THE CATO CORPORATION

We have audited the accompanying consolidated balance sheet of The Cato Corporation (the Company) as of February 3, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as it relates to the fiscal year ended February 3, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company for the years ended January 28, 1995 and January 29, 1994 were audited by other auditors whose report dated March 10, 1995 expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the February 3, 1996 consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 1996, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 15, 1996

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
THE CATO CORPORATION

We have audited the accompanying consolidated balance sheet of The Cato Corporation as of January 28, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Cato Corporation at January 28, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              ERNST & YOUNG LLP




Charlotte, North Carolina
March 10, 1995

                      THE CATO CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

                                           Fiscal Year Ended
                                       February 3, January 28, January 29,
                                          1996        1995        1994
                                       ----------  -----------  ----------
                                       (In thousands, except per share data)

Revenues

Retail sales                             $ 476,638   $ 463,737    $ 407,878

Other income (principally
 finance and layaway charges)               13,357      12,449       12,021
                                         ---------    --------    ---------
Total revenues                             489,995     476,186      419,899



Costs and Expenses

Cost  of  goods sold, including
 occupancy, distribution
 and buying                                341,144      324,309     275,090
Selling, general and
 administrative                            122,699     116,144      100,760
Depreciation                                 7,785       6,844        5,465
Interest                                       292         377          250
                                          --------    --------    ---------
Total operating expenses                   471,920     447,674      381,565
                                          --------    --------    ---------


Income Before Income Taxes                  18,075      28,512       38,334

Income tax expense                           6,055      10,407       13,532
                                           -------     -------     --------

Net Income                               $  12,020    $ 18,105    $  24,802
                                         =========    ========    =========

Earnings Per Common and Common
Equivalent Share                         $     .42    $    .62    $     .84
                                         =========    ========    =========

Dividends Per Share                      $     .16    $   .145    $    .088
                                         =========    ========    =========

See notes to consolidated financial statements.

                           THE CATO CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                   February 3,     January 28,
                                                      1996             1995
                                                  ------------     ----------
                                                         (In thousands)

Assets
Current Assets:
Cash and cash equivalents                            $  26,183      $  23,963
Short-term investments                                  21,711         22,263
Accounts receivable, net of allowance for
 doubtful accounts of $3,401,000 at                     39,792         37,926
 February 3, 1996 and January 28, 1995
Merchandise inventories                                 58,440         54,674
Deferred income taxes                                    1,825          2,053
Prepaid expenses                                         2,486          2,602
                                                   -----------      ---------
  Total Current Assets                                 150,437        143,481
Property and Equipment                                  54,364         53,146
Other Assets                                             5,094          4,695
                                                   -----------      ---------
  Total Assets                                       $ 209,895      $ 201,322
                                                   ===========      =========
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                     $  36,482      $  36,159
Accrued expenses                                        10,458         11,832
Income taxes                                             1,328            909
                                                     ---------      ---------
  Total Current Liabilities                             48,268         48,900
Deferred Income Taxes                                    4,491          4,192
Other Noncurrent Liabilities                             7,454          6,722
Stockholders' Equity:
  Class A Common Stock, $.033 par value per
  share, 50,000,000 shares authorized;
  23,204,647 shares issued at February 3, 1996
  and 23,132,327 shares issued and
  outstanding at January 28, 1995                          773            770
   Convertible  Class B Common Stock,  $.033  par
   value per share, 15,000,000 shares
   authorized;  5,264,317  shares  issued  and
   outstanding at February 3, 1996 and
   January 28, 1995                                        176            176
   Preferred  Stock, $100 par  value  per  share,
   100,000 shares authorized, none issued                    -              -
  Additional paid-in capital                            62,665         62,278
  Retained earnings                                     86,291         78,284
                                                     ---------        -------
                                                       149,905        141,508
   Less Class A Common Stock in treasury, at cost
   (40,000 shares at February 3, 1996)                     223              -
                                                     ---------        -------
  Total Stockholders' Equity                           149,682        141,508

  Total Liabilities and Stockholders' Equity         $ 209,895     $  201,322
                                                     =========     ==========
See notes to consolidated financial statements.

                      THE CATO CORPORATION
                   CONSOLIDATED STATEMENTS OF
                            CASH FLOWS

                                           Fiscal Year Ended
                                  ------------------------------------
                                  February 3,  January 28,  January 29,
                                     1996         1995         1994
                                  -----------  -----------  -----------
                                            (In thousands)
Operating Activities
Net income                         $ 12,020     $ 18,105    $ 24,802

Adjustments   to   reconcile   net
income  to  net cash  provided  by
operating activities:
Depreciation                          7,785        6,844       5,465
Amortization of investment
premiums                                280          235         720
Deferred income taxes                   216          575       1,161
Loss  on disposal of property  and
equipment                                 -          352           -
Changes  in  operating assets  and
liabilities:
 Increase in accounts receivable     (1,866)      (1,112)     (9,077)
 (Increase) decrease in
    merchandise inventories          (3,766)       1,140     (22,072)
 Increase in other assets              (283)      (1,040)     (1,294)
 Increase (decrease) in
    accrued income taxes                419          909      (1,198)
 Increase in accounts payable
    and other liabilities                93        7,386       7,995
                                    -------      -------     -------
Net  cash  provided  by  operating
  activities                         14,898       33,394       6,502
                                    -------      -------     -------

Investing Activities
Expenditures for property and
 equipment                          (9,415)      (25,484)     (17,214)
Proceeds from sale of property and
 equipment                               -           378            -
Purchases of short-term
 investments                       (10,442)      (11,882)     (34,081)
Sales of short-term investments     11,566         9,145       16,577
                                   --------      --------     --------
Net cash used in investing
 activities                         (8,291)      (27,843)     (34,718)
                                   --------      --------     --------
Financing Activities
Dividends paid                      (4,554)       (4,115)      (2,499)
Purchase of treasury stock            (223)            -            -
Proceeds   from   employee   stock
 purchase plan                         381           435            -
Proceeds   from   stock    options
 exercised                               9            91        1,459
Proceeds from sale of common stock       -             -       24,262
Income tax benefit from stock
 options exercised                        -            -        1,293
Repayments of life insurance
 policy loans                             -            -         (203)
                                    --------     --------    ---------
Net cash provided by (used in)
 financing activities                (4,387)      (3,589)      24,312
                                    --------      -------    ---------

Net Increase (Decrease) in Cash
 and Cash Equivalents                 2,220        1,962       (3,904)
Cash and Cash Equivalents at
Beginning of Year                    23,963       22,001       25,905
                                    -------      -------      -------
Cash and Cash Equivalents at  End
 of Year                          $  26,183    $  23,963    $  22,001
                                  =========    =========    =========

See notes to consolidated financial statements.

                          THE CATO CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                   CONVERTIBLE
                        CLASS A    CLASS B   ADDITIONAL
                        COMMON     COMMON     PAID-IN    RETAINED   TREASURY
                         STOCK      STOCK     CAPITAL    EARNINGS     STOCK
                       --------    --------  --------    --------   --------
                                             (In thousands)

Balance - January
 30, 1993              $    608    $    176  $ 41,715    $ 42,532   $  6,815

Net income                                                 24,802

Dividends paid
 ($.088 per share)                                         (2,499)
Sale of Class A
 Common Stock -
 1,012,500 shares            34                24,228
Class A Common Stock
 sold through
 stock option
 plans - 178,550
 shares                       6                 1,193
 Treasury shares sold
 through stock
 options plans -
 23,300 shares                                    249                      (11)
Retirement of
 treasury stock -
 5,778,970 shares          (192)               (6,612)                  (6,804)
Three-for-two  stock
 split - 9,395,385
 shares of Class A
 Common Stock               313                  (313)
Income tax benefit
 from stock options
 exercised                                      1,293
Shares converted
 from Class B Common
 Stock to Class A
 Common Stock
 - 18,000 shares              -           -
                       --------     -------   --------     -------     -------
Balance - January
 29, 1994                   769         176     61,753      64,835           -

Net income                                                  18,105
Dividends paid
 ($.145 per share)                                          (4,115)
Class A Common Stock
 sold through employee
 stock purchase
 plan - 41,769 shares         1                    434
Class A Common Stock
 sold through stock
 option plans - 12,350
 shares                       -                     91
Unrealized losses on
 available for sale
 securities, net
 of deferred income
 tax benefit
 of $311,000                                                  (541)
                       --------     -------   --------      -------    ------
Balance - January
 28, 1995                   770         176     62,278       78,284         -

Net income                                                   12,020
 Dividends paid
 ($.16 per share)                                            (4,554)

Class A Common Stock
 sold through employee
 stock purchase
 plan - 68,720 shares         3                   378
Class A Common Stock
 sold through stock
 option plans
 - 3,600 shares               -                     9
Purchase of treasury
 shares - 40,000 shares                                                    223
Unrealized gains on
 available for sale
 securities, net
 of deferred income
 taxes of $311,000                                             541
                       -------     -------   --------     --------    --------

Balance - February
 3, 1996             $     773   $     176  $  62,665   $   86,291   $     223
                       =======     =======   ========     ========    ========

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Description of Business and Fiscal Year - The Company has principally one segment of business - operation of women's apparel specialty stores. The Company's stores operate under the names Cato, Cato Fashions, Cato Plus and It's Fashion! and are located primarily in strip shopping centers in non-metropolitan markets in the South and Southeastern United States. The Company's fiscal year ends on the Saturday nearest January 31. The fiscal year ended February 3, 1996 included fifty-three weeks and the fiscal years ending January 28, 1995 and January 29, 1994 included fifty-two weeks.
     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash Equivalents and Short-Term Investments - Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair value of short-term investments are based on quoted market prices.
     The Company's short-term investments held at February 3, 1996 and January 28, 1995 are classified as available-for-sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.
     Accounts Receivable - Accounts receivable include customer trade accounts, customer layaway receivables and miscellaneous trade receivables. Customer receivables related to layaway sales are reflected net of a reserve for unrealized profit. Net layaway receivables totaled approximately $2,679,000 and $2,019,000 at February 3, 1996 and January 28, 1995,
respectively.
     Supplemental Cash Flow Information - Interest paid during the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 was $375,000, $202,000 and $271,000,
respectively. Income tax payments, net of refunds received, for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 were $5,577,000, $8,495,000 and $12,828,000, respectively.
     Inventories - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

     Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets.
     Retail Sales - Revenues from retail sales (including layaway transactions) are recognized at the time of the sale, net of returns, and exclude sales taxes.
     Advertising - Advertising costs are expensed in the period in which they are incurred. Advertising expense was $8,803,000, $9,046,000 and $7,350,000 for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.
     Earnings Per Common and Common Equivalent Share - Earnings per share have been computed based on the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per common and common equivalent share computations were 28,597,323, 29,113,091 and 29,655,394 for the fiscal years ended
February 3, 1996, January 28, 1995 and January 29, 1994, respectively. All per share amounts reflect a three-for-two stock split effected June 28, 1993.
     Income Taxes - The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are provided based on the liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.
     Store Opening Costs - Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred.
     Closed Store Lease Obligations - At the time stores are closed, provision is made for the rentals required to be paid over the remaining lease terms. Rentals due the Company under non-cancelable subleases are offset against the related obligations in the year the sublease is signed. There is no offset for assumed sublease revenues.
     Reclassifications - Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with classifications used as of February 3, 1996.
                                                                       Page 32

2.   Short-Term Investments:

     Short-term investments at February 3, 1996 include the following:

                                               Unrealized            Estimated
Security Type                      Cost      Gains    (Losses)      Fair Value
- - --------------                     ----      -----    --------      ----------
                                               (In thousands)

Obligations of states
 and political subdivisions    $  17,285    $    86   $    (5)      $   17,366
Corporate debt securities          2,000         -        (44)           1,956
                               ---------    -------   --------      ----------
Subtotal                          19,285         86       (49)          19,322

Equity securities                  2,426         -        (37)           2,389
                               ---------    -------   --------      ----------
Total                           $ 21,711    $    86   $   (86)      $   21,711
                               =========    =======   ========      ==========


     Short-term investments at January 28, 1995 include the following:

                                                   Unrealized        Estimated
Security Type                         Cost          (Losses)        Fair Value
- - -------------                       ------         ----------       ----------
                                                  (In thousands)

Obligations of states
 and political subdivisions       $  16,567        $    (120)         $ 16,447
Corporate debt securities             2,000             (160)            1,840
                                  ---------        ----------         --------

Subtotal                             18,567             (280)           18,287

Equity securities                     4,548             (572)            3,976
                                  ---------         ---------         --------

Total                              $ 23,115         $   (852)         $ 22,263
                                  =========         =========         ========


     The unrealized losses at January 28, 1995 of $541,000, net of an income tax benefit of $311,000, is included in stockholders' equity as an adjustment to retained earnings.




                                                           Page 33


     The amortized cost and estimated fair value of debt and marketable equity securities at February 3, 1996, by contractual maturity, are shown below:
                                                       Estimated
Security Type                         Cost             Fair Value
- - -------------                      -------             ----------
                                         (In thousands)

Due in one year or less          $  13,607             $   13,647
Due in one year
 through three years                 5,678                  5,675
                                 ---------             ----------
Subtotal                            19,285                 19,322

Equity securities                    2,426                  2,389
                                 ---------             ----------
Total                            $  21,711             $   21,711
                                 =========             ==========

                                                           Page 34

3.   Accounts Receivable:

     Accounts receivable consist of the following:

                                   February 3,         January 28,
                                       1996               1995
                                   -----------         -----------
                                            (In thousands)

Customer accounts-
 principally deferred
 payment accounts                    $ 41,331             $ 38,291
Miscellaneous trade
 receivables                            1,862                3,036
                                     --------             --------
    Total                              43,193               41,327
Less allowance for
 doubtful accounts                      3,401                3,401
                                     --------             --------
Accounts receivable - net            $ 39,792             $ 37,926
                                     ========             ========

     Finance charge and late charge revenue on customer deferred payment accounts were $6,535,000 $6,324,000 and $5,539,000 for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively, and the provision for doubtful accounts was $2,918,000, $2,888,000 and $1,352,000, for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses.
                                                           Page 35
4.   Property and Equipment:

     Property and equipment consist of the following:

                                       February 3,         January 28,
                                          1996                1995
                                       -----------         -----------
                                                (In thousands)


Land and improvements                   $   1,853          $       763
Buildings                                  15,481                6,751
Leasehold improvements                     16,182               12,811
Fixtures and equipment                     57,096               49,897
Construction in progress                    2,449               14,352
                                        ---------          -----------
  Total                                    93,061               84,574
Less accumulated
 depreciation                              38,697               31,428
                                        ---------          -----------

Property and equipment - net            $  54,364          $    53,146
                                        =========          ===========



                                                           Page 36
5.   Accrued Expenses:

     Accrued expenses consist of the following:

                                          February 3,         January 28,
                                             1996                1995
                                          -----------         -----------
                                                    (In thousands)
Accrued bonus and retirement
 savings plan contributions                $    1,742          $    1,787
Accrued payroll and related items               2,819               4,472
Closed stores                                     687                 486
Property taxes                                  1,207               1,018
Contingent rent                                   604                 735
Advertising                                       253                 267
Accrued credit expenses                           384                 306
Accrued data processing expenses                  234                 280
Accrued heath care plan contributions             428                 285
Other                                           2,100               2,196
                                           ----------           ---------
Total accrued expenses                     $   10,458           $  11,832
                                           ==========           =========

                                                           Page 37
6.   Financing Arrangements:

     In February 1996, the Company entered into a new unsecured revolving credit agreement which provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 1999 and the letter of credit facility is renewable annually. The revolving credit agreement contains various financial covenants, including the maintenance of specific financial ratios. The agreement replaces an unsecured revolving credit and term loan agreement, which was committed until May 1998, and provided $35 million of available borrowings and a $15 million letter of credit facility. There were no borrowings outstanding under the prior agreement at February 3, 1996 or January 28, 1995.
     The Company had approximately $6,137,000 and $8,607,000 at February 3, 1996 and January 28, 1995, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. Upon satisfaction of the terms of the letters of credit, the Company is obligated to pay the issuing bank the dollar amount of the commitment.
                                                           Page 38
7.   Stockholders' Equity:

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

     In June 1993, the Company effected a three-for-two stock split in the form of a stock dividend. The split resulted in the issuance of 9,395,385 shares of Class A Common Stock to Class A and B shareholders. All references in the financial statements to average numbers of shares outstanding and related prices, per share amounts and stock option plan data reflect the split.

     In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the "Plan"). Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 worth of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 68,720 shares and 41,769 shares for the years ended February 3, 1996 and January 28, 1995, respectively.

     In 1987, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan for key employees of the Company. In 1991, the Board of Directors of the Company amended the 1987 option plans increasing the number of shares reserved under the plans from 2,100,000 shares to 3,150,000 shares. In 1994, the Board of Directors increased the number of shares issuable under the plans to 3,900,000 shares of which 825,000 shares are issuable under the Incentive Stock Option Plan and 3,075,000 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant and must be exercisable not later than 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.
                                                           Page 39
     Option plan activity for the three fiscal years ended February 3, 1996 is set forth below:

                                           Number of              Price Per
                                            Shares                  Share
                                           ---------           ---------------
Outstanding options,
   January 30, 1993                        2,501,550           $ 1.33 -  13.17
   Granted                                   226,750            17.50 -  23.06
   Exercised                                (224,750)            1.50 -  13.17
   Cancelled                                 (50,700)            1.50 -  19.17
                                           ----------
Outstanding options,
   January 29, 1994                         2,452,850            1.33 -  23.06
   Granted                                    584,500            6.75 -  17.13
   Exercised                                  (12,350)           3.25 -   8.00
   Cancelled                                  (32,700)           3.25 -  20.67
                                           -----------
Outstanding options,
   January 28, 1995                         2,992,300            1.33 -  23.00
   Granted                                    883,250            6.19 -   8.13
   Exercised                                   (3,600)           1.33 -   8.00
   Cancelled                                 (854,150)           6.19 -  23.00
                                           ------------
Outstanding options,
   February 3, 1996                         3,017,800          $ 1.42 -  $8.42
                                           ============        ===============
Exercisable at
   February 3, 1996                         1,881,950          $ 1.42 -  $8.42
                                           ============        ===============

    Outstanding options at February 3, 1996 covered 927,918 shares of Class B Common Stock and 2,089,882 shares of Class A Common Stock. Outstanding options at January 28, 1995 covered 927,918 shares of Class B Common Stock and 2,064,382 shares of Class A Common Stock. Options available to be granted under the option plans were 358,600 shares at February 3, 1996 and 387,700 shares at January 28, 1995.
                                                           Page 40
8.   Employee Benefit Plans:

     The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution and further Company contributions, at the discretion of the Board of Directors, are based on a formula of percentages of pre-tax profits. The Company's contributions for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 were approximately $961,000, $1,278,000 and $2,272,000, respectively. The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.
                                                           Page 41
9.   Leases:

     The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options, and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three-to seven-year periods. During the years ended February 3, 1996 and January 28, 1995, the Company entered into an agreement with a lessor to lease $9.5 and $10 million, respectively, of store fixtures, point-of-sale devices and warehouse equipment. These leases, which are being accounted for as operating leases, are for terms of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company cancelled the leases on their next anniversary dates, the purchase price for the equipment would be approximately $16,941,000.

     The minimum commitments relating to future payments under non-cancelable operating leases are (in thousands):


       Fiscal Year
       -----------
          1996                          $ 28,450
          1997                            21,956
          1998                            16,101
          1999                            11,289
          2000                             7,038
          2001 and thereafter             13,924
                                         -------
          Total minimum lease payments  $ 98,758

     The following schedule shows the composition of total rental expense for all leases:



                                     Fiscal Year Ended
                               ---------------------------------------------
                               February 3,         January 28,    January 29,
                                  1996               1995           1994
                               -----------         -----------    -----------
                                                (In thousands)

Minimum rentals                   $ 28,666            $ 24,817        $ 20,180
Contingent rent                        363                 658             872
                                  --------            --------        --------
Total rental expense              $ 29,029            $ 25,475        $ 21,052
                                  ========            ========        ========

                                                                    Page 42
10.  Income Taxes:

     The provisions for income taxes consist of the following:

                                       Fiscal Year Ended
                 -----------------------------------------------------------
                              February  3,     January 28,      January 29,
                                 1996             1995             1994
                              ------------     -----------      -----------
                                             (In thousands)

Current income taxes:
   Federal                    $ 4,976           $ 9,681             $ 10,488
   State                          863               151                  590
                              -------           -------             --------
      Total                     5,839             9,832               11,078
                              -------           -------             --------
Deferred income taxes:
   Federal                        861               518                1,061
   State                         (645)               57                  100
                              -------           -------             --------
      Total                       216               575                1,161
                              -------           -------             --------
Allocation of tax
 benefit to capital
 for stock options
 exercised                          -                 -                1,293
Total income tax              --------          --------            --------
expense                     $    6,055         $  10,407           $  13,532
                              ========          ========            ========

     The components of the provision for deferred income taxes are as follows:

                                              Fiscal Year Ended
                                     ----------------------------------
                                     February      January      January
                                         3,           28,          29,
                                       1996          1995         1994
                                     --------      -------      -------
                                                (In thousands)

Depreciation                         $ 1,244      $   901       $    74
Provision for doubtful
 accounts                                (34)         (86)          206
Restructuring expenses                    30           18           418
Inventory valuation                     (274)         (50)          (41)
Self-insurance reserve                     -          (12)          113
Change in tax rate                         -            -            13
Other                                   (750)        (196)          378
                                     --------      -------      --------
Total                                $   216      $   575       $ 1,161
                                     ========     ========      ========

                                                   Page 43
     Significant components of the Company's deferred tax assets and liabilities as of February 3, 1996 and January 28, 1995 are as follows:


                                           February 3,        January 28,
                                              1996               1995
                                           -----------       -----------
                                                   (In thousands)

Deferred tax assets:
Bad debt reserve                              $  1,362          $   1,329
   Inventory valuation                             709                435
   Unrealized losses on short-
      term investments                               -                311
   Reserves                                        507                992
                                              --------          ---------
      Total deferred tax assets                  2,578              3,067
                                              --------          ---------
Deferred tax liabilities:
   Tax over book depreciation                    5,425              4,607
   Other, net                                     (181)               599
                                              --------          ---------
     Total deferred tax liabilities              5,244              5,206
                                              --------          ---------
Net deferred tax liabilities                  $  2,666          $   2,139
                                              ========          =========

     The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

                                        Fiscal Year Ended
                      -------------------------------------------------------
                      February 3,           January 28,           January 29,
                         1996                 1995                  1994
                      -----------           -----------           -----------

Federal income
   tax rate              35.0%                  35.0%                  35.0%
State income taxes        2.8                    0.5                    1.3
Other                    (4.3)                   1.0                   (1.0)
                      -----------           ------------           -----------
Effective income
   tax rate              33.5%                  36.5%                  35.3%
                      ===========           =============          ===========

                                                           Page 44
11.  Quarterly Financial Data (Unaudited):

     Summarized quarterly financial results are as follows (in thousands, except per share data):

                          First    Second    Third     Fourth
Fiscal 1995                Qtr       Qtr      Qtr       Qtr
- - -----------              -------  --------  --------  --------
Retail Sales           $ 114,461 $ 114,739 $ 105,825 $ 141,613
Total revenues           117,850   109,331   145,059   117,755
Cost of goods sold,
 including occupancy,
 distribution and
 buying                   75,276    82,256    80,097   103,515
Net income (loss)          7,498     2,963    (1,492)    3,051
Earnings (loss) per
common and
common equivalent
share                   $    .26 $     .10 $    (.05) $    .11



Fiscal 1994
- - ------------
Retail Sales            $ 110,105 $ 110,196 $ 109,111 $ 134,325
Total revenues            113,131   113,263   112,212   137,580
Cost of goods sold,
 including occupancy,
 distribution and
 buying                    70,781    77,020    77,505    99,003
Net income                  8,210     4,325     2,799     2,771
Earnings per common
 and common
 equivalent share        $    .28 $     .15  $    .10 $     .10

                            SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS
                 ----------------------------------

                                               Allowance        Reserve
                                                  for            for
                                               Doubtful         Rental
                                               Accounts       Commitments
                                                  (a)             (b)
                                               -----------       -----------
                                                      (In thousands)

Balance at January 30, 1993                   $   3,750          $    167
  Additions charged to costs and expenses         1,352               268
  Additions (Deductions) charged to
   other accounts                                   605 (d)           269 (e)
   Deductions                                    (2,545)(c)          (414)
                                               ------------       -----------

Balance at January 29, 1994                       3,162                290
  Additions charged to costs and
  expenses                                        2,888                825
  Additions (Deductions) charged to
   other accounts                                   843  (d)             -
  Deductions                                     (3,492) (c)          (700)
                                               -------------      -----------

Balance at January 28, 1995                       3,401                415
  Additions charged to costs and
   expenses                                       2,918              1,199
  Additions (Deductions) charged to
   other accounts                                   758  (d)             -
  Deductions                                     (3,676) (c)         ( 955)
                                                ------------      ----------

Balance at February 3, 1996                    $  3,401            $   659
                                                ============      ==========

(a)  Deducted from trade accounts receivable.

(b) Provision for the difference between costs and revenues from noncancelable subleases over the lease terms of closed stores.

(c)  Uncollectible accounts written off.

(d)  Recoveries of amounts previously written off.

(e)  Transferred from restructuring reserve.

                         EXHIBIT INDEX

Designation of
   Exhibit                                                  Page
- - --------------                                             ---------
     22           Subsidiaries of the Registrant              47

     23           Consents of Independent Auditors            48  - 49

                           EXHIBIT 22

                 SUBSIDIARIES OF THE REGISTRANT


Name of                         State of                  Name under which
Subsidiary                      Incorporation         Subsidiary does Business
- - ----------                      -------------         -----------------------
C.H.W. Corporation              Delaware              C.H.W. Corporation

Providence Insurance Company    A Bermudian Company   Providence Insurance
    Limited                                           Company Limited

                           EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41314) pertaining to The Cato Corporation Employee Incentive Stock Option Plan, in the Registration Statement (Form S-8 No. 33-41315) pertaining to The Cato Corporation Non-qualified Stock Option Plan, and in the Registration Statement (Form S-8 No. 33-69844) pertaining to The Cato Corporation Employee Stock Purchase Plan, of our report dated March 15, 1996, with respect to the consolidation financial statements and financial statement schedule of The Cato Corporation included in the Annual Report on Form 10-K for the year ended February 3, 1996.



DELOITTE & TOUCHE LLP

Charlotte, North Carolina
April 25, 1996
                                                      Page 49



                           EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41314) pertaining to the Cato Corporation Employee Incentive Stock Option Plan, in the Registration Statement (Form S-8 No. 33-41315) pertaining to the Cato Corporation Non-Qualified Stock Option Plan, and in the Registration Statement (Form S-8 No. 33-69844) pertaining to the Cato Corporation Employee Stock Purchase Plan, of our report dated March 10, 1995, with respect to the consolidated financial statements and schedule of the Cato Corporation included in the Annual Report (Form 10-K) for the year ended February 3, 1996.



                              ERNST & YOUNG LLP


Charlotte, North Carolina
April 25, 1996

                                                      Page 50


                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The Cato Corporation

By /s/ Wayland H. Cato, Jr.               By /s/ Robert M. Sandler
  -----------------------------             -------------------------
  Wayland H. Cato, Jr.                      Robert M. Sandler
  Chairman of the Board of                  Senior Vice President -
  Directors and                             Controller
  Chief Executive Officer

By /s/ Alan E. Wiley
  -----------------------------
   Alan E. Wiley
   Executive Vice President- Secretary,
   Chief Financial and Administrative
   Officer

Date:  April 25, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:
   /s/ Wayland H. Cato, Jr.          /s/ Robert W. Bradshaw, Jr.
   ------------------------          ----------------------------
     Wayland H. Cato, Jr.             Robert W. Bradshaw, Jr.
          (Director)                         (Director)
    /s/ Edgar T. Cato                /s/ George S. Currin
    -----------------------          -----------------------------
        Edgar T. Cato                     George S. Currin
          (Director)                         (Director)
    /s/ Linda McFarland Jenkins       /s/ Paul Fulton
    ------------------------          -----------------------------
   Linda McFarland Jenkins                  Paul Fulton
          (Director)                         (Director)
    /s/ John P. Derham Cato           /s/ Grant L. Hamrick
    ------------------------          ------------------------------
    John P. Derham Cato                  Grant L. Hamrick
          (Director)                         (Director)
    /s/ Alan E. Wiley                 /s/ Robert L. Kirby
    ------------------------          -------------------------------
        Alan E. Wiley                     Robert L. Kirby
         (Director)                          (Director)
    /s/ Howard A. Severson
    ------------------------          -------------------------------
      Howard A. Severson                  James H. Shaw
          (Director)                         (Director)
                                      /s/ A.F. (Pete) Sloan
    ------------------------          -------------------------------
     Clarice Cato Goodyear                A.F. (Pete) Sloan
          (Director)                         (Director)
    /s/ Thomas E. Cato
    -------------------------
        Thomas E. Cato
          (Director)