Form 10-Q
period 1996-05-04
CATO CORP
filed 1996-06-07
CIK 18255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 4, 1996

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

Yes   X    No

As  of  May  17, 1996, there were 23,261,275 shares  of  Class  A
Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                      THE CATO CORPORATION

                           FORM 10-Q

                          May 4, 1996

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



PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF
INCOME

                                        Three Months Ended
                                        ----------    ----------
                                          May 4,       April 29,
                                           1996           1995
                                        ----------    ----------
                                   (In thousands, except per share data)
REVENUES
     Retail sales                        $ 120,028       $ 114,461
     Other income
     (principally finance
      and layaway charges)                   3,511           3,294
                                         ---------     -----------
     Total revenues                        123,539         117,755

COSTS AND EXPENSES
     Cost of goods sold, including
        occupancy, distribution
        and buying                          79,774          75,276
     Selling, general and
        administrative                      29,655          29,188
     Depreciation                            2,074           1,939
     Interest                                   65              78
                                         ---------      ----------
     Total expenses                        111,568         106,481
                                         ---------      ----------

INCOME BEFORE INCOME TAXES                  11,971          11,274
      Income taxes                           4,250           3,776
                                         ---------      ----------
NET INCOME                                $  7,721        $  7,498
                                         =========      ==========
EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE                     $   0.27        $   0.26
                                         =========      ==========
DIVIDENDS PER SHARE                       $   0.04        $   0.04
                                         =========      ==========

See notes to unaudited consolidated financial statements.


THE CATO CORPORATION
UNAUDITED CONSOLIDATED BALANCE
SHEETS

                                       May 4,    April 29,     February 3,
                                        1996        1995           1996
                                     --------    ---------     -----------
                                                (In thousands)

ASSETS
Current Assets
     Cash and cash equivalents       $ 21,756     $ 26,378       $ 26,183
     Short-term investments            34,816       25,423         21,711
     Accounts receivable - net         39,538       37,455         39,792
     Merchandise inventories           69,547       70,101         58,440
     Deferred income taxes              1,825        1,914          1,825
     Prepaid expenses                   4,652        2,686          2,486
                                     --------    ----------     ---------
          Total Current Assets        172,134      163,957        150,437

Property and Equipment                 55,118       52,857         54,364
Other Assets                            5,186        4,780          5,094
                                     --------    ---------      ---------
Total                               $ 232,438    $ 221,594      $ 209,895
                                     ========    =========      =========

LIABILITIES AND
     STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable               $  48,824    $  48,467      $  36,482
     Accrued expense                   10,591        9,372         10,458
     Income taxes                       4,352        4,365          1,328
                                     --------    ---------      ---------
Total Current Liabilities              63,767       62,204         48,268
Deferred Income Taxes                   4,491        4,192          4,491
Other Noncurrent Liabilities            7,551        7,061          7,454
Stockholders' Equity:
  Class A Common Stock, issued
  23,301,275 shares, 23,172,796
  shares and 23,204,647 shares at
  May 4, 1996, April 29, 1995
  and February 3, 1996,
  respectively                            776          771           773
  Convertible Class B Common
  Stock, issued and outstanding
  5,264,317 shares                        176          176           176

  Preferred Stock, none
Additional paid-in capital             63,026       62,343        62,665
Retained earnings                      92,874       84,847        86,291
                                     --------     --------      --------
Less Class A Common Stock in          156,852      148,137       149,905
treasury,
at cost (40,000 shares at May 4,
1996 and
February 3, 1996)                         223           -            223
                                     --------     --------      --------
Total Stockholders' Equity            156,629      148,137       149,682
                                     --------     --------      --------

             Total                  $ 232,438    $ 221,594     $ 209,895
                                    =========    =========     =========

See notes to unaudited consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended
                                        ---------------------------------

                                             May 4,            April 29,
                                              1996                1995
                                        ----------------------------------
                                                  (In thousands)

OPERATING ACTIVITIES

     Net income                         $   7,721                $  7,498


     Adjustments  to  reconcile  net
       income to net cash provided
       by operating activities:
          Depreciation                      2,074                   1,939
          Amortization  of
          investment premiums                  35                      50
          Changes in operating
          assets and liabilities:
            Decrease in accounts
              receivable                      254                     471
            Increase in merchandise
              inventories                 (11,107)                (15,427)
            Increase in other assets       (2,258)                   (169)
            Increase in accrued income
              taxes                         3,024                   3,456
            Increase in accounts
              payable and other
              liabilities                  12,580                  10,256
                                         --------                --------


    Net cash provided by
    operating activities                   12,323                   8,074
                                         --------                --------

INVESTING ACTIVITIES

     Expenditures for property
        and equipment                      (2,836)                  (1,719)
     Purchases of short-term
        investments                       (14,140)                  (3,419)
     Sales of short-term investments        1,000                      550
                                         --------                 --------

     Net cash used in investing
        activities                        (15,976)                  (4,588)
                                         --------                 --------


FINANCING ACTIVITIES

     Dividends paid                        (1,138)                  (1,137)
     Proceeds from employee stock
        purchase plan                         154                       66
     Proceeds from stock options
        exercised                             210                        -
                                         --------                 --------
     Net cash used in financing
        activities                           (774)                  (1,071)
                                         --------                 --------
     Net Increase (Decrease)
      in Cash and Cash Equivalents         (4,427)                   2,415

     Cash and Cash Equivalents at
        Beginning of Year                  26,183                   23,963
                                        ---------                 --------
     Cash and Cash Equivalents at End
        of Period                       $  21,756                $  26,378
                                        =========                =========

See notes to unaudited consolidated financial statements.



THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 4, 1996 AND APRIL 29, 1995




NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of the Company and all amounts shown at May 4, 1996 and April 29, 1995 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

Earnings per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per common and common equivalent share computations were 28,918,042 shares for the three months ended May 4, 1996 and 28,535,326 shares for the three months ended April 29, 1995.


THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 4, 1996 AND APRIL 29, 1995


NOTE 3 - SHORT-TERM INVESTMENTS:
Short-term investments at May 4, 1996 and April 29, 1995 include the following (in thousands):

                                May 4, 1996                 April 29, 1995
                          -----------------------       ----------------------

                                         Unrealized   Estimated                 Unrealized   Estimated
Security Type               Cost         Gain         Fair         Cost         Gain         Fair
                                         (Loss)       Value                     (Loss)       Value
                          ----------     ----------   ---------    ----------   ----------   ---------

Obligations of
  states and
  political
  subdivisions              $30,885             -     $30,885      $19,386      $(20)        $19,366

Corporate debt
  securities                  2,000             -       2,000        2,000      (130)          1,870
                           ----------    ----------   ----------    ----------  ----------   ---------
Total                        32,885             -      32,885       21,386      (150)         21,236


Equity securities             1,931             -       1,931        4,548      (361)          4,187
                           ----------    ----------   -----------   ----------  ----------   ---------

   Total                    $34,816             -     $34,816      $25,934     $(511)        $25,423
                           ==========    ==========   ===========  ===========  ==========   =========


The   amortized  cost  and  estimated  fair  value  of  debt  and marketable equity securities at May 4, 1996 and April 29, 1995, by contractual maturity, are shown below (in thousands):


                                  May 4, 1996                 April 29, 1995
                            ---------------------         --------------------
                                        Estimated                    Estimated
                                             Fair                         Fair
Security Type                 Cost          Value          Cost          Value
- - -----------------           --------    ---------        --------    ---------
Due in one year
or less                    $29,513        $29,513       $18,880        $18,718

Due in one year
through three years          3,372          3,372         2,506          2,518
                            --------    ---------        --------     --------

  Subtotal                  32,885         32,885        21,386         21,236


Equity securities            1,931          1,931         4,548          4,187
                            --------    ---------        ---------     -------

     Total                 $34,816        $34,816       $25,934        $25,423
                            ========    =========        =========      ======



THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 4, 1996 AND APRIL 29, 1995




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended May 4, 1996 and April 29, 1995 was $61,000 and $145,000, respectively. Income tax payments, net of refunds received, were $1,249,000 and $318,000 for the three months ended May 4, 1996 and April 29, 1995, respectively.


NOTE 5 - FINANCING ARRANGEMENTS:

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


THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                                                 Three Months Ended
                                                 -------------------
                                               May 4,       April 29,
                                                1996           1995
                                               ------        -------
     Total retail sales                        100.0%         100.0%
     Total revenues                            102.9          102.9
     Cost of goods sold, including occupancy,
       distribution and buying                  66.5           65.8
     Selling, general and administrative        24.7           25.5
     Income before income taxes                 10.0            9.8
     Net income                                  6.4            6.5

Comparison of First Quarter of 1996 with 1995.

OPERATING RESULTS

Total retail sales for the first quarter increased 5% over last year's first quarter to $120.0 million from $114.5 million. Same-
store  sales  were  flat  for the first  quarter  of  1996.   The
increase in retail sales for the first quarter resulted from the Company's store development activity. The Company operated 682 stores at May 4, 1996 compared to 657 stores operated at the end of last year's first quarter.

Other income for the first quarter increased 7% over last year's first quarter. The increase in the current year resulted primarily from increased finance charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution, and buying expenses were 66.5% of total retail sales for the current year's first quarter, compared to 65.8% for last year's first three months. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of promotional markdowns taken in this year's first quarter.

Selling, general and administrative (SG&A) expenses were $29.7 million, or 24.7% or retail sales, for this year's first quarter, compared to $29.2 million, or 25.5% or retail sales, in last year's first quarter. The decrease in SG&A as a percent of retail sales reflects the Company's continued emphasis on operating expense management.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At May 4, 1996, the Company had working capital of $108.4 million, compared to $101.8 million at April 29, 1995 and $102.2 million at February 3, 1996. Cash provided by operating activities was $12.3 million for the three months ended May 4, 1996, compared to $8.1 million for last year's comparable three-month period. The Company had no borrowings under its revolving credit agreement at May 4, 1996 or April 29, 1995. At May 4, 1996, the Company had cash, cash equivalents, and short-term investments of $56.6 million, compared to $51.8 million at April 29, 1995 and $47.9 million at February 3, 1996.

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

Expenditures for property and equipment totaled $2.8 million for the three months ended May 4, 1996, compared to $1.7 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $9.6 million for current fiscal year. The Company is currently planning very modest store development in fiscal 1996, pending more favorable business trends. The Company intends to open approximately 20 new stores and to relocate or expand 15 stores during the current fiscal year. For the three months ended May 4, 1996, the Company had opened 11 new stores and relocated or expanded 4 stores.

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

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  None

     (B) No Reports on Form 8-K were filed during the quarter ended May 4, 1996.




PART II  OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CATO CORPORATION



    June 7, 1996                        /s/  Wayland H. Cato, Jr.
  ---------------                       -------------------------
       Date                                  Wayland H. Cato, Jr.
                                             Chairman of the Board
                                             of Directors  and  Chief
                                             Executive Officer


    June 7, 1996                         /s/  Alan E. Wiley
  ---------------                        ---------------------------
       Date                                   Alan E. Wiley
                                              Executive Vice
                                              President-Secretary,
                                              Chief Financial and
                                              Administrative Officer