Form 10-Q
period 1996-08-03
CATO CORP
filed 1996-09-06
CIK 18255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to__________________


Commission file number                0-3747

             THE CATO CORPORATION AND SUBSIDIARIES
     (Exact name of registrant as specified in its charter)

       Delaware                                 56-0484485
     (State or other jurisdiction         (I.R.S. Employer
     of incorporation)                    Identification No.)

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

Yes   X    No

As  of  August 19, 1996, there were 23,300,519 shares of Class  A
Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                      THE CATO CORPORATION

                           FORM 10-Q

                         August 3, 1996


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



PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF
INCOME

                                    Three Months           Six Months
                                       Ended                  Ended
                                 ---------------------  ---------------------
                                  August 3,   July 29,   August 3,   July 29,
                                    1996       1995       1996         1995
                                 ---------   --------   ---------   --------
                                    (In thousands, except per share data)
REVENUES
     Retail sales                $ 112,747   $ 114,739   $ 232,775   $ 229,200

     Other income
     (principally finance
      and layaway charges)           3,208       3,111       6,719       6,405
                                  ---------   ---------   ---------   --------
   Total revenues                  115,955     117,850     239,494     235,605
                                  ---------   ---------   ---------   --------

COSTS AND EXPENSES
     Cost of goods sold,
     including occupancy,
     distribution
     and buying                     80,549      82,256     160,323     157,532
     Selling, general
     and administrative             29,591      29,123      59,246      58,311
     Depreciation                    2,123       1,939       4,197       3,878
     Interest                           66          78         131         156
                                  ---------   ---------   ---------   --------
Total expenses                     112,329     113,396     223,897     219,877
                                   --------   ---------   ---------   --------

INCOME BEFORE INCOME TAXES           3,626       4,454      15,597      15,728
Income taxes                         1,287       1,491       5,537       5,267
                                   --------   ---------   ---------   --------
NET INCOME                         $ 2,339     $ 2,963    $ 10,060    $ 10,461
                                   ========   =========   =========   ========
EARNINGS PER  COMMON AND COMMON
  EQUIVALENT SHARE                 $  0.08     $  0.10     $  0.35     $  0.37

DIVIDENDS PER SHARE                $  0.04     $  0.04     $  0.08     $  0.08




See notes to unaudited consolidated financial statements.


THE CATO CORPORATION
UNAUDITED CONSOLIDATED BALANCE
SHEETS

                                    August 3,     July 29,     February 3,
                                      1996          1995          1996
                                   ----------    ----------    ----------
                                                 (In thousands)

ASSETS
Current Assets
     Cash and cash equivalents       $24,815      $ 31,452      $ 26,183
     Short-term investments           34,617        23,917        21,711
     Accounts receivable - net        35,448        34,747        39,792
     Merchandise inventories          69,734        65,202        58,440
     Deferred income taxes             1,825         1,814         1,825
     Prepaid expenses                  4,368         2,493         2,486
                                    ---------    ----------    ----------
          Total Current Assets       170,807       159,625       150,437

Property and Equipment                55,504        55,011        54,364
Other Assets                           5,261         4,885         5,094
                                    ---------    ----------    ----------
Total                              $ 231,572     $ 219,521     $ 209,895
                                    =========    ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities
     Accounts payable              $  46,113      $ 46,273      $ 36,482
     Accrued expenses                 11,473        10,870        10,458
     Income taxes                      3,878           826         1,328
                                   ----------     ---------    ---------
Total Current Liabilities             61,464        57,969        48,268

Deferred Income Taxes                  4,491         4,192         4,491
Other Noncurrent Liabilities           7,667         7,038         7,454
Stockholders' Equity:
     Class A Common Stock, issued
     23,340,519 shares,
     23,173,805 shares and
     23,204,647 shares at
     August 3, 1996, July
     29, 1995 and February 3,
     1996, respectively                  777           772           773
     Convertible Class B Common
     Stock, issued and
     outstanding 5,264,317
     shares at August 3, 1996,
     July 29, 1995 and
     February 3, 1996, respectively      176           176           176
      Preferred Stock, none               -             -             -
Additional paid-in capital            63,151        62,507        62,665
Retained earnings                     94,069        86,867        86,291
                                     -------       -------       --------
                                     158,173       150,322       149,905

Less Class A Common Stock in
treasury,at cost
(40,000 shares at August 3,
1996 and February 3, 1996)               223            -            223
                                     --------      -------      ---------
Total Stockholders' Equity           157,950       150,322       149,682
                                     --------      -------      ---------

                 Total              $231,572     $ 219,521     $ 209,895
                                    =========     ========     ==========

See notes to unaudited consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended
                                    ----------------------------------------

                                         August 3,            July 29,
                                           1996                 1995
                                        ------------       --------------
                                                 (In thousands)

OPERATING ACTIVITIES

     Net income                          $  10,060             $  10,461



     Adjustments to
     reconcile net
     income to net cash
     provided by operating
     activities:
        Depreciation                          4,197                3,878
        Amortization of
        investment premiums                     114                  111
     Changes in operating assets
     and liabilities:
        Decrease in accounts
        receivable                            4,344                3,179
        Increase in merchandise
        inventories                         (11,294)             (10,528)
        Increase in other assets             (2,049)                 (81)
        Increase (decrease) in
        accrued income taxes                  2,550                  (83)
        Increase in accounts payable
        and other liabilities                10,990                9,682
                                      --------------           -----------

      Net cash provided by operating
      activities                             18,912               16,619
                                      ---------------          ------------

INVESTING ACTIVITIES

      Expenditures for property and
      equipment                              (5,468)              (5,957)
      Purchases of short-term
      investments                           (18,711)              (3,764)

      Sales of short-term investments         5,691                2,635
                                       --------------          ------------

      Net cash used in investing
      activities                            (18,488)              (7,086)
                                       ---------------         ------------

FINANCING ACTIVITIES

     Dividends paid                          (2,282)              (2,275)
     Proceeds from employee stock
     purchase plan                              156                  231
     Proceeds from stock options
     exercised                                  334                   -
                                       ----------------         ------------
     Net cash used in financing
     activities                              (1,792)              (2,044)
                                       -----------------        ------------
     Net Increase (Decrease) in Cash
     and Cash Equivalents                    (1,368)               7,489

     Cash and Cash Equivalents at
     Beginning of Year                       26,183               23,963
                                       -----------------         -----------
     Cash and Cash Equivalents at End
     of Period                            $  24,815            $  31,542
                                       ==================      =============


See notes to unaudited consolidated financial statements.



THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 1996 AND
JULY 29, 1995




NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of the Company and all amounts shown at August 3, 1996 and July 29, 1995 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

Earnings per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per common and common equivalent share computations were 28,622,744 shares and 28,770,393 shares for the three months and six months ended August 3, 1996, respectively, and 28,730,129 shares and 28,632,728 shares for the three months and six months ended July 29, 1995, respectively.


THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED AUGUST 3, 1996 AND JULY 29, 1995


NOTE 3 - SHORT-TERM INVESTMENTS:
Short-term investments at August 3, 1996 and July 29, 1995 include the following (in thousands):

                              August 3, 1996                July 29, 1995
                             -----------------             --------------------
                             Unrealized Estimated        Unrealized  Estimated
Security Type         Cost      Gain      Fair      Cost    Gain        Fair
                               (Loss)    Value             (Loss)       Value
                   --------  --------   ---------  ------   -------  ---------

Obligations of
states and
political
subdivisions       $30,176       -       $30,176   $17,582   $  43     $17,625

Corporate debt
securities           2,000       -         2,000     2,000     (63)      1,937
                  ---------   -------   ----------  -------   -------  -------
     Subtotal       32,176       -        32,176    19,582     (20)     19,562

Equity securities    2,441       -         2,441     4,548    (193)      4,355
                  ---------   -------   ---------   -------   -------  -------

     Total         $34,617       -       $34,617   $24,130   $(213)    $23,917
                  =========   ========  =========  ========   =======  =======


The amortized cost and estimated fair value of debt and marketable equity securities at August 3, 1996 and July 29, 1995, by contractual maturity, are shown below (in thousands):


                         August 3, 1996              July 29, 1995
                     -------------------            -----------------
                               Estimated                    Estimated
Security Type       Cost          Fair             Cost        Fair
                                 Value                        Value

Due  in one year
or less            $26,043      $26,043          $16,478     $16,494


Due in one year
through
three years         6,133         6,133           3,104        3,068
                   -------       -------         -------      -------

   Subtotal        32,176        32,176          19,582       19,562

Equity securities   2,441         2,441           4,548        4,355
                   -------       -------        ---------    --------

   Total          $34,617       $34,617         $24,130      $23,917
                  =========     ========        ==========   ========



THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 1996 AND
JULY 29, 1995




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended August 3, 1996 and July 29, 1995 was $122,000 and $203,000, respectively. Income tax payments for the six months ended August 3, 1996 and July 29, 1995 were $2,975,000 and $5,349,000, respectively.


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


THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:


                                Three Months Ended        Six Months Ended
                              ---------------------      ------------------
                              August     July              August      July
                                3,        29,                 3,        29,
                               1996      1995               1996       1995
                              ------    ------             ------     ------
Total retail sales             100.0 %   100.0 %            100.0 %    100.0 %

Total revenues                 102.8     102.7              102.9      102.8

Cost of goods sold, including
occupancy, distribution
and buying                      71.4      71.7               68.9       68.7
Selling, general and
administrative                  26.2      25.4               25.4       25.4
Income before income taxes       3.2       3.9                6.7        6.9
Net income                       2.1       2.6                4.3        4.6

Comparison of Second Quarter and First Six Months of 1996 with 1995.

OPERATING RESULTS

Total retail sales for the second quarter were $112.7 million compared to last year's second quarter sales of $114.7 million, a 2% decrease. Same-store sales decreased 6% in this year's second quarter. For the six months ended August 3, 1996, total retail sales increased 2% over the prior year's first six months, while same-store sales decreased 3% for the comparable six month period. The increase in retail sales for the first six months of 1996 resulted from the Company's store development activity. The Company operated 688 stores at August 3, 1996 compared to 659 stores at the end of last year's second quarter.

Other income for the second quarter and first six months of 1996 increased 3% and 5%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable portfolio and by increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses were 71.4% and 68.9% of total retail sales for the second quarter and first six months of 1996, respectively, compared to 71.7% and 68.7% for last year's comparable three and six month periods. The Company's merchandise margins for the second quarter and first six months of 1996 continue to show the effects of the difficult ladies apparel sales environment.

Selling, general and administrative (SG&A) expenses were $29.6 million and $59.2 million for the second quarter and first six months of this year, respectively, compared to $29.1 million and $58.3 million for last year's comparable three and six month periods, respectively. SG&A expenses as a percent of retail sales were flat for the first half of 1996 compared to last year's first six months. The Company has continued to aggressively manage operating expenses to keep them in line with the sales levels achieved.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At August 3, 1996, the Company had working capital of $109.3 million, compared to $101.7 million at July 29, 1995 and $102.2 million at February 3, 1996. Cash provided from operating activities was $18.9 million for the six months ended August 3, 1996, compared to $16.6 million for last year's comparable six month period. The Company had no borrowings under its revolving credit agreement at August 3, 1996 or July 29, 1995. At August 3, 1996, the Company had cash, cash equivalents, and short-term investments of $59.4 million, compared to $55.4 million at July 29, 1995 and $47.9 million at February 3, 1996.

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

Expenditures for property and equipment totaled $5.5 million for the six months ended August 3, 1996, compared to $6.0 million of expenditures in last year's
first  six  months.   The  Company expects total  capital  expenditures  to  be
approximately $11.1 million for the current fiscal year. The Company is currently planning very modest store development in fiscal 1996, pending more favorable business trends. The Company intends to open approximately 30 new stores and to relocate or expand 22 stores during the current fiscal year. For the six months ended August 3, 1996, the Company had opened 18 new stores and relocated or expanded 9 stores and closed 1 store.

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

     None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     Not Applicable

ITEM 4.    RESULT OF VOTES OF SECURITY HOLDERS

      Following are the results of the matters voted upon at the Company's Annual Meeting which was held on May 23, 1996.

     Election of Directors:

     Mr.  Wayland H. Cato, Jr.   - For 70,251,358    ;Abstaining 127,726
     Mr. Edgar T. Cato           - For 70,166,003    ;Abstaining 213,081
     Mr. Howard A. Severson      - For 70,166,110    ;Abstaining 212,974
     Mr. Robert W. Bradshaw, Jr. - For 70,165,814    ;Abstaining 213,270
     Mr. Grant L. Hamrick        - For 70,256,610    ;Abstaining 127,474




     Ratification of Deloitte & Touche LLP as Independent Auditors

     For 70,349,442   ; Abstaining  150  ; Against  10,719




ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  None

     (B) No Reports on Form 8-K were filed during the quarter ended August 3, 1996.



PART II  OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CATO CORPORATION



September  5,  1996                    /s/   Wayland H. Cato, Jr.
- - --------------------                  ----------------------------
       Date                                  Wayland H. Cato, Jr.
                                          Chairman of the Board of
                                          Directors and Chief Executive
                                          Officer


September 5, 1996                     /s/  Alan E. Wiley
- - --------------------                 -------------------------------
       Date                                  Alan E. Wiley
                                            Senior Executive Vice President-
                                            Secretary, Chief Financial
                                            and Administrative Officer