Form 10-Q
period 1996-11-02
CATO CORP
filed 1996-12-06
CIK 18255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              November 2, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                       -------------------------------------

                     THE CATO CORPORATION AND SUBSIDIARIES
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      56-0484485
--------------------------------------------------------------------------------
   (State or other jurisdiction                         (I.R.S. Employer
       of incorporation)                               Identification No.)


            8100 Denmark Road, Charlotte, North Carolina 28273-5975
          -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 554-8510
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of November 19, 1996, there were 23,189,618 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                   FORM 10-Q

                                NOVEMBER 2, 1996


                               TABLE OF CONTENTS


                                                                          Page
                                                                           No.
                                                                          ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

         Consolidated Statements of Income (Loss)                            2

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Cash Flows                               4

         Notes to Consolidated Financial Statements                        5-6

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 7-8


        PART II - OTHER INFORMATION                                       9-10

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                -----------------------------         -----------------------------
                                                                NOVEMBER 2,       October 28,         NOVEMBER 2,       October 28,
                                                                   1996              1995                1996              1995
                                                                -----------       -----------         -----------       -----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Retail sales                                                   $ 108,117         $ 105,825           $ 340,892         $ 335,025
  Other income (principally finance and layaway charges)             3,374             3,506              10,093             9,911
                                                                 ---------         ---------           ---------         ---------
    Total revenues                                                 111,491           109,331             350,985           344,936
                                                                 ---------         ---------           ---------         ---------

COSTS AND EXPENSES
  Cost of goods sold, including occupancy,
    distribution and buying                                         81,467            80,097             241,790           237,629
  Selling, general and administrative                               29,298            29,504              88,544            87,815
  Depreciation                                                       2,055             1,917               6,252             5,795
  Interest                                                              65                56                 196               212
                                                                 ---------         ---------           ---------         ---------
    Total expenses                                                 112,885           111,574             336,782           331,451
                                                                 ---------         ---------           ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                                   (1,394)           (2,243)             14,203            13,485
  Income taxes (benefit)                                              (495)             (751)              5,042             4,516
                                                                 ---------         ---------           ---------         ---------
NET INCOME (LOSS)                                                $    (899)        $  (1,492)          $   9,161         $   8,969
                                                                 =========         =========           =========         =========

INCOME (LOSS) PER  COMMON AND COMMON
  EQUIVALENT SHARE                                               $   (0.03)        $   (0.05)          $    0.32         $    0.31
                                                                 =========         =========           =========         =========

DIVIDENDS PER SHARE                                              $    0.04         $    0.04           $    0.12         $    0.12
                                                                 =========         =========           =========         =========




See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                              NOVEMBER 2,   October 28,   February 3,
                                                                 1996          1995          1996
                                                              (UNAUDITED)   (Unaudited)
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                  $  10,053     $  17,448     $  26,183
    Short-term investments                                        34,646        23,830        21,711
    Accounts receivable - net                                     38,893        37,425        39,792
    Merchandise inventories                                       93,007        82,085        58,440
    Deferred income taxes                                          1,825         1,768         1,825
    Prepaid expenses                                               1,981         2,381         2,486
                                                               ---------     ---------     ---------
        Total Current Assets                                     180,405       164,937       150,437
Property and Equipment                                            55,611        53,051        54,364
Other Assets                                                       5,349         4,957         5,094
                                                               ---------     ---------     ---------
            Total                                              $ 241,365     $ 222,945     $ 209,895
                                                               =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $  59,350     $  52,507     $  36,482
    Accrued expenses                                              12,590        11,289        10,458
    Income taxes                                                   1,865           -           1,328
                                                               ---------     ---------     ---------
        Total Current Liabilities                                 73,805        63,796        48,268
Deferred Income Taxes                                              4,491         4,192         4,491
Other Noncurrent Liabilities                                       7,799         7,243         7,454
Stockholders' Equity:
    Class A Common Stock, issued 23,364,618 shares,
        23,202,959 shares and 23,204,647 shares at
        November 2, 1996, October 28, 1995 and
        February 3, 1996, respectively                               778           773           773
    Convertible Class B Common Stock, issued and
        outstanding 5,264,317 shares at November 2, 1996,
        October 28, 1995 and February 3, 1996,
        respectively                                                 176           176           176
    Preferred Stock, none                                            -             -             -
Additional paid-in capital                                        63,263        62,660        62,665
Retained earnings                                                 92,032        84,328        86,291
                                                               ---------     ---------     ---------
                                                                 156,249       147,937       149,905
Less: Class A Common Stock in treasury,
      at cost (175,000 shares at November 2, 1996, 40,000
      shares at October 28, 1995 and February 3, 1996,
      respectively)                                                  979           223           223
                                                               ---------     ---------     ---------
        Total Stockholders' Equity                               155,270       147,714       149,682
                                                               ---------     ---------     ---------
            Total                                              $ 241,365     $ 222,945     $ 209,895
                                                               =========     =========     =========

See accompanying notes to consolidated financial statements.

                                                                          Page 4
THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         NINE MONTHS ENDED
                                                           ---------------------------------------------
                                                           NOVEMBER 2,                       October 28,
                                                              1996                               1995
                                                           ---------------------------------------------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                $   9,161                         $   8,969
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                6,252                             5,795
    Amortization of investment premiums                           146                               159
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                             899                               501
      Increase in merchandise inventories                     (34,567)                          (27,411)
      Decrease (Increase) in other assets                         250                               (41)
      Increase (Decrease) in accrued income taxes                 537                              (909)
      Increase in accounts payable and
        other liabilities                                      25,729                            16,566
                                                            ---------                         ---------

  Net cash provided by operating activities                     8,407                             3,629
                                                            ---------                         ---------

INVESTING ACTIVITIES

  Expenditures for property and equipment                      (7,883)                           (5,940)
  Purchases of short-term investments                         (19,555)                           (5,990)
  Sales of short-term investments                               6,474                             5,036
                                                            ---------                         ---------

  Net cash used in investing activities                       (20,964)                           (6,894)
                                                            ---------                         ---------

FINANCING ACTIVITIES

  Dividends paid                                               (3,420)                           (3,412)
  Purchase of treasury stock                                     (756)                             (223)
  Proceeds from employee stock purchase plan                      269                               379
  Proceeds from stock options exercised                           334                                 6
                                                            ---------                         ---------

  Net cash used in financing activities                        (3,573)                           (3,250)
                                                            ---------                         ---------

  Net Decrease in Cash and Cash Equivalents                   (16,130)                           (6,515)

  Cash and Cash Equivalents at Beginning of Year               26,183                            23,963
                                                            ---------                         ---------

  Cash and Cash Equivalents at End of Period                $  10,053                         $  17,448
                                                            =========                         =========

See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995




NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation (the Company) and all amounts shown at November 2, 1996 and October 28, 1995 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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


NOTE 2 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Income (loss) per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the income (loss) per common and common equivalent share computations were applicable, 28,577,429 shares and 28,706,072 shares for the three months and nine months ended November 2, 1996, respectively, and 28,570,582 shares and 28,612,012 shares for the three months and nine months ended October 28, 1995, respectively.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended November 2, 1996 and October 28, 1995 was $155,000 and $234,000, respectively. Income tax payments for the nine months ended November 2, 1996 and October 28, 1995 were $4,494,000 and $5,412,000, respectively.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995




NOTE 4 - FINANCING ARRANGEMENTS:

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

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                            --------------------------       --------------------------
                                            NOVEMBER 2,    October 28,       NOVEMBER 2,    October 28,
                                               1996           1995              1996           1995
                                            -----------    -----------       -----------    -----------
Total retail sales                            100.0 %        100.0 %           100.0 %        100.0 %
Total revenues                                103.1          103.3             103.0          103.0
Cost of goods sold, including occupancy,
  distribution and buying                      75.3           75.7              70.9           70.9
Selling, general and administrative            27.1           27.9              26.0           26.2
Income (loss) before income taxes              (1.3)          (2.1)              4.2            4.1
Net (loss) income                              (0.8)          (1.4)              2.7            2.7

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 1996 WITH 1995.

OPERATING RESULTS

Total retail sales for the third quarter were $108.1 million compared to last year's third quarter sales of $105.8 million, a 2% increase. Same-store sales decreased 2% in this year's third quarter. For the nine months ended November 2, 1996, total retail sales increased 2% over the prior year's first nine months, while same-store sales decreased 3% for the comparable nine month period. The increase in retail sales for the first nine months of 1996 resulted from the Company's store development activity. The Company operated 694 stores at November 2, 1996 compared to 671 stores at the end of last year's third quarter.

Other income for the third quarter decreased 4% compared to last year's third quarter. The decrease in the current quarter resulted primarily from reduced layaway charges. For the first nine months of 1996, other income increased 2% over last year's comparable period. The increase in the current year resulted primarily from increased finance charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses were 75.3% and 70.9% of total retail sales for the third quarter and first nine months of 1996, respectively, compared to 75.7% and 70.9% for last year's comparable three and nine month periods. The Company's merchandise margins for the third quarter and first nine months of 1996 continue to show the effect of sluggish sales. The Company has been aggressive in taking markdowns to keep inventory levels in line with below planned sales.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative (SG&A) expenses were $29.3 million, or 27.1% of total retail sales and $88.5 million, or 26.0% of total retail sales for the third quarter and first nine months of this year, respectively. SG&A expenses were $29.5 million, or 27.9% of total retail sales and $87.8 million, or 26.2% of total retail sales for last year's comparable three and nine months periods, respectively. SG&A expenses improved 80 basis points in the third quarter ended November 2, 1996, compared to last year's third quarter, a result of the Company's continued efforts to control operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At November 2, 1996, the Company had working capital of $106.6 million, compared to $101.1 million at October 28, 1995 and $102.2 million at February 3, 1996. Cash provided from operating activities was $8.4 million for the nine months ended November 2, 1996, compared to $3.6 million for last year's comparable nine month period. The Company had no borrowings under its revolving credit agreement at November 2, 1996 or October 28, 1995. At November 2, 1996, the Company had cash, cash equivalents, and short-term investments of $44.7 million, compared to $41.3 million at October 28, 1995 and $47.9 million at February 3, 1996.

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

Expenditures for property and equipment totaled $7.9 million for the nine months ended November 2, 1996, compared to $5.9 million of expenditures in last year's first nine months. The Company expects total capital expenditures to be approximately $9.5 million for the current fiscal year. The Company intends to open 28 new stores and to relocate or expand 19 stores during the current fiscal year. For the nine months ended November 2, 1996, the Company had opened 27 new stores and relocated or expanded 18 stores and closed 4 stores.

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

     None


ITEM 5.  OTHER INFORMATION

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibit 27 - Financial Data Schedule (for SEC use only).

     (B) No Reports on Form 8-K were filed during the quarter ended November 2, 1996.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CATO CORPORATION



  December 6, 1996                      /s/ Wayland H. Cato, Jr.
--------------------------              ----------------------------------------
   Date                                 Wayland H. Cato, Jr.
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer


  December 6, 1996                      /s/ Alan E. Wiley
--------------------------              ----------------------------------------
   Date                                 Alan E. Wiley
                                         Senior Executive Vice President-
                                         Secretary, Chief Financial and
                                         Administrative Officer