Form 10-K405
period 1997-02-01
CATO CORP
filed 1997-04-25
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                   For the fiscal year ended February 1, 1997

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

Address of Principal Executive Offices:       Registrant's Telephone Number:
           8100 Denmark Road                           704/554-8510
 Charlotte, North Carolina 28273-5975


   SECURITIES REGISTERED PURSUANT TO          SECURITIES REGISTERED PURSUANT
       SECTION 12(b) OF THE ACT:               TO SECTION 12(g) OF THE ACT:

                 NONE                              CLASS A COMMON STOCK


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 28, 1997, there were 23,195,153 shares of Class A Common Stock and 5,264,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 28, 1997 was approximately $107,440,806 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 25, 1997, relating to the 1997 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                       Part III - Items 10, 11, 12 and 13

                              THE CATO CORPORATION

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----

Part I:

   Item 1.        Business..............................................................Pages    2 - 9

   Item 2.        Properties............................................................Page     9

   Item 3.        Legal Proceedings.....................................................Page     9

   Item 4.        Results of Votes of Security Holders..................................Page     9

Part II:

   Item 5.        Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................................Page     10

   Item 6.        Selected Financial Data...............................................Page     11

   Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................Pages    12 - 15

   Item 8.        Financial Statements and Supplementary Data...........................Page     16

   Item 9.        Disagreements on Accounting and Financial Disclosures.................Page     16

Part III:

   Item 10.       Directors and  Executive Officers.....................................Pages    17 - 19

   Item 11.       Executive Compensation................................................Page     20

   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management............................................................Page     20

   Item 13.       Certain Relationships and Related Transactions........................Page     20

Part IV:

   Item 14.       Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...........................................................Page     21

                                                                          Page 2
                                     PART I

Item 1.  Business:

General

         The Company, founded in 1946, operated 536 women's apparel specialty stores at February 1, 1997 under the names "Cato," "Cato Fashions" and "Cato Plus" in 20 states, principally in non-metropolitan markets in the South and Southeast. The Company's merchandising strategy is to provide a wide variety of value-priced merchandise in misses, junior and large sizes for the fashion conscious low- to middle-income female customer, aged 18 to 50. Additionally, the Company offers clothing and accessories for girls ages 4 - 14 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 4,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by major discount stores. The Company emphasizes customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 30% of retail sales in fiscal 1996. In addition to its Cato Stores, the Company operated 119 off-price family apparel and accessories stores at February 1, 1997 under the name "It's Fashion!" These stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administration, distribution and financial systems as the Cato stores.


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

Merchandising

  Merchandising

          The Company offers a broad selection of apparel and accessories to suit the various lifestyles of the fashion conscious low-to middle-income female, aged 18 to 50. In addition, the Company features a value pricing strategy, product quality and consistent merchandise flow providing color and product coordination.

          The Company's merchandise lines include dressy and casual sportswear, dresses, careerwear, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Clothing and accessories for girls ages 4 - 14 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

          In fiscal 1996, approximately 29% of Cato stores' retail sales represented merchandise for large size customers. This merchandise is marketed in its stores under two formats: as a distinct display area in "Cato" and "Cato Fashions" stores and as a separate department in the combined "Cato Fashions" and "Cato Plus" stores.

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

   Purchasing, Allocation and Distribution

          Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 1996, purchases from the Company's largest vendor accounted for approximately 9% of the Company's total purchases. No other vendor accounted for more than 4% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse affect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

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

                                                                          Page 5
Item 1.  Business:  (continued)

  Advertising

          The Company uses direct mail, local newspapers, radio and in-store promotional advertising as its primary advertising media. Weekly newspaper advertisements typically promote specific items or merchandise at promotional prices. The Company uses radio advertising in selected broadcast areas that include high concentrations of its stores. The Company's total advertising expenditures were approximately 2% of retail sales in fiscal 1996.

Store Operations

          The Company's store operations management team consists of an executive vice president and senior vice president, nine regional vice presidents and 48 district managers. Regional vice presidents receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the stores and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

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

Store Locations

          Most of the Company's stores are located in the South and Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000. Approximately 120 stores, operating under the name "Cato" or "Cato Fashions," average approximately 4,000 square feet. Substantially all of the remaining stores are combination "Cato Fashions" and "Cato Plus" stores, ranging in size from 4,000 to 6,000 square feet. These combination stores have two distinct signs and selling areas but use a common sales staff and service desk.

                                                                          Page 6
Item 1.  Business:  (continued)

          All of the Company's stores are leased. Approximately 91% are located in strip shopping centers, 1% in downtown locations and 8% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by major discount stores, such as Wal-Mart and Kmart stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

          The Company's store development activities consist of opening new stores, expanding certain existing stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities for its Cato stores since fiscal 1992.


                             Cato Store Development

                         Number of Stores
                           Beginning of         Number       Number    Number of Stores
     Fiscal Year               Year             Opened       Closed       End of Year
     -----------               ----             ------       ------       -----------

1992................           431                33           26             438
1993................           438                65           13             490
1994................           490                57            9             538
1995................           538                19            7             550
1996................           550                18           32             536


          The Company intends to open approximately 55 new stores and to relocate or expand approximately 20 existing stores in fiscal 1997. The Company anticipates that 25 of the 55 new stores to be opened in fiscal 1997 will be off-price "Its Fashion!" stores.

          The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process and to close underperforming stores or relocate them to more desirable locations in their existing markets.

Credit and Layaway

   Credit Card Program

          The Company offers its own credit card, which accounted for approximately 21% of retail sales in fiscal 1996. The Company's net bad debt expense in fiscal 1996 was 3.6% of credit sales.

                                                                          Page 7
Item 1.  Business:  (continued)

          Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet a minimum income test. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company charges a finance charge based on the allowable rates in the customer's state of residence.

   Layaway Plan

          Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for nine weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. Layaway sales represented approximately 9% of retail sales in fiscal 1996.

It's Fashion! Stores

          The Company operated 119 off-price stores at February 1, 1997 in 11 states in the South and Southeast under the name "It's Fashion!" These stores are smaller than the Cato stores, ranging in size from 3,000 to 4,000 square feet, and offer limited selections of first-quality family apparel and accessories at prices ranging from 20% to 60% off regular retail prices. The Company's credit and layaway plans are not available in these stores. Most of the merchandise for these stores is purchased at close-out prices from manufacturers with excessive inventories due to overruns or order cancellations. The It's Fashion! stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administrative, distribution and financial systems as the Cato stores. Sales from It's Fashion! stores represented 13% of the Company's retail sales during fiscal 1996. As part of its planned expansion program, the Company currently intends to open approximately 25 new It's Fashion! stores in fiscal 1997.


                         It's Fashion! Store Development

                        Number of Stores
                          Beginning of       Number      Number      Number of Stores
     Fiscal Year              Year           Opened      Closed         End of Year
     -----------              ----           ------      ------         -----------

1992................           56              12          1                67
1993................           67              21          3                85
1994................           85              23          0               108
1995................          108              18          5               121
1996................          121              10         12               119

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

Competition

          The women's retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women's apparel specialty stores. In addition, the Company competes with local apparel specialty stores, mass merchandise chains, discount store chains and, to some degree, with major department stores. To the extent that the Company opens stores in larger cities and metropolitan areas, competition is expected to be more intense in those markets. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

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

Employees

          As of February 1, 1997, the Company employed approximately 6,800 full-time and part-time employees. The Company also employs additional part-time employees during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its employee relations are good.

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

Item 4.  Results of Votes of Security Holders:

          None.

                                                                         Page 10
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters:

Market & Dividend Information

          The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 1996 and 1995.

-------------------------------------------------------------------------------

                                      Price
1996                           High           Low          Dividend
----                           ----           ---          --------
First quarter                $  10 1/8     $  7             $  .04
Second quarter                   9            5 9/16           .04
Third quarter                    7 1/8        4 5/8            .04
Fourth quarter                   5 5/8        3 3/4            .04


                                      Price
1995                           High           Low          Dividend
----                           ----           ---          --------
First quarter                $   8 1/4     $  5             $  .04
Second quarter                   8 7/8        7 1/8            .04
Third quarter                    8 1/4        5 1/8            .04
Fourth quarter                   7 3/4        5 3/4            .04

--------------------------------------------------------------------------------

          As of March 28, 1997 the approximate number of holders of the Company's Class A Common stock was 4,700 and there were 15 record holders of the Company's Class B Common Stock.

Item 6.  Selected Financial Data:



                              The Cato Corporation
                             Selected Financial Data



                                                              Fiscal Year Ended
                                      February 1,  February 3,   January 28,    January 29,   January 30,
                                         1997         1996           1995          1994          1993
                                       --------     --------      --------      --------      --------
                                         (In thousands, except per share and selected operating data)

Statement of Operations Data:
Retail sales                           $477,011      $476,638      $463,737      $407,878      $331,262
Other income                             14,498        13,357        12,449        12,021         9,494
Total revenues                          491,509       489,995       476,186       419,899       340,756
Cost of goods sold, including
   occupancy, distribution and buying   344,919       341,144       324,309       275,090       220,663
Gross margin percent, including
   occupancy, distribution and buying      27.7%         28.4%         30.1%         32.6%         33.4%
Selling, general and administrative     121,600       122,699       116,144       100,760        85,667
Depreciation                              8,330         7,785         6,844         5,465         4,148
Interest                                    262           292           377           250         1,213
Closed store expense                      5,500          --            --            --            --
Income before income taxes               10,898        18,075        28,512        38,334        29,065
Income tax expense                        3,869         6,055        10,407        13,532        10,597
Net income                             $  7,029      $ 12,020      $ 18,105      $ 24,802      $ 18,468
Earnings per common and common
   equivalent share (1)                $    .25      $    .42      $    .62      $    .84      $    .71
Cash dividends paid per share (1)      $    .16      $    .16      $   .145      $   .088      $    .04

Selected Operating Data:
Stores open at end of period                655           671           646           575           505
Average sales per store                $710,000      $721,000      $749,000      $744,000      $663,000
Average sales per square foot of
   selling space                       $    153      $    158      $    172      $    187      $    173
Comparable store sales increase
   (decrease)                                (2)%          (5)%           1%            8%           19%

Balance Sheet Data:
Working capital                        $105,373      $102,169      $ 94,581      $ 91,569      $ 53,862
Total assets                            218,243       209,895       201,322       178,603       122,225
Total stockholders' equity             $151,903      $149,682      $141,508      $127,533      $ 78,216


(1) All per share amounts reflect a three-for-two stock split effected June 28, 1993

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

         The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the periods indicated:


--------------------------------------------------------------------------------------------------------------------

                                                                     Fiscal Year Ended

                                                   February 1,          February 3,         January 28,
                                                       1997                 1996               1995
                                                  --------------------------------------------------------

Retail sales                                          100.0%               100.0%              100.0%
Other income                                            3.0                  2.8                 2.7
Total revenues                                        103.0                102.8               102.7
Cost of goods sold, including occupancy,
  distribution and buying                              72.3                 71.6                69.9
Selling, general and administrative                    25.4                 25.7                25.0
Depreciation                                            1.7                  1.6                 1.6
Closed store expense                                    1.2                    -                   -
Selling, general, administrative,
  depreciation and closed store expense                28.3                 27.3                26.6
Income before income taxes                              2.3                  3.8                 6.1
Net income                                              1.5%                 2.5%                3.9%

--------------------------------------------------------------------------------------------------------------------

Fiscal 1996 Compared to Fiscal 1995

         Retail sales were flat at $477.0 million in fiscal 1996, which included fifty-two weeks, compared to $476.6 million in fiscal 1995, which included fifty-three weeks. Same-store sales decreased 2% from fiscal 1995. Total revenues, comprised of retail sales and other income (principally finance charges on customer accounts receivable, interest income and layaway fees), increased 0.3% to $491.5 million in fiscal 1996 from $490.0 million in fiscal 1995. The Company operated 655 stores at February 1, 1997, compared to 671 stores operated at February 3, 1996.

         The increase in retail sales in fiscal 1996 resulted primarily from the Company's store development activity. In fiscal 1996, the Company's selling square footage declined by approximately 3% by opening 28 new stores, relocating 17 stores and expanding 2 stores while closing 44 existing stores.

         Other income in fiscal 1996 increased by 8.5% over fiscal 1995. The increase resulted primarily from higher finance charge income and by increased earnings on cash equivalents and short-term investments.

         Cost of goods sold, including occupancy, distribution and buying, was $344.9 million, or 72.3% of retail sales, in fiscal 1996, compared to $341.1 million, or 71.6% of retail sales, in fiscal 1995. The increase in cost of goods sold as a percent of retail sales resulted primarily from weak comp store sales requiring further markdowns in fiscal 1996 and a decrease in merchandise margins. Total gross margin dollars (retail sales less cost of goods sold) decreased by 2.5% to $132.1 million in fiscal 1996 from $135.5 million in fiscal 1995.

         Selling, general and administrative expenses (SG&A) were $121.6 million in fiscal 1996, compared to $122.7 million in fiscal 1995, a decrease of 0.9%. As a percent of retail sales, SG&A was 25.4% compared to 25.7% of retail sales in the prior year. The overall decrease in SG&A resulted primarily from decreased selling-related expenses and decreased infrastructure expenses.

         Depreciation expense was $8.3 million in fiscal 1996, compared to $7.8 million in fiscal 1995. The 7% increase in fiscal 1996 resulted primarily from additions to property and equipment from the Company's store development activities.

         The Company closed 40 underperforming stores by the end of the fiscal year. The costs of closing these stores totaled $5.5 million and included asset write-offs, severance pay and the remaining noncancelable lease payments.

Fiscal 1995 Compared to Fiscal 1994

         Retail sales increased by 3% to $476.6 million in fiscal 1995, which included fifty-three weeks, from $463.7 million in fiscal 1994, which included fifty-two weeks. Same-store sales decreased 5% from the prior year on a fifty-two week basis. Total revenues increased by 3% to $490.0 million in fiscal 1995 from $476.2 million in fiscal 1994. The Company operated 671 stores at February 3, 1996, compared to 646 stores operated at January 28, 1995.

         The increase in retail sales in fiscal 1995 resulted from the Company's store development activity. In fiscal 1995, the Company increased its selling square footage approximately 5% by opening 37 new stores, relocating or expanding 29 stores while closing 12 existing stores. The decrease in same-store sales in fiscal 1995 resulted primarily from competitive pressures and a general price compression in the women's apparel retail sector.

         Other income in fiscal 1995 increased 7% over fiscal 1994. The increase resulted primarily from increased earnings on cash equivalents and short-term investments and from higher finance charge income partially offset by decreased layaway service charges.

         Cost of goods sold, including occupancy, distribution and buying, was $341.1 million, or 71.6% of retail sales, in fiscal 1995, compared to $324.3 million, or 69.9% of retail sales, in fiscal 1994. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher levels of markdowns taken in fiscal 1995. Inventory levels throughout the year were higher than needed for the sales levels achieved, resulting in markdowns above plan and erosion of merchandise margins. The extremely competitive and promotional environment prevailing throughout the women's apparel retail sector produced a price compression resulting in a 5% decrease in the average unit selling price for the year. Total gross margin dollars decreased by 3% to $135.5 million in fiscal 1995 from $139.4 million in fiscal 1994.

         SG&A expenses were $122.7 million in fiscal 1995, compared to $116.1 million in fiscal 1994, an increase of 6%. As a percent of retail sales, SG&A was 25.7% compared to 25.0% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and by increased infrastructure expenses brought about by the Company's store development activities.

         Depreciation expense was $7.8 million in fiscal 1995, compared to $6.8 million in fiscal 1994. The 14% increase in fiscal 1995 resulted primarily from additions to property and equipment for the expansion of the Company's distribution facility and for store development.

Liquidity and Capital Resources

         At February 1, 1997, the Company had working capital of $105.4 million compared to $102.2 million at February 3, 1996. Cash provided by operating activities was $15.6 million in fiscal 1996, compared to $14.9 million in fiscal 1995. The increase in cash provided by operating activities in fiscal 1996 resulted primarily from an increase in accounts payable and other liabilities which was partially offset by the build-up of inventory and receivable levels and a decrease in net income. At February 1, 1997, the Company had $50.1 million in cash, cash equivalents and short-term investments, compared to $47.9 million at February 3, 1996.

         In February 1996, the Company entered into a new unsecured revolving credit agreement. The facility provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 1999 and the letter of credit facility is renewable annually. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios and a limitation on capital expenditures of $25 million per year (or $60 million during the length of the agreement). The agreement replaced a revolving credit and term loan agreement which was committed until May 1998, and provided for borrowings of up to $35 million and an additional annually renewable letter of credit facility of $15 million. The Company feels the terms of the new revolving credit agreement better support the Company's future working capital needs and the agreement contains more flexibility as to financial covenant requirements.

         In fiscal 1994, the Company entered into an agreement with a lessor to lease up to $25 million of new store fixtures, point-of-sale devices and warehouse equipment. In January 1995, the Company leased $10 million of assets under this agreement and in fiscal 1995 the Company leased an additional $9.5 million of qualifying assets. The operating leases are for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor.

         Expenditures for property and equipment totaled $8.4 million, $9.4 million and $25.5 million in fiscal 1996, 1995 and 1994, respectively. The expenditures for fiscal 1996 included, in addition to store development expenditures, costs relating to the installation of new point-of-sale terminals in the Company's stores. The Company is currently planning modest store development in fiscal 1997, pending more favorable business trends. The Company intends to open approximately 55 new stores, to relocate or expand 20 stores, and is currently planning approximately $8.7 million of capital expenditures for fiscal 1997.

         The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

          Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Form 10-K and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

Item 8.  Financial Statements and Supplementary Data:

         The response to this Item is submitted in a separate section of this report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

         None.

                                                                         Page 17
                                    PART III

Item 10.  Directors and Executive Officers:

          The directors and executive officers of the Company and their ages as of March 31, 1997 are as follows:

             Name                  Age          Position
             ----                  ---          --------

Wayland H. Cato, Jr. * ++......... 74  Chairman of the Board of Directors and Chief
                                          Executive Officer

Edgar T. Cato..................... 72  Vice Chairman of the Board of Directors

John P. Derham Cato............... 46  Vice Chairman and Chief Operating Officer and
                                          Director

Linda McFarland Jenkins........... 49  President and Chief Merchandising Officer of the
                                          Cato Division and Director

Alan E. Wiley..................... 50  Senior Executive Vice President, Secretary, Chief
                                          Financial and Administrative Officer and
                                          Director

Howard A. Severson................ 49  Executive Vice President, Assistant Secretary,
                                          Chief Real Estate and Store Development Officer
                                          and Director

Clarice Cato Goodyear * ++....... 50  Executive Vice President and Assistant Secretary
                                          and Director

C. David Birdwell................. 57  Executive Vice President, President and General
                                          Manager of the It's Fashion! Division

David P. Kempert.................. 47  Executive Vice President and Chief Store
                                          Operations Officer of the Cato Division

Patrick J. McIntyre............... 52  Senior Vice President, Chief Information Officer

Stephen R. Clark.................. 54  Senior Vice President, Human Resources and
                                          Assistant Secretary

Thomas E. Cato.................... 42  Vice President, Divisional Merchandise Manager
                                          Accessories and Shoes and Director

Robert W. Bradshaw, Jr. * +....... 63  Director

George S. Currin * +.............. 60  Director

Paul Fulton * + .................. 62  Director

Grant L. Hamrick * +.............. 58  Director

James H. Shaw * +................. 68  Director

A.F. (Pete) Sloan * + ............ 67  Director


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

         John P. Derham Cato has been employed as an officer of the Company since 1981 and has served as a director since 1986. He currently serves as Vice Chairman and Chief Operating Officer. Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

         Linda McFarland Jenkins joined the Company in June 1990. She currently serves as President and Chief Merchandising Officer of the Cato Division and has been a director since 1991. Prior to joining the Company, she was Senior Vice President - General Merchandise Manager of J.B. Ivey & Company, a Charlotte, North Carolina based regional department store chain, where she was employed for 11 years.

         Alan E. Wiley joined the Company in July 1992. He currently serves as Senior Executive Vice President, Secretary, Chief Financial and Administrative Officer and has been a director since 1994. From 1981 through 1990 he held senior administrative and financial positions with British American Tobacco, U.S. in various companies of their specialty retail division. From 1990 until joining the Company, he was President and majority stockholder of Gibbs-Louis, Inc., an Orlando, Florida based women's specialty store chain. In May 1992, Gibbs-Louis, Inc. filed a petition pursuant to the U.S. Bankruptcy Code and was liquidated in June 1992.

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

         C. David Birdwell joined the Company as Executive Vice President, President and General Manager of the It's Fashion! Division in October 1996. Prior to joining the Company, Mr. Birdwell served for eight years as President/General Merchandise Manager of Allied Stores, a family apparel chain headquartered in Savannah, Georgia.

         David P. Kempert joined the Company in August 1989. He currently serves as Executive Vice President, Chief Store Operations Officer of the Cato Division. From 1982 until 1989, he was employed by The Gap Stores, an apparel specialty chain, where his most recent position was Zone Vice President of the Northeast Region.

         Patrick J. McIntyre has been an officer of the Company since 1988. He currently serves as Senior Vice President, Chief Information Officer. He was previously employed for seven years as Vice President of Management Information Services at The Higbee Company, a Cleveland, Ohio based regional department store chain.

         Stephen R. Clark has been an officer of the Company since 1994. He currently serves as Senior Vice President, Human Resources and Assistant Secretary. From 1990 until 1994, he was employed by Gantos, a women's specialty apparel retailer, as Vice President, Human Resources.

         Thomas E. Cato has been employed by the Company since 1977, has served as an officer since 1986 and has been a director since 1993. He currently serves as Vice President, Divisional Merchandise Manager Accessories and Shoes. Mr. Thomas Cato is a son of Mr. Wayland H. Cato, Jr.

         Robert W. Bradshaw, Jr. has been a director of the Company since 1994. Since 1961, he has been engaged in the private practice of law with Robinson, Bradshaw & Hinson, P.A. and as a shareholder, officer and director of the firm. The law firm serves as General Counsel to the Company.

         George S. Currin has been a director of the Company since 1973. From 1978 to 1989, Mr. Currin was the President and Chief Executive Officer and a director of Southeastern Savings Bank, Inc. Since 1989, he has served as Chairman and Managing Director of Fourth Stockton Company and Chairman of Currin-Patterson Properties LLC.

         Paul Fulton has been a director of the Company since 1994. From July 1988 to December 1993, Mr. Fulton served as President of Sara Lee Corporation. Since January 1994, Mr. Fulton has served as Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill. Mr. Fulton is currently a director of Sonoco Products, NationsBank Corporation, Lowe's Companies, Inc., Bassett Furniture Industries, Inc., and Winston Hotels, Inc.

         Grant L. Hamrick has been a director of the Company since 1994. From 1961 to 1985, Mr. Hamrick was employed by the public accounting firm Price Waterhouse and served as Managing Partner of the Charlotte, North Carolina office. From 1989 until his retirement in 1996, Mr. Hamrick served as Senior Vice President and Chief Financial Officer for American City Business Journals, Inc.

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

Item 11.  Executive Compensation:

         Incorporated by reference to Registrant's proxy statement for 1997 annual stockholders' meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

         Incorporated by reference to Registrant's proxy statement for 1997 annual stockholders' meeting.

Item 13.  Certain Relationships and Related Transactions:

         Incorporated by reference to Registrant's proxy statement for 1997 annual stockholders' meeting.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

 (a) 1. & 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

         The response to this portion of Item 14 is submitted as a separate section of this report.

 (a) 3.  LIST OF EXHIBITS

         See Exhibit Index at page 43 of this annual report.

 (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended February 1, 1997.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                           YEAR ENDED FEBRUARY 1, 1997

                              THE CATO CORPORATION

                            CHARLOTTE, NORTH CAROLINA

Item 14(A) 1. and 2. List of Financial Statements and Financial Statement
                     Schedule:


THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:


         Reports of Independent Auditors.....................Pages 24 - 25
         Consolidated Statements of Income...................Page  26
         Consolidated Balance Sheets.........................Page  27
         Consolidated Statements of Cash Flows ..............Page  28
         Consolidated Statements of Stockholders' Equity.....Page  29
         Notes to Consolidated Financial Statements..........Pages 30 - 41

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14(d):

SCHEDULE II  - Valuation and qualifying accounts ............Page  42

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF THE CATO CORPORATION

We have audited the accompanying consolidated balance sheets of The Cato Corporation (the Company) as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as it relates to the fiscal years ended February 1, 1997 and February 3, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of the Company for the year ended January 28, 1995 were audited by other auditors whose report dated March 10, 1995 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 14, 1997

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
THE CATO CORPORATION

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of The Cato Corporation for the year ended January 28, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Cato Corporation for the year ended January 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             ERNST & YOUNG LLP


Charlotte, North Carolina
March 10, 1995

                              The Cato Corporation
                        Consolidated Statements of Income

                                                                           Fiscal Year Ended

                                                              February 1,      February 3,      January 28,
                                                                 1997             1996             1995
                                                              ---------------------------------------------
                                                                  (In thousands, except per share data)

Revenues
Retail sales                                                   $477,011         $476,638         $463,737
Other income (principally finance and layaway charges)           14,498           13,357           12,449
                                                               --------         --------         --------

Total revenues                                                  491,509          489,995          476,186
                                                               --------         --------         --------


Costs and Expenses
Cost of goods sold, including occupancy, distribution
   and buying                                                   344,919          341,144          324,309
Selling, general and administrative                             121,600          122,699          116,144
Depreciation                                                      8,330            7,785            6,844
Interest                                                            262              292              377
Closed store expense                                              5,500             --               --
                                                               --------         --------         --------

Total operating expenses                                        480,611          471,920          447,674
                                                               --------         --------         --------


Income Before Income Taxes                                       10,898           18,075           28,512
Income tax expense                                                3,869            6,055           10,407
                                                               --------         --------         --------


Net Income                                                     $  7,029         $ 12,020         $ 18,105
                                                               ========         ========         ========


Earnings Per Common and Common Equivalent Share                $    .25         $    .42         $    .62
                                                               ========         ========         ========


Dividends Per Share                                            $    .16         $    .16         $   .145
                                                               ========         ========         ========


See notes to consolidated financial statements.

                              The Cato Corporation
                           Consolidated Balance Sheets


                                                                                             February 1,       February 3,
                                                                                                1997              1996
                                                                                             -----------------------------
                                                                                                    (In thousands)

Assets
Current Assets:
Cash and cash equivalents                                                                     $ 16,593         $ 26,183
Short-term investments                                                                          33,512           21,711
Accounts receivable, net of allowance for doubtful accounts of $3,401,000 at
    February 1, 1997 and February 3, 1996                                                       43,192           39,792
Merchandise inventories                                                                         63,968           58,440
Deferred income taxes                                                                            2,014            1,825
Prepaid expenses                                                                                 2,181            2,486
                                                                                              --------         --------
  Total Current Assets                                                                         161,460          150,437
Property and Equipment                                                                          51,333           54,364
Other Assets                                                                                     5,450            5,094
                                                                                              ========         ========
  Total Assets                                                                                $218,243         $209,895
                                                                                              ========         ========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                                              $ 38,276         $ 36,482
Accrued expenses                                                                                16,232           10,458
Income taxes                                                                                     1,579            1,328
                                                                                              --------         --------
  Total Current Liabilities                                                                     56,087           48,268
Deferred Income Taxes                                                                            3,851            4,491
Other Noncurrent Liabilities (primarily deferred rent)                                           6,402            7,454

Stockholders' Equity:
  Preferred Stock, $100 par value per share, 100,000 shares authorized, none issued               --               --
  Class A Common Stock, $.033 par value per share, 50,000,000 shares authorized;
        23,366,403 shares issued at February 1, 1997 and 23,204,647 shares issued at
        February 3, 1996                                                                           778              773
  Convertible Class B Common Stock, $.033 par value per share, 15,000,000 shares authorized; 5,264,317 shares issued and outstanding at February 1, 1997 and
        February 3, 1996                                                                           176              176
  Additional paid-in capital                                                                    63,272           62,665
  Retained earnings                                                                             88,656           86,291
                                                                                              --------         --------
                                                                                               152,882          149,905
  Less Class A Common Stock in treasury, at cost (175,000 shares at February 1,
        1997 and 40,000 shares at February 3, 1996)                                                979              223
                                                                                              --------         --------
  Total Stockholders' Equity                                                                   151,903          149,682
                                                                                              --------         --------
  Total Liabilities and Stockholders' Equity                                                  $218,243         $209,895
                                                                                              ========         ========

See notes to consolidated financial statements.

                              The Cato Corporation
                      Consolidated Statements of Cash Flows

                                                                                    Fiscal Year Ended

                                                                         February 1,   February 3,  January 28,
                                                                             1997         1996        1995
                                                                         --------------------------------------
                                                                                     (In thousands)
Operating Activities
Net income                                                                 $  7,029     $ 12,020     $ 18,105
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation                                                                  8,330        7,785        6,844
Amortization of investment premiums                                             183          280          235
Deferred income taxes                                                          (771)         216          575
Loss on disposal of property and equipment                                      412         --            352
Changes in operating assets and liabilities which provided (used) cash:
     Accounts receivable                                                     (3,400)      (1,866)      (1,112)
     Merchandise inventories                                                 (5,528)      (3,766)       1,140
     Other assets                                                               (51)        (283)      (1,040)
     Accrued income taxes                                                       251          419          909
     Accounts payable and other liabilities                                   9,176           93        7,386
                                                                           --------     --------     --------

Net cash provided by operating activities                                    15,631       14,898       33,394
                                                                           --------     --------     --------

Investing Activities
Expenditures for property and equipment                                      (8,371)      (9,415)     (25,484)
Proceeds from sale of property and equipment                                   --           --            378
Purchases of short-term investments                                         (23,312)     (10,442)     (11,882)
Sales of short-term investments                                              11,164       11,566        9,145
                                                                           --------     --------     --------

Net cash used in investing activities                                       (20,519)      (8,291)     (27,843)
                                                                           --------     --------     --------

Financing Activities
Dividends paid                                                               (4,558)      (4,554)      (4,115)
Purchase of treasury stock                                                     (756)        (223)        --
Proceeds from employee stock purchase plan                                      279          381          435
Proceeds from stock options exercised                                           333            9           91
                                                                           --------     --------     --------

Net cash used in financing activities                                        (4,702)      (4,387)      (3,589)
                                                                           --------     --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents                         (9,590)       2,220        1,962
Cash and Cash Equivalents at Beginning of Year                               26,183       23,963       22,001
                                                                           --------     --------     --------
Cash and Cash Equivalents at End of Year                                   $ 16,593     $ 26,183     $ 23,963
                                                                           ========     ========     ========


See notes to consolidated financial statements.

                              The Cato Corporation
                 Consolidated Statements of Stockholders' Equity



                                                        Convertible
                                            Class A       Class B     Additional
                                             Common        Common       Paid-in      Retained      Treasury
                                              Stock         Stock       Capital      Earnings        Stock
                                            ----------------------------------------------------------------
                                                                           (In thousands)

Balance -- January 29, 1994                 $      769   $     176   $    61,753   $   64,835    $       -
Net income                                                                             18,105
Dividends paid ($.145 per share)                                                       (4,115)
Class A Common Stock sold through
   employee stock purchase plan
   -- 41,769 shares                                  1                       434
Class A Common Stock sold through
   stock option  plans -- 12,350 shares              -                        91
Unrealized  losses on available for
   sale securities, net of deferred
   income tax benefit of $311,000                                                        (541)
                                            ----------   ---------   -----------   ----------    ---------

Balance -- January 28, 1995                        770         176        62,278       78,284            -
Net income                                                                             12,020
Dividends paid ($.16 per share)                                                        (4,554)
Class A Common Stock sold through
   employee stock purchase plan
   -- 68,720 shares                                  3                       378
Class A Common Stock sold through
   stock option plans -- 3,600 shares                -                         9
Purchase of treasury shares -- 40,000
   shares                                                                                              223
Unrealized gains on available for sale
   securities, net of deferred income
   taxes of $311,000                                                                      541
                                            ----------   ---------   -----------   ----------    ---------

Balance -- February 3, 1996                        773         176        62,665       86,291          223
Net income                                                                              7,029
Dividends paid ($.16 per share)                                                        (4,558)
Class A Common Stock sold through
   employee stock purchase plan
   -- 51,506 shares                                  2                       277
Class A Common Stock sold through
   stock option plans -- 110,250 shares              3                       330
Purchase of treasury shares -- 135,000
   shares                                                                                              756
Unrealized losses on available for sale
   securities, net of deferred income
   tax benefit of $58,000                                                                (106)
                                            ----------   ---------   -----------   ----------    ---------
Balance -- February 1, 1997                 $      778   $     176   $    63,272   $   88,656    $     979
                                            ==========   =========   ===========   ==========    =========

See notes to consolidated financial statements.

                              The Cato Corporation
                   Notes to Consolidated Financial Statements

1.       Summary of Significant Accounting Policies:

         Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Description of Business and Fiscal Year -- The Company has principally one segment of business -- operation of women's apparel specialty stores. The Company's stores operate under the names Cato, Cato Fashions, Cato Plus and It's Fashion! and are located primarily in strip shopping centers in non-metropolitan markets in the South and Southeastern United States. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years ending February 1, 1997 and January 28, 1995 each included fifty-two weeks. Fiscal year ending February 3, 1996 included fifty-three weeks.

         Use of Estimates -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents and Short-Term Investments -- Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair value of short-term investments are based on quoted market prices.

         The Company's short-term investments held at February 1, 1997 and February 3, 1996 are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

         Accounts Receivable -- Accounts receivable include customer trade accounts, customer layaway receivables and miscellaneous trade receivables. Customer receivables related to layaway sales are reflected net of a reserve for unrealized profit. Net layaway receivables totaled approximately $2,862,000 and $2,679,000 at February 1, 1997 and February 3, 1996, respectively.

         Supplemental Cash Flow Information -- Interest paid during the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 was $308,000, $375,000 and $202,000, respectively. Income tax payments, net of refunds received, for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 were $4,324,000, $5,577,000 and $8,495,000, respectively.

         Inventories -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

         Property and Equipment -- Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets.

         Retail Sales -- Revenues from retail sales (including layaway transactions) are recognized at the time of the sale, net of returns, and exclude sales taxes.

         Advertising -- Advertising costs are expensed in the period in which they are incurred. Advertising expense was $8,898,000, $8,803,000 and $9,046,000 for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

         Earnings Per Common and Common Equivalent Share -- Earnings per share have been computed based on the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per common and common equivalent share computations were 28,651,438, 28,597,323 and 29,113,091 for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

         Income Taxes -- The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are provided based on the liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         Store Opening and Closing Costs -- Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred. Prior to fiscal 1996, upon the closing or relocation of a store, costs determined to be unrecoverable, such as the book value of certain fixtures and equipment, were charged to expense. In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. There was no material effect on the financial statements resulting from the adoption of SFAS 121.

         Closed Store Lease Obligations -- At the time stores are closed, provision is made for the rentals required to be paid over the remaining lease terms. Rentals due the Company under non-cancelable subleases are offset against the related obligations in the year the sublease is signed. There is no offset for assumed sublease revenues.

         Recent Accounting Pronouncements -- In fiscal 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). This Statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the financial statements.

         Fair Value of Financial Instruments -- The Company's carrying values of financial instruments, other than short-term investments, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

         Reclassifications -- Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with classifications used for the 1996 fiscal year.

2.       Short-Term Investments:

         Short-term investments at February 1, 1997 include the following:

--------------------------------------------------------------------------------

                                                     Unrealized         Estimated
Security Type                         Cost            (Losses)          Fair Value
----------------------------------------------------------------------------------
                                                  (In thousands)

Obligations of states and
   political subdivisions            $30,249            $ (85)            $30,164
Corporate debt securities              2,000              (20)              1,980
                                     -------            -----             -------
   Subtotal                           32,249             (105)             32,144
Equity securities                      1,427              (59)              1,368
                                     -------            -----             -------
Total                                $33,676            $(164)            $33,512
                                     =======            =====             =======

--------------------------------------------------------------------------------

         Short-term investments at February 3, 1996 include the following:

--------------------------------------------------------------------------------

                                                     Unrealized           Estimated
Security Type                       Cost         Gains     (Losses)       Fair Value
------------------------------------------------------------------------------------
                                                   (In thousands)

Obligations of states and
   political subdivisions         $17,285         $86         $ (5)         $17,366
Corporate debt securities           2,000          --          (44)           1,956
                                  -------         ---         ----          -------
   Subtotal                        19,285          86          (49)          19,322
Equity securities                   2,426          --          (37)           2,389
                                  -------         ---         ----          -------
Total                             $21,711         $86         $(86)         $21,711
                                  =======         ===         ====          =======

--------------------------------------------------------------------------------

         The unrealized losses at February 1, 1997 of $106,000, net of an income tax benefit of $58,000, is included in stockholders' equity as an adjustment to retained earnings.

         The amortized cost and estimated fair value of debt and marketable equity securities at February 1, 1997, by contractual maturity, are shown below:

--------------------------------------------------------------------------------

                                                           Estimated
Security Type                                 Cost         Fair Value
--------------------------------------------------------------------------------
                                                (In thousands)

Due in one year or less                     $19,293         $19,125
Due in one year through three years          12,956          13,019
                                            -------         -------
   Subtotal                                  32,249          32,144
Equity securities                             1,427           1,368
                                            -------         -------
Total                                       $33,676         $33,512
                                            =======         =======

--------------------------------------------------------------------------------

3.       Accounts Receivable:

         Accounts receivable consist of the following:

--------------------------------------------------------------------------------

                                            February 1,     February 3,
                                               1997            1996
                                            ------------------------------------
                                                  (In thousands)

Customer accounts - principally
   deferred payment accounts                 $44,044         $41,331
Miscellaneous trade receivables                2,549           1,862
                                             -------         -------
   Total                                      46,593          43,193
Less allowance for doubtful accounts           3,401           3,401
                                             -------         -------
Accounts receivable - net                    $43,192         $39,792
                                             =======         =======

--------------------------------------------------------------------------------

         Finance charge and late charge revenue on customer deferred payment accounts were $6,937,000, $6,535,000 and $6,324,000 for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively, and the provision for doubtful accounts was $3,585,000, $2,918,000 and $2,888,000, for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses.

4.       Property and Equipment:

         Property and equipment consist of the following:

--------------------------------------------------------------------------------

                                           February 1,           February 3,
                                              1997                  1996
                                           -------------------------------------
                                                   (In thousands)

Land and improvements                       $ 1,661               $ 1,853
Buildings                                    15,445                15,481
Leasehold improvements                       15,665                16,182
Fixtures and equipment                       59,047                57,096
Construction in progress                        251                 2,449
                                            -------               -------
   Total                                     92,069                93,061
Less accumulated depreciation                40,736                38,697
                                            -------               -------
Property and equipment - net                $51,333               $54,364
                                            =======               =======

--------------------------------------------------------------------------------

5.       Accrued Expenses:

         Accrued expenses consist of the following:

--------------------------------------------------------------------------------

                                                February 1,         February 3,
                                                   1997                1996
                                                --------------------------------
                                                       (In thousands)

Accrued bonus and retirement
   savings plan contributions                     $ 1,919            $ 1,742
Accrued payroll and related items                   2,849              2,819
Closed store expense                                4,689                687
Property and other taxes                            1,159              1,207
Contingent rent                                       545                604
Advertising                                         1,136                253
Accrued credit expenses                               394                384
Accrued data processing expenses                      269                234
Accrued health care plan contributions                669                428
Other                                               2,603              2,100
                                                  -------            -------
Total accrued expenses                            $16,232            $10,458
                                                  =======            =======

--------------------------------------------------------------------------------

6.       Financing Arrangements:

         In February 1996, the Company entered into a new unsecured revolving credit agreement which provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 1999 and the letter of credit facility is renewable annually. The revolving credit agreement contains various financial covenants, including the maintenance of specific financial ratios. The agreement replaced an unsecured revolving credit and term loan agreement, which was committed until May 1998, and provided $35 million of available borrowings and a $15 million letter of credit facility. There were no borrowings outstanding under the new agreement at February 1, 1997 nor the prior agreement at February 3, 1996.

         The Company had approximately $4,877,000 and $4,305,000 at February 1, 1997 and February 3, 1996, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. Upon satisfaction of the terms of the letters of credit, the Company is obligated to pay the issuing bank the dollar amount of the commitment.

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

         In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the "Plan"). Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 worth of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 51,506 shares and 68,720 shares for the years ended February 1, 1997 and February 3, 1996, respectively.

         The Company has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan for key employees of the Company. Total shares issuable under the plans are 3,900,000, of which 825,000 shares are issuable under the Incentive Stock Option Plan and 3,075,000 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant and must be exercisable not later than 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

         Option plan activity for the three fiscal years ended February 1, 1997 is set forth below:

--------------------------------------------------------------------------------

                                          Number                   Weighted
                                        of Shares                Average Price
                                       -----------------------------------------
Outstanding options,
   January 29, 1994                    2,452,850                    $ 8.19
     Granted                             584,500                     10.59
     Exercised                           (12,350)                     7.36
     Cancelled                           (32,700)                    11.62
                                       ---------
Outstanding options,
   January 28, 1995                    2,992,300                      8.62
     Granted                             883,250                      7.67
     Exercised                            (3,600)                     2.51
     Cancelled                          (854,150)                    12.41
                                       ---------
Outstanding options,
   February 3, 1996                    3,017,800                      7.28
     Granted                              76,000                      6.70
     Exercised                          (110,250)                     3.03
     Cancelled                          (151,800)                     7.61
                                       ---------
Outstanding options,
   February 1, 1997                    2,831,750                    $ 7.41
                                       =========                    ======
Exercisable at
   February 1, 1997                    2,028,850                    $ 7.34
                                       =========                    ======

--------------------------------------------------------------------------------

         Outstanding options at February 1, 1997 covered 927,168 shares of Class B Common Stock and 1,904,582 shares of Class A Common Stock. Outstanding options at February 3, 1996 covered 927,918 shares of Class B Common Stock and 2,089,882 shares of Class A Common Stock. Options available to be granted under the option plans were 434,400 shares at February 1, 1997 and 358,600 shares at February 3, 1996.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation for fiscal 1996 and 1995 stock options granted been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company's net income and earnings per common and common equivalent share amounts for fiscal 1996 and 1995 would approximate the following proforma amounts (dollars in thousands, except per share data):

--------------------------------------------------------------------------------

                                                  As Reported        Proforma
                                                  -----------       ----------
Net Income-- Fiscal 1996                            $  7,029        $  6,668
Earnings per Common & Common Equivalent Share       $    .25        $    .23

Net Income-- Fiscal 1995                            $ 12,020        $ 11,628
Earnings per Common & Common Equivalent Share       $    .42        $    .41

--------------------------------------------------------------------------------

         The fair value of each option granted during fiscal 1996 is estimated as $ 3.34 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 2.67%, expected volatility of 59.24%, adjusted for expected dividends; risk-free interest rate of 6.69%; and an expected life of 4 years. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal 1995 and additional awards in future years are anticipated.

8.       Employee Benefit Plans:

         The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution and further Company contributions, at the discretion of the Board of Directors, based on a formula of percentages of pre-tax profits. The Company's contributions for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 were approximately $798,000, $961,000 and $1,278,000, respectively. The
Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. The Company is self-insured with respect to employee health, workers compensation and general liability claims. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions.

The Company has stop-loss insurance coverage for individual claims in excess of $100,000. Contributions to the VEBA trust were $3,200,000, $3,115,000 and $2,705,000 in fiscal 1996, 1995 and 1994, respectively.

9.       Leases:

         The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options, and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three-to seven-year periods. During the years ended February 3, 1996 and January 28, 1995, the Company entered into an agreement with a lessor to lease $9.5 million and $10 million, respectively, of store fixtures, point-of-sale devices and warehouse equipment. These leases, which are being accounted for as operating leases, are for terms of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company cancelled the leases, the purchase price for the equipment would be approximately $15,918,000.

         The minimum commitments relating to future payments under non-cancelable operating leases are (in thousands):

--------------------------------------------------------------------------------

Fiscal Year
--------------------------------------------------------------------------------
1997                                                                 $26,854
1998                                                                  18,552
1999                                                                  13,917
2000                                                                   9,952
2001                                                                   7,064
2002 and thereafter                                                    8,409
                                                                     -------
Total minimum lease payments                                         $84,748
                                                                     =======

--------------------------------------------------------------------------------

         The following schedule shows the composition of total rental expense for all leases:

--------------------------------------------------------------------------------

                                                 Fiscal Year Ended

                                  February 1,      February 3,      January 28,
                                     1997             1996             1995
                                ------------------------------------------------
                                               (In thousands)
Minimum rentals                    $30,028           $28,666         $24,817
Contingent rent                        218               363             658
                                   -------           -------         -------
Total rental expense               $30,246           $29,029         $25,475
                                   =======           =======         =======

--------------------------------------------------------------------------------

10.      Income Taxes:

         The provisions for income taxes consist of the following:

--------------------------------------------------------------------------------

                                             Fiscal Year Ended

                                February 1,      February 3,      January 28,
                                   1997             1996            1995
                                ------------------------------------------------
                                               (In thousands)
Current income taxes:
   Federal                       $ 4,056          $ 4,976          $ 9,681
   State                             584              863              151
                                 -------          -------          -------
      Total                        4,640            5,839            9,832
                                 -------          -------          -------
Deferred income taxes:
   Federal                          (477)             861              518
   State                            (294)            (645)              57
                                 -------          -------          -------
      Total                         (771)             216              575
                                 -------          -------          -------

Total income tax expense         $ 3,869          $ 6,055          $10,407
                                 =======          =======          =======

--------------------------------------------------------------------------------

         Significant components of the Company's deferred tax assets and liabilities as of February 1, 1997 and February 3, 1996 are as follows:

--------------------------------------------------------------------------------

                                           February 1,      February 3,
                                              1997              1996
                                           --------------------------------
                                                 (In thousands)
Deferred tax assets:
   Bad debt reserve                          $ 1,373          $ 1,362
   Inventory valuation                           938              709
   Unrealized losses on short-term
      investments                                 58             --
   Reserves                                      678              507
                                             -------          -------
      Total deferred tax assets                3,047            2,578
                                             -------          -------
Deferred tax liabilities:
   Tax over book depreciation                  5,113            5,425
   Other, net                                   (229)            (181)
                                             -------          -------
      Total deferred tax liabilities           4,884            5,244
                                             -------          -------
Net deferred tax liabilities                 $ 1,837          $ 2,666
                                             =======          =======

--------------------------------------------------------------------------------

         The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

--------------------------------------------------------------------------------

                                              Fiscal Year Ended

                              February 1,   February 3,   January 28,
                                 1997          1996          1995
                              ---------------------------------------
Federal income
   tax rate                      35.0%        35.0%         35.0%
State income taxes                4.0          2.8           0.5
Other                            (3.5)        (4.3)          1.0
                                 ----         ----          ----
Effective income
   tax rate                      35.5%        33.5%         36.5%
                                 ====         ====          ====

--------------------------------------------------------------------------------

11.      Quarterly Financial Data (Unaudited):

         Summarized quarterly financial results are as follows (in thousands, except per share data):

--------------------------------------------------------------------------------

Fiscal 1996                           First        Second         Third         Fourth
----------------------------------------------------------------------------------------

Retail sales                        $120,028      $112,747      $108,117       $136,119
Total revenues                       123,539       115,955       111,491        140,524
Cost of goods sold,
   including occupancy,
   distribution and buying            79,774        80,549        81,467        103,129
Net income (loss)                      7,721         2,339          (899)        (2,132)
Earnings (loss) per common
   and common equivalent share      $    .27      $    .08      $   (.03)      $   (.07)

Fiscal 1995
----------------------------------------------------------------------------------------
Retail sales                        $114,461      $114,739      $105,825       $141,613
Total revenues                       117,755       117,850       109,331        145,059
Cost of goods sold,
   including occupancy,
   distribution and buying            75,276        82,256        80,097        103,515
Net income (loss)                      7,498         2,963        (1,492)         3,051
Earnings (loss) per common
   and common equivalent share      $    .26      $    .10      $   (.05)      $    .11

--------------------------------------------------------------------------------

12.      Store Closings:

         In the normal course of business, the Company routinely closes or relocates those stores which fail to demonstrate the ability to consistently generate an acceptable return on investment and contribution to corporate overhead. Although such closings generally occur throughout the year as a result of management's ongoing profitability analysis, in the fourth quarter of fiscal 1996 the Company, in an effort to better align store operations with the current apparel industry environment, decided to close 40 underperforming stores by the end of the fiscal year. All of these stores were closed by late January 1997. The costs of closing these stores included the write-off of leasehold improvements and store fixtures that will not be utilized at other stores, employee severance pay and the remaining noncancelable lease payments. Total costs were $5,500,000, of which $3,772,000 was unpaid and accrued at February 1, 1997. The accrued lease payments of $3,370,000 will be paid over the remaining lease terms which range from 1 to 48 months.

13.      Commitments and Contingencies:

         Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $1,158,000, $967,000 and $845,000 in fiscal 1996, 1995 and 1994, respectively. The Company had approximately $1,832,000 at February 1, 1997 and February 3, 1996, of outstanding letters of credit relating to such claims. See
Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

         The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                               Allowance              Reserve
                                                                  for                   for
                                                               Doubtful                Rental
                                                              Accounts(a)           Commitments(b)
                                                              -----------           --------------
                                                                       (In thousands)

Balance at January 29, 1994                                   $ 3,162                $   290
  Additions charged to costs and expenses                       2,888                    825
  Additions (Deductions) charged to other accounts                843 (d)                --
  Deductions                                                   (3,492)(c)               (700)
                                                              -------                -------

Balance at January 28, 1995                                     3,401                    415
  Additions charged to costs and expenses                       2,918                  1,199
  Additions (Deductions) charged to other accounts                758 (d)                --
  Deductions                                                   (3,676)(c)               (955)
                                                              -------                -------

Balance at February 3, 1996                                     3,401                    659
  Additions charged to costs and expenses                       3,585                    926
  Additions (Deductions) charged to other accounts                896 (d)                --
  Deductions                                                   (4,481)(c)               (668)
                                                              -------                -------

Balance at February 1, 1997                                   $ 3,401                $   917
                                                              =======                =======

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

                                                   The Cato Corporation

By /s/  Wayland H. Cato, Jr.                       By  /s/  Robert M. Sandler
   -------------------------------------               ------------------------
   Wayland H. Cato, Jr.                                Robert M. Sandler
   Chairman of the Board of                            Senior Vice President -
   Directors and                                       Controller
   Chief Executive Officer


By /s/  Alan E. Wiley
   -------------------------------------
   Alan E. Wiley
   Senior Executive Vice President - Secretary,
   Chief Financial and Administrative
   Officer

Date:  April 25, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/  Wayland H. Cato, Jr.
-------------------------------------------------
                 Wayland H. Cato, Jr.
                      (Director)

/s/  Edgar T. Cato
-------------------------------------------------
                     Edgar T. Cato
                      (Director)

/s/  John P. Derham Cato
-------------------------------------------------
                  John P. Derham Cato
                      (Director)

/s/  Linda McFarland Jenkins
-------------------------------------------------
                Linda McFarland Jenkins
                      (Director)

/s/  Alan E. Wiley
-------------------------------------------------
                     Alan E. Wiley
                      (Director)

/s/  Howard A. Severson
-------------------------------------------------
                  Howard A. Severson
                      (Director)

/s/  Clarice Cato Goodyear
-------------------------------------------------
                 Clarice Cato Goodyear
                      (Director)

/s/  Thomas E. Cato
-------------------------------------------------
                    Thomas E. Cato
                      (Director)

/s/  Robert W. Bradshaw, Jr.
-------------------------------------------------
                Robert W. Bradshaw, Jr.
                      (Director)

/s/  George S. Currin
-------------------------------------------------
                   George S. Currin
                      (Director)

/s/  Paul Fulton
-------------------------------------------------
                      Paul Fulton
                      (Director)

/s/  Grant L. Hamrick
-------------------------------------------------
                   Grant L. Hamrick
                      (Director)

/s/  James H. Shaw
-------------------------------------------------
                     James H. Shaw
                      (Director)

/s/  A.F. (Pete) Sloan
-------------------------------------------------
                   A.F. (Pete) Sloan
                      (Director)

                                  EXHIBIT INDEX

Designation of
   Exhibit                                                              Page
   -------                                                              ----

   21       Subsidiaries of the Registrant.............................  45

   23.1     Consents of Independent Auditors...........................  46

   23.2     Consents of Independent Auditors...........................  47

   27       Financial Data Schedule (for SEC use only)