Form 10-K405/A
period 1997-02-01
CATO CORP
filed 1997-05-01
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

         C. David Birdwell joined the Company as Executive Vice President, President and General Manager of the It's Fashion! Division in October 1996. From 1994-1996, he was employed as President/General Merchandise Manager of Allied Stores, a family apparel chain headquartered in Savannah, Georgia. In 1993, he was Executive Vice President/General Merchandise Manager of Ambers, Inc., based in Dallas, Texas. From 1989-1992, he was employed as a Chartered Financial Consultant with Jefferson Pilot, based in Greensboro, North Carolina. From 1985-1989, he was President/CEO of Maxway Stores, a discount chain headquartered in Sanford, N.C.

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

Date:  May 1, 1997

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