Form 10-Q
period 1997-05-03
CATO CORP
filed 1997-06-10
CIK 18255

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                May 3, 1997
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                       -------------------------------------

                      THE CATO CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       56-0484485
--------------------------------------------------------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
      of incorporation)                               Identification No.)

             8100 Denmark Road, Charlotte, North Carolina 28273-5975
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 554-8510
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of May 16, 1997, there were 23,219,572 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                   MAY 3, 1997


                                TABLE OF CONTENTS



                                                                        Page
                                                                         No.
                                                                         ---

PART I - FINANCIAL INFORMATION (UNAUDITED)

             Consolidated Statements of Income                             2

             Consolidated Balance Sheets                                   3

             Consolidated Statements of Cash Flows                         4

             Notes to Consolidated Financial Statements                5 - 6

             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       7 - 8


PART II - OTHER INFORMATION                                           9 - 10

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                        THREE MONTHS ENDED
                                                                   ------------------------
                                                                    MAY 3,           May 4,
                                                                     1997            1996
                                                                   --------        --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                   $123,251        $120,028
    Other income (principally finance and layaway charges)            4,249           3,511
                                                                   --------        --------
       Total revenues                                               127,500         123,539
                                                                   --------        --------

COSTS AND EXPENSES
    Cost of goods sold, including occupancy,
       distribution and buying                                       83,056          79,774
    Selling, general and administrative                              30,732          29,655
    Depreciation                                                      1,941           2,074
    Interest                                                             63              65
                                                                   --------        --------
       Total expenses                                               115,792         111,568
                                                                   --------        --------

INCOME BEFORE INCOME TAXES                                           11,708          11,971
    Income taxes                                                      3,688           4,250
                                                                   --------        --------
NET INCOME                                                         $  8,020        $  7,721
                                                                   ========        ========

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE                                               $   0.28        $   0.27
                                                                   ========        ========

DIVIDENDS PER SHARE                                                $   0.04        $   0.04
                                                                   ========        ========



See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    MAY 3,           May 4,        February 1,
                                                                                     1997             1996            1997
                                                                                  (UNAUDITED)     (Unaudited)
                                                                                  -----------     -----------      ----------
                                                                                                 (IN THOUSANDS)

ASSETS
Current Assets
    Cash and cash equivalents                                                       $ 25,017        $ 21,756        $ 16,593
    Short-term investments                                                            34,790          34,816          33,512
    Accounts receivable - net                                                         45,693          39,538          43,192
    Merchandise inventories                                                           75,171          69,547          63,968
    Deferred income taxes                                                              2,014           1,825           2,014
    Prepaid expenses                                                                   4,317           4,652           2,181
                                                                                    --------        --------        --------
       Total Current Assets                                                          187,002         172,134         161,460
Property and Equipment                                                                50,939          55,118          51,333
Other Assets                                                                           5,390           5,186           5,450
                                                                                    --------        --------        --------
          Total                                                                     $243,331        $232,438        $218,243
                                                                                    ========        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                $ 53,272        $ 48,824        $ 38,276
    Accrued expenses                                                                  15,575          10,591          16,232
    Income taxes                                                                       5,238           4,352           1,579
                                                                                    --------        --------        --------
       Total Current Liabilities                                                      74,085          63,767          56,087
Deferred Income Taxes                                                                  3,851           4,491           3,851
Other Noncurrent Liabilities                                                           6,490           7,551           6,402
Stockholders' Equity:
    Class A Common Stock, issued 23,394,572 shares, 23,301,275 shares and
       23,366,403 shares at May 3, 1997, May 4, 1996 and February 1, 1997,
       respectively                                                                      779             776             778
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at May 3, 1997,
       May 4, 1996 and February 1, 1997, respectively                                    176             176             176
    Preferred Stock, none                                                               --              --              --
Additional paid-in capital                                                            63,391          63,026          63,272
Retained earnings                                                                     95,538          92,874          88,656
                                                                                    --------        --------        --------
                                                                                     159,884         156,852         152,882
Less Class A Common Stock in treasury, at cost (175,000 shares at
    May 3, 1997 and February 1, 1997, respectively, and
    40,000 shares at May 4, 1996)                                                        979             223             979
                                                                                    --------        --------        --------
       Total Stockholders' Equity                                                    158,905         156,629         151,903
                                                                                    --------        --------        --------
          Total                                                                     $243,331        $232,438        $218,243
                                                                                    ========        ========        ========

See accompanying notes to consolidated financial statements

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                      -------------------------
                                                                                        MAY 3,           May 4,
                                                                                        1997             1996
                                                                                      --------         --------
                                                                                            (IN THOUSANDS)

OPERATING ACTIVITIES

    Net income                                                                        $  8,020         $  7,721

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                      1,941            2,074
       Amortization of investment premiums                                                  27               35
       Changes in operating assets and liabilities which provided (used) cash:
          Accounts receivable                                                           (2,501)             254
          Merchandise inventories                                                      (11,203)         (11,107)
          Other assets                                                                  (2,076)          (2,258)
          Accrued income taxes                                                           3,659            3,024
          Accounts payable and other liabilities                                        14,636           12,580
                                                                                      --------         --------

    Net cash provided by operating activities                                           12,503           12,323
                                                                                      --------         --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                             (1,756)          (2,836)
    Purchases of short-term investments                                                 (3,080)         (14,140)
    Sales of short-term investments                                                      1,775            1,000
                                                                                      --------         --------

    Net cash used in investing activities                                               (3,061)         (15,976)
                                                                                      --------         --------


FINANCING ACTIVITIES

    Dividends paid                                                                      (1,138)          (1,138)
    Proceeds from employee stock purchase plan                                             114              154
    Proceeds from stock options exercised                                                    6              210
                                                                                      --------         --------

    Net cash used in financing activities                                               (1,018)            (774)
                                                                                      --------         --------

    Net Increase (Decrease) in Cash and Cash Equivalents                                 8,424           (4,427)

    Cash and Cash Equivalents at Beginning of Year                                      16,593           26,183
                                                                                      --------         --------

    Cash and Cash Equivalents at End of Period                                        $ 25,017         $ 21,756
                                                                                      ========         ========

See accompanying notes to consolidated financial statements

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 3, 1997 AND MAY 4, 1996

--------------------------------------------------------------------------------


NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation (the Company) and all amounts shown at May 3, 1997 and May 4, 1996 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

Earnings per share is calculated by dividing net income by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings per common and common equivalent share computations were 28,505,046 shares for the three months ended May 3, 1997 and 28,918,042 shares for the three months ended May 4, 1996.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during each of the three months ended May 3, 1997 and May 4, 1996 was $61,000. Income tax payments, net of refunds received, for the three months ended May 3, 1997 and May 4, 1996 were $1,133,000 and $1,249,000, respectively.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 3, 1997 AND MAY 4, 1996

--------------------------------------------------------------------------------


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

In May 1997, the unsecured revolving credit agreement was extended until May 2000 and the letter of credit facility renewed for an additional year.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                                                   THREE MONTHS ENDED
                                                  --------------------
                                                  MAY 3,        May 4,
                                                   1997          1996
                                                  ------        ------
Total retail sales                                 100.0%        100.0%
Total revenues                                     103.5         102.9
Cost of goods sold, including occupancy,
   distribution and buying                          67.4          66.5
Selling, general and administrative                 24.9          24.7
Income before income taxes                           9.5          10.0
Net income                                           6.5           6.4

COMPARISON OF FIRST QUARTER 1997 WITH 1996.

OPERATING RESULTS

Total retail sales for the first quarter increased 3% over last year's first quarter to $123.3 million from $120.0 million. Same-store sales for the first quarter increased 3%. The increase in retail sales for the first quarter resulted from the Company's store development activity. The Company operated 669 stores at May 3, 1997 compared to 682 stores operated at the end of last year's first quarter.

Other income for the first quarter increased 21% over last year's first quarter. The increase in the current year resulted primarily from increased finance charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses were 67.4% of total retail sales for the current year's first quarter, compared to 66.5% for last year's first three months. The increase in cost of goods sold as a percent of retail sales resulted primarily from a planned decrease in initial mark-up in this year's first quarter.

Selling, general and administrative (SG&A) expenses were $30.7 million, or 24.9% of retail sales, for this year's first quarter, compared to $29.7 million, or 24.7% of retail sales, in last year's first quarter. Expenses remained well controlled and were under planned levels.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At May 3, 1997, the Company had working capital of $112.9 million, compared to $108.4 million at May 4, 1996 and $105.4 million at February 1, 1997. Cash provided by operating activities was $12.5 million for the three months ended May 3, 1997, compared to $12.3 million for last year's comparable three-month period. The Company had no borrowings under its revolving credit agreement at May 3, 1997 or May 4, 1996. At May 3, 1997, the Company had cash, cash equivalents, and short-term investments of $59.8 million, compared to $56.6 million at May 4, 1996 and $50.1 million at February 1, 1997.

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

In May 1997, the unsecured revolving credit agreement was extended until May 2000 and the letter of credit facility renewed for an additional year.

Expenditures for property and equipment totaled $1.8 million for the three months ended May 3, 1997, compared to $2.8 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $8.7 million for the current fiscal year. The Company intends to open approximately 55 new stores and to relocate or expand 20 stores during the current fiscal year. For the three months ended May 3, 1997, the Company had opened 16 new stores, relocated or expanded 4 stores, and closed 2 stores.

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

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

             27  Financial Data Schedule (for SEC use only)

         (B) No Reports on Form 8-K were filed during the quarter ended May 3, 1997.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE CATO CORPORATION



    June 9, 1997                   /s/  Wayland H. Cato, Jr.
-------------------                -------------------------------------------
       Date                        Wayland H. Cato, Jr.
                                   Chairman of the Board of
                                   Directors and Chief Executive Officer


    June 9, 1997                   /s/  Alan E. Wiley
-------------------                -------------------------------------------
       Date                        Alan E. Wiley
                                   Senior Executive Vice President-Secretary,
                                   Chief Financial and Administrative Officer