Form 10-Q
period 1997-11-01
CATO CORP
filed 1997-12-10
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             November 1, 1997
                              ----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number       0-3747
                       -------------------

                      THE CATO CORPORATION AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

        Delaware                                             56-0484485
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

Yes   X    No

As of November 18, 1997, there were 22,588,366 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                NOVEMBER 1, 1997


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

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                    Three Months Ended                  Nine Months Ended
                                                               ------------------------------     ------------------------------
                                                                November 1,     November 2,        November 1,     November 2,
                                                                   1997             1996              1997             1996
                                                               --------------   -------------     --------------   -------------
                                                                            (In thousands, except per share data)
REVENUES
    Retail sales                                               $     109,886    $    108,117      $     354,038    $    340,892
    Other income (principally finance and layaway charges)             3,857           3,374             11,656          10,093
                                                               -------------    ------------      -------------    ------------
       Total revenues                                                113,743         111,491            365,694         350,985
                                                               -------------    ------------      -------------    ------------

COSTS AND EXPENSES
    Cost of goods sold, including occupancy,
       distribution and buying                                        80,028          81,467            249,038         241,790
    Selling, general and administrative                               29,747          29,298             91,428          88,544
    Depreciation                                                       1,873           2,055              5,781           6,252
    Interest                                                              66              65                197             196
                                                               -------------    ------------      -------------    ------------
       Total expenses                                                111,714         112,885            346,444         336,782
                                                               -------------    ------------      -------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                      2,029          (1,394)            19,250          14,203
    Income taxes (benefit)                                               639            (495)             6,064           5,042
                                                               -------------    ------------      -------------    ------------
NET INCOME (LOSS)                                              $       1,390    $       (899)     $      13,186    $      9,161
                                                               =============    ============      =============    ============

EARNINGS (LOSS) PER  COMMON AND COMMON
     EQUIVALENT SHARE                                          $         .05    $      (0.03)     $         .46    $       0.32
                                                               =============    ============      =============    ============

DIVIDENDS PER SHARE                                            $         .04    $       0.04      $         .12    $       0.12
                                                               =============    ============      =============    ============



See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                November 1,         November 2,        February 1,
                                                                    1997               1996               1997
                                                                (Unaudited)        (Unaudited)
                                                              --------------      --------------     --------------
                                                                                  (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents                                 $       18,189      $       10,053      $       16,593
    Short-term investments                                            33,774              34,646              33,512
    Accounts receivable - net                                         47,453              38,893              43,192
    Merchandise inventories                                           89,365              93,007              63,968
    Deferred income taxes                                              2,014               1,825               2,014
    Prepaid expenses                                                   1,833               1,981               2,181
                                                              --------------      --------------      --------------
       Total Current Assets                                          192,628             180,405             161,460
Property and Equipment - net                                          50,229              55,611              51,333
Other Assets                                                           5,554               5,349               5,450
                                                              --------------      --------------      --------------
          Total                                               $      248,411      $      241,365      $      218,243
                                                              ==============      ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                          $       58,317      $       59,350      $       38,276
    Accrued expenses                                                  17,475              12,590              16,232
    Income taxes                                                       4,225               1,865               1,579
                                                              --------------      --------------      --------------
       Total Current Liabilities                                      80,017              73,805              56,087
Deferred Income Taxes                                                  3,851               4,491               3,851
Other Noncurrent Liabilities                                           6,671               7,799               6,402
Stockholders' Equity:
    Class A Common Stock, issued 23,439,466 shares,
       23,364,618 shares and 23,366,403 shares at
       November 1, 1997, November 2, 1996 and
       February 1, 1997, respectively                                    781                 778                 778
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at November 1, 1997,
       November 2, 1996 and February 1, 1997,
       respectively                                                      176                 176                 176
    Preferred Stock, none                                                 -                    -                   -
Additional paid-in capital                                            63,677              63,263              63,272
Retained earnings                                                     98,449              92,032              88,656
                                                              --------------      --------------      --------------
                                                                     163,083             156,249             152,882
Less: Class A Common Stock in treasury,
    at cost (851,500 shares at November 1, 1997, 175,000
    shares at November 2, 1996 and February 1, 1997,
    respectively)                                                      5,211                 979                 979
                                                              --------------      --------------      --------------
       Total Stockholders' Equity                                    157,872             155,270             151,903
                                                              --------------      --------------      --------------
          Total                                               $      248,411      $      241,365      $      218,243
                                                              ==============      ==============      ==============


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                   --------------------------------------------
                                                                      November 1,               November 2,
                                                                         1997                       1996
                                                                   --------------------------------------------
                                                                                 (In thousands)
OPERATING ACTIVITIES

    Net income                                                      $         13,186           $         9,161


    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                            5,781                     6,252
       Amortization of investment premiums                                        75                       146
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                 (4,261)                      899
          Merchandise inventories                                            (25,397)                  (34,567)
          Other assets                                                           244                       250
          Accrued income taxes                                                 2,646                       537
          Accounts payable and other liabilities                              22,179                    25,729
                                                                    ----------------           ---------------

    Net cash provided by operating activities                                 14,453                     8,407
                                                                    ----------------           ---------------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                   (5,303)                   (7,883)
    Purchases of short-term investments                                       (5,866)                  (19,555)
    Sales of short-term investments                                            5,529                     6,474
                                                                    ----------------           ---------------

    Net cash used in investing activities                                     (5,640)                  (20,964)
                                                                    ----------------           ---------------


FINANCING ACTIVITIES

    Dividends paid                                                            (3,393)                   (3,420)
    Purchase of treasury stock                                                (4,232)                     (756)
    Proceeds from employee stock purchase plan                                   229                       269
    Proceeds from stock options exercised                                        179                       334
                                                                    ----------------           ---------------

    Net cash used in financing activities                                     (7,217)                   (3,573)
                                                                    ----------------           ---------------

    Net Increase (Decrease) in Cash and Cash Equivalents                       1,596                   (16,130)

    Cash and Cash Equivalents at Beginning of Period                          16,593                    26,183
                                                                    ----------------           ---------------

    Cash and Cash Equivalents at End of Period                      $         18,189           $        10,053
                                                                    ================           ===============



See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 1997 AND
NOVEMBER 2, 1996

--------------------------------------------------------------------------------


NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation (the Company) and all amounts shown at November 1, 1997 and November 2, 1996 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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


NOTE 2 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A and Class B common shares and common stock equivalents outstanding during the respective periods. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options. The number of shares used in the earnings (loss) per common and common equivalent share computations were 28,214,727 shares and 28,365,202 shares for the three months and nine months ended November 1, 1997, respectively, and 28,577,429 shares and 28,706,072 shares for the three months and nine months ended November 2, 1996, respectively.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 1997 AND
NOVEMBER 2, 1996

--------------------------------------------------------------------------------


NOTE 2 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - CONTINUED:

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) was issued to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. SFAS 128 is effective for periods ending after December 15, 1997 and can not be adopted at an earlier date. SFAS 128 will require dual presentation of basic and diluted EPS on the face of the statement of current earnings and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is similar to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No. 15. The Company will adopt SFAS 128 in the quarter and year ending January 31, 1998. Had the new standard been applied in the quarter ended November 1, 1997, basic and diluted EPS would not have been materially different from primary and fully diluted EPS under APB Opinion No. 15.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended November 1, 1997 and November 2, 1996 was $194,000 and $155,000, respectively. Income tax payments for the nine months ended November 1, 1997 and November 2, 1996 were $2,869,000 and $4,494,000, respectively.


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

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                                                      Three Months Ended                   Nine Months Ended
                                               ---------------------------------    --------------------------------
                                                November 1,       November 2,        November 1,      November 2,
                                                    1997              1996               1997             1996
                                               ---------------   ---------------    ---------------  ---------------
Total retail sales                                   100.0%           100.0%              100.0%           100.0%
Total revenues                                       103.5            103.1               103.3            103.0
Cost of goods sold, including occupancy,
    distribution and buying                           72.8             75.3                70.3             70.9
Selling, general and administrative                   27.0             27.1                25.9             26.0
Income (loss) before income taxes                      1.9             (1.3)                5.4              4.2
Net income (loss)                                      1.3             (0.8)                3.7              2.7


COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 1997 WITH 1996.


OPERATING RESULTS

Total retail sales for the third quarter were $109.9 million compared to last year's third quarter sales of $108.1 million, a 2% increase. Same-store sales increased 3% in this year's third quarter. For the nine months ended November 1, 1997, total retail sales increased 4% over the prior year's first nine months, while same-store sales increased 5% for the comparable nine month period. The increase in retail sales for the first nine months of 1997 resulted from the Company's store development activity, a more customer attuned merchandise offering and more aggressive pricing. The Company operated 688 stores at November 1, 1997 compared to 694 stores at the end of last year's third quarter.

Other income for the third quarter and first nine months of 1997 increased 14% and 15%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance charge income on the Company's customer accounts receivable and by increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses were 72.8% and 70.3% of total retail sales for the third quarter and first nine months of 1997, respectively, compared to 75.3% and 70.9% for last year's comparable three and nine month periods. The decrease in cost of goods sold as a percent of retail sales resulted primarily from a decrease in initial mark-up and lower markdowns.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $29.7 million and $91.4 million for the third quarter and first nine months of this year, respectively, compared to $29.3 million and $88.5 million for last year's comparable three and nine months periods, respectively. Expenses remained well controlled and were under planned levels.

LIQUIDITY AND CAPITAL RESOURCES

At November 1, 1997, the Company had working capital of $112.6 million, compared to $106.6 million at November 2, 1996 and $105.4 million at February 1, 1997. Cash provided from operating activities was $14.5 million for the nine months ended November 1, 1997, compared to $8.4 million for last year's comparable nine month period. The Company had no borrowings under its revolving credit agreement at November 1, 1997 or November 2, 1996. At November 1, 1997, the Company had cash, cash equivalents, and short-term investments of $52.0 million, compared to $44.7 million at November 2, 1996 and $50.1 million at February 1, 1997.

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

In May 1997, the unsecured revolving credit agreement was extended until May 2000 and the letter of credit facility for an additional year.

Expenditures for property and equipment totaled $5.3 million for the nine months ended November 1, 1997, compared to $7.9 million of expenditures in last year's first nine months. The Company expects total capital expenditures to be approximately $9.0 million for the current fiscal year. The Company intends to open 55 new stores and to relocate or expand 16 stores during the current fiscal year. For the nine months ended November 1, 1997, the Company had opened 46 new stores, relocated or expanded 14 stores, and closed 13 stores.

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

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      27 Financial Data Schedule (for SEC use only)

         (B) No Reports on Form 8-K were filed during the quarter ended November 1, 1997.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE CATO CORPORATION



    December 10, 1997               /s/  Wayland H. Cato, Jr.
------------------------            -------------------------------------
          Date                      Wayland H. Cato, Jr.
                                    Chairman of the Board of
                                    Directors and Chief Executive Officer


    December 10, 1997               /s/  Alan E. Wiley
------------------------            -------------------------------------
          Date                      Alan E. Wiley
                                    Senior Executive Vice President-Secretary,
                                    Chief Financial and Administrative Officer