Form 10-K405
period 1998-01-31
CATO CORP
filed 1998-04-22
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 1998

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

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 1998, there were 22,237,391 shares of Class A Common Stock and 5,264,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 27, 1998 was approximately $218,667,352 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 22, 1998, relating to the 1998 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                       Part III - Items 10, 11, 12 and 13

                              THE CATO CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----

PART I:

   Item 1.    Business.......................................................Pages    2 - 9

   Item 2.    Properties.....................................................Page     9

   Item 3.    Legal Proceedings..............................................Page     9

   Item 4.    Results of Votes of Security Holders...........................Page     9

PART II:

   Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters............................................Page     10

   Item 6.    Selected Financial Data........................................Page     11

   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................Pages    12 - 16

   Item 8.    Financial Statements and Supplementary Data....................Page     16

   Item 9.    Disagreements on Accounting and Financial Disclosures..........Page     16

PART III:

   Item 10.   Directors and Executive Officers...............................Pages    17 - 19

   Item 11.   Executive Compensation.........................................Page     20

   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.....................................................Page     20

   Item 13.   Certain Relationships and Related Transactions.................Page     20

PART IV:

   Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................Page     21

                                     PART I

ITEM 1.  BUSINESS:

GENERAL

         The Company, founded in 1946, operated 548 women's apparel specialty stores at January 31, 1998 under the names "Cato," "Cato Fashions" and "Cato Plus" in 21 states, principally in non-metropolitan markets in the South and Southeast. The Company's merchandising strategy is to provide a wide variety of value-priced merchandise in misses, junior and large sizes for the fashion conscious low-to-middle income female customer, ages 18 to 50. Additionally, the Company offers clothing and accessories for girls ages 4 - 14 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 4,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by major discount stores. The Company emphasizes customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 26% of retail sales in fiscal 1997. In addition to its Cato stores, the Company operated 145 off-price family apparel and accessories stores at January 31, 1998 under the name "It's Fashion!" These stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administration, distribution and financial systems as the Cato stores.

BUSINESS

         The Company's objective is to be the leading women's apparel specialty retailer for fashion conscious low-to-middle income females in its markets. Management believes the Company's success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing women's specialty stores. The key elements of the Company's business strategy are:

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

                  Expansion. The Company plans to open new stores and relocate or expand existing stores in small to medium sized towns and selected metropolitan areas, principally in the South and Southeast.

MERCHANDISING

   Merchandising

          The Company offers a broad selection of apparel and accessories to suit the various lifestyles of the fashion conscious low-to-middle income female, ages 18 to 50. In addition, the Company features a value pricing strategy, product quality and consistent merchandise flow providing color and product coordination.

          The Company's merchandise lines include dressy and casual sportswear, dresses, careerwear, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Clothing and accessories for girls ages 4 - 14 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

          In fiscal 1997, approximately 30% of Cato stores' retail sales represented merchandise for large size customers. This merchandise is marketed in its stores under two formats: as a distinct display area in "Cato" and "Cato Fashions" stores and as a separate department in the combined "Cato Fashions" and "Cato Plus" stores.

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

   Purchasing, Allocation and Distribution

          Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 1997, purchases from the Company's largest vendor accounted for approximately 8% of the Company's total purchases. No other vendor accounted for more than 5% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse affect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

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

   Advertising

          The Company uses direct mail, newspapers, radio and in-store advertising as its primary advertising media. Newspaper advertisements typically promote specific items or image. The Company uses radio advertising throughout its trade areas. The Company's total advertising expenditures were approximately 1.6% of retail sales in fiscal 1997.

STORE OPERATIONS

          The Company's store operations management team consists of an executive vice president and senior vice president, nine regional vice presidents and 50 district managers. Regional vice presidents receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the stores and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

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

STORE LOCATIONS

          Most of the Company's stores are located in the South and Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000. Approximately 80 stores, operating under the name "Cato" or "Cato Fashions," average approximately 4,000 square feet. Substantially, all of the remaining stores are combination "Cato Fashions" and "Cato Plus" stores, ranging in size from 4,000 to 6,000 square feet.

          All of the Company's stores are leased. Approximately 92% are located in strip shopping centers, 1% in downtown locations and 7% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by major discount stores, such as Wal-Mart and Kmart stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

          The Company's store development activities consist of opening new stores, expanding certain existing stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities for its Cato stores since fiscal 1993.


                             CATO STORE DEVELOPMENT

                    Number of Stores
                      Beginning of        Number      Number    Number of Stores
    Fiscal Year           Year            Opened      Closed      End of Year
    -----------       --------------      ------      ------      -----------

1993.............         438               65          13             490
1994.............         490               57           9             538
1995.............         538               19           7             550
1996.............         550               18          32             536
1997.............         536               28          16             548


         The Cato Division intends to open approximately 30 new stores and to relocate or expand approximately 20 existing stores in fiscal 1998.

         The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process and to close underperforming stores or relocate them to more desirable locations in their existing markets.

CREDIT AND LAYAWAY

   Credit Card Program

         The Company offers its own credit card, which accounted for approximately 18% of retail sales in fiscal 1997. The Company's net bad debt expense in fiscal 1997 was 4.1% of credit sales.

          Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet a minimum income test. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company charges a finance charge based on the allowable rates in the customer's state of residence.

   Layaway Plan

          Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for nine weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. Layaway sales represented approximately 8% of retail sales in fiscal 1997.

IT'S FASHION! STORES

          The Company operated 145 off-price stores at January 31, 1998 in 11 states in the South and Southeast under the name "It's Fashion!" These stores are smaller than the Cato stores, ranging in size from 3,000 to 4,000 square feet, and offer limited selections of first-quality family apparel and accessories at prices ranging from 20% to 60% off regular retail prices. The Company's credit and layaway plans are not available in these stores. Most of the merchandise for these stores is purchased at close-out prices from manufacturers with excessive inventories due to overruns or order cancellations. The It's Fashion! stores are managed separately from the Cato stores with respect to merchandising and store operations but use the same administrative, distribution and financial systems as the Cato stores. Sales from It's Fashion! stores represented 14% of the Company's retail sales during fiscal 1997. As part of its planned expansion program, the Company currently intends to open approximately 35 new It's Fashion! stores in fiscal 1998.


                         IT'S FASHION! STORE DEVELOPMENT

                     Number of Stores
                       Beginning of       Number      Number    Number of Stores
     Fiscal Year           Year           Opened      Closed      End of Year
     -----------       --------------     ------      ------      -----------

1993..............          67              21           3              85
1994..............          85              23           0             108
1995..............         108              18           5             121
1996..............         121              10          12             119
1997..............         119              27           1             145

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

EMPLOYEES

          As of January 31, 1998, the Company employed approximately 7,100 full-time and part-time employees. The Company also employs additional part-time employees during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its employee relations are good.

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

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS:

          None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

MARKET & DIVIDEND INFORMATION

          The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 1997 and 1996.


--------------------------------------------------------------------------------

                                    Price

1997                     HIGH                  LOW             DIVIDEND
-----------------       -------              ---------        ---------
First quarter           $ 6 1/4              $3 63 /64        $  .04
Second quarter            7 5/8               4 1/8              .04
Third quarter            10                   7                  .04
Fourth quarter           12                   7                  .04


                                    Price
1996                     HIGH                  LOW             DIVIDEND
----------------        -------              ---------        ---------
First quarter           $10 1/8              $7               $  .04
Second quarter            9                   5 9/16             .04
Third quarter             7 1/8               4 5/8              .04
Fourth quarter            5 5/8               3 3/4              .04

--------------------------------------------------------------------------------
          As of March 27, 1998 the approximate number of holders of the Company's Class A Common stock was 3,746 and there were 14 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:


                              The Cato Corporation
                             Selected Financial Data


                                                                   Fiscal Year Ended
                                  JANUARY 31,      February 1,     February 3,      January 28,      January 29,
                                     1998             1997             1996            1995             1994
                                  -----------     -----------      -----------      ----------      -----------
                                       (Dollars in thousands, except per share and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales                       $ 496,851       $ 477,011        $ 476,638        $ 463,737       $ 407,878
Other income                          15,597          14,498           13,357           12,449          12,021
Total revenues                       512,448         491,509          489,995          476,186         419,899
Cost of goods sold, including
  occupancy, distribution and
  buying                             354,627         344,919          341,144          324,309         275,090
Gross margin percent,
  including occupancy,
  distribution and buying               28.6%           27.7%            28.4%            30.1%           32.6%
Selling, general and                 124,439         121,600          122,699          116,144         100,760
administrative
Depreciation                           7,713           8,330            7,785            6,844           5,465
Interest                                 262             262              292              377             250
Closed store expense                      --           5,500               --               --              --
Income before income taxes            25,407          10,898           18,075           28,512          38,334
Income tax expense                     8,006           3,869            6,055           10,407          13,532
Net income                         $  17,401       $   7,029        $  12,020        $  18,105       $  24,802
Basic earnings per share           $     .62       $     .25        $     .42        $     .64       $     .88
Diluted earnings per share         $     .62       $     .25        $     .42        $     .63       $     .85
Cash dividends paid per share      $     .16       $     .16        $     .16        $    .145       $    .088


SELECTED OPERATING DATA:
Stores open at end of year               693             655              671              646             575
Average sales per store            $ 748,000       $ 710,000        $ 721,000        $ 749,000       $ 744,000
Average sales per square foot
   selling space                   $     163       $     153        $     158        $     172       $     187
Comparable store sales
  increase (decrease)                      4%             (2)%             (5)%              1%              8%


BALANCE SHEET DATA:
Working capital                    $ 113,327       $ 105,373        $ 102,169        $  94,581       $  91,569
Total assets                         241,437         218,243          209,895          201,322         178,603
Total stockholders' equity         $ 157,516       $ 151,903        $ 149,682        $ 141,508       $ 127,533

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

---------------------------------------------------------------------------------------------
                                                              Fiscal Year Ended
                                                 JANUARY 31,     February 1,      February 3,
                                                     1998            1997            1996
                                                 --------------------------------------------

Retail sales..................................      100.0%          100.0%           100.0%
Other income..................................        3.1             3.0              2.8
Total revenues................................      103.1           103.0            102.8
Cost of goods sold, including occupancy,
   distribution and buying....................       71.4            72.3             71.6
Selling, general and administrative...........       25.0            25.4             25.7
Depreciation..................................        1.5             1.7              1.6
Closed store expense..........................         --             1.2               --
Selling, general, administrative,
   depreciation and closed store expense......       26.5            28.3             27.3
Income before income taxes....................        5.1             2.3              3.8
Net income....................................        3.5%            1.5%             2.5%

---------------------------------------------------------------------------------------------

FISCAL 1997 COMPARED TO FISCAL 1996

         Retail sales increased by 4% to $496.9 million in fiscal 1997 from $477.0 million in fiscal 1996. Same-store sales increased 4% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges on customer accounts receivable, interest income and layaway fees), increased by 4% to $512.4 million in fiscal 1997 from $491.5 million in fiscal 1996. The Company operated 693 stores at January 31, 1998, compared to 655 stores operated at February 1, 1997.

         The increase in retail sales in fiscal 1997 resulted from the Company's adoption of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 1997, the Company increased its selling square footage approximately 3% by opening 55 new stores, relocating or expanding 16 stores while closing 17 existing stores.

         Other income in fiscal 1997 increased 8% over fiscal 1996. The increase resulted primarily from increased earnings on cash equivalents and short-term investments and from higher finance charge income partially offset by decreased layaway service charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

         Cost of goods sold, including occupancy, distribution and buying, was $354.6 million, or 71.4% of retail sales, in fiscal 1997, compared to $344.9 million, or 72.3% of retail sales, in fiscal 1996. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely markdowns and tighter merchandise planning and control. Total gross margin dollars (retail sales less cost of goods sold) increased by 8% to $142.2 million in fiscal 1997 from $132.1 million in fiscal 1996.

         Selling, general, and administrative expenses (SG&A) were $124.4 million in fiscal 1997, compared to $121.6 million in fiscal 1996, an increase of 2%. As a percent of retail sales, SG&A was 25.0% compared to 25.4% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development activities.

         Depreciation expense was $7.7 million in fiscal 1997, compared to $8.3 million in fiscal 1996. The 7% decrease in fiscal 1997 resulted primarily from fixed asset dispositions relating to the prior year's store closings.

FISCAL 1996 COMPARED TO FISCAL 1995

         Retail sales were flat at $477.0 million in fiscal 1996, which included fifty-two weeks, compared to $476.6 million in fiscal 1995, which included fifty-three weeks. Same-store sales decreased 2% from fiscal 1995. Total revenues increased 0.3% to $491.5 million in fiscal 1996 from $490.0 million in fiscal 1995. The Company operated 655 stores at February 1, 1997, compared to 671 stores operated at February 3, 1996.

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

         Cost of goods sold, including occupancy, distribution and buying, was $344.9 million, or 72.3% of retail sales, in fiscal 1996, compared to $341.1 million, or 71.6% of retail sales, in fiscal 1995. The increase in cost of goods sold as a percent of retail sales resulted primarily from weak comp store sales requiring further markdowns in fiscal 1996 and a decrease in merchandise margins. Total gross margin dollars decreased by 2.5% to $132.1 million in fiscal 1996 from $135.5 million in fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

         SG&A expenses were $121.6 million in fiscal 1996, compared to $122.7 million in fiscal 1995, a decrease of 0.9%. As a percent of retail sales, SG&A was 25.4% compared to 25.7% of retail sales in the prior year. The overall decrease in SG&A resulted primarily from decreased selling-related expenses and decreased infrastructure expenses.

         Depreciation expense was $8.3 million in fiscal 1996, compared to $7.8 million in fiscal 1995. The 7% increase in fiscal 1996 resulted primarily from additions to property and equipment from the Company's store development activities.

         The Company closed 40 underperforming stores by the end of the fiscal year. The costs of closing these stores totaled $5.5 million and included asset write-offs, severance pay and the remaining non-cancelable lease payments.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

         At January 31, 1998, the Company had working capital of $113.3 million compared to $105.4 million at February 1, 1997. Cash provided by operating activities was $38.9 million in fiscal 1997, compared to $15.6 million in fiscal 1996. The increase in cash provided by operating activities in fiscal 1997 resulted primarily from an increase in net income and in accounts payable and other liabilities, partially offset by the build-up of receivable levels. At January 31, 1998, the Company had $69.5 million in cash, cash equivalents and short-term investments, compared to $50.1 million at February 1, 1997.

         At January 31, 1998, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 2000 and the letter of credit facility is renewable annually. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios and a limitation on capital expenditures of $25 million per year (or $60 million during the length of the agreement). The Company feels the terms of the revolving credit agreement support the Company's future working capital needs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

         Expenditures for property and equipment totaled $7.4 million, $8.4 million and $9.4 million in fiscal 1997, 1996 and 1995, respectively. The expenditures for fiscal 1997 were primarily for store development. The Company intends to open approximately 65 new stores, to relocate or expand 20 stores, and is currently planning approximately $13.3 million of capital expenditures for fiscal 1998.

         During 1997, the Company repurchased 1,196,500 shares of Class A Common Stock for $8.2 million, or an average price of $6.84 per share.

         The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

         The Company does not use derivative financial instruments in its investment portfolio. The Company's investment policy requires investments in instruments that meet high credit quality standards, limits the investment holding period of an instrument to a maximum of 3 years, and limits the amount of credit exposure to any one issue, issuer and type of instrument. At January 31, 1998, approximately 93% of the Company's investment portfolio was invested in governmental debt securities with maturities of 1 to 33 months, and the remaining 7% was invested in corporate debt securities. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized losses reported as a separate component of retained earnings. Based on the current portfolio, an immediate change in interest rates would not have a material impact on the Company's financial condition.

         The Company is in the process of addressing the Year 2000 issue. Certain hardware and software maintained by the Company may require modification. The Company will utilize both internal and external resources to reprogram or replace and test all of its hardware and software for Year 2000 compliance, and the Company expects to complete the project by December 1998. The total cost to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year. Conclusions regarding the cost of the project and the expected completion date are based on management's best estimates.

         In June 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. Management believes the most significant component of other comprehensive income will be unrealized gains and losses on available-for-sale securities. The Company will adopt SFAS 130 in fiscal 1998.

         In June 1997, the Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes new standards for business segment reporting. Requirements of SFAS 131 include reporting of (a) financial and descriptive information about reportable operating segments, (b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to the Company's financial statements and (c) information regarding revenues derived from the Company's products and services, information about major customers and information related to geographic areas. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and thus will be adopted by the Company in fiscal 1998. Adoption of SFAS 131 may require reporting of business segment information that is more comprehensive than that currently reported in the financial statements.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS:

          The directors and executive officers of the Company and their ages as of March 31, 1998 are as follows:

                           NAME         AGE                  POSITION
                           ----         ---                  --------

Wayland H. Cato, Jr. * ++............   75  Chairman of the Board and
                                              Chief Executive Officer

John P. Derham Cato..................   47  Vice Chairman of the Board,
                                              President and Chief Operating
                                              Officer

Edgar T. Cato........................   73  Former Vice Chairman of the Board,
                                              Co-Founder and Director

Alan E. Wiley........................   51  Senior  Executive Vice President,
                                              Secretary, Chief Financial and
                                              Administrative Officer and
                                              Director

Howard A. Severson...................   50  Executive Vice President, Assistant
                                              Secretary, Chief Real Estate and
                                              Store Development Officer and
                                              Director

C. David Birdwell....................   58  Executive Vice President, President
                                              and General Manager of the It's
                                              Fashion! Division

David P. Kempert.....................   48  Executive Vice President and Chief
                                              Store Operations Officer of the
                                              Cato Division

B. Allen Weinstein...................   51  Executive Vice President and Chief
                                              Merchandising Officer of the Cato
                                              Division

Stephen R. Clark.....................   55  Senior Vice President, Human
                                              Resources and Assistant Secretary

Clarice Cato Goodyear * ++...........   51  Special Assistant to the Chairman
                                              and President, Assistant Secretary
                                              and Director

Thomas E. Cato.......................   43  Vice President, Divisional
                                              Merchandise Manager Accessories
                                              and Shoes and Director

Robert W. Bradshaw, Jr. * +..........   64  Director

George S. Currin * +.................   61  Director

Paul Fulton * + .....................   63  Director

Grant L. Hamrick * +.................   59  Director

James H. Shaw * +....................   69  Director

A.F. (Pete) Sloan * + ...............   68  Director


*   Members of Compensation Committee
+   Members of Audit and Stock Option Committees
++  Members of Audit Committee

         Wayland H. Cato, Jr. is Chairman of the Board and has been a director of the Company since 1946. Since 1960, he has served as the Company's Chief Executive Officer.

         John P. Derham Cato has been employed as an officer of the Company since 1981 and has served as a director since 1986. He currently serves as Vice Chairman of the Board, President and Chief Operating Officer.
Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

         Edgar T. Cato is the Former Vice Chairman of the Board and Co-Founder of the Company, and has been a director of the Company since 1946. Mr. Edgar T. Cato is the brother of Mr. Wayland H. Cato, Jr.

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

         C. David Birdwell joined the Company as Executive Vice President, President and General Manager of the It's Fashion! Division in October 1996. From 1994-1996, he was employed as President/General Merchandise Manager of Allied Stores, a family apparel chain headquartered in Savannah, Georgia. In 1993, he was Executive Vice President/General Merchandise Manager of Ambers, Inc., based in Dallas, Texas. From 1989-1992, he was employed as a Chartered Financial Consultant with Jefferson Pilot, based in Greensboro, North Carolina. From 1985-1989, he was President/CEO of Maxway Stores, a discount chain headquartered in Sanford, North Carolina.

         David P. Kempert joined the Company in August 1989. He currently serves as Executive Vice President, Chief Store Operations Officer of the Cato Division. From 1982 until 1989, he was employed by The Gap Stores, an apparel specialty chain, where his most recent position was Zone Vice President of the Northeast Region.

         B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997. From 1995 to 1997, he was Senior Vice President - Merchandising of Catherines Stores Corporation. From 1985 to 1995, he served as Senior Vice President of Merchandising for Beall's, Inc.

         Stephen R. Clark has been an officer of the Company since 1994. He currently serves as Senior Vice President, Human Resources and Assistant Secretary. From 1990 until 1994, he was employed by Gantos, a women's specialty apparel retailer, as Vice President, Human Resources.

         Clarice Cato Goodyear has been employed by the Company since 1975 and has served as a director and officer of the Company since 1979. She currently serves as Special Assistant to the Chairman and President and as Assistant Secretary. From March 1987 through July 1993, Ms. Goodyear held senior administrative, operational services and human resources positions in the Company; she served as Executive Vice President, Chief Administrative Officer and Assistant Secretary from May 1992 through July 1993. Ms. Goodyear is a daughter of Mr. Wayland H. Cato, Jr.

         Thomas E. Cato has been employed by the Company since 1977, has served as an officer since 1986 and has been a director since 1993. He currently serves as Vice President, Divisional Merchandise Manager Accessories and Shoes. Mr. Thomas Cato is a son of Mr. Wayland H. Cato, Jr.

         Robert W. Bradshaw, Jr. has been a director of the Company since 1994. Since 1961, he has been engaged in the private practice of law with Robinson, Bradshaw & Hinson, P.A. and is a shareholder, officer and director of the firm. The law firm serves as General Counsel to the Company.

         George S. Currin has been a director of the Company since 1973. From 1978 to 1989, Mr. Currin was the President and Chief Executive Officer and a director of Southeastern Savings Bank, Inc. Since 1989, he has served as Chairman and Managing Director of Fourth Stockton Company and Chairman of Currin
- Patterson Properties LLC.

         Paul Fulton has been a director of the Company since 1994. He currently serves as Chairman and Chief Executive Officer for Bassett Furniture Industries, Inc. From January 1994 until 1997, Mr. Fulton served as Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill. From July 1988 to December 1993, Mr. Fulton served as President of Sara Lee Corporation. Mr. Fulton is currently a director of Sonoco Products, NationsBank Corporation, Lowe's Companies, Inc., Bassett Furniture Industries, Inc., and Hudson's Bay Company.

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

         A.F. (Pete) Sloan has been a director of the Company since 1994. Mr. Sloan was Chairman of the Board of Lance, Inc. where he was employed from 1955 until his retirement in 1990. Mr. Sloan is currently a director of Bassett Furniture Industries, Inc., PCA International, Inc., and Richfood, Inc.

ITEM 11.  EXECUTIVE COMPENSATION:

         Incorporated by reference to Registrant's proxy statement for 1998 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Incorporated by reference to Registrant's proxy statement for 1998 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Incorporated by reference to Registrant's proxy statement for 1998 annual stockholders' meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

 (a) 1.& 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

         The response to this portion of Item 14 is submitted as a separate section of this report.

 (a) 3.  LIST OF EXHIBITS

         See Exhibit Index at page 45 of this annual report.

 (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                           YEAR ENDED JANUARY 31, 1998

                              THE CATO CORPORATION

                            CHARLOTTE, NORTH CAROLINA

ITEM 14(A) 1. AND 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:


        Report of Independent Auditors............................Page  24
        Consolidated Statements of Income.........................Page  25
        Consolidated Balance Sheets...............................Page  26
        Consolidated Statements of Cash Flows ....................Page  27
        Consolidated Statements of Stockholders' Equity...........Page  28
        Notes to Consolidated Financial Statements................Pages 29 - 42

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II - Valuation and qualifying accounts ..................Page  43

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF THE CATO CORPORATION

We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP



Charlotte, North Carolina
March 13, 1998

                              The Cato Corporation
                        Consolidated Statements of Income




                                                                  Fiscal Year Ended

                                                    JANUARY 31,     February 1,      February 3,
                                                       1998            1997             1996
                                                    --------------------------------------------
                                                    (Dollars in thousands, except per share data)

REVENUES
Retail sales                                         $496,851        $477,011        $476,638
Other income (principally finance
  and layaway charges)                                 15,597          14,498          13,357
                                                     --------        --------        --------

Total revenues                                        512,448         491,509         489,995
                                                     --------        --------        --------


COSTS AND EXPENSES
Cost of goods sold, including
   occupancy, distribution
   and buying                                         354,627         344,919         341,144
Selling, general and administrative                   124,439         121,600         122,699
Depreciation                                            7,713           8,330           7,785
Interest                                                  262             262             292
Closed store expense                                       --           5,500              --
                                                     --------        --------        --------

Total operating expenses                              487,041         480,611         471,920
                                                     --------        --------        --------


INCOME BEFORE INCOME TAXES                             25,407          10,898          18,075
Income tax expense                                      8,006           3,869           6,055
                                                     --------        --------        --------


NET INCOME                                           $ 17,401        $  7,029        $ 12,020
                                                     ========        ========        ========

BASIC EARNINGS PER SHARE                             $    .62        $    .25        $    .42
                                                     ========        ========        ========

DILUTED EARNINGS PER SHARE                           $    .62        $    .25        $    .42
                                                     ========        ========        ========


DIVIDENDS PER SHARE                                  $    .16        $    .16        $    .16
                                                     ========        ========        ========


See notes to consolidated financial statements.

                              The Cato Corporation
                           Consolidated Balance Sheets


                                                   JANUARY 31,     February 1,
                                                       1998            1997
                                                   ---------------------------
                                                     (Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents                            $ 41,644        $ 16,593
Short-term investments                                 27,843          33,512
Accounts receivable, net of
   allowance for doubtful accounts of
   $3,701 at January 31, 1998 and
   $3,401 at February 1, 1997                          47,186          43,192
Merchandise inventories                                64,226          63,968
Deferred income taxes                                   2,958           2,014
Prepaid expenses                                        1,686           2,181
                                                     --------        --------
   Total Current Assets                               185,543         161,460
Property and Equipment - net                           49,801          51,333
Other Assets                                            6,093           5,450
                                                     --------        --------
   Total Assets                                      $241,437        $218,243
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $ 52,931        $ 38,276
Accrued expenses                                       17,244          16,232
Income taxes                                            2,041           1,579
                                                     --------        --------
   Total Current Liabilities                           72,216          56,087
Deferred Income Taxes                                   5,296           3,851
Other Noncurrent Liabilities
   (primarily deferred rent)                            6,409           6,402

Stockholders' Equity:
   Preferred Stock, $100 par value per
     share, 100,000 shares                                 --              --
     authorized, none issued
   Class A Common Stock, $.033 par value
     per share, 50,000,000 shares
     authorized; 23,502,647 shares
     issued at January 31, 1998
     and 23,366,403 shares issued at
     February 1, 1997                                     783             778
   Convertible Class B Common Stock,
     $.033 par value per share,
     15,000,000 shares authorized;
     5,264,317 shares issued and
     outstanding at January 31, 1998 and
     February 1, 1997                                     176             176
   Additional paid-in capital                          64,187          63,272
   Retained earnings                                  101,537          88,656
                                                     --------        --------
                                                      166,683         152,882
   Less Class A Common Stock in treasury,
     at cost (1,371,500 shares at
     January 31, 1998 and 175,000 shares
     at February 1, 1997)                               9,167             979
                                                     --------        --------
   Total Stockholders' Equity                         157,516         151,903
                                                     --------        --------
   Total Liabilities and Stockholders' Equity        $241,437        $218,243
                                                     ========        ========

See notes to consolidated financial statements.

                              The Cato Corporation
                      Consolidated Statements of Cash Flows


                                                                        Fiscal Year Ended

                                                           JANUARY 31,     February 1,      February 3,
                                                               1998           1997              1996
                                                           --------------------------------------------
                                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                 $ 17,401         $  7,029         $ 12,020
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                               7,713            8,330            7,785
   Amortization of investment premiums                           95              183              280
   Provision for doubtful accounts                            3,675            3,585            2,918
   Deferred income taxes                                        496             (771)             216
   Loss on disposal of property and equipment                 1,196              412               --
   Changes in operating assets and liabilities
     which provided (used) cash:
     Accounts receivable                                     (7,669)          (6,985)          (4,784)
     Merchandise inventories                                   (258)          (5,528)          (3,766)
     Other assets                                              (148)             (51)            (283)
     Accrued income taxes                                       760              251              419
     Accounts payable and other liabilities                  15,674            9,176               93
                                                           --------         --------         --------

Net cash provided by operating activities                    38,935           15,631           14,898
                                                           --------         --------         --------

INVESTING ACTIVITIES
Expenditures for property and equipment                      (7,377)          (8,371)          (9,415)
Purchases of short-term investments                         (24,553)         (23,312)         (10,442)
Sales of short-term investments                              30,122           11,164           11,566
                                                           --------         --------         --------

Net cash used in investing activities                        (1,808)         (20,519)          (8,291)
                                                           --------         --------         --------

FINANCING ACTIVITIES
Dividends paid                                               (4,510)          (4,558)          (4,554)
Purchase of treasury stock                                   (8,188)            (756)            (223)
Proceeds from employee stock purchase plan                      234              279              381
Proceeds from stock options exercised                           388              333                9
                                                           --------         --------         --------

Net cash used in financing activities                       (12,076)          (4,702)          (4,387)
                                                           --------         --------         --------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                               25,051           (9,590)           2,220
Cash and Cash Equivalents at Beginning of Year               16,593           26,183           23,963
                                                           --------         --------         --------

Cash and Cash Equivalents at End of Year                   $ 41,644         $ 16,593         $ 26,183
                                                           ========         ========         ========


See notes to consolidated financial statements.

                              The Cato Corporation
                 Consolidated Statements of Stockholders' Equity



                                                          CONVERTIBLE
                                              CLASS A       CLASS B         ADDITIONAL
                                              COMMON         COMMON          PAID-IN         RETAINED       TREASURY
                                               STOCK         STOCK           CAPITAL         EARNINGS        STOCK
                                            ------------------------------------------------------------------------
                                                                        (Dollars in thousands)

BALANCE-- JANUARY 28, 1995                  $     770      $       176     $   62,278     $  78,284      $      --
Net income                                                                                   12,020
Dividends paid ($.16 per share)                                                              (4,554)
Class A Common Stock sold through employee
   stock purchase plan-- 68,720 shares              3                             378
Class A Common Stock sold through stock
   option plans-- 3,600 shares                     --                               9
Purchase of treasury shares -- 40,000
   shares                                                                                                      223
Unrealized gains on available for sale
   securities, net of deferred income
   taxes of $311,000                                                                            541
                                            ---------      -----------     ----------     ---------      ---------

BALANCE-- FEBRUARY 3, 1996                        773              176         62,665        86,291            223
Net income                                                                                    7,029
Dividends paid ($.16 per share)                                                              (4,558)
Class A Common Stock sold through employee
   stock purchase plan-- 51,506 shares              2                             277
Class A Common Stock sold through stock
   option plans-- 110,250 shares                    3                             330
Purchase of treasury shares-- 135,000 shares                                                                   756
Unrealized losses on available for sale
   securities, net of deferred income tax
   benefit of $58,000                                                                          (106)
                                            ---------      -----------     ----------     ---------      ---------

BALANCE-- FEBRUARY 1, 1997                        778              176         63,272        88,656            979
Net income                                                                                   17,401
Dividends paid ($.16 per share)                                                              (4,510)
Class A Common Stock sold through employee
   stock purchase plan-- 47,194 shares              2                             232
Class A Common Stock sold through stock
   option  plans-- 89,050 shares                    3                             385
Income tax benefit from stock options
   exercised                                                                      298
Purchase of treasury shares-- 1,196,500
   shares                                                                                                    8,188
Unrealized losses on available for sale
   securities, net of deferred income
   taxes of $5,000                                                                             (10)
                                            ---------      -----------     ----------     ---------      ---------

BALANCE-- JANUARY 31, 1998                  $     783      $       176     $   64,187     $ 101,537      $   9,167
                                            =========      ===========     ==========     =========      =========

See notes to consolidated financial statements.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
         Description of Business and Fiscal Year -- The Company has principally one segment of business --operation of women's apparel specialty stores. The Company's stores operate under the names Cato, Cato Fashions, Cato Plus and It's Fashion! and are located primarily in strip shopping centers in non-metropolitan markets in the South and Southeastern United States. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years ended January 31, 1998 and February 1, 1997 each included fifty-two weeks. The fiscal year ended February 3, 1996 included fifty-three weeks.
         Use of Estimates -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         Cash Equivalents and Short-Term Investments -- Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.
         The Company's short-term investments held at January 31, 1998 and February 1, 1997 are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.
         Accounts Receivable -- Accounts receivable include customer trade accounts, customer layaway receivables and miscellaneous trade receivables. Customer receivables related to layaway sales are reflected net of a reserve for unrealized profit. Net layaway receivables totaled approximately $1,749,000 and $2,862,000 at January 31, 1998 and February 1, 1997, respectively.
         Supplemental Cash Flow Information -- Interest paid during the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 was $255,000, $308,000 and $375,000, respectively. Income tax payments, net of refunds received, for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 were $6,754,000, $4,324,000 and $5,577,000, respectively.
         Inventories -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

         Property and Equipment -- Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets, which are as follows:

-------------------------------------------------------------------------------
                                                                 ESTIMATED
CLASSIFICATION                                                 USEFUL LIVES
-------------------------------------------------------------------------------
Land improvements                                                  10    years
Buildings                                                   30  -  40    years
Leasehold improvements                                       5  -  10    years
Fixtures and equipment                                       3  -  10    years
-------------------------------------------------------------------------------

         Retail Sales -- Revenues from retail sales (including layaway transactions) are recognized at the time of the sale, net of returns, and exclude sales taxes.
         Advertising -- Advertising costs are expensed in the period in which they are incurred. Advertising expense was $7,334,000, $8,898,000 and $8,803,000 for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.
         Earnings Per Share -- In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") was issued. In accordance with SFAS 128, the Company has retroactively adopted the new standard in the quarter and year ended January 31, 1998. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the consolidated statements of income and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution of stock options and is computed by dividing net earnings by the weighted-average number of Class A and Class B common shares outstanding for the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 28,058,934, 28,499,843 and 28,429,130 for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 73,450, 69,732 and 131,213 for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 28,132,384, 28,569,575 and 28,560,343 for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.
         Income Taxes -- The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.
         Store Opening and Closing Costs -- Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred. The Company evaluates all long-lived assets, including certain identifiable intangibles and goodwill related to those assets, for impairment. Impairment losses are recognized when expected future cash flows from the use of the assets are less than the assets' carrying values.

         Closed Store Lease Obligations -- At the time stores are closed, provision is made for the rentals required to be paid over the remaining lease terms. Rentals due the Company under non-cancelable subleases are offset against the related obligations in the year the sublease is signed. There is no offset for assumed sublease revenues.
         Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. Management believes the most significant component of other comprehensive income will be unrealized gains and losses on available-for-sale securities. The Company will adopt SFAS 130 in fiscal 1998.
         In June 1997, the Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes new standards for business segment reporting. Requirements of SFAS 131 include reporting of (a) financial and descriptive information about reportable operating segments, (b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to the Company's financial statements and (c) information regarding revenues derived from the Company's products and services, information about major customers and information related to geographic areas. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and thus will be adopted by the Company in fiscal 1998. Adoption of SFAS 131 may require reporting of business segment information that is more comprehensive than that currently reported in the financial statements.
         Fair Value of Financial Instruments -- The Company's carrying values of financial instruments, other than short-term investments, approximate their fair values due to their short terms to maturity and/or their variable interest rates.
         Reclassifications -- Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with classifications used for the 1997 fiscal year.

2.       SHORT-TERM INVESTMENTS:

         Short-term investments at January 31, 1998 include the following:

--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                       UNREALIZED        FAIR
SECURITY TYPE                            COST           (LOSSES)         VALUE
--------------------------------------------------------------------------------
                                                    (In thousands)

Obligations of states
   and political subdivisions           $26,012          $ (94)         $25,918
Corporate debt securities                 2,000            (75)           1,925
                                        -------          -----          -------
Total                                   $28,012          $(169)         $27,843
                                        =======          =====          =======
-------------------------------------------------------------------------------

         Short-term investments at February 1, 1997 include the following:

--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                       UNREALIZED        FAIR
SECURITY TYPE                            COST           (LOSSES)         VALUE
--------------------------------------------------------------------------------
                                                    (In thousands)
Obligations of states
   and political subdivisions           $30,249          $ (85)         $30,164
Corporate debt securities                 2,000            (20)           1,980
                                        -------          -----          -------
   Subtotal                              32,249           (105)          32,144
Equity securities                         1,427            (59)           1,368
                                        -------          -----          -------
Total                                   $33,676          $(164)         $33,512
                                        =======          =====          =======
-------------------------------------------------------------------------------

         The unrealized losses at January 31, 1998 and February 1, 1997 of $116,000 and $106,000, respectively, net of an income tax benefit of $53,000 and $58,000, respectively, are included in stockholders' equity as an adjustment to retained earnings.

         The amortized cost and estimated fair value of debt securities at January 31, 1998, by contractual maturity, are shown below:

-------------------------------------------------------------------------
                                                               ESTIMATED
                                                                FAIR
SECURITY TYPE                                  COST             VALUE
-------------------------------------------------------------------------
                                                   (In thousands)

Due in one year or less                      $12,869            $12,728
Due in one year through three
   years                                      15,143             15,115
                                             -------            -------
Total                                        $28,012            $27,843
                                             =======            =======
--------------------------------------------------------------------------

3.       ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following:

---------------------------------------------------------------------------
                                             JANUARY 31,        February 1,
                                                1998               1997
                                             ------------------------------
                                                   (In thousands)
Customer accounts - principally
   deferred payment accounts                   $48,948            $44,044
Miscellaneous trade receivables                  1,939              2,549
                                               -------            -------
   Total                                        50,887             46,593
Less allowance for doubtful
   accounts                                      3,701              3,401
                                               -------            -------
Accounts receivable - net                      $47,186            $43,192
                                               =======            =======
---------------------------------------------------------------------------

         Finance charge and late charge revenue on customer deferred payment accounts totaled $8,262,000, $6,937,000 and $6,535,000 for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively, and the provision for doubtful accounts was $3,675,000, $3,585,000 and $2,918,000, for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

-----------------------------------------------------------------------------
                                              JANUARY 31,         February 1,
                                                 1998                1997
                                              -------------------------------
                                                       (In thousands)
Land and improvements                           $ 1,661            $ 1,661
Buildings                                        15,445             15,445
Leasehold improvements                           17,484             15,665
Fixtures and equipment                           61,635             59,047
Construction in progress                            298                251
                                                -------            -------
   Total                                         96,523             92,069
Less accumulated depreciation                    46,722             40,736
                                                -------            -------
Property and equipment - net                    $49,801            $51,333
                                                =======            =======
---------------------------------------------------------------------------

5.       ACCRUED EXPENSES:

         Accrued expenses consist of the following:

----------------------------------------------------------------------------
                                            JANUARY 31,        February 1,
                                               1998              1997
                                            --------------------------------
                                                   (In thousands)
Accrued bonus and retirement
   savings plan contributions                 $ 3,761           $ 1,919
Accrued payroll and related
   items                                        2,492             2,849
Closed store expense                            2,901             4,689
Property and other taxes                        1,451             1,159
Contingent rent                                   579               545
Advertising                                       937             1,136
Accrued credit expenses                           500               394
Accrued data processing
   expenses                                       439               269
Accrued health care plan
   contributions                                  938               669
Other                                           3,246             2,603
                                              -------           -------
Total accrued expenses                        $17,244           $16,232
                                              =======           =======
-------------------------------------------------------------------------

6.       FINANCING ARRANGEMENTS:

         At January 31, 1998, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 2000 and the letter of credit facility is renewable annually. The revolving credit agreement contains various financial covenants, including the maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at January 31, 1998 or February 1, 1997.

         The Company had approximately $7,641,000 and $4,877,000 at January 31, 1998 and February 1, 1997, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. Upon satisfaction of the terms of the letters of credit, the Company is obligated to pay the issuing bank the dollar amount of the commitment.

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

         In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the "Plan"). Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 worth of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 47,194 shares and 51,506 shares for the years ended January 31, 1998 and February 1, 1997, respectively. In December 1997, the Board of Directors proposed to amend the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares, subject to shareholder approval.

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

         Option plan activity for the three fiscal years ended January 31, 1998 is set forth below:

----------------------------------------------------------------------------
                                                                    WEIGHTED
                                               NUMBER               AVERAGE
                                             OF SHARES               PRICE
                                             -------------------------------
Outstanding options,
   January 28, 1995                          2,992,300              $ 8.62
     Granted                                   883,250                7.67
     Exercised                                  (3,600)               2.51
     Cancelled                                (854,150)              12.41
                                             ---------
Outstanding options,
   February 3, 1996                          3,017,800                7.28
     Granted                                    76,000                6.70
     Exercised                                (110,250)               3.03
     Cancelled                                (151,800)               7.61
                                             ---------
Outstanding options,
   February 1, 1997                          2,831,750                7.41
     Granted                                 1,023,000                8.10
     Exercised                                 (89,050)               4.36
     Cancelled                                (979,968)               7.51
                                             ---------
Outstanding options,
   January 31, 1998                          2,785,732              $ 7.73
                                             =========              ======
Exercisable at
   January 31, 1998                          1,272,482              $ 7.49
                                             =========              ======
------------------------------------------------------------------------------

         As of January 31, 1998, the weighted average contractual life remaining for the outstanding options was 7 years with exercise prices ranging from $1.50 to $9.31.

         Outstanding options at January 31, 1998 covered 317,000 shares of Class B Common Stock and 2,468,732 shares of Class A Common Stock. Outstanding options at February 1, 1997 covered 927,168 shares of Class B Common Stock and 1,904,582 shares of Class A Common Stock. Options available to be granted under the option plans were 391,368 shares at January 31, 1998 and 434,400 shares at February 1, 1997.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 1997, 1996 and 1995 stock options granted been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted earnings per share amounts for fiscal 1997, 1996 and 1995 would approximate the following proforma amounts (dollars in thousands, except per share data):

------------------------------------------------------------------------------
                                                    AS REPORTED      PROFORMA
                                                    -----------     ----------
Net Income-- Fiscal 1997                            $   17,401      $  16,476
Basic Earnings Per Share                            $      .62      $     .59
Diluted Earnings Per Share                          $      .62      $     .59

Net Income-- Fiscal 1996                            $    7,029      $   6,668
Basic Earnings Per Share                            $      .25      $     .23
Diluted Earnings Per Share                          $      .25      $     .23

Net Income-- Fiscal 1995                            $   12,020      $  11,628
Basic Earnings Per Share                            $      .42      $     .41
Diluted Earnings Per Share                          $      .42      $     .41
-----------------------------------------------------------------------------

         The fair value of each option granted during fiscal 1997, 1996 and 1995 is estimated as $4.02, $3.34 and $3.34 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 1997, 1996 and 1995, respectively: expected dividend yield of 1.49%, 2.67% and 2.67%; expected volatility of 58.14%, 59.24% and 59.24%, adjusted for expected dividends; risk-free interest rate of 5.44%, 6.69% and 6.69%; and an expected life of 5 years, 4 years and 4 years. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

         In February 1998, the Board of Directors increased the quarterly dividend by 12.5% from $.04 per share to $.045 per share.

8.       EMPLOYEE BENEFIT PLANS:

         The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution and further Company contributions, at the discretion of the Board of Directors, based on a formula of percentages of pre-tax profits. The Company's contributions for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 were approximately $1,177,000, $798,000 and $961,000, respectively. The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The contribution for the fiscal year ended January 31, 1998 was $130,000. No contributions were made to the ESOP for the years ended February 1, 1997 and February 3, 1996, respectively. The Company is self-insured with respect to employee health, workers compensation and general liability claims. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. The Company has stop-loss insurance coverage for individual claims in excess of $200,000. Contributions to the VEBA trust were $3,854,000, $3,200,000 and $3,115,000 in fiscal 1997, 1996 and 1995, respectively.

9.       LEASES:

         The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options, and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three-to seven-year periods. During the years ended February 3, 1996 and January 28, 1995, the Company entered into an agreement with a lessor to lease $9.5 million and $10 million, respectively, of store fixtures, point-of-sale devices and warehouse equipment. These leases, which do not meet criteria for capital lease accounting, are being accounted for as operating leases and have terms of seven years. However, these leases may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company cancelled the leases, the purchase price for the equipment would be approximately $13,743,000.

         The minimum commitments relating to future payments under non-cancelable operating leases are (in thousands):

--------------------------------------------------------------------------
FISCAL YEAR
--------------------------------------------------------------------------
1998                                                              $27,114
1999                                                               19,374
2000                                                               15,294
2001                                                               12,026
2002                                                                7,930
2003 and thereafter                                                 5,118
                                                                  ------
Total minimum lease payments                                      $86,856
                                                                  ========
--------------------------------------------------------------------------

         The following schedule shows the composition of total rental expense for all leases:

----------------------------------------------------------------------------------------
                                                         Fiscal Year Ended

                                              JANUARY 31,    February 1,     February 3,
                                                  1998          1997            1996
                                              ------------------------------------------
                                                           (In thousands)
Minimum rentals                                 $29,660        $30,028        $28,666
Contingent rent                                     226            218            363
                                                -------        -------        -------
Total rental expense                            $29,886        $30,246        $29,029
                                                =======        =======        =======
----------------------------------------------------------------------------------------

10.      INCOME TAXES:

         The provision for income taxes consists of the following:

-----------------------------------------------------------------------------------------
                                                           Fiscal Year Ended

                                              JANUARY 31,    February 1,      February 3,
                                                 1998           1997             1996
                                              -------------------------------------------
                                                          (In thousands)
Current income taxes:
   Federal                                      $ 6,825        $ 4,056         $ 4,976
   State                                            685            584             863
                                                -------        -------         -------
     Total                                        7,510          4,640           5,839
                                                -------        -------         -------
Deferred income taxes:
   Federal                                          205           (477)            861
   State                                            291           (294)           (645)
                                                -------        -------         -------
     Total                                          496           (771)            216
                                                -------        -------         -------

Total income tax expense                        $ 8,006        $ 3,869         $ 6,055
                                                =======        =======         =======
-----------------------------------------------------------------------------------------


         Significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and February 1, 1997 are as follows:

-------------------------------------------------------------------------
                                              JANUARY 31,     February 1,
                                                   1998          1997
                                              ---------------------------
                                                     (In thousands)
Deferred tax assets:
   Bad debt reserve                             $ 1,432         $ 1,373
   Inventory valuation                            1,197             938
   Unrealized losses on short-term
     investments                                     53              58
   Reserves                                       1,202             678
                                                -------         -------
     Total deferred tax assets                    3,884           3,047
                                                -------         -------
Deferred tax liabilities:
   Tax over book depreciation                     6,426           5,113
   Other, net                                      (204)           (229)
                                                -------         -------
     Total deferred tax liabilities               6,222           4,884
                                                -------         -------
Net deferred tax liabilities                    $ 2,338         $ 1,837
                                                =======         =======

         The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

---------------------------------------------------------------------------------------
                                                          Fiscal Year Ended

                                                JANUARY 31,   February 1,  February 3,
                                                  1998          1997          1996
                                                --------------------------------------
Federal income tax
   rate                                           35.0%         35.0%         35.0%
State income taxes                                 2.9           4.0           2.8
Other                                             (6.4)         (3.5)         (4.3)
                                                  ----          ----          ----
Effective income tax
   rate                                           31.5%         35.5%         33.5%
                                                  ====          ====          ====
---------------------------------------------------------------------------------------

11.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial results are as follows (dollars in thousands, except per share data):

-----------------------------------------------------------------------------------------------
FISCAL 1997                         FIRST           SECOND            THIRD             FOURTH
-----------------------------------------------------------------------------------------------
Retail sales                      $ 123,251        $ 120,901        $ 109,886         $ 142,813
Total revenues                      127,500          124,451          113,743           146,754
Cost of goods sold,
   including occupancy,
   distribution and buying           83,056           85,954           80,028           105,589
Net income                            8,020            3,776            1,390             4,215
Basic earnings per share          $     .28        $     .13        $     .05         $     .15
Diluted earnings per share        $     .28        $     .13        $     .05         $     .15

FISCAL 1996
-----------------------------------------------------------------------------------------------

Retail sales                      $ 120,028        $ 112,747        $ 108,117         $ 136,119
Total revenues                      123,539          115,955          111,491           140,524
Cost of goods sold,
   including occupancy,
   distribution and buying           79,774           80,549           81,467           103,129
Net income (loss)                     7,721            2,339             (899)           (2,132)
Basic earnings (loss)
   per share                      $     .27        $     .08        $    (.03)        $    (.07)
Diluted earnings (loss)
   per share                      $     .27        $     .08        $    (.03)        $    (.07)
-----------------------------------------------------------------------------------------------

12.      STORE CLOSINGS:

         In the normal course of business, the Company routinely closes or relocates those stores which fail to demonstrate the ability to consistently generate an acceptable return on investment and contribution to corporate overhead. Although such closings generally occur throughout the year as a result of management's ongoing profitability analysis, in the fourth quarter of fiscal 1996 the Company, in an effort to better align store operations with the current apparel industry environment, decided to close 40 underperforming stores by the end of the fiscal year. All of these stores were closed by late January 1997. The costs of closing these stores included the write-off of leasehold improvements and store fixtures that will not be utilized at other stores, employee severance pay and the remaining non-cancelable lease payments. Total costs were $5,500,000, of which $998,000 and $3,772,000 was unpaid and accrued at January 31, 1998 and February 1, 1997, respectively. The remaining accrued lease payments at January 31, 1998 will be paid over the remaining lease terms which range from 11 to 35 months.

13.      COMMITMENTS AND CONTINGENCIES:

         Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $970,000, $1,158,000 and $967,000 in fiscal 1997, 1996 and 1995, respectively. The Company had approximately $1,832,000 at January 31, 1998 and February 1, 1997, of outstanding letters of credit relating to such claims. See
Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

         The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                            Allowance           Reserve
                                                               for               for
                                                            Doubtful            Rental
                                                          Accounts (a)      Commitments (b)
                                                         -------------      --------------
                                                                 (In thousands)
Balance at January 28, 1995                                $ 3,401            $   415
   Additions charged to costs and expenses                   2,918              1,199
   Additions (Deductions) charged to other accounts            758 (d)             --
   Deductions                                               (3,676)(c)           (955)
                                                           -------            -------

Balance at February 3, 1996                                  3,401                659
   Additions charged to costs and expenses                   3,585                926
   Additions (Deductions) charged to other accounts            896 (d)             --
   Deductions                                               (4,481)(c)           (668)
                                                           -------            -------

Balance at February 1, 1997                                  3,401                917
   Additions charged to costs and expenses                   3,675              2,001
   Additions (Deductions) charged to other accounts            853 (d)             --
   Deductions                                               (4,228)(c)         (1,015)
                                                           -------            -------

Balance at January 31, 1998                                $ 3,701            $ 1,903
                                                           =======            =======



(a)  Deducted from trade accounts receivable.

(b) Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c) Uncollectible accounts written off.

(d) Recoveries of amounts previously written off.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       The Cato Corporation

By   /s/  Wayland H. Cato, Jr.                         By    /s/  Robert M. Sandler
   -----------------------------------------------         ------------------------
   Wayland H. Cato, Jr.                                    Robert M. Sandler
   Chairman of the Board of                                Senior Vice President -
   Directors and                                           Controller
   Chief Executive Officer

By   /s/  Alan E. Wiley
   -----------------------------------------------
   Alan E. Wiley
   Senior Executive Vice President - Secretary,
   Chief Financial and Administrative
   Officer

Date:  April 22, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/  Wayland H. Cato, Jr.                         /s/  Robert W. Bradshaw, Jr.
------------------------------------------        -------------------------------------
            Wayland H. Cato, Jr.                            Robert W. Bradshaw, Jr.
                     (Director)                                        (Director)

/s/  John P. Derham Cato                          /s/  George S. Currin
------------------------------------------        -------------------------------------
            John P. Derham Cato                                George S. Currin
                     (Director)                                        (Director)

/s/  Edgar T. Cato                                /s/  Paul Fulton
------------------------------------------        -------------------------------------
            Edgar T. Cato                                     Paul Fulton
                     (Director)                                        (Director)

/s/  Alan E. Wiley                                /s/  Grant L. Hamrick
------------------------------------------        -------------------------------------
            Alan E. Wiley                                   Grant L. Hamrick
                     (Director)                                        (Director)

/s/  Howard A. Severson                           /s/  James H. Shaw
------------------------------------------        -------------------------------------
                 Howard A. Severson                                  James H. Shaw
                     (Director)                                        (Director)

/s/  Clarice Cato Goodyear                        /s/  A.F. (Pete) Sloan
------------------------------------------        -------------------------------------
                Clarice Cato Goodyear                              A.F. (Pete) Sloan
                     (Director)                                        (Director)

/s/  Thomas E. Cato
------------------------------------------
                   Thomas E. Cato
                     (Director)

                                  EXHIBIT INDEX

DESIGNATION OF
  EXHIBIT                                                                  PAGE
--------------                                                             ----
    21          Subsidiaries of the Registrant...........................   46

    23          Consent of Independent Auditors..........................   47

    27          Financial Data Schedule (For SEC Use Only)...............   48
