Form 10-Q
period 1998-05-02
CATO CORP
filed 1998-06-11
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1998

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

Yes   [X]    No   [ ]

As of May 15, 1998, there were 22,353,671 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                   May 2, 1998


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

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                   -------------------------
                                                                    May 2,           May 3,
                                                                     1998             1997
                                                                   --------         --------
                                                        (Dollars in thousands, except per share data)
REVENUES
    Retail sales                                                   $136,174         $123,251
    Other income (principally finance and layaway charges)            4,870            4,249
                                                                   --------         --------
       Total revenues                                               141,044          127,500
                                                                   --------         --------

COSTS AND EXPENSES
    Cost of goods sold, including occupancy,
       distribution and buying                                       89,179           83,056
    Selling, general and administrative                              33,090           30,732
    Depreciation                                                      1,865            1,941
    Interest                                                             66               63
                                                                   --------         --------
       Total expenses                                               124,200          115,792
                                                                   --------         --------

INCOME BEFORE INCOME TAXES                                           16,844           11,708
    Income taxes                                                      5,727            3,688
                                                                   --------         --------
NET INCOME                                                         $ 11,117         $  8,020
                                                                   ========         ========

BASIC EARNINGS PER SHARE                                           $    .40         $    .28
                                                                   ========         ========

DILUTED EARNINGS PER SHARE                                         $    .39         $    .28
                                                                   ========         ========

DIVIDENDS PER SHARE                                                $   .045         $    .04
                                                                   ========         ========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                               May 2,           May 3,        January 31,
                                                                1998             1997             1998
                                                            (Unaudited)       (Unaudited)
                                                              --------         --------         --------
                                                                        (Dollars in thousands)
ASSETS
Current Assets
    Cash and cash equivalents                                 $ 39,038         $ 25,017         $ 41,644
    Short-term investments                                      43,342           34,790           27,843
    Accounts receivable - net                                   44,212           45,693           47,186
    Merchandise inventories                                     72,968           75,171           64,226
    Deferred income taxes                                        3,001            2,014            2,958
    Prepaid expenses                                             4,034            4,317            1,686
                                                              --------         --------         --------
       Total Current Assets                                    206,595          187,002          185,543
Property and Equipment - net                                    49,821           50,939           49,801
Other Assets                                                     6,176            5,390            6,093
                                                              --------         --------         --------
             Total                                            $262,592         $243,331         $241,437
                                                              ========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                          $ 57,734         $ 53,272         $ 52,931
    Accrued expenses                                            16,672           15,575           17,244
    Income taxes                                                 7,751            5,238            2,041
                                                              --------         --------         --------
       Total Current Liabilities                                82,157           74,085           72,216
Deferred Income Taxes                                            5,296            3,851            5,296
Other Noncurrent Liabilities                                     6,503            6,490            6,409
Stockholders' Equity:
    Class A Common Stock, issued 23,672,371 shares,
       23,394,572 shares and 23,502,647 shares at
       May 2, 1998, May 3, 1997 and January 31, 1998,
       respectively                                                788              779              783
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at May 2, 1998,
       May 3, 1997 and January 31, 1998, respectively              176              176              176
    Preferred Stock, none                                         --               --               --
Additional paid-in capital                                      65,404           63,391           64,187
Retained earnings                                              111,368           95,538          101,537
                                                              --------         --------         --------
                                                               177,736          159,884          166,683
Less: Class A Common Stock in treasury,
    at cost (1,361,500 shares at May 2, 1998, 175,000
    shares at May 3, 1997, and 1,371,500 shares
    at January 31, 1998, respectively)                           9,100              979            9,167
                                                              --------         --------         --------
       Total Stockholders' Equity                              168,636          158,905          157,516
                                                              --------         --------         --------
          Total                                               $262,592         $243,331         $241,437
                                                              ========         ========         ========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                 --------------------------
                                                                  May 2,            May 3,
                                                                   1998              1997
                                                                 --------          --------
                                                                   (Dollars in thousands)
OPERATING ACTIVITIES

    Net income                                                   $ 11,117          $  8,020


    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                 1,865             1,941
       Amortization of investment premiums                             22                27
       Loss on disposal of property and equipment                     342                 -
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                       2,974            (2,501)
          Merchandise inventories                                  (8,742)          (11,203)
          Other assets                                             (2,431)           (2,076)
          Accrued income taxes                                      5,710             3,659
          Accounts payable and other liabilities                    4,455            14,636
                                                                 --------          --------

    Net cash provided by operating activities                      15,312            12,503
                                                                 --------          --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                        (2,227)           (1,756)
    Purchases of short-term investments                           (16,234)           (3,080)
    Sales of short-term investments                                   600             1,775
                                                                 --------          --------

    Net cash used in investing activities                         (17,861)           (3,061)
                                                                 --------          --------


FINANCING ACTIVITIES

    Dividends paid                                                 (1,216)           (1,138)
    Proceeds from employee stock purchase plan                        177               114
    Proceeds from stock options exercised                             982                 6
                                                                 --------          --------

    Net cash used in financing activities                             (57)           (1,018)
                                                                 --------          --------

    Net Increase (Decrease) in Cash and Cash Equivalents           (2,606)            8,424

    Cash and Cash Equivalents at Beginning of Period               41,644            16,593
                                                                 --------          --------

    Cash and Cash Equivalents at End of Period                   $ 39,038          $ 25,017
                                                                 ========          ========



See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 2, 1998 AND MAY 3, 1997

--------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation (the Company) and all amounts shown at May 2, 1998 and May 3, 1997 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings.

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Total comprehensive income for the quarters ended May 2, 1998 and May 3, 1997 was $11,047,000 and $8,020,000, respectively. Total comprehensive income is composed of net income and unrealized losses on available-for-sale securities.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

In April 1998, the Company transferred 10,000 shares of Class A Common Stock from treasury stock to its Employee Stock Ownership Plan as the contribution for the fiscal year ended January 31, 1998.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") became effective in the first quarter of fiscal 1998. Management is currently evaluating the effects of SFAS 131, if any, on the Company's financial reporting disclosures for the year ended January 30, 1999.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 2, 1998 AND MAY 3, 1997

--------------------------------------------------------------------------------

NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 27,499,658 shares and 28,463,764 shares for the three months ended May 2, 1998 and May 3, 1997, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 702,228 and 40,174 for the three months ended May 2, 1998 and May 3, 1997, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 28,201,886 and 28,503,938 for the three months ended May 2, 1998 and May 3, 1997, respectively.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended May 2, 1998 and May 3, 1997 was $35,000 and $61,000, respectively. Income tax payments, net of refunds received, for the three months ended May 2, 1998 and May 3, 1997 were $646,000 and $1,133,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At May 2, 1998, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 2000 and the letter of credit facility is renewable annually. The revolving credit agreement contains various financial covenants, including the maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at May 2, 1998 or May 3, 1997.

In May 1998, the unsecured credit agreement was amended to add the $15 million letter of credit facility to the $20 million revolving credit facility. The entire $35 million dollar unsecured credit facility was extended to May 2001 with no change in financial covenants or maintenance of specific financial ratios.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as a percentage of total retail sales:

                                                    Three Months Ended
                                                   ---------------------
                                                   May 2,         May 3,
                                                    1998           1997
                                                   ------         ------

Total retail sales                                  100.0%         100.0%
Total revenues                                      103.6          103.5
Cost of goods sold, including occupancy,
     distribution and buying                         65.5           67.4
Selling, general and administrative                  24.3           24.9
Income before income taxes                           12.4            9.5
Net income                                            8.2            6.5

Comparison of First Quarter of 1998 with 1997.


OPERATING RESULTS

Total retail sales for the first quarter were $136.2 million compared to last year's first quarter sales of $123.3 million, an 11% increase. Same-store sales increased 7% in this year's first quarter. The increase in retail sales for the first quarter resulted from the Company's continued everyday low price strategy, improved merchandise content, and an increase in store development activity. The Company operated 697 stores at May 2, 1998 compared to 669 stores at the end of last year's first quarter.

Other income for the first quarter increased 15% over last year's first quarter. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold, including occupancy, distribution and buying expenses were 65.5% of total retail sales for the current year's first quarter, compared to 67.4% for last year's first three months. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely and aggressive markdowns and tighter merchandise planning and control.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $33.1 million, or 24.3% of retail sales, for this year's first quarter compared to $30.7 million, or 24.9% of retail sales, in last year's first quarter. Expenses remained well controlled and were under planned levels.

LIQUIDITY AND CAPITAL RESOURCES

At May 2, 1998, the Company had working capital of $124.4 million, compared to $112.9 million at May 3, 1997 and $113.3 million at January 31, 1998. Cash provided by operating activities was $15.3 million for the three months ended May 2, 1998, compared to $12.5 million for last year's comparable three month period. The Company had no borrowings under its revolving credit agreement at May 2, 1998 or May 3, 1997. At May 2, 1998, the Company had cash, cash equivalents, and short-term investments of $82.4 million, compared to $59.8 million at May 3, 1997 and $69.5 million at January 31, 1998.

At May 2, 1998, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $20 million and an additional letter of credit facility of $15 million. The revolving credit agreement is committed until May 2000 and the letter of credit facility is renewable annually. The revolving credit agreement contains various financial covenants, including the maintenance of specific financial ratios.

In May 1998, the unsecured credit agreement was amended to add the $15 million letter of credit facility to the $20 million revolving credit facility. The entire $35 million dollar unsecured credit facility was extended to May 2001 with no change in financial covenants or maintenance of specific financial ratios.

Expenditures for property and equipment totaled $2.2 million for the three months ended May 2, 1998, compared to $1.8 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $13 million for the current fiscal year. The Company intends to open approximately 65 new stores and to relocate or expand 20 stores during the current fiscal year. For the three months ended May 2, 1998, the Company had opened 10 new stores, relocated 7 stores, and closed 6 stores.

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

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)   None

         (B) No Reports on Form 8-K were filed during the quarter ended May 2, 1998.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CATO CORPORATION



    June 11, 1998                  /s/  Wayland H. Cato, Jr.
----------------------------       --------------------------------------------
       Date                        Wayland H. Cato, Jr.
                                   Chairman of the Board of
                                   Directors and Chief Executive Officer


    June 11, 1998                  /s/  Alan E. Wiley
----------------------------       --------------------------------------------
       Date                        Alan E. Wiley
                                   Senior Executive Vice President-Secretary,
                                   Chief Financial and Administrative Officer