Form 10-Q
period 1998-08-01
CATO CORP
filed 1998-09-10
CIK 18255

                                     Page 11
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

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

                             Yes [X]     No [ ]

As of August 17, 1998, there were 22,228,040 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                 August 1, 1998


                                Table of Contents



                                                                           Page
                                                                            No.
                                                                           ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

               Consolidated Statements of Income                              2

               Consolidated Balance Sheets                                    3

               Consolidated Statements of Cash Flows                          4

               Notes to Consolidated Financial Statements                   5-6

               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7-9


PART II - OTHER INFORMATION                                               10-11

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                      Three Months Ended                 Six Months Ended
                                                                  ---------------------------      ----------------------------
                                                                   August 1,        August 2,       August 1,         August 2,
                                                                     1998             1997            1998              1997
                                                                   --------         --------         --------         --------
                                                                         (Dollars in thousands, except per share data)
REVENUES
    Retail sales                                                   $132,573         $120,901         $268,747         $244,152
    Other income (principally finance and layaway charges)            4,603            3,550            9,473            7,799
                                                                   --------         --------         --------         --------
        Total revenues                                              137,176          124,451          278,220          251,951
                                                                   --------         --------         --------         --------

COSTS AND EXPENSES
    Cost of goods sold, including occupancy,
        distribution and buying                                      93,864           85,954          183,043          169,010
    Selling, general and administrative                              32,410           30,949           65,500           61,681
    Depreciation                                                      1,909            1,967            3,774            3,908
    Interest                                                             65               68              131              131
                                                                   --------         --------         --------         --------
        Total expenses                                              128,248          118,938          252,448          234,730
                                                                   --------         --------         --------         --------

INCOME BEFORE INCOME TAXES                                            8,928            5,513           25,772           17,221
    Income taxes                                                      3,293            1,737            9,020            5,425
                                                                   --------         --------         --------         --------
NET INCOME                                                         $  5,635         $  3,776         $ 16,752         $ 11,796
                                                                   ========         ========         ========         ========

BASIC EARNINGS PER SHARE                                           $    .20         $    .13         $    .61         $    .42
                                                                   ========         ========         ========         ========

DILUTED EARNINGS PER SHARE                                         $    .20         $    .13         $    .59         $    .41
                                                                   ========         ========         ========         ========

DIVIDENDS PER SHARE                                                $   .045         $    .04         $    .09         $    .08
                                                                   ========         ========         ========         ========



See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                     August 1,        August 2,        January 31,
                                                                                        1998             1997             1998
                                                                                     (Unaudited)      (Unaudited)
                                                                                     -----------      -----------       ----------
                                                                                           (Dollars in thousands)
ASSETS
Current Assets
    Cash and cash equivalents                                                          $ 54,403         $ 24,068         $ 41,644
    Short-term investments                                                               38,167           34,739           27,843
    Accounts receivable - net                                                            41,902           44,689           47,186
    Merchandise inventories                                                              63,063           69,401           64,226
    Deferred income taxes                                                                 2,905            2,014            2,958
    Prepaid expenses                                                                      2,023            4,026            1,686
                                                                                       --------         --------         --------
        Total Current Assets                                                            202,463          178,937          185,543
Property and Equipment - net                                                             49,748           50,470           49,801
Other Assets                                                                              6,177            5,456            6,093
                                                                                       --------         --------         --------
            Total                                                                      $258,388         $234,863         $241,437
                                                                                       ========         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                   $ 51,813         $ 45,471         $ 52,931
    Accrued expenses                                                                     18,537           16,729           17,244
    Income taxes                                                                          3,956            4,616            2,041
                                                                                       --------         --------         --------
        Total Current Liabilities                                                        74,306           66,816           72,216
Deferred Income Taxes                                                                     5,296            3,851            5,296
Other Noncurrent Liabilities                                                              6,187            6,471            6,409
Stockholders' Equity:

    Class A Common Stock, issued 23,891,040
        shares, 23,395,612 shares and 23,502,647
        shares at August 1, 1998, August 2, 1997 and
        January 31, 1998, respectively                                                      796              779              783

    Convertible Class B Common Stock, issued and
        outstanding 5,264,317 shares at August 1, 1998,
        August 2, 1997 and January 31, 1998, respectively                                   176              176              176
    Preferred Stock, none                                                                  --               --               --
Additional paid-in capital                                                               67,092           63,391           64,187
Retained earnings                                                                       115,946           98,180          101,537
                                                                                       --------         --------         --------
                                                                                        184,010          162,526          166,683

Less Class A Common Stock in treasury, at
      cost (1,523,000 shares at August 1, 1998,
      800,000 shares at August 2, 1997, and
      1,371,500 shares at January 31, 1998)                                              11,411            4,801            9,167
                                                                                       --------         --------         --------
        Total Stockholders' Equity                                                      172,599          157,725          157,516
                                                                                       --------         --------         --------
            Total                                                                      $258,388         $234,863         $241,437
                                                                                       ========         ========         ========

See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                 -----------------------------------
                                                                      August 1,         August 2,
                                                                        1998              1997
                                                                 -----------------------------------
                                                                         (Dollars in thousands)
OPERATING ACTIVITIES

    Net income                                                        $ 16,752          $ 11,796

    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     3,774             3,908
        Amortization of investment premiums                                 50                51
        Loss on disposal of property and equipment                         580              --
        Changes in operating assets and liabilities which
            provided (used) cash:
            Accounts receivable                                          5,284            (1,497)
            Merchandise inventories                                      1,163            (5,433)
            Other assets                                                  (421)           (1,851)
            Accrued income taxes                                         1,915             3,037
            Accounts payable and other liabilities                          82             8,073
                                                                      --------          --------

    Net cash provided by operating activities                           29,179            18,084
                                                                      --------          --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                             (4,301)           (3,357)
    Purchases of short-term investments                                (19,479)           (5,103)
    Sales of short-term investments                                      9,273             3,825
                                                                      --------          --------

    Net cash used in investing activities                              (14,507)           (4,635)
                                                                      --------          --------


FINANCING ACTIVITIES

    Dividends paid                                                      (2,459)           (2,272)
    Purchase of treasury stock                                          (2,310)           (3,822)
    Proceeds from employee stock purchase plan                             183               114
    Proceeds from stock options exercised                                2,673                 6
                                                                      --------          --------

    Net cash used in financing activities                               (1,913)           (5,974)
                                                                      --------          --------

    Net Increase in Cash and Cash Equivalents                           12,759             7,475

    Cash and Cash Equivalents at Beginning of Year                      41,644            16,593
                                                                      --------          --------

    Cash and Cash Equivalents at End of Period                        $ 54,403          $ 24,068
                                                                      ========          ========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
--------------------------------------------------------------------------------


NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation (the Company) and all amounts shown at August 1, 1998 and August 2, 1997 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings.

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Total comprehensive income for the second quarter and six months ended August 1, 1998 was $5,814,000 and $16,861,000 respectively. Total comprehensive income for the second quarter and six months ended August 2, 1997 was $3,776,000 and $11,796,000, respectively. Total comprehensive income is composed of net income and unrealized losses on available-for-sale securities.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

In April 1998, the Company transferred 10,000 shares of Class A Common Stock from treasury stock to its Employee Stock Ownership Plan as the contribution for the fiscal year ended January 31, 1998. In July 1998, the Company repurchased 161,500 shares of Class A Common Stock for $2,310,000, or an average price of $14.30 per share. In August 1998, the Company repurchased an additional 230,000 shares of Class A Common Stock for $2,648,000, or an average price of $11.51 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was effective in the first quarter of fiscal 1998. Management is currently evaluating the effects of SFAS 131, if any, on the Company's financial reporting disclosures for the year ended January 30, 1999.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
--------------------------------------------------------------------------------



NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average number of shares used in the basic and diluted earnings per share computations are as follows:

                                                 Three Months Ended                    Six Months Ended
                                            -----------------------------        ------------------------------
                                             August 1,         August 2,           August 1,         August 2,
                                               1998               1997               1998               1997
                                            ----------         ----------         ----------         ----------

Weighted-average shares outstanding         27,707,347         28,328,646         27,603,502         28,396,205

Dilutive effect of stock options               869,504             44,983            820,046             42,579
                                            ----------         ----------         ----------         ----------
Weighted-average shares and
    equivalents outstanding                 28,576,851         28,373,629         28,423,548         28,438,784
                                            ==========         ==========         ==========         ==========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended August 1, 1998 and August 2, 1997 was $81,000 and $83,000, respectively. Income tax payments, net of refunds received, for the six months ended August 1, 1998 and August 2, 1997 were $7,193,000 and $2,359,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

In May 1998, the Company's unsecured revolving credit agreement was amended to add the $15 million letter of credit facility to the $20 million revolving credit facility. The entire $35 million dollar unsecured credit facility was extended to May 31, 2001 with no change in financial covenants or maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at August 1, 1998 or August 2, 1997.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:



                                                       Three Months Ended                          Six Months Ended
                                               -----------------------------------        ------------------------------------
                                                  August 1,          August 2,                August 1,           August 2,
                                                    1998                1997                    1998                1997
                                               ----------------   -----------------        ----------------    ---------------

Total retail sales                                 100.0%              100.0%                  100.0%              100.0%
Total revenues                                     103.5               102.9                   103.5               103.2
Cost of goods sold, including occupancy,
    distribution and buying                         70.8                71.1                    68.1                69.2
Selling, general and administrative                 24.4                25.6                    24.4                25.3
Income before income taxes                           6.8                 4.5                     9.6                 7.0
Net income                                           4.3                 3.1                     6.2                 4.8


Comparison of Second Quarter and First Six Months of 1998 with 1997.


OPERATING RESULTS

Total retail sales for the second quarter were $132.6 million compared to last year's second quarter sales of $120.9 million, a 10% increase. Same-store sales increased 7% in this year's second quarter. For the six months ended August 1, 1998, total retail sales were $268.7 million compared to last year's first six months sales of $244.2 million, a 10% increase, and same-store sales increased 7% for the comparable six month period. The increase in retail sales for the first six months of 1998 resulted from the Company's continued everyday low pricing strategy, improved merchandise content, and an increase in store development activity. The Company operated 701 stores at August 1, 1998 compared to 677 stores at the end of last year's second quarter.

Other income for the second quarter and first six months of 1998 increased 30% and 21%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



OPERATING RESULTS - CONTINUED

Cost of goods sold, including occupancy, distribution and buying expenses were 70.8% and 68.1% of total retail sales for the second quarter and first six months of 1998, respectively, compared to 71.1% and 69.2% for last year's comparable three and six month periods. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely and aggressive markdowns and tighter merchandise planning and control.

Selling, general and administrative (SG&A) expenses were $32.4 million and $65.5 million for the second quarter and first six months of this year, respectively, compared to $30.9 million and $61.7 million for last year's comparable three and six month periods, respectively. Expenses remained well controlled and were under planned levels.


LIQUIDITY AND CAPITAL RESOURCES

At August 1, 1998, the Company had working capital of $128.2 million, compared to $112.1 million at August 2, 1997 and $113.3 million at January 31, 1998. Cash provided from operating activities was $29.2 million for the six months ended August 1, 1998, compared to $18.1 million for last year's comparable six month period. The Company had no borrowings under its revolving credit agreement at August 1, 1998 or August 2, 1997. At August 1, 1998, the Company had cash, cash equivalents, and short-term investments of $92.6 million, compared to $58.8 million at August 2, 1997 and $69.5 million at January 31, 1998.

In May 1998, the Company's unsecured revolving credit agreement was amended to add the $15 million letter of credit facility to the $20 million revolving credit facility. The entire $35 million dollar unsecured credit facility was extended to May 31, 2001 with no change in financial covenants or maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at August 1, 1998 or August 2, 1997.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Expenditures for property and equipment totaled $4.3 million for the six months ended August 1, 1998, compared to $3.4 million in the first six months of 1997. The Company expects total capital expenditures to be approximately $13 million for the current fiscal year. The Company intends to open approximately 34 new stores, close 9 stores, and relocate 9 stores during the second half of fiscal 1998. For the six months ended August 1, 1998, the Company had opened 16 new stores, relocated 8 stores, and closed 8 stores.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

The Company is in the process of addressing the Year 2000 issue. The Company expects to be substantially complete with the project by December 1998, and the total cost is not anticipated to be material to the Company's financial position or results of operations in any given year. Conclusions regarding the cost of the project and the expected completion date are based on management's best estimates.

Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Form 10-Q and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

PART II  OTHER INFORMATION

THE CATO CORPORATION



ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

         None

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         Not Applicable

ITEM 4. RESULT OF VOTES OF SECURITY HOLDERS

         Following are the results of the matters voted upon at the Company's Annual Meeting which was held on May 21, 1998.

           Election of Directors:

            Mr. Thomas E. Cato      -   For  71,794,038  ;   Abstaining  552,154
            Mr. George S. Currin    -   For  71,793,888  ;   Abstaining  552,304
            Mr. A.F. (Pete) Sloan   -   For  71,794,038  ;   Abstaining  552,154

           Amendment to The Cato Corporation 1993 Employee Stock Purchase Plan

            For  71,880,536     ;   Abstaining    454,658  ;   Against  10,989

           Ratification of Deloitte & Touche LLP as Independent Auditors

            For  72,336,749     ;   Abstaining      3,702  ;   Against   5,742

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      None

         (B) No Reports on Form 8-K were filed during the quarter ended August 1, 1998.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE CATO CORPORATION



      September 10, 1998                 /s/  Wayland H. Cato, Jr.
------------------------------           --------------------------------------
              Date                       Wayland H. Cato, Jr.
                                         Chairman of the Board of
                                         Directors and Chief Executive Officer



      September 10, 1998                 /s/  Michael O. Moore
------------------------------           --------------------------------------
              Date                       Michael O. Moore
                                         Executive Vice President
                                         Chief Financial Officer and Secretary