Form 10-Q
period 1998-10-31
CATO CORP
filed 1998-12-09
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 1998
                              -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number           0-3747
                      -----------------------------

                      THE CATO CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          56-0484485
  -----------------------------------------------------------------------
  (State or other jurisdiction                         (I.R.S. Employer
     of incorporation)                                Identification No.)

        8100 Denmark Road, Charlotte, North Carolina           28273-5975
        -----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

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

As of November 17, 1998, there were 22,191,738 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                OCTOBER 31, 1998


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

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               -------------------------------     -------------------------------
                                                                 OCTOBER 31,      November 1,        OCTOBER 31,      November 1,
                                                                    1998             1997               1998             1997
                                                               --------------   --------------     --------------   --------------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                               $     113,834    $     109,886      $     382,581    $     354,038
    Other income (principally finance and layaway charges)             4,766            3,857             14,239           11,656
                                                               -------------    -------------      -------------    -------------
       Total revenues                                                118,600          113,743            396,820          365,694
                                                               -------------    -------------      -------------    -------------

COSTS AND EXPENSES
    Cost of goods sold, including occupancy,
       distribution and buying                                        81,364           80,028            264,407          249,038
    Selling, general and administrative                               30,977           29,747             96,477           91,428
    Depreciation                                                       1,883            1,873              5,657            5,781
    Interest                                                              54               66                185              197
                                                               -------------    -------------      -------------    -------------
       Total expenses                                                114,278          111,714            366,726          346,444
                                                               -------------    -------------      -------------    -------------

INCOME BEFORE INCOME TAXES                                             4,322            2,029             30,094           19,250
    Income taxes                                                       1,513              639             10,533            6,064
                                                               -------------    -------------      -------------    -------------
NET INCOME                                                     $       2,809    $       1,390      $      19,561    $      13,186
                                                               =============    =============      =============    =============

BASIC EARNINGS PER SHARE                                       $         .10    $         .05      $         .71    $         .47
                                                               =============    =============      =============    =============

DILUTED EARNINGS PER SHARE                                     $         .10    $         .05      $         .69    $         .46
                                                               =============    =============      =============    =============

DIVIDENDS PER SHARE                                            $         .05    $         .04      $         .14    $         .12
                                                               =============    =============      =============    =============



See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                  OCTOBER 31,      November 1,      January 31,
                                                                     1998             1997             1998
                                                                  (UNAUDITED)     (Unaudited)
                                                                --------------   --------------   --------------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                   $      36,785    $      18,189    $      41,644
    Short-term investments                                             39,875           33,774           27,843
    Accounts receivable - net                                          43,148           47,453           47,186
    Merchandise inventories                                            87,327           89,365           64,226
    Deferred income taxes                                               2,905            2,014            2,958
    Prepaid expenses                                                    2,140            1,833            1,686
                                                                -------------    -------------    -------------
       Total Current Assets                                           212,180          192,628          185,543
Property and Equipment - net                                           52,073           50,229           49,801
Other Assets                                                            6,150            5,554            6,093
                                                                -------------    -------------    -------------
          Total                                                 $     270,403    $     248,411    $     241,437
                                                                =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                            $      63,984    $      58,317    $      52,931
    Accrued expenses                                                   20,494           17,475           17,244
    Income taxes                                                        2,322            4,225            2,041
                                                                -------------    -------------    -------------
       Total Current Liabilities                                       86,800           80,017           72,216
Deferred Income Taxes                                                   5,417            3,851            5,296
Other Noncurrent Liabilities                                            6,452            6,671            6,409
Stockholders' Equity:
    Class A Common Stock, issued 23,979,238 shares,
       23,439,466 shares and 23,502,647 shares at
       October 31, 1998, November 1, 1997 and
       January 31, 1998, respectively                                     799              781              783
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at October 31, 1998,
       November 1, 1997 and January 31, 1998, respectively                176              176              176
    Preferred Stock, none                                                   -                -                -
Additional paid-in capital                                             67,817           63,677           64,187
Retained earnings                                                     117,609           98,449          101,537
                                                                -------------    -------------    -------------
                                                                      186,401          163,083          166,683
Less Class A Common Stock in treasury,
     at cost (1,822,500 shares at October 31, 1998,
     851,500 shares at November 1, 1997, and 1,371,500
     shares at January 31, 1998, respectively)                         14,667            5,211            9,167
                                                                -------------    -------------    -------------
       Total Stockholders' Equity                                     171,734          157,872          157,516
                                                                -------------    -------------    -------------
          Total                                                 $     270,403    $     248,411    $     241,437
                                                                =============    =============    =============

See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    NINE MONTHS ENDED
                                                                        ----------------------------------------
                                                                         OCTOBER 31,                November 1,
                                                                             1998                       1997
                                                                        ----------------------------------------
                                                                                  (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
    Net income                                                          $      19,561              $      13,186

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                             5,657                      5,781
       Amortization of investment premiums                                         83                         75
       Loss on disposal of property and equipment                                 638                          -
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                   4,038                     (4,261)
          Merchandise inventories                                             (23,101)                   (25,397)
          Other assets                                                           (511)                       244
          Accrued income taxes                                                    281                      2,646
          Accounts payable and other liabilities                               14,475                     22,179
                                                                        -------------              -------------

    Net cash provided by operating activities                                  21,121                     14,453
                                                                        -------------              -------------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                    (8,567)                    (5,303)
    Purchases of short-term investments                                       (22,032)                    (5,866)
    Sales of short-term investments                                            10,431                      5,529
                                                                        -------------              -------------

    Net cash used in investing activities                                     (20,168)                    (5,640)
                                                                        -------------              -------------


FINANCING ACTIVITIES

    Dividends paid                                                             (3,829)                    (3,393)
    Purchase of treasury stock                                                 (5,567)                    (4,232)
    Proceeds from employee stock purchase plan                                    331                        229
    Proceeds from stock options exercised                                       3,253                        179
                                                                        -------------              -------------

    Net cash used in financing activities                                      (5,812)                    (7,217)
                                                                        -------------              -------------

    Net Increase (Decrease) in Cash and Cash Equivalents                       (4,859)                     1,596

    Cash and Cash Equivalents at Beginning of Period                           41,644                     16,593
                                                                        -------------              -------------

    Cash and Cash Equivalents at End of Period                          $      36,785              $      18,189
                                                                        =============              =============


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1998 AND
NOVEMBER 1, 1997

-------------------------------------------------------------------------------


NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation (the Company) and all amounts shown at October 31, 1998 and November 1, 1997 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as an adjustment to retained earnings.

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Total comprehensive income for the third quarter and nine months ended October 31, 1998 was $3,033,000 and $19,894,000 respectively. Total comprehensive income for the third quarter and nine months ended November 1, 1997 was $1,390,000 and $13,186,000, respectively. Total comprehensive income is composed of net income and unrealized gains or losses on available-for-sale securities.

Inventories are stated at the lower of cost (first-in, first-out) or market, determined by the retail inventory method.

In April 1998, the Company transferred 10,000 shares of Class A Common Stock from treasury stock to its Employee Stock Ownership Plan as the contribution for the fiscal year ended January 31, 1998. In July 1998, the Company repurchased 161,500 shares of Class A Common Stock for $2,310,000, or an average price of $14.30 per share. In the third quarter of fiscal 1998, the Company repurchased an additional 299,500 shares of Class A Common Stock for $3,257,000, or an average price of $10.87 per share.

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

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1998 AND
NOVEMBER 1, 1997

-------------------------------------------------------------------------------


NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average number of shares used in the basic and diluted earnings per share computations are as follows:


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               --------------------------------       --------------------------------
                                                 OCTOBER 31,       November 1,          OCTOBER 31,       November 1,
                                                     1998             1997                  1998              1997
                                               ---------------   --------------       ---------------   --------------
Weighted-average shares outstanding               27,433,823       27,879,686            27,546,942        28,224,032

Dilutive effect of stock options                     508,592          251,370               729,375           112,176
                                                  ----------       ----------            ----------        ----------

Weighted-average shares and
    equivalents outstanding                       27,942,415       28,131,056            28,276,317        28,336,208
                                                  ==========       ==========            ==========        ==========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended October 31, 1998 and November 1, 1997 was $121,000 and $194,000, respectively. Income tax payments, net of refunds received, for the nine months ended October 31, 1998 and November 1, 1997 were $10,308,000 and $2,869,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

In May 1998, the Company's unsecured revolving credit agreement was amended to add the $15 million letter of credit facility to the $20 million revolving credit facility. The entire $35 million unsecured credit facility was extended to May 31, 2001 with no change in financial covenants or maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at October 31, 1998 or November 1, 1997.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as percentages of total retail sales:

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               ------------------------------        -----------------------------
                                                OCTOBER 31,      November 1,          OCTOBER 31,     November 1,
                                                   1998             1997                 1998             1997
                                               --------------   --------------       --------------  -------------
Total retail sales                                  100.0%          100.0%               100.0%           100.0%
Total revenues                                      104.2           103.5                103.7            103.3
Cost of goods sold, including occupancy,
    distribution and buying                          71.5            72.8                 69.1             70.3
Selling, general and administrative                  27.2            27.0                 25.2             25.9
Income before income taxes                            3.8             1.9                  7.9              5.4
Net income                                            2.5             1.3                  5.1              3.7


COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 1998 WITH 1997.


OPERATING RESULTS

Total retail sales for the third quarter were $113.8 million compared to last year's third quarter sales of $109.9 million, a 4% increase. Same-store sales increased 1% in this year's third quarter. For the nine months ended October 31, 1998, total retail sales were $382.6 million compared to last year's first nine months sales of $354.0 million, an 8% increase, and same-store sales increased 5% for the comparable nine month period. The increase in retail sales for the first nine months of 1998 resulted from the Company's continued everyday low pricing strategy, improved merchandise content, and an increase in store development activity. The Company operated 723 stores at October 31, 1998 compared to 688 stores at the end of last year's third quarter.

Other income for the third quarter and first nine months of 1998 increased 24% and 22%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


OPERATING RESULTS - CONTINUED

Cost of goods sold, including occupancy, distribution and buying expenses were 71.5% and 69.1% of total retail sales for the third quarter and first nine months of 1998, compared to 72.8% and 70.3% for last year's comparable three and nine month periods, respectively. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely and aggressive markdowns and tighter merchandise planning and control.

Selling, general and administrative (SG&A) expenses were $31.0 million and $96.5 million for the third quarter and first nine months of this year, compared to $29.7 million and $91.4 million for last year's comparable three and nine month periods, respectively. SG&A expense for the third quarter experienced a slight increase of 20 basis points over last year due to one-time expenses related to store development activities during the quarter.
SG&A expense for the nine months improved 70 basis points over the prior year.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had working capital of $125.4 million, compared to $112.6 million at November 1, 1997 and $113.3 million at January 31, 1998. Cash provided from operating activities was $21.1 million for the nine months ended October 31, 1998, compared to $14.5 million for last year's comparable nine month period. The Company had no borrowings under its revolving credit agreement at October 31, 1998 or November 1, 1997. At October 31, 1998, the Company had cash, cash equivalents, and short-term investments of $76.7 million, compared to $52.0 million at November 1, 1997 and $69.5 million at January 31, 1998.

In May 1998, the Company's unsecured revolving credit agreement was amended to add the $15 million letter of credit facility to the $20 million revolving credit facility. The entire $35 million unsecured credit facility was extended to May 31, 2001 with no change in financial covenants or maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at October 31, 1998 or November 1, 1997.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Expenditures for property and equipment totaled $8.6 million for the nine months ended October 31, 1998, compared to $5.3 million in the first nine months of 1997. The Company expects total capital expenditures to be approximately $13 million for the current fiscal year. The Company intends to open approximately 14 new stores, close approximately 6 stores, and relocate approximately 5 stores during the fourth quarter of fiscal 1998. For the nine months ended October 31, 1998, the Company had opened 38 new stores, relocated 13 stores, and closed 8 stores.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

The Company developed a two phase approach to address the Year 2000 issue. Phase 1 was an analysis to identify and fix all internally developed programs. Phase 2 is the identification and correction to all programs purchased from external sources. The Company has completed Phase 1, and Phase 2 is scheduled to be substantially complete by the end of its first fiscal quarter of 1999 with continued testing of compliance throughout 1999. The Company expects to spend approximately $525,000 in 1998 and 1999 on hardware, software and consulting to ensure proper processing of transactions relating to the Year 2000 and beyond. The Company has initiated formal communications with its third-party suppliers and vendors to determine the extent to which the Company is vulnerable to those third-parties' failure to remediate their own Year 2000 issue. Although lack of compliance for Year 2000 issues by third-party suppliers and vendors could have an adverse affect on the Company's business, results of operations and financial condition, the Company expects its Year 2000 compliance efforts to significantly reduce the risk of business interruption and the level of uncertainty the Year 2000 issue may have on its computer systems. A contingency plan has not been established, but a plan will be considered upon the completion of Phase 2.

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

         None

ITEM 5.    OTHER INFORMATION

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)   None

         (B) No Reports on Form 8-K were filed during the quarter ended October 31, 1998.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE CATO CORPORATION



   December 9, 1998                    /s/  Wayland H. Cato, Jr.
   ----------------                    ---------------------------
         Date                          Wayland H. Cato, Jr.
                                       Chairman of the Board of
                                       Directors and Chief Executive Officer



   December 9, 1998                    /s/  Michael O. Moore
   ----------------                    ---------------------------
         Date                          Michael O. Moore
                                       Executive Vice President
                                       Chief Financial Officer and Secretary