Form 10-K405
period 1999-01-30
CATO CORP
filed 1999-04-22
CIK 18255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended January 30, 1999

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

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1999, there were 21,198,119 shares of Class A Common Stock and 5,264,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 26, 1999 was approximately $153,581,255 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 22, 1999, relating to the 1999 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                       Part III - Items 10, 11, 12 and 13

                              THE CATO CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I:

   Item 1.        Business.......................................................................Pages 2 - 8

   Item 2.        Properties.....................................................................Page  8

   Item 3.        Legal Proceedings..............................................................Page  9

   Item 4.        Results of Votes of Security Holders...........................................Page  9

PART II:

   Item 5.        Market for Registrant's Common Equity and Related
                  Stockholder Matters............................................................Page  10

   Item 6.        Selected Financial Data........................................................Page  11

   Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................Pages 12 - 16

   Item 8.        Financial Statements and Supplementary Data....................................Page  16

   Item 9.        Disagreements on Accounting and Financial Disclosures..........................Page  16

PART III:

   Item 10.       Directors and Executive Officers...............................................Pages 17 - 19

   Item 11.       Executive Compensation.........................................................Page  20

   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................Page  20

   Item 13.       Certain Relationships and Related Transactions.................................Page  20

PART IV:

   Item 14.       Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K....................................................................Page  21

                                     PART I

ITEM 1.  BUSINESS:

GENERAL

         The Company, founded in 1946, operated 732 women's apparel specialty stores at January 30, 1999 under the names "Cato," "Cato Fashions," "Cato Plus" and "It's Fashion!" in 21 states, principally in the Southeast. The Company offers quality fashion apparel and accessories at everyday low prices in junior, missy and plus sizes. Additionally, the Company offers clothing and accessories for girls ages 7 - 16 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 3,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discount stores. The Company emphasizes customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 21% of retail sales in fiscal 1998.

BUSINESS

          The Company's primary objective is to be the leading women's apparel specialty retailer for fashion conscious low-to-middle income females in its markets. Management believes the Company's success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing women's specialty stores. The key elements of the Company's business strategy are:

                  Merchandise Assortment. The Company's stores offer a wide assortment of apparel and accessory items in regular and large sizes and emphasize color, product coordination and selection.

                  Value Pricing. The Company offers quality merchandise that is generally priced below comparable merchandise offered by department stores and higher-end specialty apparel chains but is generally more fashionable than merchandise offered by discount stores. The Company has positioned itself as the everyday low price leader in its segment.

                  Strip Shopping Center Locations. The Company locates its stores principally in strip centers convenient to our customers anchored by national discount stores, such as Wal-Mart and Kmart, that attract large numbers of potential customers.

                  Customer Service. Store managers and sales associates are trained to provide prompt and courteous service and to assist customers in merchandise selection and wardrobe coordination.

                  Credit and Layaway Programs. The Company offers its own credit and a layaway plan to make the purchase of its merchandise more convenient.

                  Expansion. The Company plans to open new stores and relocate existing stores in small to medium sized towns and selected metropolitan areas in northern, midwestern and western fringe states, as well as continuing to "fill-in" existing southeastern core geography.

MERCHANDISING

   Merchandising

          The Company offers a broad selection of popular-priced apparel and accessories to suit the various lifestyles of the fashion conscious low-to-middle income female, ages 18 to 50. In addition, the Company offers consistent product quality and fit.

          The Company's merchandise lines include dressy and casual sportswear, dresses, careerwear, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Clothing and accessories for girls ages 7 - 16 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

          The collaboration of the merchandising team with an expanded in-house product development and new direct sourcing function will enhance merchandise offerings in order to deliver quality private label products at lower costs. The product development office provides research on emerging fashion and color trends, technical services and direct sourcing capabilities.

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

   Purchasing, Allocation and Distribution

          Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 1998, purchases from the Company's largest vendor accounted for approximately 6% of the Company's total purchases. No other vendor accounted for more than 4% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

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

   Advertising

          The Company uses direct mail, newspapers, radio and in-store advertising as its primary advertising media. Newspaper advertisements typically promote specific items or image. The Company uses radio advertising throughout its trade areas. The Company's total advertising expenditures were approximately 1.2% of retail sales in fiscal 1998.

STORE OPERATIONS

          The Company's store operations management team consists of two executive vice presidents, a senior vice president, eleven regional vice presidents, three regional assistant vice presidents and sixty-seven district managers. Regional vice presidents and assistant vice presidents receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the stores and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

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

STORE LOCATIONS

          Most of the Company's stores are located in the Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000. Stores range in size from 3,000 to 6,000 square feet and average in size approximately 4,300 square feet.

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

          The Company's store development activities consist of opening new stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities since fiscal 1994.


                               STORE DEVELOPMENT

                        Number of Stores
                          Beginning of        Number      Number       Number of Stores
    Fiscal Year               Year            Opened      Closed         End of Year
    -----------         ----------------      ------      ------       ----------------
1994................           575               80           9              646
1995................           646               37          12              671
1996................           671               28          44              655
1997................           655               55          17              693
1998................           693               52          13              732


          The Company intends to open approximately 75 new stores and to relocate approximately 24 existing stores in fiscal 1999. Additionally, the Company plans to remodel 200 stores over the next two years.

          The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process and to close underperforming stores or relocate them to more desirable locations in their existing markets.

CREDIT AND LAYAWAY

   Credit Card Program

          The Company offers its own credit card, which accounted for approximately 16% of retail sales in fiscal 1998. The Company's net bad debt expense in fiscal 1998 was 4.3% of credit sales.

          Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet a minimum income test. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company charges a finance charge.

   Layaway Plan

          Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. Layaway sales represented approximately 6% of retail sales in fiscal 1998.

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

EMPLOYEES

          As of January 30, 1999, the Company employed approximately 7,000 full-time and part-time employees. The Company also employs additional part-time employees during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its employee relations are good.

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

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS:

          None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

MARKET & DIVIDEND INFORMATION

          The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 1998 and 1997.

--------------------------------------------------------------------------------


                                          Price
1998                             HIGH                   LOW           DIVIDEND
--------------------------     ---------           -------------     -----------
First quarter                  $ 15 1/8            $  10  1/2        $  .045
Second quarter                   19 1/8               13  1/8           .045
Third quarter                    15 1/2                7  1/2           .05
Fourth quarter                   15 5/8                7 11/16          .05


                                          Price
1997                             HIGH                   LOW           DIVIDEND
--------------------------     ---------           -------------     -----------
First quarter                  $  6 1/4            $   3 63/64       $   .04
Second quarter                    7 5/8                4  1/8            .04
Third quarter                    10                    7                 .04
Fourth quarter                   12                    7                 .04

--------------------------------------------------------------------------------

          As of March 26, 1999 the approximate number of holders of the Company's Class A Common stock was 3,626 and there were 12 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:


                              The Cato Corporation
                            Selected Financial Data

                                                                   Fiscal Year Ended

                                        JANUARY 30,   January 31,   February 1,   February 3,    January 28,
                                           1999          1998          1997           1996           1995
                                        -----------   -----------   -----------   -----------   ------------
                                        (Dollars in thousands, except per share and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales                             $524,381      $496,851      $477,011      $476,638      $463,737
Other income                               19,283        15,597        14,498        13,357        12,449
Total revenues                            543,664       512,448       491,509       489,995       476,186
Cost of goods sold                        371,005       354,627       344,919       341,144       324,309
Gross margin percent                         29.2%         28.6%         27.7%         28.4%         30.1%
Selling, general and administrative       127,986       124,439       121,600       122,699       116,144
Selling, general and
   administrative percent                    24.4%         25.0%         25.4%         25.7%         25.0%
Depreciation                                7,638         7,713         8,330         7,785         6,844
Interest                                      240           262           262           292           377
Closed store expense                         --            --           5,500          --            --
Income before income taxes                 36,795        25,407        10,898        18,075        28,512
Income tax expense                         12,878         8,006         3,869         6,055        10,407
Net income                               $ 23,917      $ 17,401      $  7,029      $ 12,020      $ 18,105
Basic earnings per share                 $    .87      $    .62      $    .25      $    .42      $    .64
Diluted earnings per share               $    .85      $    .62      $    .25      $    .42      $    .63
Cash dividends paid per share            $    .19      $    .16      $    .16      $    .16      $   .145

SELECTED OPERATING DATA:
Stores open at end of year                    732           693           655           671           646
Average sales per store                  $740,000      $748,000      $710,000      $721,000      $749,000
Average sales per square foot of
   selling space                         $    169      $    163      $    153      $    158      $    172
Comparable store sales increase
   (decrease)                                   2%            4%           (2)%          (5)%           1%

BALANCE SHEET DATA:
Cash and investments                     $ 86,209      $ 69,487      $ 50,105      $ 47,894      $ 46,226
Working capital                           124,024       113,327       105,373       102,169        94,581
Total assets                              258,513       241,437       218,243       209,895       201,322
Total stockholders' equity               $172,234      $157,516      $151,903      $149,682      $141,508

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

    The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

---------------------------------------------------------------------------------------------

                                                               Fiscal Year Ended

                                                  JANUARY 30,     January 31,     February 1,
                                                     1999            1998            1997
                                                  -------------------------------------------

Retail sales                                        100.0%          100.0%          100.0%
Other income                                          3.7             3.1             3.0
Total revenues                                      103.7           103.1           103.0
Cost of goods sold                                   70.8            71.4            72.3
Selling, general and administrative                  24.4            25.0            25.4
Depreciation                                          1.5             1.5             1.7
Closed store expense                                   --              --             1.2
Selling, general, administrative,
   depreciation and closed store expense             25.9            26.5            28.3
Income before income taxes                            7.0             5.1             2.3
Net income                                            4.6%            3.5%            1.5%

---------------------------------------------------------------------------------------------

FISCAL 1998 COMPARED TO FISCAL 1997

    Retail sales increased by 6% to $524.4 million in fiscal 1998 from $496.9 million in fiscal 1997. Same-store sales increased 2% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable, interest income and layaway fees), increased by 6% to $543.7 million in fiscal 1998 from $512.4 million in fiscal 1997. The Company operated 732 stores at January 30, 1999, compared to 693 stores operated at January 31, 1998.

    The increase in retail sales in fiscal 1998 resulted from the Company's adoption of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 1998, the Company increased its number of stores 6% by opening 52 new stores, relocating 18 stores while closing 13 existing stores.

    Other income in fiscal 1998 increased $3.7 million or 24% over fiscal 1997. The increase resulted primarily from increased earnings on cash equivalents and short-term investments and from higher finance charge and late fee income partially offset by decreased layaway service charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

    Cost of goods sold was $371.0 million, or 70.8% of retail sales, in fiscal 1998, compared to $354.6 million, or 71.4% of retail sales, in fiscal 1997. The decrease in cost of goods sold as a percent of retail sales resulted primarily by maintaining timely and aggressive markdowns on slow moving merchandise, eliminating unprofitable promotions and improving inventory flow. Total gross margin dollars (retail sales less cost of goods sold) increased by 8% to $153.4 million in fiscal 1998 from $142.2 million in fiscal 1997.

    Selling, general, and administrative expenses (SG&A) were $128.0 million in fiscal 1998, compared to $124.4 million in fiscal 1997, an increase of 3%. As a percent of retail sales, SG&A was 24.4% compared to 25.0% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development activities.


FISCAL 1997 COMPARED TO FISCAL 1996

    Retail sales increased by 4% to $496.9 million in fiscal 1997 from $477.0 million in fiscal 1996. Same-store sales increased 4% from the prior year. Total revenues increased by 4% to $512.4 million in fiscal 1997 from $491.5 million in fiscal 1996. The Company operated 693 stores at January 31, 1998, compared to 655 stores operated at February 1, 1997.

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

    Cost of goods sold was $354.6 million, or 71.4% of retail sales, in fiscal 1997, compared to $344.9 million, or 72.3% of retail sales, in fiscal 1996. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely markdowns and tighter merchandise planning and control. Total gross margin dollars increased by 8% to $142.2 million in fiscal 1997 from $132.1 million in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

    SG&A expenses were $124.4 million in fiscal 1997, compared to $121.6 million in fiscal 1996, an increase of 2%. As a percent of retail sales, SG&A was 25.0% compared to 25.4% of retail sales in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses brought about by the Company's store development activities.

    Depreciation expense was $7.7 million in fiscal 1997, compared to $8.3 million in fiscal 1996. The 7% decrease in fiscal 1997 resulted primarily from fixed asset dispositions relating to the prior year's store closings.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

    At January 30, 1999, the Company had working capital of $124.0 million compared to $113.3 million at January 31, 1998. Cash provided by operating activities was $40.9 million in fiscal 1998, compared to $38.9 million in fiscal 1997. The increase in cash provided by operating activities in fiscal 1998 resulted primarily from an increase in net income and accounts payable and other liabilities, and a decrease in merchandise inventories. At January 30, 1999, the Company had $86.2 million in cash, cash equivalents and short-term investments, compared to $69.5 million at January 31, 1998.

    At January 30, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until May 2001. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios and a limitation on capital expenditures of $25 million per year (or $60 million during the length of the agreement). The Company feels the terms of the revolving credit agreement support the Company's future working capital needs. There were no borrowings outstanding under the agreement at January 30, 1999.

    The Company has an agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment. The operating leases are for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor.

    Expenditures for property and equipment totaled $13.5 million, $7.4 million and $8.4 million in fiscal 1998, 1997 and 1996, respectively. The expenditures for fiscal 1998 were primarily for store development and new technology for merchandising, distribution and finance. For fiscal 1999, the Company intends to open approximately 75 new stores, close 10 stores, relocate 24 stores, and is currently planning approximately $24 million of capital expenditures, primarily for store development and further system implementations for merchandising, distribution and finance. The Company plans to remodel 200 stores over the next two years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

    During 1998, the Company repurchased 1,006,500 shares of Class A Common Stock for $10.1 million, or an average price of $10.05 per share. Over the course of fiscal 1998, the Company increased its quarterly dividend from $.04 per share to $.05 per share. In February 1999, the Board of Directors increased the quarterly dividend by 10% from $.05 per share to $.055 per share and approved a resolution to purchase an additional 1,000,000 shares of stock.

    The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements.

    The Company does not use derivative financial instruments in its investment portfolio. The Company's investment policy requires investments in instruments that meet high credit quality standards, limits the investment holding period of an instrument to a maximum of 3 years, and limits the amount of credit exposure to any one issue, issuer and type of instrument. At January 30, 1999, all of the Company's investment portfolio was invested in governmental debt securities with maturities of 1 to 33 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as other comprehensive income. Based on the current portfolio, an immediate change in interest rates would not have a material impact on the Company's financial condition.

    The Company developed a two phase approach to address the Year 2000 issue, which involves the exposure to risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology. Phase 1 was an analysis to identify and fix all internally developed programs. Phase 2 is the identification and correction to all programs purchased from external sources. The Company has completed Phase 1, and Phase 2 is scheduled to be substantially complete by the end of the second fiscal quarter of 1999 with continued testing of compliance throughout 1999. The Company expects to spend approximately $525,000 in 1998 and 1999 on hardware, software and consulting to ensure proper processing of transactions relating to the Year 2000 and beyond. The Company has initiated formal communications with its third-party suppliers and vendors to determine the extent to which the Company is vulnerable to those third-parties' failure to remediate their own Year 2000 issue. Although lack of compliance for Year 2000 issues by third-party suppliers and vendors could have an adverse effect on the Company's business, results of operations and financial condition, the Company expects its Year 2000 compliance efforts to significantly reduce the risk of business interruption and the level of uncertainty the Year 2000 issue may have on its computer systems. A contingency plan will be established upon the completion of Phase 2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on the capitalization of certain software development costs. Adoption of SOP 98-1 is effective for fiscal 1999, and management is currently evaluating the effect this statement may have on the financial statements.

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the accounting for start-up costs. The Company adopted SOP 98-5 in fiscal 1998, and the effect on the financial statements was immaterial.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 is effective for the Company's fiscal 2000. The Company has not yet completed its analysis of any potential impact of SFAS 133 on its financial statements.

    The Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Annual Report and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

          The response to this Item is submitted in a separate section of this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS:

          The directors and executive officers of the Company and their ages as of March 31, 1999 are as follows:

                           NAME                            AGE                  POSITION
                           ----                            ---                  --------

Wayland H. Cato, Jr. * ++...............................   76  Chairman of the Board and
                                                                  Chief Executive Officer

John P. Derham Cato.....................................   48  Vice Chairman of the Board,
                                                                  President and Chief Operating Officer

Edgar T. Cato...........................................   74  Former Vice Chairman of the Board,
                                                                  Co-Founder and Director

Michael O. Moore........................................   48  Executive Vice President, Chief Financial Officer
                                                                  and Secretary

Howard A. Severson......................................   51  Executive Vice President, Chief Real Estate and
                                                                  Store Development Officer, Assistant Secretary
                                                                  and Director

B. Allen Weinstein......................................   52  Executive Vice President and Chief Merchandising
                                                                  Officer of the Cato Division

David P. Kempert........................................   49  Executive Vice President and Chief Store
                                                                  Operations Officer of the Cato Division

C. David Birdwell.......................................   59  Executive Vice President, President and General
                                                                  Manager of the It's Fashion! Division

Stephen R. Clark........................................   56  Senior Vice President, Human Resources and
                                                                  Assistant Secretary

Clarice Cato Goodyear * ++..............................   52  Special Assistant to the Chairman and President,
                                                                  Assistant Secretary and Director

Thomas E. Cato..........................................   44  Vice President, Divisional Merchandise Manager
                                                                  and Director

Robert W. Bradshaw, Jr. * +.............................   65  Director

George S. Currin * +....................................   62  Director

Paul Fulton * + ........................................   64  Director

Grant L. Hamrick * +....................................   60  Director

James H. Shaw * +.......................................   70  Director

A.F. (Pete) Sloan * + ..................................   69  Director


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

         Michael O. Moore joined the Company as Executive Vice President, Chief Financial Officer and Secretary in July 1998. From 1997 to 1998, he was Vice President - Chief Financial Officer of The Party Experience, a specialty retailer of party goods. From 1994 to 1997, he was employed by Davids Bridal, a specialty retailer of bridalwear and related merchandise, as Executive Vice President - Chief Financial Officer. From 1984 to 1994, he was employed by Bloomingdales where his most recent position was Senior Vice President - Chief Financial Officer.

         Howard A. Severson has been an officer of the Company since 1985. He currently serves as Executive Vice President, Chief Real Estate and Store Development Officer and Assistant Secretary and has been a director since March 1995. Prior to joining the Company, Mr. Severson served for five years as the Director of Real Estate for Minnesota Fabric Company, a Charlotte based retail fabric store chain.

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

         C. David Birdwell joined the Company as Executive Vice President, President and General Manager of the It's Fashion! Division in October 1996. From 1994 to 1996, he was employed as President/General Merchandise Manager of Allied Stores, a family apparel chain headquartered in Savannah, Georgia. In 1993, he was Executive Vice President/General Merchandise Manager of Ambers, Inc., based in Dallas, Texas. From 1989 to 1992, he was employed as a Chartered Financial Consultant with Jefferson Pilot, based in Greensboro, North Carolina. From 1985 to 1989, he was President/CEO of Maxway Stores, a discount chain headquartered in Sanford, North Carolina.

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

         Thomas E. Cato has been employed by the Company since 1977, has served as an officer since 1986 and has been a director since 1993. He currently serves as Vice President, Divisional Merchandise Manager. Mr. Thomas Cato is a son of Mr. Wayland H. Cato, Jr.

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

         Paul Fulton has been a director of the Company since 1994. He currently serves as Chairman and Chief Executive Officer for Bassett Furniture Industries, Inc. From January 1994 until 1997, Mr. Fulton served as Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill. From July 1988 to December 1993, Mr. Fulton served as President of Sara Lee Corporation. Mr. Fulton is currently a director of Sonoco Products, Bank America Corporation, Lowe's Companies, Inc., Bassett Furniture Industries, Inc. and Hudson's Bay Company.

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

         A.F. (Pete) Sloan has been a director of the Company since 1994. Mr. Sloan was Chairman of the Board of Lance, Inc. where he was employed from 1955 until his retirement in 1990. Mr. Sloan is currently a director of Bassett Furniture Industries, Inc. and Richfood Holdings, Inc.

ITEM 11.  EXECUTIVE COMPENSATION:

         Incorporated by reference to Registrant's proxy statement for 1999 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Incorporated by reference to Registrant's proxy statement for 1999 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Incorporated by reference to Registrant's proxy statement for 1999 annual stockholders' meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

 (a) 1. & 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

         The response to this portion of Item 14 is submitted as a separate section of this report.

 (a) 3.  LIST OF EXHIBITS

         See Exhibit Index at page 46 of this annual report.

 (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended January 30, 1999.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED JANUARY 30, 1999

                              THE CATO CORPORATION

                           CHARLOTTE, NORTH CAROLINA

ITEM 14(A) 1. AND 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
           SCHEDULE:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:


           Independent Auditors' Report............................Page  24
           Consolidated Statements of Income.......................Page  25
           Consolidated Balance Sheets.............................Page  26
           Consolidated Statements of Cash Flows ..................Page  27
           Consolidated Statements of Stockholders' Equity.........Page  28
           Notes to Consolidated Financial Statements..............Pages 29 - 44

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II - Valuation and qualifying accounts....................Page  45

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF THE CATO CORPORATION

We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP



Charlotte, North Carolina
March 12, 1999

                              The Cato Corporation
                       Consolidated Statements of Income

                                                                      Fiscal Year Ended

                                                           JANUARY 30,    January 31,   February 1,
                                                              1999           1998          1997
                                                           ----------------------------------------
                                                         (Dollars in thousands, except per share data)

REVENUES
Retail sales                                                $524,381      $496,851      $477,011
Other income (principally finance and layaway charges)        19,283        15,597        14,498
                                                            --------      --------      --------

Total revenues                                               543,664       512,448       491,509
                                                            --------      --------      --------

COSTS AND EXPENSES
Cost of goods sold                                           371,005       354,627       344,919
Selling, general and administrative                          127,986       124,439       121,600
Depreciation                                                   7,638         7,713         8,330
Interest                                                         240           262           262
Closed store expense                                            --            --           5,500
                                                            --------      --------      --------

Total operating expenses                                     506,869       487,041       480,611
                                                            --------      --------      --------

INCOME BEFORE INCOME TAXES                                    36,795        25,407        10,898
Income tax expense                                            12,878         8,006         3,869
                                                            --------      --------      --------

NET INCOME                                                  $ 23,917      $ 17,401      $  7,029
                                                            ========      ========      ========

BASIC EARNINGS PER SHARE                                    $    .87      $    .62      $    .25
                                                            ========      ========      ========

DILUTED EARNINGS PER SHARE                                  $    .85      $    .62      $    .25
                                                            ========      ========      ========

DIVIDENDS PER SHARE                                         $    .19      $    .16      $    .16
                                                            ========      ========      ========

See notes to consolidated financial statements.

                              The Cato Corporation
                          Consolidated Balance Sheets

                                                                             JANUARY 30,     January 31,
                                                                                1999            1998
                                                                             ---------------------------
                                                                                (Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents                                                     $ 44,068        $ 41,644
Short-term investments                                                          42,141          27,843
Accounts receivable, net of allowance for doubtful accounts of
   $4,201 at January 30, 1999 and $3,701 at January 31, 1998                    44,536          47,186
Merchandise inventories                                                         61,112          64,226
Deferred income taxes                                                            3,372           2,958
Prepaid expenses                                                                 2,374           1,686
                                                                              --------        --------
   Total Current Assets                                                        197,603         185,543
Property and Equipment - net                                                    54,740          49,801
Other Assets                                                                     6,170           6,093
                                                                              --------        --------
   Total Assets                                                               $258,513        $241,437
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                              $ 52,391        $ 52,931
Accrued expenses                                                                20,991          17,244
Income taxes                                                                       197           2,041
                                                                              --------        --------
   Total Current Liabilities                                                    73,579          72,216
Deferred Income Taxes                                                            5,922           5,296
Other Noncurrent Liabilities (primarily deferred rent)                           6,778           6,409

Stockholders' Equity:
   Preferred Stock, $100 par value per share, 100,000 shares                      --              --
     authorized, none issued
   Class A Common Stock, $.033 par value per share, 50,000,000 shares authorized; 24,070,519 shares issued at January 30, 1999
     and 23,502,647 shares issued at January 31, 1998                              802             783
   Convertible Class B Common Stock, $.033 par value per share,
     15,000,000 shares authorized; 5,264,317 shares issued and
     outstanding at January 30, 1999 and January 31, 1998                          176             176
   Additional paid-in capital                                                   69,878          64,187
   Retained earnings                                                           120,590         101,537
                                                                              --------        --------
                                                                               191,446         166,683
   Less Class A Common Stock in treasury, at cost (2,368,000 shares at
     January 30, 1999 and 1,371,500 shares at January 31, 1998)                 19,212           9,167
                                                                              --------        --------
   Total Stockholders' Equity                                                  172,234         157,516
                                                                              --------        --------
   Total Liabilities and Stockholders' Equity                                 $258,513        $241,437
                                                                              ========        ========


See notes to consolidated financial statements.

                              The Cato Corporation
                     Consolidated Statements of Cash Flows

                                                                          Fiscal Year Ended

                                                           JANUARY 30,      January 31,       February 1,
                                                               1999            1998               1997
                                                           ----------------------------------------------
                                                                        (Dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $ 23,917         $ 17,401         $  7,029
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                7,638            7,713            8,330
   Amortization of investment premiums                           123               95              183
   Provision for doubtful accounts                             4,081            3,675            3,585
   Deferred income taxes                                          38              496             (771)
   Loss on disposal of property and equipment                    942            1,196              412
   Changes in operating assets and liabilities which
     provided (used) cash:
     Accounts receivable                                      (1,431)          (7,669)          (6,985)
     Merchandise inventories                                   3,114             (258)          (5,528)
     Other assets                                               (765)            (148)             (51)
     Accrued income taxes                                       (463)             760              251
     Accounts payable and other liabilities                    3,705           15,674            9,176
                                                            --------         --------         --------

Net cash provided by operating activities                     40,899           38,935           15,631
                                                            --------         --------         --------

INVESTING ACTIVITIES
Expenditures for property and equipment                      (13,519)          (7,377)          (8,371)
Purchases of short-term investments                          (24,624)         (24,553)         (23,312)
Sales of short-term investments                               10,717           30,122           11,164
                                                            --------         --------         --------

Net cash used in investing activities                        (27,426)          (1,808)         (20,519)
                                                            --------         --------         --------

FINANCING ACTIVITIES
Dividends paid                                                (5,204)          (4,510)          (4,558)
Purchases of treasury stock                                  (10,112)          (8,188)            (756)
Proceeds from employee stock purchase plan                       336              234              279
Proceeds from stock options exercised                          3,931              388              333
                                                            --------         --------         --------

Net cash used in financing activities                        (11,049)         (12,076)          (4,702)
                                                            --------         --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents           2,424           25,051           (9,590)
Cash and Cash Equivalents at Beginning of Year                41,644           16,593           26,183
                                                            --------         --------         --------
Cash and Cash Equivalents at End of Year                    $ 44,068         $ 41,644         $ 16,593
                                                            ========         ========         ========

See notes to consolidated financial statements.

                              The Cato Corporation
                Consolidated Statements of Stockholders' Equity


                                                                           CONVERTIBLE
                                                              CLASS A         CLASS B        ADDITIONAL
                                                              COMMON          COMMON          PAID-IN        RETAINED       TREASURY
                                                               STOCK           STOCK          CAPITAL        EARNINGS         STOCK
                                                             -----------------------------------------------------------------------
                                                                                      (Dollars in thousands)
BALANCE -- FEBRUARY 3, 1996                                  $    773        $    176        $ 62,665       $ 86,291       $    223
*Comprehensive income:
    Net income                                                                                                 7,029
    Unrealized losses on available for sale securities,
    net of deferred income tax benefit of $58,000                                                               (106)
Dividends paid ($.16 per share)                                                                               (4,558)
Class A Common Stock sold through employee
   stock purchase plan -- 51,506 shares                             2                             277
Class A Common Stock sold through stock
   option plans -- 110,250 shares                                   3                             330
Purchase of treasury shares-- 135,000 shares                                                                                    756
                                                             --------        --------        --------       --------       --------
BALANCE -- FEBRUARY 1, 1997                                       778             176          63,272         88,656            979
*Comprehensive income:
    Net income                                                                                                17,401
    Unrealized losses on available for sale securities,
    net of deferred income taxes of $5,000                                                                       (10)
Dividends paid ($.16 per share)                                                                               (4,510)
Class A Common Stock sold through employee
   stock purchase plan -- 47,194 shares                             2                             232
Class A Common Stock sold through stock
   option plans -- 89,050 shares                                    3                             385
Income tax benefit from stock options exercised                                                   298
Purchase of treasury shares -- 1,196,500 shares                                                                               8,188
                                                             --------        --------        --------       --------       --------
BALANCE -- JANUARY 31, 1998                                       783             176          64,187        101,537          9,167
*Comprehensive income:
    Net income                                                                                                23,917
    Unrealized gains on available for sale securities,
    net of deferred income taxes of $174,000                                                                     340
Dividends paid ($.19 per share)                                                                               (5,204)
Class A Common Stock sold through employee
   stock purchase plan -- 37,122 shares                             1                             335
Class A Common Stock sold through stock
   option plans -- 530,750 shares                                  18                           3,913
Income tax benefit from stock options exercised                                                 1,381
Purchase of treasury shares -- 1,006,500 shares                                                                              10,112
Contribution of treasury stock to Employee Stock
  Purchase Plan -- 10,000 shares                                                                   62                           (67)
                                                             --------        --------        --------       --------       --------
BALANCE -- JANUARY 30, 1999                                  $    802        $    176        $ 69,878       $120,590       $ 19,212
                                                             ========        ========        ========       ========       ========


*Total comprehensive income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 was $24,257, $17,391 and $6,923, respectively.

See notes to consolidated financial statements.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of Consolidation -- The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated.

    Description of Business and Fiscal Year -- The Company has principally two segments of business -- operation of women's apparel specialty stores and a credit card division. The Company's stores operate under the names Cato, Cato Fashions, Cato Plus and It's Fashion! and are located primarily in strip shopping centers in the Southeast. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 each included fifty-two weeks.

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

    Cash and Cash Equivalents and Short-Term Investments -- Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

    The Company's short-term investments held at January 30, 1999 and January 31, 1998 are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

    Accounts Receivable -- Accounts receivable include customer trade accounts, customer layaway receivables and miscellaneous trade receivables. Customer receivables related to layaway sales are reflected net of a reserve for unrealized profit. Net layaway receivables totaled approximately $308,000 and $1,749,000 at January 30, 1999 and January 31, 1998, respectively.

    Supplemental Cash Flow Information -- Interest paid during the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 was $193,000, $255,000 and $308,000, respectively. Income tax payments, net of refunds received, for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were $13,394,000, $6,754,000 and $4,324,000, respectively.

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

    Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets, which are as follows:

-------------------------------------------

                                ESTIMATED
CLASSIFICATION                USEFUL LIVES
-------------------------------------------
Land improvements                 10 years
Buildings                    30 - 40 years
Leasehold improvements        5 - 10 years
Fixtures and equipment        3 - 10 years

-------------------------------------------

    Retail Sales -- Revenues from retail sales (including layaway transactions) are recognized at the time of the sale, net of returns, and exclude sales taxes.

    Advertising -- Advertising costs are expensed in the period in which they are incurred. Advertising expense was $5,755,000, $7,334,000 and $8,898,000 for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

    Earnings Per Share -- Basic earnings per share excludes dilution of stock options and is computed by dividing net earnings by the weighted-average number of Class A and Class B common shares outstanding for the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 27,522,582, 28,058,934 and 28,499,843 for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 659,003, 73,450 and 69,732 for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 28,181,585, 28,132,384 and 28,569,575 for the fiscal years ended January 30,
1999, January 31, 1998 and February 1, 1997, respectively.

    Income Taxes -- The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

    Store Opening and Closing Costs -- Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred. The Company evaluates all long-lived assets, including certain identifiable intangibles related to those assets, for impairment. Impairment losses are recognized when expected future cash flows from the use of the assets are less than the assets' carrying values.

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

    Recent Accounting Pronouncements -- In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on the capitalization of certain software development costs. Adoption of SOP 98-1 is effective for fiscal 1999, and management is currently evaluating the effect this statement may have on the financial statements.

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the accounting for start-up costs. The Company adopted SOP 98-5 in fiscal 1998, and the effect on the financial statements was immaterial.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 is effective for the Company's fiscal 2000. The Company has not yet completed its analysis of any potential impact of SFAS 133 on its financial statements.

    Reclassifications -- Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with classifications used for the 1998 fiscal year.

2.  SHORT-TERM INVESTMENTS:

    Short-term investments at January 30, 1999 include the following:

-------------------------------------------------------------------------------
                                                                   ESTIMATED
                                                 UNREALIZED          FAIR
SECURITY TYPE                      COST            GAINS             VALUE
-------------------------------------------------------------------------------
                                               (In thousands)

Obligations of states and
   political subdivisions       $   41,796       $     345       $     42,141
Corporate debt securities             --              --                 --
                                -----------      ----------      -------------
Total                           $   41,796       $     345       $     42,141
                                ===========      ==========      =============

-------------------------------------------------------------------------------

    Short-term investments at January 31, 1998 include the following:

-------------------------------------------------------------------------------
                                                                   ESTIMATED
                                                 UNREALIZED          FAIR
SECURITY TYPE                      COST           (LOSSES)           VALUE
-------------------------------------------------------------------------------
                                               (In thousands)

Obligations of states and
   political subdivisions       $   26,012       $     (94)      $     25,918
Corporate debt securities            2,000             (75)             1,925
                                -----------      ----------      -------------
Total                           $   28,012       $    (169)      $     27,843
                                ===========      ==========      =============

--------------------------------------------------------------------------------

    The unrealized gains at January 30, 1999 of $224,000, net of an income tax expense of $121,000, and the unrealized losses at January 31, 1998 of $116,000, net of an income tax benefit of $53,000, are reflected in other comprehensive income.

    The amortized cost and estimated fair value of debt securities at January 30, 1999, by contractual maturity, are shown below:

-------------------------------------------------------------------------------
                                                                   ESTIMATED
                                                                      FAIR
SECURITY TYPE                                COST                    VALUE
-------------------------------------------------------------------------------
                                                     (In thousands)

Due in one year or less                    $   7,148              $      7,112
Due in one year through three years           34,648                    35,029
                                           ----------             -------------
Total                                      $  41,796              $     42,141
                                           ==========             =============

-------------------------------------------------------------------------------

3.  ACCOUNTS RECEIVABLE:

    Accounts receivable consist of the following:

-------------------------------------------------------------------------------
                                           JANUARY 30,           January 31,
                                              1999                  1998
                                         --------------------------------------
                                                      (In thousands)

Customer accounts - principally
   deferred payment accounts               $     46,913           $    48,948
Miscellaneous trade receivables                   1,824                 1,939
                                           -------------          ------------
   Total                                         48,737                50,887
Less allowance for doubtful accounts              4,201                 3,701
                                           -------------          ------------
Accounts receivable - net                  $     44,536           $    47,186
                                           =============          ============

-------------------------------------------------------------------------------

    Finance charge and late charge revenue on customer deferred payment accounts totaled $11,113,000, $8,262,000 and $6,937,000 for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, and the provision for doubtful accounts was $4,081,000, $3,675,000 and $3,585,000, for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses.

4.  PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

---------------------------------------------------------------------------
                                      JANUARY 30,          January 31,
                                         1999                  1998
                                    --------------------------------------
                                               (In thousands)

Land and improvements                $       1,709         $     1,661
Buildings                                   15,784              15,445
Leasehold improvements                      19,190              17,484
Fixtures and equipment                      66,817              61,635
Construction in progress                     3,449                 298
                                     --------------        ------------
   Total                                   106,949              96,523
Less accumulated depreciation               52,209              46,722
                                     --------------        ------------
Property and equipment - net         $      54,740         $    49,801
                                     ==============        ============

--------------------------------------------------------------------------

5.  ACCRUED EXPENSES:

    Accrued expenses consist of the following:

--------------------------------------------------------------------------
                                      JANUARY 30,          January 31,
                                         1999                  1998
                                     -------------------------------------
                                               (In thousands)

Accrued bonus and retirement
   savings plan contributions        $       6,371         $     3,761
Accrued payroll and related items            2,705               2,492
Closed store lease obligations               2,168               2,901
Property and other taxes                     2,266               1,451
Accrued health care                          2,068                 938
Other                                        5,413               5,701
                                     --------------        ------------
Total accrued expenses               $      20,991         $    17,244
                                     ==============        ============

-------------------------------------------------------------------------

6.  FINANCING ARRANGEMENTS:

    At January 30, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until May 2001. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding under the agreement at January 30, 1999 or January 31, 1998.

    The Company had approximately $5,524,000 and $7,641,000 at January 30, 1999 and January 31, 1998, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. Upon satisfaction of the terms of the letters of credit, the Company is obligated to pay the issuing bank the dollar amount of the commitment.

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

    In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the "Plan"). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 worth of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 37,122 shares and 47,194 shares for the years ended January 30, 1999 and January 31, 1998, respectively.

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

    Option plan activity for the three fiscal years ended January 30, 1999 is set forth below:

--------------------------------------------------------------------------------
                                                   RANGE OF         WEIGHTED
                                OPTIONS             OPTION          AVERAGE
                              OUTSTANDING           PRICES           PRICE
                            ----------------------------------------------------

Outstanding options,
   February 3, 1996            3,017,800       $  1.42 -  $  8.42    $  7.28
     Granted                      76,000          4.94 -     9.31       6.70
     Exercised                  (110,250)         1.42 -     7.69       3.03
     Cancelled                  (151,800)         2.09 -     7.81       7.61
                            ------------
Outstanding options,
   February 1, 1997            2,831,750          1.42 -     9.31       7.41
     Granted                   1,023,000          5.03 -     9.25       8.10
     Exercised                   (89,050)         1.42 -     7.69       4.36
     Cancelled                  (979,968)         6.97 -     8.25       7.51
                            ------------
Outstanding options,
   January 31, 1998            2,785,732          1.50 -     9.31       7.73
     Granted                     302,000         10.66 -    14.59      13.03
     Exercised                  (530,750)         1.50 -     9.31       7.38
     Cancelled                   (95,000)         4.94 -    12.56       7.63
                            ------------
Outstanding options,
   January 30, 1999            2,461,982       $  1.50 -  $ 14.59    $  8.45
                            ============                             ========

--------------------------------------------------------------------------------

    The following tables summarize information about stock options outstanding at January 30, 1999:

--------------------------------------------------------------------------------
                                         Options Outstanding
                     -----------------------------------------------------------
                                            Weighted
                                             Average              Weighted
       Range of          Number             Remaining              Average
   Exercise Prices     Outstanding      Contractual Life       Exercise Price
--------------------------------------------------------------------------------
$  1.50 -  $   7.63          838,782       3.49 years              $   7.35
$  7.96 -  $   8.25        1,293,000       7.86 years              $   8.08
$  9.25 -  $  14.59          330,200       9.64 years              $  12.69
                       --------------
$  1.50 -  $  14.59        2,461,982       6.61 years              $   8.45
                       ==============

--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                         Options Exercisable
                       --------------------------------------------------------
                                                                Weighted
       Range of             Number                               Average
   Exercise Prices       Exercisable                         Exercise Price
-------------------------------------------------------------------------------
$  1.50 -  $   7.63            777,782                            $  7.52
$  7.96 -  $   8.25            414,400                            $  7.95
$  9.25 -  $  14.59              4,000                            $  9.31
                        ---------------
$  1.50 -  $  14.59          1,196,182                            $  7.68
                        ===============

-------------------------------------------------------------------------------

    Outstanding options at January 30, 1999 covered 517,000 shares of Class B Common Stock and 1,944,982 shares of Class A Common Stock. Outstanding options at January 31, 1998 covered 317,000 shares of Class B Common Stock and 2,468,732 shares of Class A Common Stock. Options available to be granted under the option plans were 184,368 shares at January 30, 1999 and 391,368 shares at January 31, 1998.

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 1998, 1997 and 1996 stock options granted been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted earnings per share amounts for fiscal 1998, 1997 and 1996 would approximate the following proforma amounts (dollars in thousands, except per share data):

------------------------------------------------------------------
                                       AS REPORTED        PROFORMA
                                    ------------------------------
Net Income-- Fiscal 1998               $  23,917         $  22,822
Basic Earnings Per Share               $     .87         $     .83
Diluted Earnings Per Share             $     .85         $     .81

Net Income-- Fiscal 1997               $  17,401         $  16,476
Basic Earnings Per Share               $     .62         $     .59
Diluted Earnings Per Share             $     .62         $     .59

Net Income-- Fiscal 1996               $   7,029         $   6,668
Basic Earnings Per Share               $     .25         $     .23
Diluted Earnings Per Share             $     .25         $     .23

-------------------------------------------------------------------

    The fair value of each option granted during fiscal 1998, 1997 and 1996 is estimated as $6.71, $4.02 and $3.34 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 1998, 1997 and 1996, respectively: expected dividend yield of 2.20%, 1.49% and 2.67%; expected volatility of 66.44%, 58.14% and 59.24%, adjusted for expected dividends; risk-free interest rate of 5.07%, 5.44% and 6.69%; and an expected life of 5 years, 5 years and 4 years. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

    In February 1999, the Board of Directors increased the quarterly dividend by 10% from $.05 per share to $.055 per share.

    In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the components of comprehensive income to be disclosed in the financial statements. Total comprehensive income is composed of net income and unrealized gains or losses on available-for-sale securities. Total comprehensive income for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 is as follows:

--------------------------------------------------------------------------------
                                                    Fiscal Year Ended

                                       JANUARY 30,    January 31,    February 1,
                                          1999          1998            1997
                                       -----------------------------------------
                                                     (In thousands)

Net income                               $23,917        $17,401       $7,029
Unrealized gains (losses) on
  available for sale securities,
  net of taxes                               340            (10)        (106)
                                         -------        -------       ------

Total comprehensive income               $24,257        $17,391       $6,923
                                         =======        =======       ======

--------------------------------------------------------------------------------

    The following schedule summarizes the activity in other comprehensive income for the year ended January 30, 1999 (in thousands):

------------------------------------------------------------------------------------------------------
                                                  Pre-tax           Tax Expense        Net of Tax
                                               -------------------------------------------------------

Net unrealized gains arising during the year    $        299          $        99     $         200
Add: Reclassification adjustments for
   losses included in net income                         215                   75               140
                                                -------------         ------------    --------------

Other comprehensive income                      $        514          $       174     $         340
                                                =============         ============    ==============

------------------------------------------------------------------------------------------------------

8.  EMPLOYEE BENEFIT PLANS:

    The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution and further Company contributions, at the discretion of the Board of Directors, based on a formula of percentages of pre-tax profits. The Company's contributions for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 were approximately $1,606,000, $1,177,000 and $798,000, respectively. The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The contributions for the fiscal years ended January 30, 1999 and January 31, 1998 were $531,000 and $130,000, respectively. No contribution was made to the ESOP for the year ended February 1, 1997. The Company is self-insured with respect to employee health, workers compensation and general liability claims. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. The Company has stop-loss insurance coverage for individual claims in excess of $200,000. Contributions to the VEBA trust were $4,177,000, $3,854,000 and $3,200,000 in fiscal 1998, 1997 and 1996, respectively.

9.  LEASES:

    The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options, and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three-to seven-year periods. The Company has an agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment. These leases, which do not meet criteria for capital lease accounting, are being accounted for as operating leases and have terms of seven years. However, these leases may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company cancelled the leases, the purchase price for the equipment would be approximately $11,381,000.

    The minimum commitments relating to future payments under non-cancelable operating leases are (in thousands):

-------------------------------------------------------

FISCAL YEAR
-------------------------------------------------------
1999                                        $   27,501
2000                                            20,582
2001                                            16,889
2002                                            12,350
2003                                             6,408
Thereafter                                       2,787
                                            ----------
Total minimum lease payments                $   86,517
                                            ===========

-------------------------------------------------------

    The following schedule shows the composition of total rental expense for all leases:

------------------------------------------------------------------------------------

                                          Fiscal Year Ended

                          JANUARY 30,           January 31,           February 1,
                              1999                  1998                   1997
                        ------------------------------------------------------------
                                              (In thousands)

Minimum rentals          $      30,313         $      29,660         $      30,028
Contingent rent                    270                   226                   218
                         --------------        --------------        --------------
Total rental expense     $      30,583         $      29,886         $      30,246
                         ==============        ==============        ==============

------------------------------------------------------------------------------------

10. INCOME TAXES:

    The provision for income taxes consists of the following:

--------------------------------------------------------------------------------------
                                            Fiscal Year Ended

                             JANUARY 30,         January 31,            February 1,
                                 1999                1998                   1997
                            ----------------------------------------------------------
                                                (In thousands)
Current income taxes:
   Federal                   $    12,502          $     6,825          $      4,056
   State                             338                  685                   584
                             ------------         ------------         -------------
     Total                        12,840                7,510                 4,640
                             ------------         ------------         -------------
Deferred income taxes:
   Federal                          (190)                 205                  (477)
   State                             228                  291                  (294)
                             ------------         ------------         -------------
     Total                            38                  496                  (771)
                             ------------         ------------         -------------
Total income tax expense     $    12,878          $     8,006          $      3,869
                             ============         ============         =============

--------------------------------------------------------------------------------------

    Significant components of the Company's deferred tax assets and liabilities as of January 30, 1999 and January 31, 1998 are as follows:

-------------------------------------------------------------------------------

                                         JANUARY 30,             January 31,
                                              1999                   1998
                                        ---------------------------------------
                                                   (In thousands)
Deferred tax assets:
   Bad debt reserve                       $   1,623              $   1,432
   Inventory valuation                        1,134                  1,197
   Unrealized losses on short-term
     investments                                 --                     53
   Reserves                                     958                  1,202
                                          ----------             ----------
     Total deferred tax assets                3,715                  3,884
                                          ----------             ----------
Deferred tax liabilities:
   Tax over book depreciation                 6,326                  6,426
   Unrealized gains on short-term
investments                                     121                     --
   Other, net                                  (182)                  (204)
                                          ----------             ----------
     Total deferred tax liabilities           6,265                  6,222
                                          ----------             ----------
Net deferred tax liabilities              $   2,550              $   2,338
                                          ==========             ==========
-------------------------------------------------------------------------------

    The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

---------------------------------------------------------------------------------------------

                                                   Fiscal Year Ended

                               JANUARY 30,             January 31,             February 1,
                                   1999                     1998                   1997
                            -----------------------------------------------------------------
Federal income tax rate            35.0 %                 35.0 %                  35.0 %
State income taxes                  1.2                    2.9                     4.0
Other                              (1.2)                  (6.4)                   (3.5)
                                -----------            -----------             -----------
Effective income tax rate          35.0 %                 31.5 %                  35.5 %
                                ===========            ===========             ===========

---------------------------------------------------------------------------------------------

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial results are as follows (in thousands, except per share data):

-------------------------------------------------------------------------------------------------
FISCAL 1998                         FIRST            SECOND            THIRD             FOURTH
-------------------------------------------------------------------------------------------------
Retail sales                      $136,174          $132,573          $113,834          $141,800
Total revenues                     141,044           137,176           118,600           146,844
Cost of goods sold                  89,179            93,864            81,364           106,598
Net income                          11,117             5,635             2,809             4,356
Basic earnings per share          $    .40          $    .20          $    .10          $    .16
Diluted earnings per share        $    .39          $    .20          $    .10          $    .16

FISCAL 1997
-------------------------------------------------------------------------------------------------
Retail sales                      $123,251          $120,901          $109,886          $142,813
Total revenues                     127,500           124,451           113,743           146,754
Cost of goods sold                  83,056            85,954            80,028           105,589
Net income                           8,020             3,776             1,390             4,215
Basic earnings per share          $    .28          $    .13          $    .05          $    .15
Diluted earnings per share        $    .28          $    .13          $    .05          $    .15

-------------------------------------------------------------------------------------------------

12. STORE CLOSINGS:

    In the normal course of business, the Company routinely closes those stores which fail to demonstrate the ability to consistently generate an acceptable return on investment and contribution to corporate overhead. Although such closings generally occur throughout the year as a result of management's ongoing profitability analysis, in the fourth quarter of fiscal 1996 the Company, in an effort to better align store operations with the current apparel industry environment, decided to close 40 underperforming stores by the end of the fiscal year. All of these stores were closed by late January 1997. The costs of closing these stores included the write-off of leasehold improvements and store fixtures that will not be utilized at other stores, employee severance pay and the remaining non-cancelable lease payments. Total costs were $5,500,000, of which $242,000 and $998,000 was unpaid and accrued at January 30, 1999 and January 31, 1998, respectively. The remaining accrued lease payments at January 30, 1999 will be paid over the remaining lease terms which range from 2 to 23 months.

13. REPORTABLE SEGMENT INFORMATION:

    The Company has two reportable segments: retail and credit. The Company operates its women's apparel specialty retail stores in 21 states, principally in the Southeast. The Company offers its own credit card to its customers, and all credit authorizations, payment processing, and collection efforts are performed by a separate division of the Company.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

    The following schedule summarizes certain segment information (in thousands):

--------------------------------------------------------------------------------

FISCAL 1998                     Retail            Credit              Total
--------------------------------------------------------------------------------
Revenues                     $    532,330        $   11,334        $    543,664
Depreciation                        7,613                25               7,638
Interest expense                      192                48                 240
Income before taxes                33,044             3,751              36,795
Total assets                      200,946            57,567             258,513
Capital expenditures               13,459                60              13,519

FISCAL 1997
--------------------------------------------------------------------------------
Revenues                     $    503,914        $    8,534        $    512,448
Depreciation                        7,685                28               7,713
Interest expense                      262                --                 262
Income before taxes                24,535               872              25,407
Total assets                      197,871            43,566             241,437
Capital expenditures                7,377                --               7,377

FISCAL 1996
--------------------------------------------------------------------------------
Revenues                     $    484,292        $    7,217        $    491,509
Depreciation                        8,277                53               8,330
Interest expense                      262                --                 262
Income (loss) before taxes         11,160              (262)             10,898
Total assets                      180,361            37,882             218,243
Capital expenditures                8,371                --               8,371
--------------------------------------------------------------------------------

14. COMMITMENTS AND CONTINGENCIES:

    Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $1,347,000, $970,000 and $1,158,000 in fiscal 1998, 1997 and
1996, respectively. The Company had approximately $1,600,000 at January 30, 1999 and $1,832,000 at January 31, 1998, respectively, of outstanding letters of credit relating to such claims. See Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

    The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                      Allowance                      Reserve
                                                                         for                           for
                                                                      Doubtful                       Rental
                                                                    Accounts (a)                 Commitments (b)
                                                                 --------------------         ----------------------
                                                                                   (In thousands)

Balance at February 3, 1996                                       $    3,401                     $      659
   Additions charged to costs and expenses                             3,585                            926
   Additions (Deductions) charged to other accounts                      896    (d)                       -
   Deductions                                                         (4,481)   (c)                    (668)
                                                                 --------------------         ----------------------

Balance at February 1, 1997                                            3,401                            917
   Additions charged to costs and expenses                             3,675                          2,001
   Additions (Deductions) charged to other accounts                      853    (d)                       -
   Deductions                                                         (4,228)   (c)                  (1,015)
                                                                 --------------------         ----------------------

Balance at January 31, 1998                                            3,701                          1,903
   Additions charged to costs and expenses                             4,081                          1,799
   Additions (Deductions) charged to other accounts                      856    (d)                       -
   Deductions                                                         (4,437)   (c)                  (1,776)
                                                                 --------------------         ----------------------

Balance at January 30, 1999                                       $    4,201                     $    1,926
                                                                 ====================         ======================



(a)  Deducted from trade accounts receivable.

(b) Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c)  Uncollectible accounts written off.

(d)  Recoveries of amounts previously written off.

                                 EXHIBIT INDEX

DESIGNATION OF
   EXHIBIT                                                                 PAGE
--------------                                                             ----
     21           Subsidiaries of the Registrant..........................  47

     23           Consent of Independent Auditors.........................  48

     27           Financial Data Schedule (For SEC use only)..............

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Cato Corporation

By     /s/  Wayland H. Cato, Jr.                               By    /s/  Robert M. Sandler
     -------------------------------------------------             -------------------------------------------------
     Wayland H. Cato, Jr.                                          Robert M. Sandler
     Chairman of the Board and                                     Senior Vice President
     Chief Executive Officer                                       Controller

By     /s/  Michael O. Moore
     -------------------------------------------------
     Michael O. Moore
     Executive Vice President
     Chief Financial Officer and Secretary


Date:  April 22, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/  Wayland H. Cato, Jr.                                      /s/  Robert W. Bradshaw, Jr.
-------------------------------------------------------        -----------------------------------------------------
                Wayland H. Cato, Jr.                                         Robert W. Bradshaw, Jr.
                     (Director)                                                     (Director)

/s/  John P. Derham Cato                                       /s/  George S. Currin
------------------------------------------------------         -----------------------------------------------------
                 John P. Derham Cato                                             George S. Currin
                     (Director)                                                     (Director)

/s/  Edgar T. Cato                                             /s/  Paul Fulton
------------------------------------------------------         -----------------------------------------------------
                    Edgar T. Cato                                                  Paul Fulton
                     (Director)                                                     (Director)

/s/  Howard A. Severson                                        /s/  Grant L. Hamrick
------------------------------------------------------         -----------------------------------------------------
                 Howard A. Severson                                              Grant L. Hamrick
                     (Director)                                                     (Director)

/s/  Clarice Cato Goodyear                                     /s/  James H. Shaw
------------------------------------------------------         -----------------------------------------------------
                Clarice Cato Goodyear                                             James H. Shaw
                     (Director)                                                     (Director)

/s/  Thomas E. Cato                                            /s/  A.F. (Pete) Sloan
------------------------------------------------------         -----------------------------------------------------
                   Thomas E. Cato                                               A.F. (Pete) Sloan
                     (Director)                                                     (Director)