Form 10-Q
period 1999-05-01
CATO CORP
filed 1999-06-10
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 1, 1999
                               ---------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT 1934

For the transition period from ________________to__________________


Commission file number    0-3747
                        ----------

                      THE CATO CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             56-0484485
------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                    Identification No.)

             8100 Denmark Road, Charlotte, North Carolina 28273-5975
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   [X]    No   [ ]

As of May 14, 1999, there were 21,227,474 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                   MAY 1, 1999


                                TABLE OF CONTENTS



                                                                     Page
                                                                      No.
                                                                     ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

             Consolidated Statements of Income                            2

             Consolidated Balance Sheets                                  3

             Consolidated Statements of Cash Flows                        4

             Notes to Consolidated Financial Statements               5 - 6

             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      7 - 9


PART II - OTHER INFORMATION                                         10 - 11

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                        THREE MONTHS ENDED
                                                                    --------------------------
                                                                     MAY 1,            May 2,
                                                                      1999              1998
                                                                    --------          --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                    $153,383          $136,174
    Other income (principally finance and layaway charges)             4,872             4,870
                                                                    --------          --------
       Total revenues                                                158,255           141,044
                                                                    --------          --------

COSTS AND EXPENSES
    Cost of goods sold                                               100,169            89,179
    Selling, general and administrative                               34,922            33,090
    Depreciation                                                       2,023             1,865
    Interest                                                               6                66
                                                                    --------          --------
       Total expenses                                                137,120           124,200
                                                                    --------          --------

INCOME BEFORE INCOME TAXES                                            21,135            16,844
    Income taxes                                                       7,397             5,727
                                                                    --------          --------
NET INCOME                                                          $ 13,738          $ 11,117
                                                                    ========          ========

BASIC EARNINGS PER SHARE                                            $    .52          $    .40
                                                                    ========          ========

DILUTED EARNINGS PER SHARE                                          $    .51          $    .39
                                                                    ========          ========

DIVIDENDS PER SHARE                                                 $   .055          $   .045
                                                                    ========          ========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                      MAY 1,        May 2,      January 30,
                                                                                      1999          1998           1999
                                                                                   (UNAUDITED)   (Unaudited)
                                                                                   -----------   -----------    ----------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                                        $ 42,861      $ 39,038      $ 44,068
    Short-term investments                                                             53,273        43,342        42,141
    Accounts receivable - net                                                          44,165        44,212        44,536
    Merchandise inventories                                                            75,457        72,968        61,112
    Deferred income taxes                                                               3,475         3,001         3,372
    Prepaid expenses                                                                    2,646         4,034         2,374
                                                                                     --------      --------      --------
       Total Current Assets                                                           221,877       206,595       197,603
Property and Equipment - net                                                           56,779        49,821        54,740
Other Assets                                                                            6,281         6,176         6,170
                                                                                     --------      --------      --------
             Total                                                                   $284,937      $262,592      $258,513
                                                                                     ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                 $ 66,895      $ 57,734      $ 52,391
    Accrued expenses                                                                   17,425        16,672        20,991
    Income taxes                                                                        7,531         7,751           197
                                                                                     --------      --------      --------
       Total Current Liabilities                                                       91,851        82,157        73,579
Deferred Income Taxes                                                                   5,801         5,296         5,922
Other Noncurrent Liabilities                                                            7,002         6,503         6,778
Stockholders' Equity:
    Class A Common Stock, issued 24,101,474 shares, 23,672,371 shares and
       24,070,519 shares at May 1, 1999, May 2, 1998 and January 30, 1999,
       respectively                                                                       803           788           802
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at May 1, 1999,
       May 2, 1998 and January 30, 1999, respectively                                     176           176           176
Additional paid-in capital                                                             70,147        65,404        69,878
Retained earnings                                                                     132,436       111,368       120,590
                                                                                     --------      --------      --------
                                                                                      203,562       177,736       191,446
LessClass A Common Stock in treasury, at cost (2,874,000 shares at May 1, 1999,
    1,361,500 shares at May 2, 1998, and 2,368,000 shares
    at January 30, 1999, respectively)                                                 23,279         9,100        19,212
                                                                                     --------      --------      --------
       Total Stockholders' Equity                                                     180,283       168,636       172,234
                                                                                     --------      --------      --------
          Total                                                                      $284,937      $262,592      $258,513
                                                                                     ========      ========      ========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                    -----------------------
                                                                                     MAY 1,         May 2,
                                                                                      1999           1998
                                                                                    --------       --------
                                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                                      $ 13,738       $ 11,117

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                    2,023          1,865
       Amortization of investment premiums                                                44             22
       Loss on disposal of property and equipment                                        141            342
       Changes in operating assets and liabilities which provided (used) cash:
          Accounts receivable                                                            371          2,974
          Merchandise inventories                                                    (14,345)        (8,742)
          Other assets                                                                  (383)        (2,431)
          Accrued income taxes                                                         7,334          5,710
          Accounts payable and other liabilities                                      11,693          4,455
                                                                                    --------       --------

    Net cash provided by operating activities                                         20,616         15,312
                                                                                    --------       --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                           (4,203)        (2,227)
    Purchases of short-term investments                                              (14,903)       (16,234)
    Sales of short-term investments                                                    3,088            600
                                                                                    --------       --------

    Net cash used in investing activities                                            (16,018)       (17,861)
                                                                                    --------       --------


FINANCING ACTIVITIES

    Dividends paid                                                                    (1,477)        (1,216)
    Purchases of treasury stock                                                       (4,577)            --
    Proceeds from employee stock purchase plan                                           237            177
    Proceeds from stock options exercised                                                 12            982
                                                                                    --------       --------

    Net cash used in financing activities                                             (5,805)           (57)
                                                                                    --------       --------

    Net Decrease in Cash and Cash Equivalents                                         (1,207)        (2,606)

    Cash and Cash Equivalents at Beginning of Period                                  44,068         41,644
                                                                                    --------       --------

    Cash and Cash Equivalents at End of Period                                      $ 42,861       $ 39,038
                                                                                    ========       ========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 1, 1999 AND MAY 2, 1998

-------------------------------------------------------------------------------


NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company) and all amounts shown at May 1, 1999 and May 2, 1998 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the quarters ended May 1, 1999 and May 2, 1998 was $13,323,000 and $11,047,000, respectively. Total comprehensive income is composed of net income and unrealized losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In March 1999, the Company transferred 63,000 shares of Class A Common Stock from treasury stock to its Employee Stock Ownership Plan as the contribution for the fiscal year ended January 30, 1999. In the first quarter of fiscal 1999, the Company repurchased 569,000 shares of Class A Common Stock for $4,577,000, or an average price of $8.04 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.


NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 26,659,565 shares and 27,499,658 shares for the three months ended May 1, 1999 and May 2, 1998, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 248,834 and 702,228 for the three months ended May 1, 1999 and May 2, 1998, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 26,908,399 and 28,201,886 for the three months ended May 1, 1999 and May 2, 1998, respectively.

THE CATO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MAY 1, 1999 AND MAY 2, 1998

-------------------------------------------------------------------------------


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the three months ended May 1, 1999 and May 2, 1998 was $3,000 and $35,000, respectively. Income tax payments, net of refunds received, for the three months ended May 1, 1999 and May 2, 1998 were $181,000 and $646,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At May 1, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until May 2001. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at May 1, 1999 or May 2, 1998.


NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

Three Months Ended May 1, 1999       Retail       Credit       Total
----------------------------------------------------------------------
Revenues                            $155,396      $2,859      $158,255
Income before taxes                   20,239         896        21,135

Three Months Ended May 2, 1998
----------------------------------------------------------------------
Revenues                            $138,280      $2,764      $141,044
Income before taxes                   16,065         779        16,844

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Consolidated Statements of Income as a percentage of total retail sales:

                                          THREE MONTHS ENDED
                                          ------------------
                                           MAY 1,     May 2,
                                           1999       1998
                                          ------      -----
Total retail sales                         100.0%     100.0%
Total revenues                             103.2      103.6
Cost of goods sold                          65.3       65.5
Selling, general and administrative         22.8       24.3
Income before income taxes                  13.8       12.4
Net income                                   9.0        8.2

COMPARISON OF FIRST QUARTER OF 1999 WITH 1998.


OPERATING RESULTS

Total retail sales for the first quarter were $153.4 million compared to last year's first quarter sales of $136.2 million, a 13% increase. Same-store sales increased 7% in this year's first quarter. The increase in retail sales for the first quarter resulted from the Company's continued everyday low price strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 753 stores at May 1, 1999 compared to 697 stores at the end of last year's first quarter.

Cost of goods sold were 65.3% of total retail sales for the current year's first quarter, compared to 65.5% for last year's first three months. The decrease in cost of goods sold as a percent of retail sales resulted by maintaining timely and aggressive markdowns on slow moving merchandise, eliminating unprofitable promotions and improving inventory flow.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $34.9 million, or 22.8% of retail sales, for this year's first quarter compared to $33.1 million, or 24.3% of retail sales, in last year's first quarter. Expenses remained well controlled and were under planned levels.

LIQUIDITY AND CAPITAL RESOURCES

At May 1, 1999, the Company had working capital of $130.0 million, compared to $124.4 million at May 2, 1998 and $124.0 million at January 30, 1999. Cash provided by operating activities was $20.6 million for the three months ended May 1, 1999, compared to $15.3 million for last year's comparable three month period. The Company had no borrowings under its revolving credit agreement at May 1, 1999 or May 2, 1998. At May 1, 1999, the Company had cash, cash equivalents, and short-term investments of $96.1 million, compared to $82.4 million at May 2, 1998 and $86.2 million at January 30, 1999.

At May 1, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until May 2001. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at May 1, 1999 or May 2, 1998.

Expenditures for property and equipment totaled $4.2 million for the three months ended May 1, 1999, compared to $2.2 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $24 million for the current fiscal year. The Company intends to open approximately 75 new stores, close 10 stores and to relocate 24 stores during the current fiscal year. For the three months ended May 1, 1999, the Company had opened 21 new stores, relocated 6 stores, and closed none.

In May 1999, the Board of Directors increased the quarterly dividend by 36% from $.055 per share to $.075 per share.

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

         (B) No Reports on Form 8-K were filed during the quarter ended May 1, 1999.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE CATO CORPORATION



    June 10, 1999                          /s/ Wayland H. Cato, Jr.
--------------------------------           ------------------------------------
        Date                               Wayland H. Cato, Jr.
                                           Chairman of the Board


    June 10, 1999                          /s/ John P. Derham Cato
--------------------------------           ------------------------------------
        Date                               John P. Derham Cato
                                           Vice Chairman of the Board
                                           President and Chief Executive Officer


    June 10, 1999                          /s/ Michael O. Moore
--------------------------------           ------------------------------------
        Date                               Michael O. Moore
                                           Executive Vice President
                                           Chief Financial Officer and Secretary