Form 10-Q
period 1999-07-31
CATO CORP
filed 1999-09-09
CIK 18255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________



Commission file number                0-3747
                      ----------------------------------

                     THE CATO CORPORATION AND SUBSIDIARIES
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               56-0484485
   -------------------------------------------------------------------------
           (State or other jurisdiction               (I.R.S. Employer
            of incorporation)                        Identification No.)

            8100 Denmark Road, Charlotte, North Carolina 28273-5975
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 554-8510
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of August 16, 1999, there were 21,236,013 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                   FORM 10-Q

                                 JULY 31, 1999


                               TABLE OF CONTENTS



                                                                                             Page
                                                                                              No.
                                                                                              ---

PART I - FINANCIAL INFORMATION (UNAUDITED)

             Condensed Consolidated Statements of Income                                        2

             Condensed Consolidated Balance Sheets                                              3

             Condensed Consolidated Statements of Cash Flows                                    4

             Notes to Condensed Consolidated Financial Statements                             5-7

             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              8-10


PART II - OTHER INFORMATION                                                                 11-12

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               ------------------------     ------------------------
                                                                 JULY 31,    August 1,       JULY 31,     August 1,
                                                                   1999        1998            1999         1998
                                                               (UNAUDITED)  (Unaudited)     (UNAUDITED)  (Unaudited)
                                                               -----------  -----------     -----------  -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                               $   148,500  $   132,573     $   301,883  $   268,747
    Other income (principally finance and layaway charges)           4,990        4,603           9,862        9,473
                                                               -----------  -----------     -----------  -----------
       Total revenues                                              153,490      137,176         311,745      278,220
                                                               -----------  -----------     -----------  -----------

COSTS AND EXPENSES
    Cost of goods sold                                              99,974       93,864         200,143      183,043
    Selling, general and administrative                             36,118       32,410          71,040       65,500
    Depreciation                                                     2,109        1,909           4,132        3,774
    Interest                                                             5           65              11          131
                                                               -----------  -----------     -----------  -----------
       Total expenses                                              138,206      128,248         275,326      252,448
                                                               -----------  -----------     -----------  -----------

INCOME BEFORE INCOME TAXES                                          15,284        8,928          36,419       25,772
    Income taxes                                                     5,350        3,293          12,747        9,020
                                                               -----------  -----------     -----------  -----------
NET INCOME                                                     $     9,934  $     5,635     $    23,672  $    16,752
                                                               ===========  ===========     ===========  ===========

BASIC EARNINGS PER SHARE                                       $       .37  $       .20     $       .89  $       .61
                                                               ===========  ===========     ===========  ===========

DILUTED EARNINGS PER SHARE                                     $       .37  $       .20     $       .88  $       .59
                                                               ===========  ===========     ===========  ===========

DIVIDENDS PER SHARE                                            $      .075  $      .045     $       .13  $       .09
                                                               ===========  ===========     ===========  ===========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JULY 31,        August 1,       January 30,
                                                                      1999             1998            1999
                                                                  (UNAUDITED)      (Unaudited)
                                                                  -----------      -----------      -----------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                     $    41,802      $    54,403      $    44,068
    Short-term investments                                             53,365           38,167           42,141
    Accounts receivable - net                                          43,974           41,902           44,536
    Merchandise inventories                                            67,374           63,063           61,112
    Deferred income taxes                                               3,837            2,905            3,372
    Prepaid expenses                                                    2,022            2,023            2,374
                                                                  -----------      -----------      -----------
       Total Current Assets                                           212,374          202,463          197,603
Property and Equipment - net                                           60,262           49,748           54,740
Other Assets                                                            6,408            6,177            6,170
                                                                  -----------      -----------      -----------
          Total                                                   $   279,044      $   258,388      $   258,513
                                                                  ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                              $    52,156      $    51,813      $    52,391
    Accrued expenses                                                   20,773           18,537           20,991
    Income taxes                                                        5,534            3,956              197
                                                                  -----------      -----------      -----------
       Total Current Liabilities                                       78,463           74,306           73,579
Deferred Income Taxes                                                   5,801            5,296            5,922
Other Noncurrent Liabilities                                            7,154            6,187            6,778
Stockholders' Equity:
    Class A Common Stock, issued 24,109,961 shares,
       23,891,040 shares and 24,070,519 shares at
       July 31, 1999, August 1, 1998 and January 30, 1999,
       respectively                                                       803              796              802
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at July 31, 1999,
       August 1, 1998 and January 30, 1999, respectively                  176              176              176
Additional paid-in capital                                             70,216           67,092           69,878
Retained earnings                                                     139,710          115,946          120,590
                                                                  -----------      -----------      -----------
                                                                      210,905          184,010          191,446
Less Class A Common Stock in treasury,
     at cost (2,873,948 shares at July 31, 1999,
     1,523,000 shares at August 1, 1998, and 2,368,000
     shares at January 30, 1999)                                       23,279           11,411           19,212
                                                                  -----------      -----------      -----------
       Total Stockholders' Equity                                     187,626          172,599          172,234
                                                                  -----------      -----------      -----------
          Total                                                   $   279,044      $   258,388      $   258,513
                                                                  ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                     ---------------------------------
                                                                       JULY 31,             August 1,
                                                                         1999                 1998
                                                                     (UNAUDITED)           (Unaudited)
                                                                     ---------------------------------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                       $    23,672           $    16,752

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                        4,132                 3,774
       Amortization of investment premiums                                    89                    50
       Loss on disposal of property and equipment                            295                   580
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                562                 5,284
          Merchandise inventories                                         (6,262)                1,163
          Other assets                                                       114                  (421)
          Accrued income taxes                                             5,337                 1,915
          Accounts payable and other liabilities                             455                    82
                                                                     -----------           -----------

    Net cash provided by operating activities                             28,394                29,179
                                                                     -----------           -----------


INVESTING ACTIVITIES

    Expenditures for property and equipment                               (9,950)               (4,301)
    Purchases of short-term investments                                  (15,306)              (19,479)
    Sales of short-term investments                                        2,320                 9,273
                                                                     -----------           -----------

    Net cash used in investing activities                                (22,936)              (14,507)
                                                                     -----------           -----------


FINANCING ACTIVITIES

    Dividends paid                                                        (3,465)               (2,459)
    Purchase of treasury stock                                            (4,577)               (2,310)
    Proceeds from employee stock purchase plan                               247                   183
    Proceeds from stock options exercised                                     71                 2,673
                                                                     -----------           -----------

    Net cash used in financing activities                                 (7,724)               (1,913)
                                                                     -----------           -----------

    Net Increase (Decrease) in Cash and Cash Equivalents                  (2,266)               12,759

    Cash and Cash Equivalents at Beginning of Year                        44,068                41,644
                                                                     -----------           -----------

    Cash and Cash Equivalents at End of Period                       $    41,802           $    54,403
                                                                     ===========           ===========


See accompanying notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998





NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company) and all amounts shown at July 31, 1999 and August 1, 1998 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the second quarter and six months ended July 31, 1999 was $9,262,000 and $22,585,000 respectively. Total comprehensive income for the second quarter and six months ended August 1, 1998 was $5,814,000 and $16,861,000, respectively. Total comprehensive income is composed of net income and unrealized losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out) or market as determined by the retail inventory method.

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

THE CATO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998





NOTE 2 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average shares outstanding is used in the basic earnings per share calculation, while the weighted-average shares and equivalents outstanding is used in the diluted earnings per share calculation.


                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                             --------------------------------          --------------------------------
                                               JULY 31,            August 1,            JULY 31,             August 1,
                                                 1999                 1998                1999                 1998
                                             -----------          -----------          -----------          -----------

Weighted-average shares outstanding           26,496,155           27,707,347           26,577,860           27,603,502

Dilutive effect of stock options                 505,125              869,504              400,484              820,046
                                             -----------          -----------          -----------          -----------

Weighted-average shares and
    equivalents outstanding                   27,001,280           28,576,851           26,978,344           28,423,548
                                             ===========          ===========          ===========          ===========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the six months ended July 31, 1999 and August 1, 1998 was $11,100 and $81,000, respectively. Income tax payments, net of refunds received, for the six months ended July 31, 1999 and August 1, 1998 were $7,641,000 and $7,193,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At July 31, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until May 2001. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at July 31, 1999 or August 1, 1998.

THE CATO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998


NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

                                                    THREE MONTHS ENDED                          SIX MONTHS ENDED
                                             --------------------------------          ---------------------------------
                                               JULY 31,            August 1,             JULY 31,             August 1,
                                                 1999                 1998                 1999                 1998
                                             -----------          -----------          -----------           -----------

Revenues:
     Retail                                  $   150,624          $   134,376          $   306,020           $   272,656
     Credit                                        2,866                2,800                5,725                 5,564
                                             -----------          -----------          -----------           -----------
              Total                          $   153,490          $   137,176          $   311,745           $   278,220
                                             ===========          ===========          ===========           ===========

Income before taxes:
     Retail                                  $    14,320          $     8,013          $    34,559           $    24,078
     Credit                                          964                  915                1,860                 1,694
                                             -----------          -----------          -----------           -----------
              Total                          $    15,284          $     8,928          $    36,419           $    25,772
                                             ===========          ===========          ===========           ===========

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Condensed Consolidated Statements of Income as percentages of total retail sales:



                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                               -------------------------------            -------------------------------
                                                JULY 31,             August 1,             JULY 31,             August 1,
                                                  1999                  1998                 1999                 1998
                                               ----------            ---------            ---------             ---------

Total retail sales                                 100.0%               100.0%               100.0%               100.0%
Total revenues                                     103.3                103.5                103.2                103.5
Cost of goods sold                                  67.3                 70.8                 66.3                 68.1
Selling, general and administrative                 24.3                 24.4                 23.5                 24.4
Income before income taxes                          10.3                  6.8                 12.0                  9.6
Net income                                           6.7                  4.3                  7.8                  6.2


COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS OF 1999 WITH 1998.



OPERATING RESULTS

Total retail sales for the second quarter were $148.5 million compared to last year's second quarter sales of $132.6 million, a 12% increase. Same-store sales increased 5% in this year's second quarter. For the six months ended July 31, 1999, total retail sales were $301.9 million compared to last year's first six months sales of $268.7 million, a 12% increase, and same-store sales increased 6% for the comparable six month period. The increase in retail sales for the first six months of 1999 resulted from the Company's continued everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 770 stores at July 31, 1999 compared to 701 stores at the end of last year's second quarter.

Other income for the second quarter and first six months of 1999 increased 8% and 4%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold were 67.3% and 66.3% of total retail sales for the second quarter and first six months of 1999, respectively, compared to 70.8% and 68.1% for last year's comparable three and six month periods. The decrease in cost of goods sold as a percent of retail sales resulted by maintaining timely and aggressive markdowns on slow moving merchandise, eliminating unprofitable promotions and improving inventory flow.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $36.1 million and $71.0 million for the second quarter and first six months of this year, respectively, compared to $32.4 million and $65.5 million for last year's comparable three and six month periods, respectively. Expenses remained well controlled and were under planned levels.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had working capital of $133.9 million, compared to $128.2 million at August 1, 1998 and $124.0 million at January 30, 1999. Cash provided from operating activities was $28.4 million for the six months ended July 31, 1999, compared to $29.2 million for last year's comparable six month period. The Company had no borrowings under its revolving credit agreement at July 31, 1999 or August 1, 1998. At July 31, 1999, the Company had cash, cash equivalents, and short-term investments of $95.2 million, compared to $92.6 million at August 1, 1998 and $86.2 million at January 30, 1999.

At July 31, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until May 2001. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at July 31, 1999 or August 1, 1998.

Expenditures for property and equipment totaled $10.0 million for the six months ended July 31, 1999, compared to $4.3 million in the first six months of 1998. The Company expects total capital expenditures to be approximately $26 million for the current fiscal year. The Company intends to open approximately 85 new stores, close 10 stores, and to relocate 22 stores during the current fiscal year. For the six months ended July 31, 1999, the Company had opened 39 new stores, relocated 13 stores, and closed 1 store.

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

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Company developed a two phase approach to address the Year 2000 issue, which involves the exposure to risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology. Phase 1 was an analysis to identify and fix all internally developed programs. Phase 2 is the identification and correction to all programs purchased from external sources. The Company has completed Phase 1, and Phase 2 will be completed in the third fiscal quarter of 1999 with continued testing of compliance throughout 1999. The Company expects to spend approximately $525,000 in 1998 and 1999 on hardware, software and consulting to ensure proper processing of transactions relating to the Year 2000 and beyond. The Company has initiated formal communications with its third-party suppliers and vendors to determine the extent to which the Company is vulnerable to those third-parties' failure to remediate their own Year 2000 issue. Although lack of compliance for Year 2000 issues by third-party suppliers and vendors could have an adverse effect on the Company's business, results of operations and financial condition, the Company expects its Year 2000 compliance efforts to significantly reduce the risk of business interruption and the level of uncertainty the Year 2000 issue may have on its computer systems. A contingency plan will be established upon the completion of Phase 2 to address these issues.

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

         None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         Not Applicable

ITEM 4.    RESULT OF VOTES OF SECURITY HOLDERS

         Following are the results of the matters voted upon at the Company's Annual Meeting which was held on May 20, 1999.

         ELECTION OF DIRECTORS:

         Mr. Wayland H Cato, Jr     -  For 70,384,788 ;  Abstaining 1,370,723
         Mr. Edgar T. Cato          -  For 70,384,788 ;  Abstaining 1,370,723
         Mr. Howard A. Severson     -  For 70,384,713 ;  Abstaining 1,370,798
         Mr. Robert W. Bradshaw     -  For 71,108,224 ;  Abstaining   647,287
         Mr. Grant L. Hamrick       -  For 71,502,397 ;  Abstaining   253,114

         RATIFICATION OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS

         For 71,735,518  ;  Abstaining     1,893 ;  Against  18,100

ITEM 5.    OTHER INFORMATION

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (B) No Reports on Form 8-K were filed during the quarter ended July 31, 1999.

THE CATO CORPORATION



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE CATO CORPORATION



      September 9, 1999              /s/  Wayland H. Cato, Jr.
---------------------------          ----------------------------------------
            Date                     Wayland H. Cato, Jr.
                                     Chairman of the Board



      September 9, 1999              /s/  John P. Derham Cato
---------------------------          ----------------------------------------
            Date                     John P. Derham Cato
                                     Vice Chairman of the Board
                                     President and Chief Executive Officer



      September 9, 1999              /s/  Michael O. Moore
---------------------------          ----------------------------------------
            Date                     Michael O. Moore
                                     Executive Vice President
                                     Chief Financial Officer and Secretary