Form 10-Q
period 1999-10-30
CATO CORP
filed 1999-12-09
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   October 30, 1999
                                ------------------------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                      ------------------------------------

                      THE CATO CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       56-0484485
    ----------------------------                         -------------------
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

Yes [X]    No [ ]

As of November 16, 1999, there were 21,192,639 shares of Class A Common Stock and 5,264,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                OCTOBER 30, 1999


                                TABLE OF CONTENTS



                                                                         Page
                                                                          No.

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

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                ---------------------------      ----------------------------
                                                                OCTOBER 30,     October 31,      OCTOBER 30,     October 31,
                                                                   1999            1998             1999            1998
                                                                (UNAUDITED)      Unaudited       (UNAUDITED)      Unaudited
                                                                -----------     -----------      -----------     -----------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES
    Retail sales                                                  $128,514        $113,834        $430,397        $382,581
    Other income (principally finance and layaway charges)           5,037           4,766          14,900          14,239
                                                                  --------        --------        --------        --------
       Total revenues                                              133,551         118,600         445,297         396,820
                                                                  --------        --------        --------        --------

COSTS AND EXPENSES
    Cost of goods sold                                              90,761          81,364         290,904         264,407
    Selling, general and administrative                             34,485          30,977         105,525          96,477
    Depreciation                                                     2,202           1,883           6,334           5,657
    Interest                                                             5              54              16             185
                                                                  --------        --------        --------        --------
       Total expenses                                              127,453         114,278         402,779         366,726
                                                                  --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                                           6,098           4,322          42,518          30,094
    Income taxes                                                     2,134           1,513          14,881          10,533
                                                                  --------        --------        --------        --------
NET INCOME                                                        $  3,964        $  2,809        $ 27,637        $ 19,561
                                                                  ========        ========        ========        ========

BASIC EARNINGS PER SHARE                                          $    .15        $    .10        $   1.04        $    .71
                                                                  ========        ========        ========        ========

DILUTED EARNINGS PER SHARE                                        $    .15        $    .10        $   1.02        $    .69
                                                                  ========        ========        ========        ========

DIVIDENDS PER SHARE                                               $   .075        $    .05        $   .205        $    .14
                                                                  ========        ========        ========        ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 OCTOBER 30,     October 31,     January 30,
                                                                    1999            1998            1999
                                                                 (UNAUDITED)     (Unaudited)
                                                                 -----------     -----------     -----------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                     $ 26,502        $ 36,785        $ 44,068
    Short-term investments                                          54,347          39,875          42,141
    Accounts receivable - net                                       45,438          43,148          44,536
    Merchandise inventories                                         89,027          87,327          61,112
    Deferred income taxes                                            3,969           2,905           3,372
    Prepaid expenses                                                 1,520           2,140           2,374
                                                                  --------        --------        --------
       Total Current Assets                                        220,803         212,180         197,603
Property and Equipment - net                                        67,032          52,073          54,740
Other Assets                                                         6,524           6,150           6,170
                                                                  --------        --------        --------
          Total                                                   $294,359        $270,403        $258,513
                                                                  ========        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                              $ 62,209        $ 63,984        $ 52,391
    Accrued expenses                                                23,852          20,494          20,991
    Income taxes                                                     5,422           2,322             197
                                                                  --------        --------        --------
       Total Current Liabilities                                    91,483          86,800          73,579
Deferred Income Taxes                                                5,801           5,417           5,922
Other Noncurrent Liabilities                                         7,413           6,452           6,778
Stockholders' Equity:
    Class A Common Stock, issued 24,163,587 shares,
       23,979,238 shares and 24,070,519 shares at
       October 30, 1999, October 31, 1998 and
       January 30, 1999, respectively                                  805             799             802
    Convertible Class B Common Stock, issued and
       outstanding 5,264,317 shares at October 30, 1999,
       October 31, 1998 and January 30, 1999, respectively             176             176             176
Additional paid-in capital                                          70,640          67,817          69,878
Retained earnings                                                  141,440         117,609         120,590
                                                                  --------        --------        --------
                                                                   213,061         186,401         191,446
Less Class A Common Stock in treasury,
     at cost (2,883,948 shares at October 30, 1999,
     1,822,500 shares at October 31, 1998, and 2,368,000
     shares at January 30, 1999, respectively)                      23,399          14,667          19,212
                                                                  --------        --------        --------
       Total Stockholders' Equity                                  189,662         171,734         172,234
                                                                  --------        --------        --------
          Total                                                   $294,359        $270,403        $258,513
                                                                  ========        ========        ========

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  OCTOBER 30,       October 31,
                                                                      1999              1998
                                                                  (UNAUDITED)       (Unaudited)
                                                                  -----------------------------
                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                    $ 27,637           $ 19,561

    Adjustments to reconcile net income to net cash
       provided by operating
       activities:
       Depreciation                                                  6,334              5,657
       Amortization of investment premiums                             138                 83
       Loss on disposal of property and equipment                      405                638
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                         (902)             4,038
          Merchandise inventories                                  (27,915)           (23,101)
          Other assets                                                 500               (511)
          Accrued income taxes                                       5,225                281
          Accounts payable and other liabilities                    13,846             14,475
                                                                  --------           --------

    Net cash provided by operating activities                       25,268             21,121
                                                                  --------           --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                        (19,032)            (8,567)
    Purchases of short-term investments                            (20,013)           (22,032)
    Sales of short-term investments                                  5,619             10,431
                                                                  --------           --------

    Net cash used in investing activities                          (33,426)           (20,168)
                                                                  --------           --------


FINANCING ACTIVITIES

    Dividends paid                                                  (5,454)            (3,829)
    Purchase of treasury stock                                      (4,697)            (5,567)
    Proceeds from employee stock purchase plan                         436                331
    Proceeds from stock options exercised                              307              3,253
                                                                  --------           --------

    Net cash used in financing activities                           (9,408)            (5,812)
                                                                  --------           --------

    Net Decrease in Cash and Cash Equivalents                      (17,566)            (4,859)

    Cash and Cash Equivalents at Beginning of Period                44,068             41,644
                                                                  --------           --------

    Cash and Cash Equivalents at End of Period                    $ 26,502           $ 36,785
                                                                  ========           ========

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company) and all amounts shown at October 30, 1999 and October 31, 1998 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the financial statements and notes there to, included in the Company's Annual Report in Form 10K for the fiscal year ended January 30, 1999.

The Company's short-term investments are classified as available for sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the third quarter and nine months ended October 30, 1999 was $3,719,000 and $26,305,000 respectively. Total comprehensive income for the third quarter and nine months ended October 31, 1998 was $3,033,000 and $19,894,000, respectively. Total comprehensive income is composed of net income and net unrealized losses on available for sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out) or market as determined by the retail inventory method.

In March 1999, the Company transferred 63,000 shares of Class A Common Stock from treasury stock to its Employee Stock Ownership Plan as the contribution for the fiscal year ended January 30, 1999. In the first nine months of fiscal 1999, the Company repurchased 579,000 shares of Class A Common Stock for $4,697,000, or an average price of $8.11 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

THE CATO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

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


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              --------------------------------     ---------------------------------
                                               OCTOBER 30,       October 31,         OCTOBER 30,       October 31,
                                                   1999             1998                 1999             1998
                                              ---------------   --------------     -----------------  --------------
Weighted-average shares outstanding               26,523,490       27,433,823            26,559,736      27,546,942

Dilutive effect of stock options                     579,744          508,592               469,030         729,375
                                              ---------------     ------------     -----------------  --------------

Weighted-average shares and
    equivalents outstanding                       27,103,234       27,942,415            27,028,766      28,276,317
                                              ===============   ==============     =================  ==============


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the nine months ended October 30, 1999 and October 31, 1998 was $16,000 and $121,000, respectively. Income tax payments, net of refunds received, for the nine months ended October 30, 1999 and October 31, 1998 were $10,020,799 and $10,308,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At October 30, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2002. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at October 30, 1999 or October 31, 1998.

THE CATO CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

-------------------------------------------------------------------------------

NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                       ---------------------------------          ----------------------------------
                                         OCTOBER 30,       October 31,              OCTOBER 30,      October 31,
                                            1999              1998                     1999              1998
                                       ----------------  ----------------         ---------------- -----------------

Revenues:
     Retail                            $       130,633   $      115,806           $       436,653  $        388,463
     Credit                                      2,918            2,794                     8,644             8,357
                                       ----------------  ---------------          ---------------- -----------------
              Total                    $       133,551   $      118,600           $       445,297  $        396,820
                                       ================  ===============          ================ =================

Income before taxes:
     Retail                            $         4,930   $        3,215           $        39,490  $         27,293
     Credit                                      1,168            1,107                     3,028             2,801
                                       ----------------  ---------------          ---------------- -----------------
              Total                    $         6,098   $        4,322           $        42,518  $         30,094
                                       ================  ===============          ================ =================

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Unaudited Condensed Consolidated Statements of Income as percentages of total retail sales:

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               ------------------------------       -------------------------------
                                                OCTOBER 30,      October 31,          OCTOBER 30,     October 31,
                                                   1999             1998                 1999             1998
                                               --------------   --------------       --------------  ---------------
Total retail sales                                  100.0 %         100.0 %              100.0 %          100.0 %
Total revenues                                      103.9           104.2                103.5            103.7
Cost of goods sold                                   70.6            71.5                 67.6             69.1
Selling, general and administrative                  26.8            27.2                 24.5             25.2
Income before income taxes                            4.8             3.8                  9.9              7.9
Net income                                            3.1             2.5                  6.4              5.1


COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 1999 WITH 1998.


OPERATING RESULTS

Total retail sales for the third quarter were $128.5 million compared to last year's third quarter sales of $113.8 million, a 13% increase. Same-store sales increased 5% in this year's third quarter. For the nine months ended October 30, 1999, total retail sales were $430.4 million compared to last year's first nine months sales of $382.6 million, a 13% increase, and same-store sales increased 6% for the comparable nine month period. The increase in retail sales for the first nine months of 1999 resulted from the Company's continued everyday low pricing strategy, improved merchandise content, and an increase in store development activity. The Company operated 794 stores at October 30, 1999 compared to 723 stores at the end of last year's third quarter.

Other income for the third quarter and first nine months of 1999 increased 6% and 5%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

OPERATING RESULTS - CONTINUED

Cost of goods sold were 70.6% and 67.6% of total retail sales for the third quarter and first nine months of 1999, compared to 71.5% and 69.1% for last year's comparable three and nine month periods, respectively. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely and aggressive markdowns and tighter merchandise planning and control.

Selling, general and administrative (SG&A) expenses were $34.5 million and $105.5 million for the third quarter and first nine months of this year, compared to $31.0 million and $96.5 million for last year's comparable three and nine month periods, respectively. SG&A expenses for the third quarter and first nine months of 1999 declined 40 and 70 basis points respectively over the prior year as expenses remained well controlled and under plan.


LIQUIDITY AND CAPITAL RESOURCES

At October 30, 1999, the Company had working capital of $129.3 million, compared to $125.4 million at October 31, 1998 and $124.0 million at January 30, 1999. Net cash provided from operating activities was $25.3 million for the nine months ended October 30, 1999, compared to $21.1 million for last year's comparable nine month period.

Net cash used in investing activities totaled $33.4 million for the first nine months of 1999 compared to $20.2 million for the comparable period of 1998. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for new technology for systems.

Net cash used in financing activities totaled $9.4 million for the first nine months of 1999 compared to $5.8 million for the comparable period of 1998. The increase was due primarily from reduced proceeds from stock options exercised and an increase in dividends paid.

The Company had no borrowings under its revolving credit agreement at October 30, 1999 or October 31, 1998. At October 30, 1999, the Company had cash, cash equivalents, and short-term investments of $80.8 million, compared to $76.7 million at October 31, 1998 and $86.2 million at January 30, 1999.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

At October 30, 1999, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2002. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at October 30, 1999 or October 31, 1998.

The Company developed a two phase approach to address the Year 2000 issue, which involves the exposure to risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology. Phase 1 was an analysis to identify and fix all internally developed programs. Phase 2 was the identification and correction to all programs purchased from external sources. The Company has completed Phase 1 and Phase 2 with continued testing of compliance throughout 1999. The Company expenditures approximated $575,000 in 1999 for hardware, software and consulting to ensure proper processing of transactions relating to the Year 2000 and beyond. The Company has completed formal communications with its third-party suppliers and vendors to determine the extent to which the Company is vulnerable to those third-parties' failure to remediate their own Year 2000 issue. Although lack of compliance for Year 2000 issues by third-party suppliers and vendors could have an adverse effect on the Company's business, results of operations and financial condition, the Company expects its Year 2000 compliance efforts to significantly reduce the risk of business interruption and the level of uncertainty the Year 2000 issue may have on its computer systems. The company has developed contingency plans for each area within the organization that could be affected by Year 2000 issues in the event of internal interruptions or failures on the part of third-party suppliers and vendors.


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

         None

ITEM 5.    OTHER INFORMATION

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      None

         (B) No Reports on Form 8-K were filed during the quarter ended October 30, 1999.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE CATO CORPORATION



       December 9, 1999                  /s/  Wayland H. Cato, Jr.
-----------------------------            ---------------------------------------
            Date                         Wayland H. Cato, Jr.
                                         Chairman of the Board



      December 9, 1999                   /s/  John P. Derham Cato
-----------------------------            ---------------------------------------
            Date                         John P. Derham Cato
                                         Vice Chairman of the Board
                                         President and Chief Executive Officer



      December 9, 1999                   /s/  Michael O. Moore
-----------------------------            ---------------------------------------
            Date                         Michael O. Moore
                                         Executive Vice President
                                         Chief Financial Officer and Secretary