Form 10-K405
period 2000-01-29
CATO CORP
filed 2000-04-28
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [NO FEE REQUIRED]
                   For the fiscal year ended January 29, 2000

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

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 2000, there were 20,028,732 shares of Class A Common Stock and 5,364,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 24, 2000 was approximately $160,608,853 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 26, 2000, relating to the 2000 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                       Part III - Items 10, 11, 12 and 13

                              THE CATO CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I:

    Item 1. Business.............................................................Pages    2 - 8

    Item 2. Properties...........................................................Page     8

    Item 3. Legal Proceedings....................................................Page     9

    Item 4. Submission of Matters to a Vote of Security Holders..................Page     9

PART II:

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters..................................................Page     10

   Item 6.  Selected Financial Data..............................................Page     11

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................................Pages    12 - 15

   Item 8.  Financial Statements and Supplementary Data..........................Page     15

   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.............................................Page     15

PART III:

   Item 10. Directors and Executive Officers of the Registrant...................Pages    16 - 19

   Item 11. Executive Compensation...............................................Page     20

   Item 12. Security Ownership of Certain Beneficial Owners and
            Management...........................................................Page     20

   Item 13. Certain Relationships and Related Transactions.......................Page     20

PART IV:

   Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K....................................................Page     21

                                     PART I

ITEM 1.  BUSINESS:

GENERAL

          The Company, founded in 1946, operated 809 women's fashion specialty stores at January 29, 2000 under the names "Cato," "Cato Fashions," "Cato Plus" and "It's Fashion!" in 21 states, principally in the Southeast. The Company offers quality fashion apparel and accessories at everyday low prices in junior/missy and plus sizes. Additionally, the Company offers clothing and accessories for girls ages 7 - 16 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 3,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discount stores. The Company emphasizes customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 20% of retail sales in fiscal 1999. See Note 12 to the Consolidated Financial Statements, "Reportable Segment Information" for a discussion of segment information.

BUSINESS

          The Company's primary objective is to be the leading fashion specialty retailer for fashion conscious low-to-middle income females in its markets. Management believes the Company's success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing women's specialty stores.
The key elements of the Company's business strategy are:

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

                  Strip Shopping Center Locations. The Company locates its stores principally in strip centers convenient to customers anchored by national discount stores, such as Wal-Mart and Kmart, that attract large numbers of potential customers.

                  Customer Service. Store managers and sales associates are trained to provide prompt and courteous service and to assist customers in merchandise selection and wardrobe coordination.

                  Credit and Layaway Programs. The Company offers its own credit and a layaway plan to make the purchase of its merchandise more convenient.

                  Expansion. The Company plans to open new stores and relocate existing stores in rural, middle and metro markets in northern, midwestern and western adjacent states, as well as continuing to "fill-in" existing southeastern core geography.

MERCHANDISING

   Merchandising

          The Company offers a broad selection of popular-priced apparel and accessories to suit the various lifestyles of the fashion conscious low-to-middle income female, ages 18 to 50. In addition, the Company offers consistent product quality and fit.

          The Company's merchandise lines include dressy, career and casual sportswear, dresses, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Clothing and accessories for girls ages 7 - 16 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

         The collaboration of the merchandising team with an expanded in-house product development and new direct sourcing function has enhanced merchandise offerings delivering quality private label products at lower costs. Product development and the direct sourcing operation provide research on emerging fashion and color trends, technical services and direct sourcing capabilities.

          As a part of its merchandising strategy, members of the Company's merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors. The Company tests most new fashion-sensitive items in selected stores to aid it in determining their appeal before making a substantial purchasing commitment. The Company also takes aggressive markdowns on slow-selling merchandise and does not carry over merchandise to the next season.

   Purchasing, Allocation and Distribution

          Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 1999, purchases from the Company's largest vendor accounted for approximately 7% of the Company's total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

          An important component of the Company's strategy is the allocation of merchandise to individual stores based on an analysis of sales trends by merchandise category, customer profiles and climatic conditions. A computerized merchandise control system provides current information on the sales activity of each merchandise style in the Company's stores. Point-of-sale terminals in the stores collect and transmit sales and inventory information to the Company's central computer, permitting timely response to sales trends on a store-by-store basis.

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

   Advertising

          The Company uses direct mail, radio and in-store advertising as its primary advertising media. The Company uses radio advertising throughout its trade areas. The Company's total advertising expenditures were approximately .9% of retail sales in fiscal 1999.

STORE OPERATIONS

          The Company's store operations management team consists of two directors of stores, two territorial managers, fourteen regional managers and seventy-eight district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the stores and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

          The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company's goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company's home office.

STORE LOCATIONS

          Most of the Company's stores are located in the Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000. Stores range in size from 3,000 to 6,000 square feet and average approximately 4,300 square feet.

          All of the Company's stores are leased. Approximately 93% are located in strip shopping centers, 1% in downtown locations and 6% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by major discount stores, such as Wal-Mart and Kmart stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

          The Company's store development activities consist of opening new stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities since fiscal 1995.


                                STORE DEVELOPMENT

                         Number of Stores
                           Beginning of          Number      Number      Number of Stores
    Fiscal Year                Year              Opened      Closed        End of Year
    -----------          ----------------        ------      ------      ----------------

1995................             646               37         12                671
1996................             671               28         44                655
1997................             655               55         17                693
1998................             693               52         13                732
1999................             732               83          6                809


          The Company plans to open approximately 100 new stores and to relocate approximately 28 existing stores in fiscal 2000. Additionally, the Company plans to remodel approximately 100 stores in fiscal 2000.

          The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process and to close underperforming stores or relocate them to more desirable locations in their existing markets.

CREDIT AND LAYAWAY

   Credit Card Program

          The Company offers its own credit card, which accounted for approximately 15% of retail sales in fiscal 1999. The Company's net bad debt expense in fiscal 1999 was 4.5% of credit sales.

          Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet a minimum income test. Customers are required to make minimum monthly payments based on their account balances.
If the balance is not paid in full each month, the Company charges a finance charge.

   Layaway Plan

          Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. In fiscal 1999, the Company changed its method of accounting for layaway sales. This change is the result of the issuance of Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under the new accounting method the Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 5% of retail sales in fiscal 1999.

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

          The Company developed a two phase approach to address the Year 2000 issue, which involved the exposure to risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology. Phase 1 was an analysis to identify and fix all internally developed programs. Phase 2 was the identification and correction to all programs purchased from external sources. The Company successfully completed Phase 1 and Phase 2 on schedule at a cost of $575,000. Following the arrival of the Year 2000, the Company has not experienced any significant issues and there has been no interruption in business nor any material financial impact due to 2000 issues.

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

ASSOCIATES

          As of January 29, 2000, the Company employed approximately 8,500 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

MARKET & DIVIDEND INFORMATION

          The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 1999 and 1998.

----------------------------------------------------------------------------

                                      Price
1999                      HIGH                     LOW           DIVIDEND
----                  --------------          -------------     ------------
First quarter         $   11 7/16             $   7  9/16       $  .055
Second quarter            13 15/16               10  1/2           .075
Third quarter             15 9/16                10  7/8           .075
Fourth quarter            13 3/8                 10  1/4           .075

                                      Price
1998                      HIGH                     LOW           DIVIDEND
----                  --------------          -------------     ------------
First quarter         $   15 1/8              $  10 1/2         $  .045
Second quarter            19 1/8                 13 1/8            .045
Third quarter             15 1/2                  7 1/2            .05
Fourth quarter            15 5/8                  7 11/16          .05

----------------------------------------------------------------------------

          As of March 24, 2000 the approximate number of holders of the Company's Class A Common stock was 3,600 and there were 12 record holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:

                                                                                       Fiscal Year

                                                             1999          1998           1997            1996          1995
------------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands, except per share data and selected operating data)

STATEMENT OF OPERATIONS DATA:

Retail sales                                              $  585,085    $  524,381     $  496,851     $  477,011    $  476,638
Other income                                                  19,948        19,283         15,597         14,498        13,357
Total revenues                                               605,033       543,664        512,448        491,509       489,995
Cost of goods sold                                           403,655       371,005        354,627        344,919       341,144
Gross margin percent                                            31.0%         29.2%          28.6%          27.7%         28.4%
Selling, general and administrative                          140,741       128,207        124,676        121,837       122,961
Selling, general and administrative percent                     24.0%         24.4%          25.1%          25.5%         25.8%
Depreciation                                                   8,639         7,638          7,713          8,330         7,785
Interest                                                          23            19             25             25            30
Closed store expense                                              --            --             --          5,500            --
Income before income taxes and cumulative effect
  of accounting change                                        51,975        36,795         25,407         10,898        18,075
Income tax expense                                            18,191        12,878          8,006          3,869         6,055
Income before cumulative effect of accounting change          33,784        23,917         17,401          7,029        12,020
Cumulative effect of accounting change, net of taxes             147            --             --             --            --
Net income                                                $   33,931    $   23,917     $   17,401     $    7,029    $   12,020
Basic earnings per share                                  $     1.28    $      .87     $      .62     $      .25    $      .42
Diluted earnings per share                                $     1.26    $      .85     $      .62     $      .25    $      .42
Cash dividends paid per share                             $      .28    $      .19     $      .16     $      .16    $      .16

SELECTED OPERATING DATA:

Stores open at end of year                                       809           732            693            655           671
Average sales per store                                   $  756,000    $  740,000     $  748,000     $  710,000    $  721,000
Average sales per square foot of selling space            $      177    $      169     $      163     $      153    $      158
Comparable store sales increase (decrease)                         4%            2%             4%            (2)%          (5)%

BALANCE SHEET DATA:

Cash and investments                                      $   87,275    $   86,209     $   69,487     $   50,105    $   47,894
Working capital                                              124,988       124,024        113,327        105,373       102,169
Total assets                                                 285,789       258,513        241,437        218,243       209,895
Total stockholders' equity                                $  188,780    $  172,234     $  157,516     $  151,903    $  149,682
===============================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               Fiscal Year Ended

                                                                                JANUARY 29,        January 30,        January 31,
                                                                                   2000               1999                1998
---------------------------------------------------------------------------------------------------------------------------------

Retail sales                                                                       100.0%             100.0%             100.0%
Other income                                                                         3.4                3.7                3.1
Total revenues                                                                     103.4              103.7              103.1
Cost of goods sold                                                                  69.0               70.8               71.4
Selling, general and administrative                                                 24.0               24.4               25.1
Depreciation                                                                         1.5                1.5                1.5
Selling, general, administrative and depreciation                                   25.5               25.9               26.6
Income before income taxes and cumulative effect of accounting change                8.9                7.0                5.1
Net income                                                                           5.8%               4.6%               3.5%
=================================================================================================================================

FISCAL 1999 COMPARED TO FISCAL 1998

Retail sales increased by 12% to $585.1 million in fiscal 1999 from $524.4 million in fiscal 1998. Comparable store sales increased 4% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable, interest income and layaway fees), increased by 11% to $605.0 million in fiscal 1999 from $543.7 million in fiscal 1998. The Company operated 809 stores at January 29, 2000, compared to 732 stores operated at January 30, 1999.

The increase in retail sales in fiscal 1999 resulted from the Company's continuation of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 1999, the Company increased its number of stores 11% by opening 83 new stores, relocating 21 stores while closing 6 existing stores.

Other income in fiscal 1999 increased $.7 million or 3% over fiscal 1998. The increase resulted primarily from increased earnings from higher finance charges, late fee income and income from cash equivalents and short-term investments partially offset by decreased layaway service charges.

Cost of goods sold was $403.7 million, or 69.0% of retail sales, in fiscal 1999, compared to $371.0 million, or 70.8% of retail sales, in fiscal 1998. The decrease in cost of goods sold as a percent of retail sales resulted primarily by maintaining timely and aggressive markdowns on slow moving merchandise, eliminating unprofitable promotions and improving inventory flow. Total gross margin dollars (retail sales less cost of goods sold) increased by 18% to $181.4 million in fiscal 1999 from $153.4 million in fiscal 1998.

Selling, general and administrative expenses (SG&A) were $140.7 million in fiscal 1999, compared to $128.2 million in fiscal 1998, an increase of 10%. As a percent of retail sales, SG&A was 24.0% compared to 24.4% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.

Depreciation expense was $8.6 million in fiscal 1999 compared to $7.6 million in fiscal 1998. The 13% increase in fiscal 1999 resulted primarily from the Company's store development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effects of retroactive application of the accounting change on fiscal 1998 and 1997 are immaterial to the financial statements.

FISCAL 1998 COMPARED TO FISCAL 1997

Retail sales increased by 6% to $524.4 million in fiscal 1998 from $496.9 million in fiscal 1997. Comparable store sales increased 2% from the prior year. Total revenues increased by 6% to $543.7 million in fiscal 1998 from $512.4 million in fiscal 1997. The Company operated 732 stores at January 30, 1999, compared to 693 stores operated at January 31, 1998.

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

Cost of goods sold was $371.0 million, or 70.8% of retail sales, in fiscal 1998, compared to $354.6 million, or 71.4% of retail sales, in fiscal 1997. The decrease in cost of goods sold as a percent of retail sales resulted primarily from maintaining timely and aggressive markdowns on slow moving merchandise, eliminating unprofitable promotions and improving inventory flow. Total gross margin dollars increased by 8% to $153.4 million in fiscal 1998 from $142.2 million in fiscal 1997.

SG&A expenses were $128.2 million in fiscal 1998, compared to $124.7 million in fiscal 1997, an increase of 3%. As a percent of retail sales, SG&A was 24.4% compared to 25.1% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

At January 29, 2000, the Company had working capital of $125.0 million compared to $124.0 million at January 30, 1999. Cash provided by operating activities was $44.5 million in fiscal 1999, compared to $40.9 million in fiscal 1998. The increase in cash provided by operating activities in fiscal 1999 resulted primarily from an increase in net income, depreciation, accounts payable, other liabilities and accrued income taxes. At January 29, 2000, the Company had $87.3 million in cash, cash equivalents and short-term investments, compared to $86.2 million at January 30, 1999.

At January 29, 2000, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until July 2002. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios with which the Company was in compliance. The Company feels the terms of the revolving credit agreement will continue to support the Company's future working capital needs through the next twelve months. There were no borrowings outstanding under the agreement at January 29, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

The Company has a master lease agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment. The operating leases are for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor.

Expenditures for property and equipment totaled $24.0 million, $13.5 million and $7.4 million in fiscal 1999, 1998 and 1997, respectively. The expenditures for fiscal 1999 were primarily for store development, store remodels and investments in new technology for merchandising, distribution and finance. In fiscal 2000, the Company is planning to spend approximately $32 million for capital expenditures. This includes expenditures to open 100 new stores, close 10 stores and relocate 28 stores. In addition, the Company plans to remodel 100 stores and has provided for investments in technology including an enterprise-wide system scheduled to be implemented by fall 2001.

During 1999, the Company repurchased 985,400 shares of Class A Common Stock for $9.6 million, or an average price of $9.71 per share. Over the course of fiscal 1999, the Company increased its quarterly dividend from $.055 per share to $.075 per share. In February 2000, the Board of Directors further increased the quarterly dividend by 33% from $.075 per share to $.10 per share and approved a resolution to purchase an additional 2,000,000 shares of stock.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements over the next twelve months.

The Company does not use derivative financial instruments in its investment portfolio. At January 29, 2000, the Company's investment portfolio was invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive income.

The Company developed a two phase approach to address the Year 2000 issue, which involved the exposure to risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology. Phase 1 was an analysis to identify and fix all internally developed programs. Phase 2 was the identification and correction to all programs purchased from external sources. The Company successfully completed Phase 1 and Phase 2 on schedule at a cost of $575,000. Following the arrival of the Year 2000, the Company has not experienced any significant issues and there has been no interruption in business nor any material financial impact due to 2000 issues.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 is effective for the Company's fiscal 2001. The Company has not yet completed its analysis of any potential impact of SFAS 133 on its financial statements.

As previously described, during 1999 the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements". The Company adopted SAB 101 in fiscal 1999 and changed its policy for recognizing revenues related to layaway sales. The cumulative effect of this change in accounting principle was an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share.

The Annual Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Annual Report and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

Annual Report and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

          The response to this Item is submitted in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

          The directors and executive officers of the Company and their ages as of March 31, 2000 are as follows:

             NAME              AGE                  POSITION
             ----              ---                  --------
Wayland H. Cato, Jr. * .....   77   Chairman of the Board


John P. Derham Cato.........   49   Vice Chairman of the Board,
                                    President and Chief Executive Officer

Edgar T. Cato...............   75   Former Vice Chairman of the Board,
                                    Co-Founder and Director

Michael O. Moore............   49   Executive Vice President, Chief Financial
                                    Officer and Secretary

Howard A. Severson..........   52   Executive Vice President, Chief Real Estate
                                    and Store Development Officer, Assistant
                                    Secretary and Director

B. Allen Weinstein..........   53   Executive Vice President, Chief
                                    Merchandising Officer of the Cato Division

David P. Kempert............   50   Executive Vice President, Chief Store
                                    Operations Officer of the Cato Division

C. David Birdwell...........   60   Executive Vice President, President and
                                    General Manager of the It's Fashion!
                                    Division

Stephen R. Clark............   57   Senior Vice President, Human Resources and
                                    Assistant Secretary

Clarice Cato Goodyear *.....   53   Special Assistant to the Chairman and
                                    President and Assistant Secretary and
                                    Director

Thomas E. Cato..............   45   Vice President, Divisional Merchandise
                                    Manager and Director

Robert W. Bradshaw, Jr. *...   66   Director

George S. Currin *..........   63   Director

Paul Fulton +* .............   65   Director

Grant L. Hamrick +*.........   61   Director

James H. Shaw +*............   71   Director

A.F. (Pete) Sloan  +*.......   70   Director


+   Members of Compensation Committee
*   Members of Audit Committee

         Wayland H. Cato, Jr. is Chairman of the Board and has been a director of the Company since 1946. From 1991 to May 1999, he served as Chairman of the Board and Chief Executive Officer. From 1970 until 1991, he served as the Chairman of the Board, President and Chief Executive Officer. From 1960 until 1970, he served as President and Chief Executive Officer of the Company.

         John P. Derham Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since May 1999, Mr. John Cato has served as Vice Chairman of the Board, President and Chief Executive Officer. From June 1997 to May 1999, he served as Vice Chairman of the Board, President and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1992 to August 1996, he served as Executive Vice President and as President and General Manager of the It's Fashion! Division. Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

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

         Howard A. Severson has been employed by the Company since 1985 and has served as a director of the Company since 1995. Since January 1993, he has served as Executive Vice President, Assistant Secretary and Chief Real Estate and Store Development Officer. From August 1989 through January 1993, Mr. Severson served as Senior Vice President - Chief Real Estate Officer.

         B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997. From 1995 to 1997, he was Senior Vice President - Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising for Beall's, Inc.

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

         Clarice Cato Goodyear has been employed by the Company since 1975 and has served as a director and officer of the Company since 1979. Since July 1993, she has served as Special Assistant to the Chairman and Chief Executive Officer and President and as Assistant Secretary. From March 1987 through July 1993, Ms. Goodyear held senior administrative, operational services and human resources positions in the Company; she served as Executive Vice President, Chief Administrative Officer and Assistant Secretary from May 1992 through July 1993. Ms. Goodyear is a daughter of Mr. Wayland H. Cato, Jr.

         Thomas E. Cato has been employed by the Company since 1977, has served as an officer since 1986 and has been a director of the Company since 1993. Since February 1987, he has served as Vice President, Divisional Merchandise Manager. Mr. Thomas Cato is a son of Mr. Wayland H. Cato, Jr

         Robert W. Bradshaw, Jr. has been a director of the Company since 1994. Since 1961, he has been engaged in the private practice of law with Robinson, Bradshaw & Hinson, P.A. and is a Shareholder of the firm.

         George S. Currin has been a director of the Company since 1973. Since 1989, he has served as Chairman and Managing Director of Fourth Stockton Company and Chairman of Currin-Patterson Properties LLC, both privately held real estate investment companies.

         Paul Fulton has been a director of the Company since 1994. Since March 2000, he has served as Chairman of the Board of Directors of Bassett Furniture Industries, Inc. From July 1997 to March 2000, he served as Chairman and Chief Executive Officer of Bassett Furniture Industries, Inc. From January 1994 until 1997, Mr. Fulton served as Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill. From July 1988 to December 1993, Mr. Fulton served as President of Sara Lee Corporation. Mr. Fulton is currently a director of Sonoco Products, Bank of America Corporation, Lowes Companies, Inc., Bassett Furniture Industries, Inc.

         Grant L. Hamrick has been a director of the Company since 1994. Mr. Hamrick was Senior Vice President and Chief Financial Officer for American City Business Journals, Inc. from 1989 until his retirement in 1996. From 1961 to 1985, Mr. Hamrick was employed by the public accounting firm Price Waterhouse and served as Managing Partner of the Charlotte, North Carolina Office.

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

ITEM 11.  EXECUTIVE COMPENSATION:

         Incorporated by reference to Registrant's proxy statement for 2000 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Incorporated by reference to Registrant's proxy statement for 2000 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Incorporated by reference to Registrant's proxy statement for 2000 annual stockholders' meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

 (a) 1. & 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

         The response to this portion of Item 14 is submitted as a separate section of this report.

 (a) 3.  LIST OF EXHIBITS

         See Exhibit Index at page 40 of this annual report.

 (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended January 29, 2000.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                           YEAR ENDED JANUARY 29, 2000

                              THE CATO CORPORATION

                            CHARLOTTE, NORTH CAROLINA

ITEM 14(A) 1. AND 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                     SCHEDULE:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:


            Independent Auditors' Report..........................Page  24
            Consolidated Statements of Income.....................Page  25
            Consolidated Balance Sheets...........................Page  26
            Consolidated Statements of Cash Flows.................Page  27
            Consolidated Statements of Stockholders' Equity.......Page  28
            Notes to Consolidated Financial Statements............Pages 29 - 38

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II - Valuation and qualifying accounts...................Page  39

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE CATO CORPORATION


We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 13, 2000

                              The Cato Corporation
                        Consolidated Statements of Income


                                                                                        Fiscal Year Ended

                                                                         JANUARY 29,        January 30,        January 31,
                                                                             2000               1999               1998
---------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands, except per share data)

REVENUES
Retail sales                                                             $    585,085       $    524,381       $    496,851
Other income (principally finance, late and layaway charges)                   19,948             19,283             15,597
---------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                605,033            543,664            512,448
---------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of goods sold                                                            403,655            371,005            354,627
Selling, general and administrative                                           140,741            128,207            124,676
Depreciation                                                                    8,639              7,638              7,713
Interest                                                                           23                 19                 25
---------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                      553,058            506,869            487,041
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE          51,975             36,795             25,407
Income tax expense                                                             18,191             12,878              8,006
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     $     33,784       $     23,917       $     17,401

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ($79)                          147                 --                 --
---------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               $     33,931       $     23,917       $     17,401
===========================================================================================================================
BASIC EARNINGS PER SHARE                                                 $       1.28       $        .87       $        .62
===========================================================================================================================

BASIC AVERAGE SHARES                                                       26,486,407         27,522,582         28,058,934
===========================================================================================================================

DILUTED EARNINGS PER SHARE                                               $       1.26       $        .85       $        .62
===========================================================================================================================

DILUTED AVERAGE SHARES                                                     26,953,948         28,181,585         28,132,384
===========================================================================================================================

DIVIDENDS PER SHARE                                                      $        .28       $        .19       $        .16
===========================================================================================================================

See notes to consolidated financial statements.

                              The Cato Corporation
                           Consolidated Balance Sheets



                                                                                                      JANUARY 29,      January 30,
                                                                                                         2000             1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents                                                                              $  30,389         $  44,068
Short-term investments                                                                                    56,886            42,141
Accounts receivable, net of allowance for doubtful accounts of
$5,101 at January 29, 2000 and $4,201 at January 30, 1999                                                 45,458            44,536
Merchandise inventories                                                                                   69,497            61,112
Deferred income taxes                                                                                      4,093             3,372
Prepaid expenses                                                                                           2,494             2,374
----------------------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                                   208,817           197,603
Property and Equipment - net                                                                              69,338            54,740
Other Assets                                                                                               7,634             6,170
----------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                         $ 285,789         $ 258,513
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                                       $  54,707         $  52,391
Accrued expenses                                                                                          24,392            20,991
Income taxes                                                                                               4,730               197
----------------------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                               83,829            73,579
Deferred Income Taxes                                                                                      5,806             5,922
Other Noncurrent Liabilities (primarily deferred rent)                                                     7,374             6,778

Stockholders' Equity:
Preferred Stock, $100 par value per share, 100,000 shares authorized, none
issued                                                                                                        --                --
Class A Common Stock, $.033 par value per share, 50,000,000 shares authorized;
  24,173,480 shares issued at January 29, 2000 and 24,070,519 shares issued at January 30, 1999              805               802
Convertible Class B Common Stock, $.033 par value per share, 15,000,000 shares authorized;
  5,364,317 shares issued at January 29, 2000 and 5,264,317 issued at January 30, 1999                       179               176
Additional paid-in capital                                                                                71,974            69,878
Retained earnings                                                                                        146,881           120,366
Accumulated Other Comprehensive Income (Loss)                                                             (1,801)              224
Unearned Compensation - Restricted Stock Awards                                                             (984)               --
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         217,054           191,446
Less Class A Common Stock in treasury, at cost (3,290,348 shares at
  January 29, 2000 and 2,368,000 shares at January 30, 1999)                                             (28,274)          (19,212)
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                               188,780           172,234
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                             $ 285,789         $ 258,513
==================================================================================================================================

See notes to consolidated financial statements.

                              The Cato Corporation
                      Consolidated Statements of Cash Flows



                                                                                               Fiscal Year Ended

                                                                                     JANUARY 29,   January 30,    January 31,
                                                                                        2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             (Dollars in thousands)

OPERATING ACTIVITIES
Net income                                                                           $   33,931     $   23,917     $   17,401
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                            8,639          7,638          7,713
  Amortization of investment premiums                                                       187            123             95
  Provision for doubtful accounts                                                         4,850          4,081          3,675
  Deferred income taxes                                                                     175             38            496
  Compensation expense related to restricted stock awards                                   196             --             --
  Loss on disposal of property and equipment                                                727            942          1,196
  Changes in operating assets and liabilities which provided (used) cash:
    Accounts receivable                                                                  (5,772)        (1,431)        (7,669)
    Merchandise inventories                                                              (8,385)         3,114           (258)
    Other assets                                                                         (1,584)          (765)          (148)
    Accrued income taxes                                                                  4,712           (463)           760
    Accounts payable and other liabilities                                                6,845          3,705         15,674
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                44,521         40,899         38,935
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                                                 (23,964)       (13,519)        (7,377)
Purchases of short-term investments                                                     (22,544)       (24,624)       (24,553)
Sales of short-term investments                                                           4,496         10,717         30,122
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                   (42,012)       (27,426)        (1,808)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividends paid                                                                           (7,416)        (5,204)        (4,510)
Purchases of treasury stock                                                              (9,572)       (10,112)        (8,188)
Proceeds from employee stock purchase plan                                                  447            336            234
Proceeds from stock options exercised                                                       353          3,931            388
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                   (16,188)       (11,049)       (12,076)
-----------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (13,679)         2,424         25,051
Cash and Cash Equivalents at Beginning of Year                                           44,068         41,644         16,593
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                             $   30,389     $   44,068     $   41,644
=============================================================================================================================

See notes to consolidated financial statements.

                                                                         Page 28
                              The Cato Corporation
                 Consolidated Statements of Stockholders' Equity


                                                                                                       UNEARNED
                                                                                                        COMPEN-
                                                        CONVERTIBLE                     ACCUMULATED     SATION              TOTAL
                                                CLASS A  CLASS B    ADDITIONAL            COMPRE-     RESTRICTED            STOCK-
                                                 COMMON   COMMON    PAID-IN    RETAINED   HENSIVE       STOCK    TREASURY   HOLDERS'
                                                 STOCK    STOCK     CAPITAL    EARNINGS INCOME (LOSS)   AWARDS    STOCK     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
 BALANCE-- FEBRUARY 1, 1997                     $778    $176       $63,272     $ 88,762  $  (106)      $         $   (979) $151,903
(*)Comprehensive income:
    Net income                                                                   17,401                                      17,401
    Unrealized losses on available for sale
    securities, net of deferred income tax
    benefit of $5                                                                              (10)                             (10)
 Dividends paid ($.16 per share)                                                 (4,510)                                     (4,510)
 Class A Common Stock sold through employee
    stock purchase plan-- 47,194 shares            2                   232                                                      234
 Class A Common Stock sold through stock
    option plans-- 89,050 shares                   3                   385                                                      388
 Income tax benefit from stock options exercised                       298                                                      298
 Purchase of treasury shares-- 1,196,500 shares                                                                    (8,188)   (8,188)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE-- JANUARY 31, 1998                      783     176        64,187      101,653       (116)                (9,167)  157,516
(*)Comprehensive income:
    Net income                                                                   23,917                                      23,917
    Unrealized gains on available for sale
    securities, net of deferred income taxes
    of $174                                                                                    340                              340
 Dividends paid ($.19 per share)                                                 (5,204)                                     (5,204)
 Class A Common Stock sold through employee
    stock purchase plan-- 37,122 shares            1                   335                                                      336
 Class A Common Stock sold through stock
    option plans-- 530,750 shares                 18                 3,913                                                    3,931
 Income tax benefit from stock options exercised                     1,381                                                    1,381
 Purchase of treasury shares-- 1,006,500 shares                                                                   (10,112)  (10,112)
 Contribution of treasury stock to Employee
   Stock Purchase Plan - 10,000 shares                                  62                                             67       129
------------------------------------------------------------------------------------------------------------------------------------
 Balance-- January 30, 1999                      802     176        69,878      120,366        224               $(19,212)  172,234
(*)Comprehensive income:
    Net income                                                                   33,931                                       3,931
    Unrealized losses on available for sale
    securities, net of deferred income tax
    benefit of $1,091                                                                       (2,025)                          (2,025)
 Dividends paid ($.28 per share)                                                 (7,416)                                     (7,416)
 Class A Common Stock sold through employee
    stock purchase plan-- 53,811 shares            2                   445                                                      447
 Class A Common Stock sold through stock
    option plans-- 49,150 shares                   1                   352                                                      353
 Income tax benefit from stock options exercised                       100                                                      100
 Purchase of treasury shares--985,400 shares                                                                    (9,572)      (9,572)
 Contribution of treasury stock to Employee
    Stock Purchase Plan-- 63,052 shares                                 22                                        510           532
 Unearned compensation - Restricted Stock Awards          3          1,177                               (984)                  196
------------------------------------------------------------------------------------------------------------------------------------
 Balance-- January 29, 2000                     $805    $179       $71,974     $146,881    $(1,801)     $(984)  $(28,274)  $188,780
====================================================================================================================================

(*)Total comprehensive income for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 was $31,906, $24,257 and $17,391, respectively.

See notes to consolidated financial statements.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated.

DESCRIPTION OF BUSINESS AND FISCAL YEAR -- The Company has two business segments -- the operation of women's fashion specialty stores and a credit card division. The apparel specialty stores stores operate under the names Cato, Cato Fashions, Cato Plus and It's Fashion! and are located primarily in strip shopping centers in the Southeast. The Company's fiscal year ends on the Saturday nearest January
31. Fiscal years 1999, 1998 and 1997 each included fifty-two weeks.

USE OF ESTIMATES -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts receivable, reserves relating to workers' compensation, general and auto insurance liabilities and reserves for inventory markdowns.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

The Company's short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

CONCENTRATION OF CREDIT RISK -- Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents and accounts receivable. The Company places its cash equivalents with high credit qualified institutions and, by practice, limits the amount of credit exposure to any one institution. Concentrations of credit risks with respect to accounts receivable are limited due to the dispersion across different geographies of the Company's customer base.

SUPPLEMENTAL CASH FLOW INFORMATION -- Income tax payments, net of refunds received, for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 were $13,895,000, $13,394,000 and $6,754,000, respectively.

INVENTORIES -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which are as follows:


CLASSIFICATION                                                                                 ESTIMATED USEFUL LIVES
---------------------------------------------------------------------------------------------------------------------
Land improvements                                                                                       10 years
Buildings                                                                                            30-40 years
Leasehold improvement                                                                                 5-10 years
Fixtures and equipment                                                                                3-10 years
=====================================================================================================================

RETAIL SALES -- Revenues from retail sales, net of returns, are recognized upon delivery of the merchandise to the customer and exclude sales taxes.

ADVERTISING -- Advertising costs are expensed in the period in which they are incurred. Advertising expense was $5,109,000, $5,755,000 and $7,334,000 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE -- Basic earnings per share excludes dilution of stock options and is computed by dividing net earnings by the weighted-average number of Class A and Class B common shares outstanding for the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 26,486,407, 27,522,582 and 28,058,934 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 467,541, 659,003 and 73,450 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 26,953,948, 28,181,585 and 28,132,384 for the fiscal years ended January 29,
2000, January 30, 1999 and January 31, 1998, respectively.

INCOME TAXES -- The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS 133 is effective for the Company's fiscal 2001. The Company has not yet completed its analysis of any potential impact of SFAS 133 on its financial statements.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effects of retroactive application of the accounting change on fiscal 1998 and 1997 are immaterial to the financial statements.

RECLASSIFICATIONS -- Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with presentation for fiscal 1999.

2.       SHORT-TERM INVESTMENTS:

Short-term investments at January 29, 2000 include the following:

                                                                                             ESTIMATED
                                                                              UNREALIZED       FAIR
SECURITY TYPE                                                      COST        (LOSSES)        VALUE
-------------                                                     -------    --------------  ---------
                                                                             (In thousands)
Obligations of federal, state and political subdivisions          $59,657      $(2,771)      $56,886
                                                                  -------      -------       -------
Total                                                             $59,657      $(2,771)      $56,886
                                                                  =======      =======       =======

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Short-term investments at January 30, 1999 include the following:

                                                                             UNREALIZED    ESTIMATED
SECURITY TYPE                                                      COST        GAINS       FAIR VALUE
-------------                                                     -------  --------------  ----------
                                                                           (In thousands)
Obligations of federal, state and political subdivisions          $41,796      $   345       $42,141
                                                                  -------      -------       -------
Total                                                             $41,796      $   345       $42,141
                                                                  =======      =======       =======

The accumulated unrealized losses at January 29, 2000 of ($1,801,000), net of an income tax benefit of $970,000, and the accumulated unrealized gains at January 30, 1999 of $224,000, net of an income tax expense of $121,000, are reflected in other comprehensive income.

The amortized cost and estimated fair value of debt securities at January 29, 2000, by contractual maturity, are shown below:

                                                                                          ESTIMATED
SECURITY TYPE                                                                COST         FAIR VALUE
-------------                                                               -------       ----------
                                                                               (In thousands)
Due in one year or less                                                     $11,882       $11,721
Due in one year through three years                                          47,775        45,165
                                                                            -------       -------
Total                                                                       $59,657       $56,886
                                                                            =======       =======

3.       ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                                                                   JANUARY 29,   January 30,
                                                                                      2000          1999
                                                                                   -----------   -----------
                                                                                        (In thousands)

Customer accounts - principally deferred payment accounts                           $47,702       $46,913
Miscellaneous trade receivables                                                       2,857         1,824
                                                                                    -------       -------
Total                                                                                50,559        48,737
Less allowance for doubtful accounts                                                  5,101         4,201
                                                                                    -------       -------
Accounts receivable - net                                                           $45,458       $44,536
                                                                                    =======       =======

Finance charge and late charge revenue on customer deferred payment accounts totaled $11,870,000, $11,113,000 and $8,262,000 for the fiscal years ended
January 29, 2000, January 30, 1999 and January 31, 1998, respectively, and the provision for doubtful accounts was $4,850,000, $4,081,000 and $3,675,000, for the fiscal ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses.

4.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                                    JANUARY 29,   January 30,
                                                                                       2000          1999
                                                                                    -----------   -----------
                                                                                          (In thousands)
Land and improvements                                                               $  1,739      $  1,709
Buildings                                                                             15,806        15,784
Leasehold improvements                                                                23,145        19,190
Fixtures and equipment                                                                75,566        66,817
Construction in progress                                                              12,195         3,449
                                                                                    --------      --------
Total                                                                                128,451       106,949
Less accumulated depreciation                                                         59,113        52,209
                                                                                    -------       --------
Property and equipment - net                                                        $ 69,338      $ 54,740
                                                                                    ========      ========

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                                                    JANUARY 29,   JANUARY 30,
                                                                                       2000          1999
                                                                                    -----------   -----------
                                                                                          (In thousands)
Accrued bonus and retirement savings plan contributions                             $  9,502      $  6,371
Accrued payroll and related items                                                      3,735         2,705
Closed store lease obligations                                                         1,878         2,168
Property and other taxes                                                               2,925         2,266
Accrued health care plan                                                               1,981         2,068
Other                                                                                  4,371         5,413
                                                                                    --------      --------
Total accrued expenses                                                              $ 24,392      $ 20,991
                                                                                    ========      ========

6.       FINANCING ARRANGEMENTS:

At January 29, 2000, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until July 2002. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding under the agreement at January 29, 2000 or January 30, 1999.

The Company had approximately $4,594,000 and $5,524,000 at January 29, 2000 and January 30, 1999, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the "Plan"). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 worth of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 53,811 shares, 37,122 shares and 47,194 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

The Company has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan for key employees of the Company. Total shares issuable under the plans are 3,900,000, of which 825,000 shares are issuable under the Incentive to Consolidated Financial Statements Stock Option Plan and 3,075,000 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the shares under option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant and must be exercisable not later than 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. No awards shall be granted after July 31, 2004, and shares must be exercisable not later than 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $11.81 to a key executive. These stock awards vest over four years and the unvested portion is included in stockholders' equity as unearned compensation at January 29, 2000 in the accompanying financial statements. The charge to compensation expense for these stock awards in 1999 was $196,000.

Option plan activity for the three fiscal years ended January 29, 2000 is set forth below:

                                                                 RANGE OF      WEIGHTED
                                              OPTIONS            OPTION         AVERAGE
                                            OUTSTANDING          PRICES          PRICE
---------------------------------------------------------------------------------------
Outstanding options, February 1, 1997       2,831,750      $ 1.42 - $ 9.31      $ 7.41
  Granted                                   1,023,000        5.03 -   9.25        8.10
  Exercised                                   (89,050)       1.42 -   7.69        4.36
  Cancelled                                  (979,968)       6.97 -   8.25        7.51
                                            -------------------------------------------
Outstanding options, January 31, 1998       2,785,732        1.50 -   9.31        7.73
  Granted                                     302,000       10.66 -  14.59       13.03
  Exercised                                  (530,750)       1.50 -   9.31        7.38
  Cancelled                                   (95,000)       4.94 -  12.56        7.63
                                            -------------------------------------------
Outstanding options, January 30, 1999       2,461,982        1.50 -  14.59        8.45
  Granted                                     670,000        9.36 -  13.25       12.51
  Exercised                                   (48,950)       1.50 -   8.25        7.25
  Cancelled                                  (110,250)       3.21 -  12.69        8.23
                                            -------------------------------------------
Outstanding options, January 29, 2000       2,972,782      $ 1.50 - $14.59      $ 9.39
                                            ===========================================

The following tables summarize stock option information at January 29, 2000:

                                                                                OPTIONS OUTSTANDING
                                                                                -------------------
                                                                                      WEIGHTED
                                                                                      AVERAGE             WEIGHTED
    RANGE OF                                                          NUMBER          REMAINING           AVERAGE
 EXERCISE PRICES                                                   OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
$ 1.50 - $  7.63                                                      814,682        2.39 years             $    7.42
$ 7.69 - $  8.25                                                    1,169,900        6.88 years             $    8.08
$ 9.25 - $ 14.59                                                      988,200        9.17 years             $   12.57
---------------------------------------------------------------------------------------------------------------------
$ 1.50 - $ 14.59                                                    2,972,782        6.41 years             $    9.39
=====================================================================================================================

                                                                                           OPTIONS EXERCISABLE
                                                                                           -------------------
                                                                                                           WEIGHTED
    RANGE OF                                                                              NUMBER           AVERAGE
 EXERCISE PRICES                                                                       EXERCISABLE     EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
$ 1.50 - $  7.63                                                                         778,082             $   7.53
$ 7.69 - $  8.25                                                                         575,000             $   8.00
$ 9.25 - $ 14.59                                                                          69,400             $  12.41
---------------------------------------------------------------------------------------------------------------------
$1.50 -  $ 14.59                                                                       1,422,482             $   7.96
=====================================================================================================================


Outstanding options at January 29, 2000 covered 717,000 shares of Class B Common Stock and 2,255,782 shares of Class A Common Stock. Outstanding options at January 30, 1999 covered 517,000 shares of Class B Common Stock and

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1,944,982 shares of Class A Common Stock. Options available to be granted under the option plans were 526,018 shares at January 29, 2000 and 184,368 shares at January 30, 1999.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 1999, 1998 and 1997 stock options granted been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted earnings per share amounts for fiscal 1999, 1998 and 1997 would approximate the following proforma amounts (dollars in thousands, except per share data):

                                                AS REPORTED   PROFORMA
----------------------------------------------------------------------
Net Income-- Fiscal 1999                         $33,931      $32,329
Basic Earnings Per Share                         $  1.28      $  1.22
Diluted Earnings Per Share                       $  1.26      $  1.20

Net Income-- Fiscal 1998                         $23,917      $22,822
Basic Earnings Per Share                         $   .87      $   .83
Diluted Earnings Per Share                       $   .85      $   .81

Net Income-- Fiscal 1997                         $17,401      $16,476
Basic Earnings Per Share                         $   .62      $   .59
Diluted Earnings Per Share                       $   .62      $   .59

The weighted-average fair value of each option granted during fiscal 1999, 1998 and 1997 is estimated as $6.12, $6.71 and $4.02 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 1999, 1998 and 1997, respectively: expected dividend yield of 2.62%, 2.20% and 1.49%; expected volatility of 62.10%, 66.44% and 58.14%, adjusted for expected dividends; risk-free interest rate of 6.40%, 5.07% and 5.44%; and an expected life of 5 years, 5 years and 5 years. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

In February 2000, the Board of Directors increased the quarterly dividend by 33% from $.075 per share to $.10 per share.

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the components of comprehensive income to be disclosed in the financial statements. Total comprehensive income is composed of net income and unrealized gains or losses on available-for-sale securities. Total comprehensive income for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 is as follows:

                                                                                                   FISCAL YEAR ENDED
                                                                                 JANUARY 29,         JANUARY 30,      JANUARY 31,
                                                                                    2000                 1999             1998
                                                                                 -----------      -----------------   -----------
                                                                                                   (In thousands)

Net income                                                                       $   33,931     $    23,917           $    17,401
Unrealized gains (losses) on available for sale securities, net of taxes             (2,025)            340                   (10)
                                                                                 ----------     -----------           -----------
Total comprehensive income                                                       $   31,906     $    24,257           $    17,391
                                                                                 ==========     ============          ===========

The following schedule summarizes the activity in other comprehensive income for the year ended January 29, 2000 (in thousands):

                                                                                                   TAX EXPENSE
                                                                                  PRE-TAX            (BENEFIT)          NET OF TAX
                                                                                -----------        -------------        -----------
Net unrealized (losses) arising during the year                                 $    (3,116)        $     (1,091)       $   (2,025)
                                                                                -----------         ------------        ----------
Other comprehensive income (loss)                                               $    (3,116)        $     (1,091)       $   (2,025)
                                                                                ===========         ============        ==========

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution to cover plan administrative expenses and further Company contributions, at the discretion of the Board of Directors. The Company's contributions for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 were approximately $2,145,000, $1,606,000 and $1,177,000, respectively.

The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The contributions for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 were $1,913,000, $531,000 and $130,000, respectively.

The Company is self-insured with respect to employee health, workers compensation and general liability claims. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. The Company has stop-loss insurance coverage for individual claims in excess of $220,000. Contributions to the VEBA trust were $5,214,000, $4,177,000 and $3,854,000 in fiscal 1999, 1998 and 1997, respectively.

9. LEASES:

The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options, and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three-to seven-year periods. The Company has a master lease agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment, which do not meet criteria for capital lease accounting, and are being accounted for as operating leases with terms of seven years. However, these leases may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company cancelled the leases at January 29, 2000, the purchase price for the equipment would be approximately $8,815,000.

The minimum rental commitments under non-cancelable operating leases are (in thousands):

--------------------------------------------------------------------------
FISCAL YEAR
--------------------------------------------------------------------------
2000                                                             $  30,032
2001                                                                24,409
2002                                                                14,456
2003                                                                 5,886
2004                                                                   803
Thereafter                                                             834
                                                                 ---------
Total minimum lease payments                                     $  76,420
                                                                 =========

The following schedule shows the composition of total rental expense for all leases:

-------------------------------------------------------------------------------
                                             Fiscal Year Ended
                            JANUARY 29,          January 30,         January 31,
                               2000                 1999                1998
-------------------------------------------------------------------------------
                                               (In thousands)
Minimum rentals            $   32,453          $    30,313          $    29,660
Contingent rent                   257                  270                  226
                           ----------------------------------------------------
Total rental expense       $   32,710          $    30,583          $    29,886
                           ====================================================

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES:

The provision for income taxes consists of the following:

---------------------------------------------------------------------------------------
                                                         Fiscal Year Ended
                                             JANUARY 29,   January 30,      January 31,
                                               2000           1999             1998
---------------------------------------------------------------------------------------
                                                           (In thousands)
Current income taxes:
  Federal                                     $  17,826      $  12,502       $   6,825
  State                                             190            338             685
                                              ----------------------------------------
    Total                                        18,016         12,840           7,510
                                              ----------------------------------------
Deferred income taxes:
  Federal                                            81           (190)            205
  State                                              94            228             291
                                              ----------------------------------------
    Total                                           175             38             496
                                              ----------------------------------------

Total income tax expense                      $  18,191      $  12,878       $   8,006
                                              ========================================

Significant components of the Company's deferred tax assets and liabilities as of January 29, 2000 and January 30, 1999 are as follows:

--------------------------------------------------------------------------------------
                                                           JANUARY 29,     January 30,
                                                              2000            1999
--------------------------------------------------------------------------------------
                                                                 (In thousands)
Deferred tax assets:
  Bad debt reserve                                         $   1,969        $   1,623
  Inventory valuation                                          1,411            1,134
  Unrealized losses on short-term investments                    970               --
  Reserves                                                     1,108              958
                                                           --------------------------
    Total deferred tax assets                                  5,458            3,715
                                                           --------------------------
Deferred tax liabilities:
  Tax over book depreciation                                   6,527            6,326
  Unrealized gains on short-term investments                      --              121
  Other, net                                                     644             (182)
                                                           --------------------------
    Total deferred tax liabilities                             7,171            6,265
                                                           --------------------------
Net deferred tax liabilities                               $   1,713        $   2,550
                                                           ==========================

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

------------------------------------------------------------------------------------------
                                                             Fiscal Year Ended
                                                JANUARY 29,    January 30,     January 31,
                                                   2000           1999            1998
------------------------------------------------------------------------------------------
Federal income tax rate                            35.0%          35.0%           35.0%
State income taxes                                  0.5            1.2             2.9
Other                                              (0.5)          (1.2)           (6.4)
                                                ------------------------------------------
Effective income tax rate                          35.0%          35.0%           31.5%
                                                ==========================================

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial results have been restated for the effects of SAB 101 and are as follows (in thousands, except per share data):

-------------------------------------------------------------------------------------------------------------------------------
FISCAL 1999                                                                      FIRST       SECOND       THIRD        FOURTH
-------------------------------------------------------------------------------------------------------------------------------
Retail sales                                                                   $ 153,047    $ 148,782    $ 127,367    $ 155,889
Total revenues                                                                   157,874      153,809      132,357      160,993
Cost of goods sold                                                               100,017      100,100       90,247      113,291
Income before income taxes and cumulative effect of accounting change             20,906       15,477        5,418       10,174
Income before cumulative effect of accounting change                              13,589       10,060        3,522        6,613
Cumulative effect of accounting change, net of tax                                   147           --           --           --
Net income                                                                        13,736       10,060        3,522        6,613
Basic earnings per share (before cumulative effect of accounting change)       $     .51    $     .38    $     .13    $     .25
Basic earnings per share                                                       $     .52    $     .38    $     .13    $     .25
Diluted earnings per share (before cumulative effect of accounting change)     $     .51    $     .37    $     .13    $     .25
Diluted earnings per share                                                     $     .51    $     .37    $     .13    $     .25

FISCAL 1998
-------------------------------------------------------------------------------------------------------------------------------
Retail sales                                                                   $ 136,174    $ 132,573    $ 113,834    $ 141,800
Total revenues                                                                   141,044      137,176      118,600      146,844
Cost of goods sold                                                                89,179       93,864       81,364      106,598
Income before income taxes                                                        16,844        8,928        4,322        6,701
Net income                                                                        11,117        5,635        2,809        4,356
Basic earnings per share                                                       $     .40    $     .20    $     .10    $     .16
Diluted earnings per share                                                     $     .39    $     .20    $     .10    $     .16
===============================================================================================================================

The restatement for the effects of SAB 101 for fiscal 1999 resulted in a decrease in net income before cumulative effect of accounting change of $149,000 with no per share effect in the first quarter; an increase in net income of $126,000 with no per share effect in the second quarter; and a decrease in net income of $442,000 with a decrease of $.02 per share in the third quarter.

12. REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operates its women's fashion specialty retail stores in 21 states, principally in the Southeast. The Company offers its own credit card to its customers, and all credit authorizations, payment processing, and collection efforts are performed by a separate division of the Company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

The following schedule summarizes certain segment information (in thousands):

-----------------------------------------------------------------------------
FISCAL 1999                  RETAIL             CREDIT              TOTAL
-----------------------------------------------------------------------------
Revenues                   $    592,855        $    12,178        $   605,033
Depreciation                      8,603                 36              8,639
Interest expense                     23                 --                 23
Income before taxes              47,347              4,628             51,975
Total assets                    224,501             61,288            285,789
Capital expenditures             23,807                157             23,964

FISCAL 1998                  RETAIL             CREDIT              TOTAL
-----------------------------------------------------------------------------
Revenues                   $    532,330        $    11,334        $   543,664
Depreciation                      7,613                 25              7,638
Interest expense                     19                 --                 19
Income before taxes              33,044              3,751             36,795
Total assets                    200,946             57,567            258,513
Capital expenditures             13,459                 60             13,519

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITORS REPORT



FISCAL 1997                    RETAIL             CREDIT              TOTAL
-----------------------------------------------------------------------------
Revenues                   $    503,914        $     8,534       $   512,448
Depreciation                      7,685                 28             7,713
Interest expense                     25                 --                25
Income before taxes              24,535                872            25,407
Total assets                    197,871             43,566           241,437
Capital expenditures              7,377                 --             7,377
============================================================================

13. COMMITMENTS AND CONTINGENCIES:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $1,074,000, $1,347,000 and $970,000 in fiscal 1999, 1998 and 1997, respectively. The Company had no outstanding letters of credit relating to such claims at January 29, 2000, and $1,600,000 at January 30, 1999. See Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.



INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of The Cato Corporation


We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility if to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


Charlotte, North Carolina
March 13, 2000

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                           Allowance                Reserve
                                                              for                     for
                                                           Doubtful                 Rental
                                                         Accounts (a)           Commitments (b)
                                                       -----------------        ---------------
                                                                     (In thousands)

Balance at February 1, 1997                            $    3,401               $     917
   Additions charged to costs and expenses                  3,675                   2,001
   Additions (Deductions) charged to other accounts           853   (d)                 -
   Deductions                                              (4,228)  (c)            (1,015)
                                                       ------------------       ---------------

Balance at January 31, 1998                                 3,701                   1,903
   Additions charged to costs and expenses                  4,081                   1,799
   Additions (Deductions) charged to other accounts           856   (d)                 -
   Deductions                                              (4,437)  (c)            (1,776)
                                                       ------------------       ---------------

Balance at January 30, 1999                                 4,201                   1,926
   Additions charged to costs and expenses                  4,850                     998
   Additions (Deductions) charged to other accounts           936   (d)                 -
   Deductions                                              (4,886)  (c)            (1,153)
                                                       ------------------       ---------------

Balance at January 29, 2000                            $    5,101               $   1,771
                                                       ==================       ===============



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

                                  EXHIBIT INDEX

DESIGNATION OF
   EXHIBIT                                                             PAGE
--------------                                                         ----

        10        Employment Agreement................................. 41

        21        Subsidiaries of the Registrant....................... 42

        23        Consent of Independent Auditors...................... 43

        27        Financial Data Schedule (for SEC use only)

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Cato Corporation


By   /s/  Wayland H. Cato, Jr.                    By   /s/  John P. Derham Cato
   --------------------------------------            --------------------------------------
   Wayland H. Cato, Jr.                              John P. Derham Cato
   Chairman of the Board                             Vice Chairman of the Board
                                                     President and Chief Executive Officer

By   /s/  Michael O. Moore                        By   /s/  Robert M. Sandler
   --------------------------------------            --------------------------------------
   Michael O. Moore                                  Robert M. Sandler
   Executive Vice President                          Senior Vice President
   Chief Financial Officer and Secretary             Controller

Date:  April 26, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/  Wayland H. Cato, Jr.                       /s/  Robert W. Bradshaw, Jr.
--------------------------------------------    -------------------------------------------
                Wayland H. Cato, Jr.                          Robert W. Bradshaw, Jr.
                     (Director)                                      (Director)

/s/  John P. Derham Cato                        /s/  George S. Currin
--------------------------------------------    -------------------------------------------
                 John P. Derham Cato                              George S. Currin
                     (Director)                                      (Director)

/s/  Edgar T. Cato                              /s/  Paul Fulton
--------------------------------------------    -------------------------------------------
                    Edgar T. Cato                                   Paul Fulton
                     (Director)                                      (Director)

/s/  Howard A. Severson                         /s/  Grant L. Hamrick
--------------------------------------------    -------------------------------------------
                 Howard A. Severson                               Grant L. Hamrick
                     (Director)                                      (Director)

/s/  Clarice Cato Goodyear                      /s/  James H. Shaw
--------------------------------------------    -------------------------------------------
                Clarice Cato Goodyear                              James H. Shaw
                     (Director)                                      (Director)

/s/  Thomas E. Cato                             /s/  A.F. (Pete) Sloan
--------------------------------------------    -------------------------------------------
                   Thomas E. Cato                                A.F. (Pete) Sloan
                     (Director)                                      (Director)