Form 10-Q
period 2000-04-29
CATO CORP
filed 2000-06-06
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 29, 2000

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

Yes [X] No [ ]

As of May 16, 2000, there were 19,451,671 shares of Class A Common Stock and 5,364,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                 APRIL 29, 2000


                                TABLE OF CONTENTS



                                                                          Page
                                                                           No.
                                                                          ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

         Condensed Consolidated Statements of Income                         2

         Condensed Consolidated Balance Sheets                               3

         Condensed Consolidated Statements of Cash Flows                     4

         Notes to Condensed Consolidated Financial Statements            5 - 6
            For the Three Months Ended April 29, 2000 and May 1, 1999

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                7 - 9


PART II - OTHER INFORMATION                                            10 - 11

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               APRIL 29,      May 1,
                                                                 2000          1999
                                                              (UNAUDITED)   (Unaudited)
                                                              -----------   -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                $162,154      $153,047
    Other income (principally finance and layaway charges)         5,086         4,827
                                                                --------      --------
       Total revenues                                            167,240       157,874
                                                                --------      --------

COSTS AND EXPENSES
    Cost of goods sold                                           105,324       100,017
    Selling, general and administrative                           37,132        34,922
    Depreciation                                                   2,377         2,023
    Interest                                                           7             6
                                                                --------      --------
       Total expenses                                            144,840       136,968
                                                                --------      --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                       22,400        20,906

Income tax expense                                                 7,840         7,317
                                                                --------      --------

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                 14,560        13,589

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX ($79)                                                      --           147
                                                                --------      --------

NET INCOME                                                      $ 14,560      $ 13,736
                                                                ========      ========

BASIC EARNINGS PER SHARE                                        $    .58      $    .52
                                                                ========      ========

DILUTED EARNINGS PER SHARE                                      $    .57      $    .51
                                                                ========      ========

DIVIDENDS PER SHARE                                             $    .10      $   .055
                                                                ========      ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                APRIL 29,        May 1,        January 29,
                                                                   2000           1999             2000
                                                               (UNAUDITED)     (Unaudited)
                                                                ---------       ---------       ---------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                   $  18,021       $  42,861       $  30,389
    Short-term investments                                         61,095          53,273          56,886
    Accounts receivable - net                                      44,476          43,254          45,458
    Merchandise inventories                                        84,468          76,396          69,497
    Deferred income taxes                                           4,014           3,475           4,093
    Prepaid expenses                                                2,581           2,646           2,494
                                                                ---------       ---------       ---------
       Total Current Assets                                       214,655         221,905         208,817
Property and Equipment - net                                       72,353          56,779          69,338
Other Assets                                                        7,723           6,280           7,634
                                                                ---------       ---------       ---------
             Total                                              $ 294,731       $ 284,964       $ 285,789
                                                                =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                            $  67,867       $  66,895       $  54,707
    Accrued expenses                                               17,308          17,456          24,392
    Income taxes                                                    9,589           7,530           4,730
                                                                ---------       ---------       ---------
       Total Current Liabilities                                   94,764          91,881          83,829
Deferred Income Taxes                                               5,544           5,801           5,806
Other Noncurrent Liabilities                                        8,718           7,001           7,374
Stockholders' Equity:
    Class A Common Stock, issued 24,212,819 shares,
       24,101,474 shares and 24,173,480 shares at
       April 29, 2000, May 1, 1999, and January 29, 2000,
       respectively                                                   807             803             805
    Convertible Class B Common Stock, issued 5,364,317
       shares, 5,264,317 shares and 5,364,317 shares at
       April 29, 2000, May 1, 1999 and January 29, 2000
       respectively                                                   179             176             179
Additional paid-in capital                                         72,324          70,147          71,974
Retained earnings                                                 158,893         132,625         146,881
Accumulated Other Comprehensive Loss                               (1,864)           (191)         (1,801)
Unearned Compensation - Restricted Stock Awards                      (911)             --            (984)
                                                                ---------       ---------       ---------
                                                                  229,428         203,560         217,054
Less Class A Common Stock in treasury,
    at cost (4,759,148 shares at April 29, 2000, 2,874,000
    shares at May 1, 1999, and 3,290,348 shares
    at January 29, 2000, respectively)                            (43,723)        (23,279)        (28,274)
                                                                ---------       ---------       ---------
       Total Stockholders' Equity                                 185,705         180,281         188,780
                                                                ---------       ---------       ---------
          Total                                                 $ 294,731       $ 284,964       $ 285,789
                                                                =========       =========       =========

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                 ---------------------------
                                                                    APRIL 29,      May 1,
                                                                      2000          1999
                                                                  (UNAUDITED)    (Unaudited)
                                                                  --------------------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                     $ 14,560       $ 13,736

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                   2,377          2,023
       Amortization of investment premiums                               44             44
       Compensation expense related to restricted stock award            73             --
       Loss on disposal of property and equipment                       199            141
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                           982          1,282
          Merchandise inventories                                   (14,971)       (15,284)
          Other assets                                                 (176)          (382)
          Accrued income taxes                                        4,859          7,333
          Accounts payable and other liabilities                      7,237         11,723
                                                                   --------       --------

    Net cash provided by operating activities                        15,184         20,616
                                                                   --------       --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                          (5,591)        (4,203)
    Purchases of short-term investments                              (5,048)       (14,903)
    Sales of short-term investments                                     732          3,088
                                                                   --------       --------

    Net cash used in investing activities                            (9,907)       (16,018)
                                                                   --------       --------


FINANCING ACTIVITIES

    Dividends paid                                                   (2,549)        (1,477)
    Purchases of treasury stock                                     (15,449)        (4,577)
    Proceeds from employee stock purchase plan                          223            237
    Proceeds from stock options exercised                               130             12
                                                                   --------       --------

    Net cash used in financing activities                           (17,645)        (5,805)
                                                                   --------       --------

    Net Decrease in Cash and Cash Equivalents                       (12,368)        (1,207)

    Cash and Cash Equivalents at Beginning of Period                 30,389         44,068
                                                                   --------       --------

    Cash and Cash Equivalents at End of Period                     $ 18,021       $ 42,861
                                                                   ========       ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 29, 2000 AND MAY 1, 1999

-------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown at April 29, 2000 and May 1, 1999 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the financial statements and notes there to, included in the Company's Annual Report in Form 10-K for the fiscal year ended January 29, 2000.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the quarters ended April 29, 2000 and May 1, 1999 was $14,497,000 and $13,321,000, respectively. Total comprehensive income is composed of net income and net unrealized losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the first quarter of fiscal 2000, the Company repurchased 1,468,800 shares of Class A Common Stock for $15,449,000, or an average price of $10.52 per share. In the first quarter of fiscal 1999, the Company repurchased 569,000 shares of Class A Common Stock for $4,577,000, or an average price of $8.04 per share. In March 1999, the Company transferred 63,000 shares of Class A Common Stock from treasury stock to its Employee Stock Ownership Plan as the contribution for the fiscal year ended January 30, 1999.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effects of retroactive application of the accounting change on fiscal 1998 is immaterial to the financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 29, 2000 AND MAY 1, 1999

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

                                                THREE MONTHS ENDED
                                      ---------------------------------------
                                         APRIL 29,               MAY 1,
                                           2000                   1999
                                      ----------------      -----------------

Weighted-average shares outstanding        25,303,734             26,659,565
Dilutive effect of stock options              334,854                248,834
                                      ----------------      -----------------
Weighted-average shares and
    equivalents outstanding                25,638,588             26,908,399
                                      ================      =================

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended April 29, 2000 and May 1, 1999 were $3,446,000 and $181,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At April 29, 2000, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at April 29, 2000, May 1, 1999 or January 29, 2000.


NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

Three Months Ended April 29, 2000                                              Retail        Credit        Total
--------------------------------------------------------------------------------------------------------------------
Total Revenues                                                              $   163,991    $   3,249    $   167,240
Income before taxes and cumulative effect of accounting change                   21,413          987         22,400

Three Months Ended May 1, 1999
--------------------------------------------------------------------------------------------------------------------
Total Revenues                                                              $   155,015    $   2,859    $   157,874
Income before taxes and cumulative effect of accounting change                   20,010          896         20,906

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

                                                                              THREE MONTHS ENDED
                                                                         ------------------------------
                                                                          APRIL 29,           May 1,
                                                                             2000              1999
                                                                         ------------------------------
Total retail sales                                                        100.0 %            100.0 %
Total revenues                                                            103.1              103.2
Cost of goods sold                                                         64.9               65.4
Selling, general and administrative                                        22.9               22.8
Income before income taxes and cumulative effect of accounting change      13.8               13.7
Net income                                                                  9.0                9.0

COMPARISON OF FIRST QUARTER OF 2000 WITH 1999.


OPERATING RESULTS

Total retail sales for the first quarter were $162.2 million, an increase of 6% over sales of $153.0 million for the first quarter last year. Same-store sales decreased 1% in this year's first quarter. The increase in total retail sales for the first quarter resulted from the Company's increase in store development activity. The Company operated 817 stores at April 29, 2000 compared to 753 stores at the end of last year's first quarter.

Other income for the first quarter of 2000 increased 5%, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge fee income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold were 64.9% of total retail sales for the current year's first quarter, compared to 65.4% for last year's first three months. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely and aggressive markdowns and tighter merchandise planning and control.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $37.1 million, or 22.9% of retail sales, for this year's first quarter compared to $34.9 million, or 22.8% of retail sales, in last year's first quarter. Expenses remained well controlled and were under planned levels.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effects of retroactive application of the accounting change on fiscal 1998 is immaterial to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At April 29, 2000, the Company had working capital of $119.9 million, compared to $130.0 million at May 1, 1999 and $125.0 million at January 29, 2000. Cash provided by operating activities was $15.2 million for the three months ended April 29, 2000, compared to $20.6 million for last year's comparable three month period. The decrease resulted primarily from a decrease in accounts payable and other liabilities and accrued income taxes offset by an increase in net income. At April 29, 2000, the Company had cash, cash equivalents, and short-term investments of $79.1 million, compared to $96.1 million at May 1, 1999 and $87.3 million at January 29, 2000.

Net cash used in investing activities totaled $9.9 million for the first three months of 2000 compared to $16.0 million for the comparable period of 1999. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for new technology for systems. The decrease in cash used was primarily related to a decrease in purchases of short-term investments in fiscal 2000 as compared to fiscal 1999.

Expenditures for property and equipment totaled $5.6 million for the three months ended April 29, 2000, compared to $4.2 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $32 million for the current fiscal year. The Company intends to open approximately 100 new stores, close 10 stores and to relocate 28 stores during the current fiscal year. For the three months ended April 29, 2000, the Company had opened 12 new stores, relocated 9 stores, and closed four stores.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Net cash used in financing activities totaled $17.6 million for the first three months of 2000 compared to $5.8 million for the comparable period of 1999. The increase was due primarily from its share buyback program and an increase in dividends paid in fiscal 2000 as compared to fiscal 1999.

At April 29, 2000, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at April 29, 2000, May 1, 1999 or January 29, 2000.

In February 2000, the Board of Directors increased the quarterly dividend by 33% from $.075 per share to $.10 per share.

The Company does not use derivative financial instruments in its investment portfolio. At April 29, 2000, May 1, 1999 and January 29, 2000, the Company's investment portfolio was invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive income.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements during fiscal 2000.

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

PART II  OTHER INFORMATION

THE CATO CORPORATION



ITEM 1.    LEGAL PROCEEDINGS

         None


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.    OTHER INFORMATION

         None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      None

         (B) No Reports on Form 8-K were filed during the quarter ended April 29, 2000.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE CATO CORPORATION



    June 6, 2000                         /s/ Wayland H. Cato, Jr.
--------------------------               ---------------------------------------
       Date                              Wayland H. Cato, Jr.
                                         Chairman of the Board


    June 6, 2000                         /s/ John P. Derham Cato
--------------------------               ---------------------------------------
       Date                              John P. Derham Cato
                                         Vice Chairman of the Board
                                         President and Chief Executive Officer


    June 6, 2000                         /s/ Michael O. Moore
--------------------------               ---------------------------------------
       Date                              Michael O. Moore
                                         Executive Vice President
                                         Chief Financial Officer and Secretary


     June 6, 2000                        /s/ Robert M. Sandler
--------------------------               ---------------------------------------
       Date                              Robert M. Sandler
                                         Senior Vice President
                                         Controller