Form 10-Q
period 2000-07-29
CATO CORP
filed 2000-09-08
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 29, 2000
                               ------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                       -----------------------------------

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

Yes  [X]    No  [ ]

As of August 15, 2000, there were 19,480,146 shares of Class A Common Stock and 5,364,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                  JULY 29, 2000


                                TABLE OF CONTENTS



                                                                           Page
                                                                            No.
                                                                           ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

         Condensed Consolidated Statements of Income
               For the Three Months and Six Months Ended
               July 29, 2000 and July 31, 1999                                2

         Condensed Consolidated Balance Sheets
               At July 29, 2000, July 31, 1999 and January 29, 2000           3

         Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended July 29, 2000
               and July 31, 1999                                              4

         Notes to Condensed Consolidated Financial Statements
               For the Three Months and Six Months Ended
               July 29, 2000 and July 31, 1999                            5 - 7

         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8 - 10


PART II - OTHER INFORMATION                                             11 - 12

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              -------------------------    -------------------------
                                                                JULY 29,      July 31,      JULY 29,      July 31,
                                                                  2000          1999          2000          1999
                                                              (UNAUDITED)   (Unaudited)    (UNAUDITED)   (Unaudited)
                                                              -----------   -----------    -----------   -----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                $163,375      $148,782      $325,529      $301,829
    Other income (principally finance and layaway charges)         5,307         5,027        10,393         9,854
                                                                --------      --------      --------      --------
       Total revenues                                            168,682       153,809       335,922       311,683
                                                                --------      --------      --------      --------

COSTS AND EXPENSES
    Cost of goods sold                                           110,015       100,100       215,338       200,117
    Selling, general and administrative                           38,744        36,118        75,876        71,040
    Depreciation                                                   2,378         2,109         4,756         4,132
    Interest                                                          10             5            17            11
                                                                --------      --------      --------      --------
       Total expenses                                            151,147       138,332       295,987       275,300
                                                                --------      --------      --------      --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                       17,535        15,477        39,935        36,383

Income tax expense                                                 6,137         5,417        13,977        12,734
                                                                --------      --------      --------      --------

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                 11,398        10,060        25,958        23,649

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX ($79)                                                      --            --            --           147
                                                                --------      --------      --------      --------

NET INCOME                                                      $ 11,398      $ 10,060      $ 25,958      $ 23,796
                                                                ========      ========      ========      ========

BASIC EARNINGS PER SHARE                                        $    .46      $    .38      $   1.04      $    .90
                                                                ========      ========      ========      ========

DILUTED EARNINGS PER SHARE                                      $    .45      $    .37      $   1.02      $    .88
                                                                ========      ========      ========      ========

DIVIDENDS PER SHARE                                             $    .10      $   .075      $    .20      $    .13
                                                                ========      ========      ========      ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JULY 29,         July 31,      January 29,
                                                                  2000             1999           2000
                                                               (UNAUDITED)     (Unaudited)
                                                               -----------     -----------     -----------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                   $  18,997       $  41,802       $  30,389
    Short-term investments                                         61,084          53,365          56,886
    Accounts receivable - net                                      44,434          43,673          45,458
    Merchandise inventories                                        71,899          68,187          69,497
    Deferred income taxes                                           3,898           3,837           4,093
    Prepaid expenses                                                2,108           2,022           2,494
                                                                ---------       ---------       ---------
       Total Current Assets                                       202,420         212,886         208,817
Property and Equipment - net                                       75,900          60,262          69,338
Other Assets                                                        8,097           6,408           7,634
                                                                ---------       ---------       ---------
             Total                                              $ 286,417       $ 279,556       $ 285,789
                                                                =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                            $  49,233       $  52,156       $  54,707
    Accrued expenses                                               21,499          21,095          24,392
    Income taxes                                                    7,091           5,600           4,730
                                                                ---------       ---------       ---------
       Total Current Liabilities                                   77,823          78,851          83,829
Deferred Income Taxes                                               5,550           5,801           5,806
Other Noncurrent Liabilities                                        7,978           7,154           7,374
Stockholders' Equity
    Preferred Stock, $100 par value per share, 100,000
       shares authorized, none issued                                  --              --              --
    Class A Common Stock, $.033 par value per share,
       50,000,000 shares authorized; issued 24,239,294
       shares, 24,109,961 shares and 24,173,480 shares at
       July 29, 2000, July 31, 1999, and January 29, 2000,
       respectively                                                   808             803             805
    Convertible Class B Common Stock, $.033 par value
       per share, 15,000,000 shares authorized; issued
       5,364,317 shares, 5,264,317 shares and 5,364,317
       shares at July 29, 2000, July 31, 1999 and
       January 29, 2000 respectively                                  179             176             179
Additional paid-in capital                                         72,517          70,216          71,974
Retained earnings                                                 167,769         140,698         146,881
Accumulated Other Comprehensive Loss                               (1,647)           (864)         (1,801)
Unearned Compensation - Restricted Stock Awards                      (837)             --            (984)
                                                                ---------       ---------       ---------
                                                                  238,789         211,029         217,054
Less Class A Common Stock in treasury,
    at cost (4,759,148 shares at July 29, 2000, 2,873,948
    shares at July 31, 1999, and 3,290,348 shares at
    January 29, 2000, respectively)                               (43,723)        (23,279)        (28,274)
                                                                ---------       ---------       ---------
       Total Stockholders' Equity                                 195,066         187,750         188,780
                                                                ---------       ---------       ---------
          Total                                                 $ 286,417       $ 279,556       $ 285,789
                                                                =========       =========       =========

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                 ---------------------------
                                                                    JULY 29,       July 31,
                                                                      2000           1999
                                                                  (UNAUDITED)    (Unaudited)
                                                                 ---------------------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                     $ 25,958       $ 23,796

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                   4,756          4,132
       Amortization of investment premiums                               76             89
       Compensation expense related to restricted stock award           147             --
       Loss on disposal of property and equipment                       549            295
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                         1,024            863
          Merchandise inventories                                    (2,402)        (7,075)
          Other assets                                                  (77)           114
          Accrued income taxes                                        2,361          5,403
          Accounts payable and other liabilities                     (7,824)           777
                                                                   --------       --------

    Net cash provided by operating activities                        24,568         28,394
                                                                   --------       --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                         (11,867)        (9,950)
    Purchases of short-term investments                              (8,423)       (15,306)
    Sales of short-term investments                                   4,304          2,320
                                                                   --------       --------

    Net cash used in investing activities                           (15,986)       (22,936)
                                                                   --------       --------


FINANCING ACTIVITIES

    Dividends paid                                                   (5,071)        (3,465)
    Purchases of treasury stock                                     (15,449)        (4,577)
    Proceeds from employee stock purchase plan                          223            247
    Proceeds from stock options exercised                               323             71
                                                                   --------       --------

    Net cash used in financing activities                           (19,974)        (7,724)
                                                                   --------       --------

    Net Decrease in Cash and Cash Equivalents                       (11,392)        (2,266)

    Cash and Cash Equivalents at Beginning of Period                 30,389         44,068
                                                                   --------       --------

    Cash and Cash Equivalents at End of Period                     $ 18,997       $ 41,802
                                                                   ========       ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2000
AND JULY 31, 1999

-------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown at July 29, 2000 and July 31, 1999 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

Total comprehensive income for the second quarter and six months ended July 29, 2000 was $11,615,000 and $26,112,000, respectively. Total comprehensive income for the second quarter and six months ended July 31, 1999 was $9,262,000 and $22,585,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

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

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2000
AND JULY 31, 1999

-------------------------------------------------------------------------------

NOTE 1 - GENERAL CONTINUED:

slightly exceeded the associated margin on previously recognized layaway sales. The proforma effect of retroactive application of the accounting change on fiscal 1998 is immaterial to the financial statements.


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

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                         --------------------------      --------------------------
                                          JULY 29,        July 31,        JULY 29,        July 31,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
Weighted-average shares outstanding      24,805,846      26,496,155      25,054,790      26,577,860

Dilutive effect of stock options            393,335         505,125         369,442         400,484
                                         ----------      ----------      ----------      ----------

Weighted-average shares and
    equivalents outstanding              25,199,181      27,001,280      25,424,232      26,978,344
                                         ==========      ==========      ==========      ==========


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended July 29, 2000 and July 31, 1999 were $12,189,000 and $7,641,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At July 29, 2000, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at July 29, 2000, July 31, 1999 or January 29, 2000.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2000
AND JULY 31, 1999

--------------------------------------------------------------------------------

NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                  ---------------------   ---------------------
                                   JULY 29,    July 31,    JULY 29,    July 31,
                                     2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------

Revenues:
     Retail                       $ 165,287   $ 150,943   $ 329,279   $ 305,958
     Credit                           3,395       2,866       6,643       5,725
                                  ---------   ---------   ---------   ---------
              Total               $ 168,682   $ 153,809   $ 335,922   $ 311,683
                                  =========   =========   =========   =========

Income before taxes:
     Retail                       $  16,352   $  14,513   $  37,765   $  34,523
     Credit                           1,183         964       2,170       1,860
                                  ---------   ---------   ---------   ---------
              Total               $  17,535   $  15,477   $  39,935   $  36,383
                                  =========   =========   =========   =========

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       -------------------   ------------------
                                       JULY 29,   July 31,   JULY 29,   July 31,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------

Total retail sales                      100.0%     100.0%     100.0%     100.0%
Total revenues                          103.2      103.4      103.2      103.3
Cost of goods sold                       67.3       67.3       66.1       66.3
Selling, general and administrative      23.7       24.3       23.3       23.5
Income before income taxes               10.7       10.4       12.3       12.1
Net income                                7.0        6.8        8.0        7.9


COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS OF 2000 WITH 1999.


OPERATING RESULTS

Total retail sales for the second quarter were $163.4 million compared to last year's second quarter sales of $148.8 million, a 10% increase. Same-store sales increased 3% in the second quarter. For the six months ended July 29, 2000, total retail sales were $325.5 million compared to last year's first six months sales of $301.8 million, an 8% increase, and same-store sales increased 1% for the comparable six month period. The increase in retail sales for the first six months of 2000 resulted from the Company's continued everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 825 stores at July 29, 2000 compared to 770 stores at the end of last year's second quarter.

Other income for the second quarter and first six months of 2000 increased 6% and 5%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company's customer accounts receivable and increased earnings from cash equivalents and short-term investments.

Cost of goods sold were 67.3% and 66.1% of total retail sales for the second quarter and first six months of 2000, respectively, compared to 67.3% and 66.3% for last year's comparable three and six month periods. The decrease in cost of goods sold as a percent of retail sales for the first six months of 2000 resulted from the maintenance of timely and aggressive markdowns on slow moving merchandise and the improvement of inventory flow.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $38.7 million and $75.9 million for the second quarter and first six months of this year, compared to $36.1 million and $71.0 million for last year's comparable three and six month periods, respectively. SG&A expenses as a percentage of retail sales for the second quarter and first six months of 2000 declined 60 and 20 basis points, respectively, over the prior year as expenses remained well controlled and under plan.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effect of retroactive application of the accounting change on fiscal 1998 is immaterial to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At July 29, 2000, the Company had working capital of $124.6 million, compared to $134.0 million at July 31, 1999 and $125.0 million at January 29, 2000. Cash provided by operating activities was $24.6 million for the six months ended July 29, 2000, compared to $28.4 million for last year's comparable six month period. The decrease resulted primarily from a decrease in accounts payable and other liabilities and accrued income taxes offset by a decrease in merchandise inventories and an increase in net income. At July 29, 2000, the Company had cash, cash equivalents, and short-term investments of $80.1 million, compared to $95.2 million at July 31, 1999 and $87.3 million at January 29, 2000.

Net cash used in investing activities totaled $16.0 million for the first six months of 2000 compared to $22.9 million for the comparable period of 1999. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for new technology for systems. The decrease in cash used was primarily related to a decrease in purchases of short-term investments in fiscal 2000 as compared to fiscal 1999.

Expenditures for property and equipment totaled $11.9 million for the six months ended July 29, 2000, compared to $10.0 million of expenditures in last year's first six months. The Company expects total capital expenditures to be approximately $24 million for the current fiscal year. The Company intends to open approximately 65 new stores, close 20 stores and to relocate 37

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

stores during the current fiscal year. For the six months ended July 29, 2000, the Company had opened 22 new stores, relocated 18 stores, remodeled 41 stores and closed six stores.

Net cash used in financing activities totaled $20.0 million for the first six months of 2000 compared to $7.7 million for the comparable period of 1999. The increase was due primarily from its share buyback program and an increase in dividends paid in fiscal 2000 as compared to fiscal 1999.

At July 29, 2000, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at July 29, 2000, July 31, 1999 or January 29, 2000.

In February 2000, the Board of Directors increased the quarterly dividend by 33% from $.075 per share to $.10 per share.

The Company does not use derivative financial instruments in its investment portfolio. At July 29, 2000, July 31, 1999 and January 29, 2000, the Company's investment portfolio was invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive loss.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements during fiscal 2000.

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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Following are the results of the matters voted upon at the Company's Annual Meeting which was held on May 25, 2000.

         ELECTION OF DIRECTORS:

         Ms. Clarice Cato Goodyear  -  For 69,806,798 ;  Abstaining 1,910,195
         Mr. John P. Derham Cato    -  For 69,883,916 ;  Abstaining 1,833,077
         Mr. Paul Fulton            -  For 69,885,836 ;  Abstaining 1,831,157
         Mr. James Shaw             -  For 69,885,686 ;  Abstaining 1,831,307

         RATIFICATION OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS

         For  71,711,330  ;  Abstaining    1,998 ;  Against      3,665

         RATIFICATION OF THE AMENDMENT TO THE 1987 NON-QUALIFIED STOCK OPTION
         PLAN

         For  63,233,822  ;  Abstaining  328,225 ;  Against  5,911,547

         RATIFICATION OF THE ADOPTION OF THE 1999 INCENTIVE COMPENSATION PLAN

         For  62,842,970  ;  Abstaining  328,104 ;  Against  6,302,521

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (B) No Reports on Form 8-K were filed during the quarter ended July 29, 2000.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CATO CORPORATION



    September 7, 2000                     /s/ Wayland H. Cato, Jr.
--------------------------------          -------------------------------------
       Date                               Wayland H. Cato, Jr.
                                          Chairman of the Board


    September 7, 2000                     /s/ John P. Derham Cato
--------------------------------          -------------------------------------
       Date                               John P. Derham Cato
                                          Vice Chairman of the Board
                                          President and Chief Executive Officer


    September 7, 2000                     /s/ Michael O. Moore
--------------------------------          -------------------------------------
       Date                               Michael O. Moore
                                          Executive Vice President
                                          Chief Financial Officer and Secretary


    September 7, 2000                     /s/ Robert M. Sandler
--------------------------------          -------------------------------------
       Date                               Robert M. Sandler
                                          Senior Vice President
                                          Controller