Form 10-Q
period 2000-10-28
CATO CORP
filed 2000-12-11
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          October 28, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                       -------------------------------------

                      THE CATO CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                      56-0484485
             ------------------------------------------------------
             (State or other jurisdiction        (I.R.S. Employer
                   of incorporation)            Identification No.)

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

Yes [X]    No [ ]

As of November 14, 2000, there were 19,538,223 shares of Class A Common Stock and 5,364,317 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                OCTOBER 28, 2000


                                TABLE OF CONTENTS



                                                                            Page
                                                                             No.
                                                                            ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

         Condensed Consolidated Statements of Income                           2
               For the Three Months and Nine Months Ended
               October 28, 2000 and October 30, 1999

         Condensed Consolidated Balance Sheets                                 3
               At October 28, 2000, October 30, 1999 and January 29, 2000

         Condensed Consolidated Statements of Cash Flows                       4
               For the Nine Months Ended October 28, 2000
               and October 30, 1999

         Notes to Condensed Consolidated Financial Statements              5 - 7
               For the Three Months and Nine Months Ended
               October 28, 2000 and October 30, 1999

         Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8 - 11


PART II - OTHER INFORMATION                                              12 - 13

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                ----------------------------     ----------------------------
                                                                OCTOBER 28,    October 30,        OCTOBER 28,    October 30,
                                                                    2000           1999              2000           1999
                                                                (UNAUDITED)    (Unaudited)        (UNAUDITED)    (Unaudited)
                                                                -------------  -------------     --------------  ------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                $    136,856   $    127,367      $     462,385   $   429,196
    Other income (principally finance and layaway charges)             4,764          4,990             15,157        14,844
                                                                -------------  -------------     --------------  ------------
       Total revenues                                                141,620        132,357            477,542       444,040
                                                                -------------  -------------     --------------  ------------

COSTS AND EXPENSES
    Cost of goods sold                                                97,429         90,247            312,768       290,364
    Selling, general and administrative                               35,014         34,485            110,890       105,525
    Depreciation                                                       2,320          2,202              7,075         6,334
    Interest                                                              15              5                 32            16
                                                                -------------  -------------     --------------  ------------
       Total expenses                                                134,778        126,939            430,765       402,239
                                                                -------------  -------------     --------------  ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                            6,842          5,418             46,777        41,801

Income tax expense                                                     2,395          1,896             16,372        14,630
                                                                -------------  -------------     --------------  ------------

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                                      4,447          3,522             30,405        27,171

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX ($79)                                                          --             --                 --           147
                                                                -------------  -------------     --------------  ------------

NET INCOME                                                      $      4,447   $      3,522      $      30,405   $    27,318
                                                                =============  =============     ==============  ============

BASIC EARNINGS PER SHARE                                        $        .18   $        .13      $        1.22   $      1.03
                                                                =============  =============     ==============  ============

DILUTED EARNINGS PER SHARE                                      $        .18   $        .13      $        1.20   $      1.01
                                                                =============  =============     ==============  ============

DIVIDENDS PER SHARE                                             $        .10   $       .075      $         .30   $      .205
                                                                =============  =============     ==============  ============



See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               OCTOBER 28,         October 30,          January 29,
                                                                   2000                1999                 2000
                                                               (UNAUDITED)         (Unaudited)
                                                              ---------------     ---------------      ---------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                 $        6,940      $       26,502       $       30,389
    Short-term investments                                            58,888              54,347               56,886
    Accounts receivable - net                                         44,598              44,126               45,458
    Merchandise inventories                                           94,734              90,355               69,497
    Deferred income taxes                                              3,796               3,969                4,093
    Prepaid expenses                                                   1,780               1,520                2,494
                                                              ---------------     ---------------      ---------------
       Total Current Assets                                          210,736             220,819              208,817
Property and Equipment - net                                          82,236              67,032               69,338
Other Assets                                                           8,442               6,524                7,634
                                                              ---------------     ---------------      ---------------
             Total                                            $      301,414      $      294,375       $      285,789
                                                              ===============     ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                          $       63,415      $       62,209       $       54,707
    Accrued expenses                                                  22,477              24,358               24,392
    Income taxes                                                       4,312               5,250                4,730
                                                              ---------------     ---------------      ---------------
       Total Current Liabilities                                      90,204              91,817               83,829
Deferred Income Taxes                                                  5,550               5,801                5,806
Other Noncurrent Liabilities                                           7,930               7,413                7,374
Stockholders' Equity
    Preferred Stock, $100 par value per share, 100,000
       shares authorized, none issued                                     --                  --                   --
    Class A Common Stock, $.033 par value per share,
       50,000,000 shares authorized; issued 24,296,971
       shares, 24,163,587 shares and 24,173,480 shares at
       October 28, 2000, October 30, 1999 and
       January 29, 2000, respectively                                    810                 805                  805
    Convertible Class B Common Stock, $.033 par value
       per share, 15,000,000 shares authorized; issued
       5,364,317 shares, 5,264,317 shares and 5,364,317
       shares at October 28, 2000, October 30, 1999 and
       January 29, 2000, respectively                                    179                 176                  179
Additional paid-in capital                                            73,034              70,640               71,974
Retained earnings                                                    169,651             142,230              146,881
Accumulated Other Comprehensive Loss                                  (1,458)             (1,108)              (1,801)
Unearned Compensation - Restricted Stock Awards                         (763)                 --                 (984)
                                                              ---------------     ---------------      ---------------
                                                                     241,453             212,743              217,054
Less Class A Common Stock in treasury, at cost
    (4,759,148 shares at October 28, 2000, 2,883,948
    shares at October 30, 1999 and 3,290,348
    shares at January 29, 2000, respectively)                        (43,723)            (23,399)             (28,274)
                                                              ---------------     ---------------      ---------------
       Total Stockholders' Equity                                    197,730             189,344              188,780
                                                              ---------------     ---------------      ---------------
          Total                                               $      301,414      $      294,375       $      285,789
                                                              ===============     ===============      ===============

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                   --------------------------------------------
                                                                      OCTOBER 28,               October 30,
                                                                         2000                       1999
                                                                      (UNAUDITED)               (Unaudited)
                                                                   --------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                      $         30,405           $        27,318

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                            7,075                     6,334
       Amortization of investment premiums                                       101                       138
       Compensation expense related to restricted stock award                    221                        --
       Loss on disposal of property and equipment                                881                       405
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                    860                       410
          Merchandise inventories                                            (25,237)                  (29,243)
          Other assets                                                           (94)                      500
          Accrued income taxes                                                  (418)                    5,053
          Accounts payable and other liabilities                               7,391                    14,353
                                                                    -----------------          ----------------

    Net cash provided by operating activities                                 21,185                    25,268
                                                                    -----------------          ----------------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                  (20,854)                  (19,032)
    Purchases of short-term investments                                       (9,447)                  (20,013)
    Sales of short-term investments                                            7,687                     5,619
                                                                    -----------------          ----------------

    Net cash used in investing activities                                    (22,614)                  (33,426)
                                                                    -----------------          ----------------


FINANCING ACTIVITIES

    Dividends paid                                                            (7,636)                   (5,454)
    Purchases of treasury stock                                              (15,449)                   (4,697)
    Proceeds from employee stock purchase plan                                   445                       436
    Proceeds from stock options exercised                                        620                       307
                                                                    -----------------          ----------------

    Net cash used in financing activities                                    (22,020)                   (9,408)
                                                                    -----------------          ----------------

    Net Decrease in Cash and Cash Equivalents                                (23,449)                  (17,566)

    Cash and Cash Equivalents at Beginning of Period                          30,389                    44,068
                                                                    -----------------          ----------------

    Cash and Cash Equivalents at End of Period                      $          6,940           $        26,502
                                                                    =================          ================


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2000
AND OCTOBER 30, 1999

--------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown at October 28, 2000 and October 30, 1999 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report in Form 10-K for the fiscal year ended January 29, 2000.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the third quarter and nine months ended October 28, 2000 was $4,636,000 and $30,748,000, respectively. Total comprehensive income for the third quarter and nine months ended October 30, 1999 was $3,277,000 and $25,986,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

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

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2000
AND OCTOBER 30, 1999

--------------------------------------------------------------------------------

NOTE 1 - GENERAL CONTINUED:

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

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               --------------------------------     --------------------------------
                                                OCTOBER 28,      October 30,         OCTOBER 28,      October 30,
                                                   2000              1999               2000              1999
                                               --------------   ---------------     --------------   ---------------

Weighted-average shares outstanding (basic)       24,865,073        26,523,490         24,980,060        26,559,736

Dilutive effect of stock options                     415,829           579,744            396,733           469,030
                                               --------------     -------------     --------------   ---------------

Weighted-average shares and
    equivalents outstanding (diluted)             25,280,902        27,103,234         25,376,793        27,028,766
                                               ==============   ===============     ==============   ===============


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended October 28, 2000 and October 30, 1999 were $17,435,000 and $10,021,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At October 28, 2000, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at October 28, 2000, October 30, 1999 or January 29, 2000.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2000
AND OCTOBER 30, 1999

--------------------------------------------------------------------------------

NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            ---------------------------------     ----------------------------------
                                              OCTOBER 28,      October 30,          OCTOBER 28,      October 30,
                                                  2000            1999                 2000              1999
                                            --------------   ----------------     ---------------   ----------------

Revenues:
     Retail                                 $    138,142      $   129,438         $   467,421        $    435,396
     Credit                                        3,478            2,919              10,121               8,644
                                            =============     ============        ============       =============
              Total                         $    141,620      $   132,357         $   477,542        $    444,040
                                            =============     ============        ============       =============

Income before taxes and cumulative
   effect of accounting change:
     Retail                                 $      5,591      $     4,250         $    43,356        $     38,773
     Credit                                        1,251            1,168               3,421               3,028
                                            =============     ============        ============       =============
              Total                         $      6,842      $     5,418         $    46,777        $     41,801
                                            =============     ============        ============       =============

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               ------------------------------       -------------------------------
                                                OCTOBER 28,      October 30,          OCTOBER 28,     October 30,
                                                   2000             1999                 2000             1999
                                               --------------   --------------       --------------  ---------------

Total retail sales                                  100.0%          100.0%               100.0%           100.0%
Total revenues                                      103.5           103.9                103.3            103.4
Cost of goods sold                                   71.2            70.9                 67.7             67.6
Selling, general and administrative                  25.6            27.0                 24.0             24.6
Income before income taxes                            5.0             4.3                 10.1              9.7
Net income                                            3.2             2.8                  6.6              6.3

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 2000 WITH 1999.


OPERATING RESULTS

Total retail sales for the third quarter were $136.9 million compared to last year's third quarter sales of $127.4 million, a 7% increase. Same-store sales increased 2% in the third quarter. For the nine months ended October 28, 2000, total retail sales were $462.4 million compared to last year's first nine months sales of $429.2 million, an 8% increase, and same-store sales increased 1% for the comparable nine month period. The increase in retail sales for the first nine months of 2000 resulted from the Company's continued everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 847 stores at October 28, 2000 compared to 794 stores at the end of last year's third quarter.

Other income for the third quarter decreased 5% over the prior year's comparable period. The decrease in the third quarter resulted primarily from a reduction of interest income.

Cost of goods sold were 71.2% and 67.7% of total retail sales for the third quarter and first nine months of 2000, respectively, compared to 70.9% and 67.6% for last year's comparable three and nine month periods. The slight increase in cost of goods sold as a percentage of retail sales for the third quarter was attributable to an increase in freight and distribution costs.

                                                                          Page 9
THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $35.0 million and $110.9 million for the third quarter and first nine months of this year, compared to $34.5 million and $105.5 million for last year's comparable three and nine month periods, respectively. SG&A expenses as a percentage of retail sales for the third quarter and first nine months of 2000 declined 140 and 60 basis points, respectively, over the prior year as expenses remained well controlled and under plan.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 28, 2000, the Company had working capital of $120.5 million, compared to $129.0 million at October 30, 1999 and $125.0 million at January 29, 2000. Cash provided by operating activities was $21.2 million for the nine months ended October 28, 2000, compared to $25.3 million for last year's comparable nine month period. The decrease resulted primarily from a decrease in the change of accounts payable and other liabilities and accrued income taxes offset by a decrease in the change of merchandise inventories and an increase in net income. At October 28, 2000, the Company had cash, cash equivalents, and short-term investments of $65.8 million, compared to $80.8 million at October 30, 1999 and $87.3 million at January 29, 2000.

Net cash used in investing activities totaled $22.6 million for the first nine months of 2000 compared to $33.4 million for the comparable period of 1999. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for new technology. The decrease in cash used was primarily related to a decrease in purchases of short-term investments in fiscal 2000 as compared to fiscal 1999.

Expenditures for property and equipment totaled $20.9 million for the nine months ended October 28, 2000, compared to $19.0 million of expenditures in last year's first nine months. The Company expects total capital expenditures to be approximately $28 million for the current

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

fiscal year. The Company intends to open approximately 65 new stores, relocate 32 stores, remodel 100 stores and close 13 stores during the current fiscal year. For the nine months ended October 28, 2000, the Company had opened 47 new stores, relocated 29 stores, remodeled 80 stores and closed nine stores.

Net cash used in financing activities totaled $22.0 million for the first nine months of 2000 compared to $9.4 million for the comparable period of 1999. The increase was due primarily from its share buyback program and an increase in dividends paid in fiscal 2000 as compared to fiscal 1999.

At October 28, 2000, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. The Company was in compliance with all financial covenants and ratios and there were no borrowings outstanding under the agreement at October 28, 2000, October 30, 1999 or January 29, 2000.

In February 2000, the Board of Directors increased the quarterly dividend by 33% from $.075 per share to $.10 per share.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001. The Company has performed an inventory of embedded derivatives and does not believe that it has any derivatives (embedded or otherwise) that would have to be disclosed and fair valued under SFAS 133, as amended by SFAS 138. This statement should have no impact on the Company's consolidated results of operations and financial position.

At October 28, 2000, October 30, 1999 and January 29, 2000, the Company's investment portfolio consisted of governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive loss.

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

         None


ITEM 5.    OTHER INFORMATION

         None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)  None

         (B) No Reports on Form 8-K were filed during the quarter ended October 28, 2000.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CATO CORPORATION



   December 6, 2000                       /s/ Wayland H. Cato, Jr.
--------------------------                --------------------------------------
       Date                               Wayland H. Cato, Jr.
                                          Chairman of the Board


   December 6, 2000                       /s/ John P. Derham Cato
--------------------------                --------------------------------------
       Date                               John P. Derham Cato
                                          Vice Chairman of the Board
                                          President and Chief Executive Officer


   December 6, 2000                       /s/ Michael O. Moore
--------------------------                --------------------------------------
       Date                               Michael O. Moore
                                          Executive Vice President
                                          Chief Financial Officer and Secretary


   December 6, 2000                       /s/ Robert M. Sandler
--------------------------                --------------------------------------
       Date                               Robert M. Sandler
                                          Senior Vice President
                                          Controller