Form 10-K405
period 2001-02-03
CATO CORP
filed 2001-04-26
CIK 18255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 3, 2001

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

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 2001, there were 19,971,388 shares of Class A Common Stock and 5,364,317 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of the Registrant as of March 23, 2001 was approximately $224,738,893 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 25, 2001, relating to the 2001 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                       Part III - Items 10, 11, 12 and 13

                              THE CATO CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----

PART I:

    Item 1.       Business.......................................................................  Pages 2 - 8

    Item 2.       Properties.....................................................................  Page 8

    Item 3.       Legal Proceedings..............................................................  Page 9

    Item 4.       Submission of Matters to a Vote of Security Holders............................  Page 9

PART II:

   Item 5.        Market for Registrant's Common Equity and Related
                  Stockholder Matters............................................................  Page 10

   Item 6.        Selected Financial Data........................................................  Page 11

   Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................  Pages 12 - 14

   Item 8.        Financial Statements and Supplementary Data....................................  Page 15

   Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................  Page 15

PART III:

   Item 10.       Directors and Executive Officers of the Registrant.............................  Pages 16 - 19

   Item 11.       Executive Compensation.........................................................  Page  20

   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................  Page 20

   Item 13.       Certain Relationships and Related Transactions.................................  Page 20

PART IV:

   Item 14. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K....................................................................  Page 21

                                     PART I

ITEM 1.  BUSINESS:

GENERAL

         The Company, founded in 1946, operated 859 women's fashion specialty stores at February 3, 2001 under the names "Cato," "Cato Fashions," "Cato Plus" and "It's Fashion!" in 23 states, principally in the Southeast. The Company offers quality fashion apparel and accessories at everyday low prices in junior/missy and plus sizes. Additionally, the Company offers clothing and accessories for girls ages 7 - 16 in selected locations. With the objective of offering head-to-toe dressing for its customers, the Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. Most stores range in size from 3,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or dominant grocery stores. The Company emphasizes customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 18% of retail sales in fiscal 2000. See
Note 12 to the Consolidated Financial Statements, "Reportable Segment Information" for a discussion of segment information.

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

                  Value Pricing. The Company offers quality merchandise that is generally priced below comparable merchandise offered by department stores and mall specialty apparel chains but is generally more fashionable than merchandise offered by discount stores. The Company has positioned itself as the everyday low price leader in its segment.

                  Strip Shopping Center Locations. The Company locates its stores principally in strip centers convenient to customers anchored by national discounters or dominant grocery stores that attract large numbers of potential customers.

                  Customer Service. Store managers and sales associates are trained to provide prompt and courteous service and to assist customers in merchandise selection and wardrobe coordination.

                  Credit and Layaway Programs. The Company offers its own credit card and a layaway plan to make the purchase of its merchandise more convenient.

                  Expansion. The Company plans to open new stores and relocate existing stores in rural, middle and metro markets in northern, midwestern and western adjacent states, as well as continuing to "fill-in" existing southeastern core geography.

MERCHANDISING

   Merchandising

          The Company offers a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of the fashion conscious low-to-middle income female, ages 18 to 50. In addition, the Company offers on-trend fashion in exciting colors with consistent fit and quality.

          The Company's merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Apparel and accessories for girls ages 7 - 16 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

         The collaboration of the merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings delivering quality private label products at lower costs. Product development and the direct sourcing operation provide research on emerging fashion and color trends, technical services and direct sourcing capabilities.

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

   Purchasing, Allocation and Distribution

          Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2000, purchases from the Company's largest vendor accounted for approximately 6% of the Company's total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

          An important component of the Company's strategy is the allocation of merchandise to individual stores based on an analysis of sales trends by merchandise category, customer profiles and climatic conditions. A merchandise control system provides current information on the sales activity of each merchandise style in the Company's stores. Point-of-sale terminals in the stores collect and transmit sales and inventory information to the Company's central database, permitting timely response to sales trends on a store-by-store basis.

          All merchandise is shipped directly to the Company's distribution center in Charlotte, North Carolina where it is inspected and allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.

   Advertising

          The Company uses direct mail, radio and in-store advertising as its primary advertising media. The Company uses radio advertising throughout its trade areas. The Company's total advertising expenditures were approximately
 .9% of retail sales in fiscal 2000.

STORE OPERATIONS

          The Company's store operations management team consists of two directors of stores, two territorial managers, fourteen regional managers and eighty-nine district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll expense, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

          The Company is constantly improving its training programs to develop associates. Nearly 80% of the store and field management are promoted from within, allowing the Company to internally staff an expanding store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company's goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company's corporate office.

STORE LOCATIONS

          Most of the Company's stores are located in the Southeast in small to medium-sized towns, with populations of 10,000 to 50,000 and retail trade areas of 25,000 to 100,000. Stores range in size from 3,000 to 6,000 square feet and average approximately 4,100 square feet.

          All of the Company's stores are leased. Approximately 93% are located in strip shopping centers, 1% in downtown locations and 6% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by national discounters or dominant grocery stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

          The Company's store development activities consist of opening new stores and relocating other existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities since fiscal 1996.


                               STORE DEVELOPMENT


                               Number of Stores
                                 Beginning of               Number            Number             Number of Stores
    Fiscal Year                      Year                   Opened            Closed               End of Year
    -----------                ----------------             ------            ------            --------------

1996................                671                      28                 44                    655
1997................                655                      55                 17                    693
1998................                693                      52                 13                    732
1999................                732                      83                  6                    809
2000................                809                      65                 15                    859


          In Fiscal 2001 the Company plans to open approximately 85 new stores, relocate 30 stores, close 10 stores, and remodel 25 stores.

          The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. In addition, the Company opportunistically relocates selected stores to more desirable locations in their existing market.

CREDIT AND LAYAWAY

   Credit Card Program

          The Company offers its own credit card, which accounted for approximately 14% of retail sales in fiscal 2000. The Company's net bad debt expense in fiscal 2000 was 5.5% of credit sales.

          Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet minimum income criteria. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge.

   Layaway Plan

          Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. In fiscal 1999, the Company changed its method of accounting for layaway sales. This change is the result of the issuance of Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under the new accounting method the Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 4% of retail sales in fiscal 2000.

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

ASSOCIATES

          As of February 3, 2001, the Company employed approximately 9,000 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

ITEM 2.  PROPERTIES:

          The Company's distribution center and general offices are located in a Company-owned building of approximately 492,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company's automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 74,000 square feet. In Fiscal 2000, the Company purchased a building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company's existing location. The new building is used for receiving and staging shipments prior to processing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

MARKET & DIVIDEND INFORMATION

          The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 2000 and 1999.


----------------------------------------------------------------------------------------------

                                                     Price
2000                                     HIGH                  LOW                  DIVIDEND
--------------                          -------              --------               --------
First quarter                           $12 1/4              $ 9 3/16                $.10
Second quarter                           12 1/2               10 1/64                 .10
Third quarter                            12 7/8               10                      .10
Fourth quarter                           18                   11                      .125


                                                     Price
1999                                      HIGH                 LOW                  DIVIDEND
--------------                          ---------            --------               --------
First quarter                           $11 7/16             $ 7 9/16                $.055
Second quarter                           13 15/16             10 1/2                  .075
Third quarter                            15 9/16              10 7/8                  .075
Fourth quarter                           13 3/8               10 1/4                  .075

----------------------------------------------------------------------------------------------

          As of March 23, 2001 the approximate number of holders of the Company's Class A Common stock was 3,600 and there were 12 record holders of the Company's Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA                                          Page 11


FISCAL YEAR                                                   2000           1999           1998           1997            1996

(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales                                              $648,482       $585,085       $524,381       $496,851       $ 477,011
Other income                                                20,653         19,948         19,283         15,597          14,498
Total revenues                                             669,135        605,033        543,664        512,448         491,509
Cost of goods sold                                         445,407        403,655        371,005        354,627         344,919
Gross margin percent                                          31.3%          31.0%          29.2%          28.6%           27.7%
Selling, general and administrative                        154,150        140,741        128,207        124,676         121,837
Selling, general and administrative percent
  of retail sales                                             23.8%          24.0%          24.4%          25.1%           25.5%
Depreciation                                                 9,492          8,639          7,638          7,713           8,330
Interest                                                        44             23             19             25              25
Closed store expense                                            --             --             --             --           5,500
Income before income taxes and cumulative
 effect of accounting change                                60,042         51,975         36,795         25,407          10,898
Income tax expense                                          21,015         18,191         12,878          8,006           3,869
Income before cumulative effect of accounting change        39,027         33,784         23,917         17,401           7,029
Cumulative effect of accounting change, net of taxes            --            147             --             --              --
Net income                                                $ 39,027       $ 33,931       $ 23,917       $ 17,401       $   7,029
Basic earnings per share                                  $   1.56       $   1.28       $    .87       $    .62       $     .25
Diluted earnings per share                                $   1.53       $   1.26       $    .85       $    .62       $     .25
Cash dividends paid per share                             $   .425       $    .28       $    .19       $    .16       $     .16

SELECTED OPERATING DATA:
Stores open at end of year                                     859            809            732            693             655
Average sales per store                                   $781,000       $756,000       $740,000       $748,000       $ 710,000
Average sales per square foot of selling space            $    187       $    177       $    169       $    163       $     153
Comparable store sales increase (decrease)                       3%             4%             2%             4%             (2)%

BALANCE SHEET DATA:
Cash and investments                                      $ 83,112       $ 87,275       $ 86,209       $ 69,487       $  50,105
Working capital                                            125,724        124,988        124,024        113,327         105,373
Total assets                                               310,742        285,789        258,513        241,437         218,243
Total stockholders' equity                                $207,757       $188,780       $172,234       $157,516       $ 151,903

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OPERATIONS:

RESULTS OF OPERATIONS

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

FISCAL YEAR ENDED         FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                 2001            2000            1999
Retail sales                    100.0%          100.0%          100.0%
Other income                      3.2             3.4             3.7
Total revenues                  103.2           103.4           103.7
Cost of goods sold               68.7            69.0            70.8
Selling, general and
  administrative                 23.8            24.0            24.4
Depreciation                      1.4             1.5             1.5
Selling, general,
  administrative and
  depreciation                   25.2            25.5            25.9
Income before
  income taxes and
  cumulative effect of
  accounting change               9.3             8.9             7.0
Net income                        6.0%            5.8%            4.6%

FISCAL 2000 COMPARED TO FISCAL 1999

Retail sales increased by 11% to $648.5 million in fiscal 2000 from $585.1 million in fiscal 1999. The fiscal year ended February 3, 2001 contained 53 weeks versus 52 weeks in fiscal year ended January 29, 2000. On a comparable 53 week basis, total sales for the fiscal year ended February 3, 2001 increased 9%, and comparable store sales increased 3% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable, interest income and layaway fees), increased by 11% to $669.1 million in fiscal 2000 from $605.0 million in fiscal 1999. The Company operated 859 stores at February 3, 2001 compared to 809 stores operated at January 29, 2000.

The increase in retail sales in fiscal 2000 resulted from the Company's continuation of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 2000, the Company opened 65 new stores, relocated 33 stores, closed 15 stores and remodeled 105 stores.

Other income in fiscal 2000 increased $.7 million or 4% over fiscal 1999. The increase resulted primarily from increased earnings from finance charges and late fee income.

Cost of goods sold was $445.4 million, or 68.7% of retail sales, in fiscal 2000 compared to $403.7 million, or 69.0% of retail sales, in fiscal 1999. The decrease in cost of goods sold as a percent of retail sales resulted primarily by maintaining timely and aggressive markdowns on slow moving merchandise and improving inventory flow. Total gross margin dollars (retail sales less cost of goods sold) increased by 12% to $203.1 million in fiscal 2000 from $181.4 million in fiscal 1999.

Selling, general and administrative expenses (SG&A) were $154.2 million in fiscal 2000 compared to $140.7 million in fiscal 1999, an increase of 10%. As a percent of retail sales, SG&A was 23.8% compared to 24.0% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infra-structure expenses attributable to the Company's store development activities.

Depreciation expense was $9.5 million in fiscal 2000 compared to $8.6 million in fiscal 1999. The 10% increase in fiscal 2000 resulted primarily from the Company's store development.

FISCAL 1999 COMPARED TO FISCAL 1998

Retail sales increased by 12% to $585.1 million in fiscal 1999 from $524.4 million in fiscal 1998. Comparable store sales increased 4% from the prior year. Total revenues increased by 11% to $605.0 million in fiscal 1999 from $543.7 million in fiscal 1998. The Company operated 809 stores at January 29, 2000 compared to 732 stores operated at January 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

The increase in retail sales in fiscal 1999 resulted from the Company's adoption of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 1999, the Company increased its number of stores 11% by opening 83 new stores, relocating 21 stores while closing 6 existing stores.

Other income in fiscal 1999 increased $.7 million or 3% over fiscal 1998. The increase resulted primarily from increased earnings from higher finance charges, late fee income and income from cash equivalents and short-term investments partially offset by decreased layaway service charges.

Cost of goods sold was $403.7 million, or 69.0% of retail sales, in fiscal 1999 compared to $371.0 million, or 70.8% of retail sales, in fiscal 1998. The decrease in cost of goods sold as a percent of retail sales resulted primarily by maintaining timely and aggressive markdowns on slow moving merchandise, eliminating unprofitable promotions and improving inventory flow. Total gross margin dollars increased by 18% to $181.4 million in fiscal 1999 from $153.4 million in fiscal 1998.

SG&A expenses were $140.7 million in fiscal 1999 compared to $128.2 million in fiscal 1998, an increase of 10%. As a percent of retail sales, SG&A was 24.0% compared to 24.4% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.

Depreciation expense was $8.6 million in fiscal 1999 compared to $7.6 million in fiscal 1998. The 13% increase in fiscal 1999 resulted primarily from the Company's store development.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effect of retroactive application of the accounting change on fiscal 1998 is immaterial to the financial statements.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements over the next twelve months.

At February 3, 2001, the Company had working capital of $125.7 million compared to $125.0 million at January 29, 2000. Cash provided by operating activities was $44.1 million in fiscal 2000 compared to $44.5 million in fiscal 1999. The decrease in cash provided by operating activities in fiscal 2000 resulted primarily from an increase in net income, depreciation, provision for doubtful accounts, deferred income taxes, loss on disposal of property and equipment offset by an increase in accounts receivable, inventories and other assets and a decrease in accounts payable and other liabilities. At February 3, 2001, the Company had $83.1 million in cash, cash equivalents and short-term investments, compared to $87.3 million at January 29, 2000.

The Company had $1.3 million invested in privately managed investment funds at February 3, 2001, which are reported under other assets of the consolidated balance sheets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


At February 3, 2001, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding under the agreement during the fiscal year ended February 3, 2001 or January 29, 2000.

The Company has a master lease agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment. The operating leases are for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company had cancelled the leases at February 3, 2001, the purchase price for the equipment would have been approximately $5,929,000.

Expenditures for property and equipment totaled $27.2 million, $24.0 million and $13.5 million in fiscal 2000, 1999 and 1998, respectively. The expenditures for fiscal 2000 were primarily for store development, store remodels and investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. In fiscal 2001, the Company is planning to invest approximately $31 million for capital expenditures. This includes expenditures to open 85 new stores, relocate 30 stores and close 10 stores. In addition, the Company plans to remodel 25 stores and has planned for investments in technology including an enterprise-wide information system scheduled to be implemented over the next 12 to 24 months.

During 2000, the Company repurchased 1,468,800 shares of Class A Common Stock for $15.4 million, or an average price of $10.52 per share. Over the course of fiscal 2000, the Company increased its quarterly dividend from $.075 per share to $.125 per share. In February 2000, the Board of Directors increased the quarterly dividend by 33% from $.075 per share to $.10 per share. In December 2000, the Board of Directors further increased the quarterly dividend by 25% from $.10 per share to $.125 per share.

The Company does not use derivative financial instruments in its investment portfolio. At February 3, 2001, the Company's investment portfolio was invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive income.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001. Management believes that the adoption of this statement has no impact on the Company's consolidated results of operations and financial position.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The directors and executive officers of the Company and their ages as of March 31, 2001 are as follows:


                    NAME                                  AGE   POSITION
                    ----                                  ---   --------

Wayland H. Cato, Jr.(1).................................   78   Chairman of the Board


John P. Derham Cato(1)..................................   50   President, Vice Chairman of the Board
                                                                and Chief Executive Officer

Edgar T. Cato(1)........................................   76   Former Vice Chairman of the Board,
                                                                Co-Founder and Director

Michael O. Moore........................................   50   Executive Vice President,
                                                                Chief Financial Officer and Secretary

Howard A. Severson......................................   53   Executive Vice President, Chief Real Estate and
                                                                Store Development Officer, Assistant Secretary
                                                                and Director

B. Allen Weinstein......................................   54   Executive Vice President, Chief Merchandising Officer of
                                                                the Cato Division

David P. Kempert........................................   51   Executive Vice President, Chief Store Operations
                                                                Officer of the Cato Division

C. David Birdwell.......................................   61   Executive Vice President, President and General
                                                                Manager of the It's Fashion! Division

Robert C. Brummer.......................................   56   Senior Vice President, Human Resources and
                                                                Assistant Secretary

Clarice Cato Goodyear...................................   54   Special Assistant to the Chairman and the President,
                                                                Assistant Secretary and Director

Thomas E. Cato..........................................   46   Vice President, Divisional Merchandise Manager and Director

Robert W. Bradshaw, Jr.(1)..............................   67   Director

George S. Currin(1)(3)..................................   64   Director

Paul Fulton(1)(2).......................................   66   Director

Grant L. Hamrick(1)(2)(3)...............................   62   Director

James H. Shaw(2)........................................   72   Director

A.F. (Pete) Sloan(1)(2)(3)..............................   71   Director


(1)      Member of the Executive/Finance Committee
(2)      Member of Compensation Committees
(3)      Member of Audit Committee

         Wayland H. Cato, Jr. is Chairman of the Board and has been a director of the Company since 1946. From 1991 to May 1999, he served as Chairman of the Board and Chief Executive Officer. From 1970 until 1991, he served as the Chairman of the Board, President and Chief Executive Officer. From 1960 until 1970, he served as President and Chief Executive Officer of the Company.

         John P. Derham Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since May 1999, Mr. John Cato has served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1992 to August 1996, he served as Executive Vice President and as President and General Manager of the It's Fashion! Division. Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

         Edgar T. Cato is the Former Vice Chairman of the Board and Co-Founder of the Company, and has been a director of the Company since 1946. Mr. Edgar T. Cato is the brother of Mr. Wayland H. Cato, Jr.

         Michael O. Moore joined the Company as Executive Vice President, Chief Financial Officer and Secretary in July 1998. From 1997 to 1998, he was Vice President - Chief Financial Officer of The Party Experience, a specialty retailer of party goods. From 1994 to 1997, he was employed by David's Bridal, a specialty retailer of bridalwear and related merchandise, as Executive Vice President - Chief Financial Officer. From 1984 to 1994, he was employed by Bloomingdales where his most recent position was Senior Vice President - Chief Financial Officer.

         Howard A. Severson has been employed by the Company since 1985 and has served as a director of the Company since 1995. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer, Assistant Secretary and Director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President - Chief Real Estate Officer.

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

         Robert C. Brummer joined the Company as Senior Vice President, Human Resources and Assistant Secretary in January 2001. From 1999 through 2000, he was employed by Sleepy's, a beddings specialty retailer as Vice President, Human Resources and Payroll. From 1997 through 1998, he was Vice President, Human Resources and Loss Prevention for The Party Experience, a party supplies specialty retailer. From 1995 until 1997, he was Vice President, Human Resources and Loss Prevention for No Body Beats The Wiz, an electronics specialty store chain.

         Clarice Cato Goodyear has been employed by the Company since 1975 and has served as a director and officer of the Company since 1979. Since July 1993, she has served as Special Assistant to the Chairman and the President and as Assistant Secretary. From March 1987 through July 1993, Ms. Goodyear held senior administrative, operational services and human resources positions in the Company; she served as Executive Vice President, Chief Administrative Officer and Assistant Secretary from May 1992 through July 1993. Ms. Goodyear is a daughter of Mr. Wayland H. Cato, Jr.

         Thomas E. Cato has been employed by the Company since 1977, has served as an officer since 1986 and has been a director of the Company since 1993. Since February 1987, he has served as Vice President, Divisional Merchandise Manager. Mr. Thomas Cato is a son of Mr. Wayland H. Cato, Jr.

         Robert W. Bradshaw, Jr. has been a director of the Company since 1994. Since 1961, he has been engaged in the private practice of law with Robinson, Bradshaw & Hinson, P.A. and currently serves of counsel to the firm.

         George S. Currin has been a director of the Company since 1973. Since 1989, he has served as Chairman and Managing Director of Fourth Stockton Company LLC and Chairman of Currin-Patterson Properties LLC, both privately held real estate investment companies.

         Paul Fulton has been a director of the Company since 1994. Since March 2000, he has served as Chairman of the Board of Directors of Bassett Furniture Industries, Inc. From July 1997 to March 2000, he served as Chairman and Chief Executive Officer of Bassett Furniture Industries, Inc. From January 1994 until 1997, Mr. Fulton served as Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill. From July 1988 to December 1993, Mr. Fulton served as President of Sara Lee Corporation. Mr. Fulton is currently a director of Sonoco Products, Bank of America Corporation, Lowe's Companies, Inc., Bassett Furniture Industries, Inc., and Coach, Inc.

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

         A.F. (Pete) Sloan has been a director of the Company since 1994. Mr. Sloan is retired Chairman and Chief Executive Officer of Lance, Inc. where he was employed from 1955 until his retirement in 1990.

ITEM 11. EXECUTIVE COMPENSATION:

         Incorporated by reference to Registrant's proxy statement for 2001 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Incorporated by reference to Registrant's proxy statement for 2001 annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Incorporated by reference to Registrant's proxy statement for 2001 annual stockholders' meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) 1. & 2.  LIST OF FINANCIAL STATEMENTS AND SCHEDULE

         The response to this portion of Item 14 is submitted as a separate section of this report.

(a) 3.   LIST OF EXHIBITS

         See Exhibit Index at page 40 of this annual report.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended February 3, 2001.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A), (1) AND (2), (C) AND (D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED FEBRUARY 3, 2001

                              THE CATO CORPORATION

                           CHARLOTTE, NORTH CAROLINA

ITEM 14(A) 1. AND 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:


          Independent Auditors' Report.................................................Page 24
          Consolidated Statements of Income............................................Page 25
          Consolidated Balance Sheets..................................................Page 26
          Consolidated Statements of Cash Flows Page ..................................Page 27
          Consolidated Statements of Stockholders' Equity..............................Page 28
          Notes to Consolidated Financial Statements...................................Pages 29 - 37

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14(d):

SCHEDULE II - Valuation and qualifying accounts........................................Page 38

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of The Cato Corporation


We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of February 3, 2001 and
January 29, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(A). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Deloitte & Touche LLP


Charlotte, North Carolina
March 16, 2001

                              THE CATO CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


FISCAL YEAR ENDED                                                          FEBRUARY 3,          JANUARY 29,          JANUARY 30,
                                                                                  2001                 2000                 1999

(Dollars in thousands, except per share data)
REVENUES
Retail sales                                                               $   648,482          $   585,085          $   524,381
Other income (principally finance, late and layaway charges)                    20,653               19,948               19,283
                                                                           -----------------------------------------------------

Total revenues                                                                 669,135              605,033              543,664
                                                                           -----------------------------------------------------

COSTS AND EXPENSES
Cost of goods sold                                                             445,407              403,655              371,005
Selling, general and administrative                                            154,150              140,741              128,207
Depreciation                                                                     9,492                8,639                7,638
Interest                                                                            44                   23                   19
                                                                           -----------------------------------------------------

Total operating expenses                                                       609,093              553,058              506,869
                                                                           -----------------------------------------------------

Income before income taxes and cumulative effect of accounting change           60,042               51,975               36,795

Income tax expense                                                              21,015               18,191               12,878
                                                                           -----------------------------------------------------

Income before cumulative effect of accounting change                       $    39,027          $    33,784          $    23,917

Cumulative effect of accounting change, net of tax ($79)                            --                  147                   --
                                                                           -----------------------------------------------------

Net income                                                                 $    39,027          $    33,931          $    23,917
                                                                           =====================================================

Basic earnings per share                                                   $      1.56          $      1.28          $       .87
                                                                           =====================================================

Basic weighted average shares                                               24,988,844           26,486,407           27,522,582
                                                                           =====================================================

Diluted earnings per share                                                 $      1.53          $      1.26          $       .85
                                                                           =====================================================

Diluted weighted average shares                                             25,465,232           26,953,948           28,181,585
                                                                           =====================================================

Dividends per share                                                        $      .425          $       .28          $       .19
                                                                           =====================================================

See notes to consolidated financial statements.

                              THE CATO CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                                     FEBRUARY 3,      JANUARY 29,
                                                                                                            2001             2000

(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents                                                                              $  25,201        $  30,389
Short-term investments                                                                                    57,911           56,886
Accounts receivable, net of allowance for doubtful accounts of
  $5,422 at February 3, 2001 and $5,101 at January 29, 2000                                               46,972           45,458
Merchandise inventories                                                                                   79,161           69,497
Deferred income taxes                                                                                      1,579            4,093
Prepaid expenses                                                                                           4,665            2,494
                                                                                                     ----------------------------
  Total Current Assets                                                                                   215,489          208,817
Property and equipment - net                                                                              85,819           69,338
Other assets                                                                                               9,434            7,634
                                                                                                     ----------------------------
  Total Assets                                                                                         $ 310,742        $ 285,789
                                                                                                     ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                                       $  59,681        $  54,707
Accrued expenses                                                                                          24,378           24,392
Income taxes                                                                                               5,706            4,730
                                                                                                     ----------------------------
  Total Current Liabilities                                                                               89,765           83,829
Deferred income taxes                                                                                      5,386            5,806
Other noncurrent liabilities (primarily deferred rent)                                                     7,834            7,374

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none
  issued                                                                                                      --               --
Class A common stock, $.033 par value per share, 50,000,000 shares authorized;
  24,643,420 and 24,173,480 shares issued at February 3, 2001 and January 29, 2000, respectively             821              805
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized;
  5,364,317 shares issued at February 3, 2001 and January 29, 2000                                           179              179
Additional paid-in capital                                                                                76,778           71,974
Retained earnings                                                                                        175,275          146,881
Accumulated other comprehensive losses                                                                      (884)          (1,801)
Unearned compensation - restricted stock awards                                                             (689)            (984)
                                                                                                     ----------------------------
                                                                                                         251,480          217,054
Less Class A common stock in treasury, at cost (4,759,148 and 3,290,348 shares at
  February 3, 2001 and January 29, 2000, respectively)                                                   (43,723)         (28,274)
                                                                                                     ----------------------------
  Total Stockholders' Equity                                                                             207,757          188,780
                                                                                                     ----------------------------
  Total Liabilities and Stockholders' Equity                                                           $ 310,742        $ 285,789
                                                                                                     ============================

See notes to consolidated financial statements.

                              THE CATO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


FISCAL YEAR ENDED                                                                    FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                                                            2001            2000            1999

(Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                              $ 39,027        $ 33,931        $ 23,917
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                             9,492           8,639           7,638
  Amortization of investment premiums                                                        126             187             123
  Provision for doubtful accounts                                                          5,292           4,850           4,081
  Deferred income taxes                                                                    1,600             175              38
  Compensation expense related to restricted stock awards                                    295             196              --
  Loss on disposal of property and equipment                                               1,257             727             942
  Changes in operating assets and liabilities which provided (used) cash:
    Accounts receivable                                                                   (6,806)         (5,772)         (1,431)
    Merchandise inventories                                                               (9,664)         (8,385)          3,114
    Other assets                                                                          (3,971)         (1,584)           (765)
    Accrued income taxes                                                                   2,025           4,712            (463)
    Accounts payable and other liabilities                                                 5,420           6,845           3,705
                                                                                     -------------------------------------------

Net cash provided by operating activities                                                 44,093          44,521          40,899
                                                                                     -------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                                                  (27,230)        (23,964)        (13,519)
Purchases of short-term investments                                                      (11,906)        (22,544)        (24,624)
Sales of short-term investments                                                           12,166           4,496          10,717
                                                                                     -------------------------------------------

Net cash used in investing activities                                                    (26,970)        (42,012)        (27,426)
                                                                                     -------------------------------------------

FINANCING ACTIVITIES
Dividends paid                                                                           (10,633)         (7,416)         (5,204)
Purchases of treasury stock                                                              (15,449)         (9,572)        (10,112)
Proceeds from employee stock purchase plan                                                   448             447             336
Proceeds from stock options exercised                                                      3,323             353           3,931
                                                                                     -------------------------------------------

Net cash used in financing activities                                                    (22,311)        (16,188)        (11,049)
                                                                                     -------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      (5,188)        (13,679)          2,424
Cash and cash equivalents at beginning of year                                            30,389          44,068          41,644
                                                                                     -------------------------------------------
Cash and cash equivalents at end of year                                                $ 25,201        $ 30,389        $ 44,068
                                                                                     ===========================================

See notes to consolidated financial statements.

                              THE CATO CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     UNEARNED
                                                                                                      COMPEN-
                                                    CONVERTIBLE                      ACCUMULATED      SATION
                                              CLASS A  CLASS B ADDITIONAL                  OTHER  RESTRICTED                   TOTAL
                                               COMMON   COMMON   PAID-IN RETAINED  COMPREHENSIVE       STOCK TREASURY  STOCKHOLDERS'
                                                STOCK    STOCK   CAPITAL EARNINGS  INCOME (LOSS)      AWARDS    STOCK         EQUITY
(Dollars in thousands)
BALANCE -- JANUARY 31, 1998                     $783     $ 176  $ 64,187  $101,653     $ (116)     $         $ (9,167)     $157,516
* Comprehensive income:
  Net income                                                                23,917                                           23,917
  Unrealized gains on available-for-sale
    securities, net of deferred income
    taxes of $174                                                                         340                                   340
Dividends paid ($.19 per share)                                             (5,204)                                          (5,204)
Class A common stock sold through employee
  stock purchase plan -- 37,122 shares             1                 335                                                        336
Class A common stock sold through stock
  option plans -- 530,750 shares                  18               3,913                                                      3,931
Income tax benefit from stock options exercised                    1,381                                                      1,381
Purchase of treasury shares -- 1,006,500 shares                                                               (10,112)      (10,112)
Contribution of treasury stock to Employee Stock
  Purchase Plan - 10,000 shares                                       62                                           67           129
                                                ------------------------------------------------------------------------------------
BALANCE -- JANUARY 30, 1999                      802       176    69,878   120,366        224                 (19,212)      172,234
* Comprehensive income:
  Net income                                                                33,931                                           33,931
  Unrealized losses on available-for-sale
    securities, net of deferred income tax
    benefit of $1,091                                                                  (2,025)                               (2,025)
Dividends paid ($.28 per share)                                             (7,416)                                          (7,416)
Class A common stock sold through employee
  stock purchase plan -- 53,811 shares             2                 445                                                        447
Class A common stock sold through stock
  option plans -- 49,150 shares                    1                 352                                                        353
Income tax benefit from stock options exercised                      100                                                        100
Purchase of treasury shares -- 985,400 shares                                                                  (9,572)       (9,572)
Contribution of treasury stock to Employee Stock
  Purchase Plan -- 63,052 shares                                      22                                          510           532
Unearned compensation - restricted stock awards              3     1,177                             (984)                      196
                                                ------------------------------------------------------------------------------------
BALANCE -- JANUARY 29, 2000                      805       179    71,974   146,881     (1,801)       (984)    (28,274)      188,780
* Comprehensive income:
  Net income                                                                39,027                                           39,027
  Unrealized gains on available-for-sale
    securities, net of deferred income
    taxes of $494                                                                         917                                   917
Dividends paid ($.425 per share)                                           (10,633)                                         (10,633)
Class A common stock sold through employee
  stock purchase plan -- 44,590 shares             2                 446                                                        448
Class A common stock sold through stock
  option plans -- 425,350 shares                  14               3,309                                                      3,323
Income tax benefit from stock options exercised                    1,049                                                      1,049
Purchase of treasury shares -- 1,468,800 shares                                                               (15,449)      (15,449)
Unearned compensation - restricted stock awards                                                       295                       295
                                                ------------------------------------------------------------------------------------
BALANCE -- FEBRUARY 3, 2001                     $821     $ 179  $ 76,778  $175,275     $ (884)     $ (689)   $(43,723)     $207,757
                                                ====================================================================================

See notes to consolidated financial statements.

* Total comprehensive income for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 was $39,944, $31,906 and $24,257, respectively.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year: The Company has two business segments -- the operation of women's fashion specialty stores and a credit card division. The apparel specialty stores operate under the names "Cato", "Cato Fashions", "Cato Plus" and "It's Fashion!" and are located primarily in strip shopping centers in the Southeast. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal year 2000 included 53 weeks, and fiscal years 1999 and 1998 each included 52 weeks.

Use of Estimates: The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company's financial statements include the allowance for doubtful accounts receivable, reserves relating to workers' compensation, general and auto insurance liabilities and reserves for inventory markdowns.

Cash and Cash Equivalents and Short-Term Investments: Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

The Company's short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents and accounts receivable. The Company places its cash equivalents with high credit qualified institutions and, by practice, limits the amount of credit exposure to any one institution. Concentrations of credit risks with respect to accounts receivable are limited due to the dispersion across different geographies of the Company's customer base.

Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 were $17,435,000, $13,895,000 and $13,394,000, respectively.

Inventories: Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

Property and Equipment: Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, as follows:

CLASSIFICATION                      ESTIMATED USEFUL LIVES

Land improvements                                 10 years
Buildings                                      30-40 years
Leasehold improvements                          5-10 years
Fixtures and equipment                          3-10 years

Retail Sales: Revenues from retail sales, net of returns, are recognized upon delivery of the merchandise to the customer and exclude sales taxes.

Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was $5,812,000, $5,109,000 and $5,755,000 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share: Basic earnings per share excludes dilution of stock options and is computed by dividing net earnings by the weighted-average number of Class A and Class B common shares outstanding for the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 24,988,844, 26,486,407 and 27,522,582 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 476,388, 467,541 and 659,003 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 25,465,232, 26,953,948 and 28,181,585 for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

Income Taxes: The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Store Opening and Closing Costs: Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred. The Company evaluates all long-lived assets for impairment. Impairment losses are recognized when expected future cash flows from the use of the assets are less than the assets' carrying values.

Closed Store Lease Obligations: At the time stores are closed, provision is made for the rentals required to be paid over the remaining lease terms. Rentals due the Company under non-cancelable subleases are offset against the related obligations in the year the sublease is signed. There is no offset for assumed sublease revenues.

Insurance: The Company is self-insured with respect to employee health, workers compensation and general liability claims. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. The Company has stop-loss insurance coverage for individual claims in excess of $250,000.

Fair Value of Financial Instruments: The Company's carrying values of financial instruments, such as cash and cash equivalents, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS
133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001. Management believes that the adoption of this statement has no impact on the Company's consolidated results of operations and financial position.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.01 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales. The proforma effect of retroactive application of the accounting change on fiscal 1998 is immaterial to the financial statements.

Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with presentation for fiscal 2000.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SHORT-TERM INVESTMENTS:

Short-term investments at February 3, 2001 include the following (in thousands):

                                              UNREALIZED    ESTIMATED
SECURITY TYPE                        COST       (LOSSES)   FAIR VALUE

Obligations of federal,
  state and political
  subdivisions                    $59,271      $ (1,360)      $57,911
                                  ===================================

Short-term investments at January 29, 2000 include the following (in thousands):

                                                  UNREALIZED        ESTIMATED
SECURITY TYPE                        COST           (LOSSES)       FAIR VALUE

Obligations of federal,
  state and political
  subdivisions                    $59,657          $ (2,771)          $56,886
                                  ===========================================

The accumulated unrealized losses at February 3, 2001 of ($884,000), net of an income tax benefit of $476,000, and the accumulated unrealized losses at January 29, 2000 of ($1,801,000), net of an income tax benefit of $970,000, are reflected in other comprehensive income.

The amortized cost and estimated fair value of debt securities at February 3, 2001, by contractual maturity, are shown below (in thousands):

                                                       ESTIMATED
SECURITY TYPE                                COST     FAIR VALUE

Due in one year or less                  $  9,594       $  9,520
Due in one year through three years        49,677         48,391
                                         -----------------------
Total                                    $ 59,271       $ 57,911
                                         -----------------------

3.  ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following (in thousands):

                                          FEBRUARY 3,  JANUARY 29,
                                                 2001         2000

Customer accounts - principally
  deferred payment accounts                  $ 48,429     $ 47,702
Miscellaneous trade receivables                 3,965        2,857
                                             ---------------------
Total                                          52,394       50,559
Less allowance for doubtful accounts            5,422        5,101
                                             ---------------------
Accounts receivable - net                    $ 46,972     $ 45,458
                                             =====================

Finance charge and late charge revenue on customer deferred payment accounts totaled $13,689,000, $11,870,000 and $11,113,000 for the fiscal years ended
February 3, 2001, January 29, 2000 and January 30, 1999, respectively, and the provision for doubtful accounts was $5,292,000, $4,850,000 and $4,081,000, for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses in the accompanying statements of income.

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                   FEBRUARY 3,   JANUARY 29,
                                          2001          2000

Land and improvements                $   1,947     $   1,739
Buildings                               17,656        15,806
Leasehold improvements                  25,988        23,145
Fixtures and equipment                  84,535        75,566
Construction in progress                20,723        12,195
                                     -----------------------
Total                                  150,849       128,451
Less accumulated depreciation           65,030        59,113
                                     -----------------------
Property and equipment - net         $  85,819     $  69,338
                                     =======================

Construction in progress primarily represents investments in technology including an enterprise-wide information system scheduled to be implemented over the next 12 to 24 months.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

                                    FEBRUARY 3,    JANUARY 29,
                                           2001           2000

Accrued bonus and retirement
  savings plan contributions           $  8,242       $  9,502
Accrued payroll and related items         3,636          3,735
Closed store lease obligations            1,671          1,878
Property and other taxes                  3,216          2,925
Accrued health care plan                  2,894          1,981
Other                                     4,719          4,371
                                       -----------------------
Total                                  $ 24,378       $ 24,392
                                       =======================

6.  FINANCING ARRANGEMENTS:

At February 3, 2001, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the fiscal year ended February 3, 2001 or January 29, 2000.

The Company had approximately $3,977,000 and $4,594,000 at February 3, 2001 and January 29, 2000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the "Plan"). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 44,590 shares, 53,811 shares and 37,122 shares for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

The Company has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan for key employees of the Company. Total shares issuable under the plans are 3,900,000, of which 825,000 shares are issuable under the Incentive Stock Option Plan and 3,075,000 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under the option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. No awards shall be granted after July 31, 2004 and shares must be exercisable not later than 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $11.81 to a key executive. These stock awards vest over four years and the unvested portion is included in stockholders' equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards in 2000 was $295,000 and in 1999 was $196,000.

Option plan activity for the three fiscal years ended February 3, 2001 is set forth below:

                                                             WEIGHTED
                             OPTIONS             RANGE OF     AVERAGE
                         OUTSTANDING        OPTION PRICES       PRICE

Outstanding options,
  January 31, 1998         2,785,732    $  1.50 - $  9.31     $  7.73
     Granted                 302,000      10.66 -   14.59       13.03
     Exercised              (530,750)      1.50 -    9.31        7.38
     Cancelled               (95,000)      4.94 -   12.56        7.63
                         --------------------------------------------
Outstanding options,
  January 30, 1999         2,461,982       1.50 -   14.59        8.45

     Granted                 670,000       9.36 -   13.25       12.51
     Exercised               (48,950)      1.50 -    8.25        7.25
     Cancelled              (110,250)      3.21 -   12.69        8.23
                         --------------------------------------------
Outstanding options,
  January 29, 2000         2,972,782       1.50 -   14.59        9.39

     Granted                  46,250       9.59 -   14.38       11.66
     Exercised              (425,350)      4.94 -   13.44        7.82
     Cancelled               (56,300)      6.94 -   13.44       10.23
                         --------------------------------------------
Outstanding options,
  February 3, 2001         2,537,382    $  4.94 - $ 14.59     $  9.68
                         ============================================

The following tables summarize stock option information at February 3, 2001:

                                    OPTIONS OUTSTANDING

                                           WEIGHTED
                                            AVERAGE      WEIGHTED
                                          REMAINING       AVERAGE
RANGE OF                      NUMBER    CONTRACTUAL      EXERCISE
EXERCISE PRICES          OUTSTANDING           LIFE         PRICE

$ 4.94 - $  7.63             691,432     1.32 years       $  7.48
$ 7.69 - $  8.25             863,900     6.16 years       $  8.13
$ 9.25 - $ 14.59             982,050     8.30 years       $ 12.59
                           --------------------------------------
$ 4.94 - $ 14.59           2,537,382     5.67 years       $  9.68
                           ======================================

                              OPTIONS EXERCISABLE

                                            WEIGHTED
                                             AVERAGE
RANGE OF                        NUMBER      EXERCISE
EXERCISE PRICES            EXERCISABLE         PRICE

$ 4.94 - $  7.63               672,232       $  7.55
$ 7.69 - $  8.25               546,300       $  8.07
$ 9.25 - $ 14.59               241,200       $ 12.70
                             -----------------------
$ 4.94 - $ 14.59             1,459,732       $  8.60
                             =======================

Outstanding options at February 3, 2001 covered 1,337,832 shares of Class B Common Stock and 1,199,550 shares of Class A Common Stock. Outstanding options at January 29, 2000 covered 717,000 shares of Class B Common Stock and 2,255,782 shares of Class A Common Stock. Options available to be granted under the option plans were 535,468 at February 3, 2001 and 526,018 at January 29, 2000.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 2000, 1999 and 1998 stock options granted been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted earnings per share amounts for fiscal 2000, 1999 and 1998 would approximate the following proforma amounts (dollars in thousands, except per share data):

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    AS REPORTED     PROFORMA

Net income -- Fiscal 2000            $ 39,027       $ 37,431
Basic earnings per share             $   1.56       $   1.50
Diluted earnings per share           $   1.53       $   1.47

Net income -- Fiscal 1999            $ 33,931       $ 32,329
Basic earnings per share             $   1.28       $   1.22
Diluted earnings per share           $   1.26       $   1.20

Net income -- Fiscal 1998            $ 23,917       $ 22,822
Basic earnings per share             $    .87       $    .83
Diluted earnings per share           $    .85       $    .81

The weighted-average fair value of each option granted during fiscal 2000, 1999 and 1998 is estimated as $5.45, $6.12 and $6.71 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 2000, 1999 and 1998, respectively: expected dividend yield of 2.42%, 2.62% and 2.20%; expected volatility of 60.34%, 62.10% and 66.44%, adjusted for expected dividends; risk-free interest rate of 4.71%, 6.40% and 5.07%; and an expected life of 5 years for 2000, 1999 and 1998. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

In February 2000, the Board of Directors increased the quarterly dividend by 33% from $.075 per share to $.10 per share. In December 2000, the Board of Directors further increased the quarterly dividend by 25% from $.10 per share to $.125 per share.

Total comprehensive income for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 is as follows (in thousands):

FISCAL YEAR ENDED              FEBRUARY 3,   JANUARY 29,    JANUARY 30,
                                      2001          2000           1999

Net income                        $ 39,027      $ 33,931       $ 23,917
Unrealized gains
  (losses) on available-
  for-sale securities                1,411        (3,116)           514
Income tax effect                     (494)        1,091           (174)
                                  -------------------------------------
Unrealized gains
  (losses) net of taxes                917        (2,025)           340
                                  -------------------------------------
Total comprehensive
  income                          $ 39,944      $ 31,906       $ 24,257
                                  =====================================

8.  EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 16% of their annual compensation. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company's contributions for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 were approximately $2,348,000, $2,145,000 and $1,606,000, respectively.

The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contribution was made to the ESOP for the year ended February 3, 2001. The contributions for the fiscal years ended January 29, 2000 and January 30, 1999 were $1,913,000 and $531,000, respectively.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is self-insured with respect to employee health, workers compensation and general liability claims. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for workers compensation and employee health and $100,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $6,964,000, $5,214,000 and $4,177,000 in fiscal 2000, 1999 and 1998, respectively.

9.  LEASES:

The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three to seven year periods. The Company has a master lease agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment, which do not meet criteria for capital lease accounting and are being accounted for as operating leases with terms of seven years. However, these leases may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company had cancelled the leases at February 3, 2001, the purchase price for the equipment would have been approximately $5,929,000.

The minimum rental commitments under non-cancelable operating leases are (in thousands):

FISCAL YEAR
2001                               $34,615
2002                                25,977
2003                                17,060
2004                                 8,921
2005                                 3,312
Thereafter                              60
                                   -------
Total minimum lease payments       $89,945
                                   =======

The following schedule shows the composition of total rental expense for all leases (in thousands):

FISCAL YEAR ENDED           FEBRUARY 3,       JANUARY 29,       JANUARY 30,
                                   2001              2000              1999
Minimum rentals                 $34,449           $32,453           $30,313
Contingent rent                     479               257               270
                            -----------------------------------------------
Total rental expense            $34,928           $32,710           $30,583
                            ===============================================

10.  INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

FISCAL YEAR ENDED            FEBRUARY 3,    JANUARY 29,     JANUARY 30,
                                    2001           2000            1999
Current income taxes:
  Federal                        $18,461        $17,826        $ 12,502
  State                              954            190             338
                             ------------------------------------------
    Total                         19,415         18,016          12,840
                             ------------------------------------------
Deferred income taxes:
  Federal                          1,319             81            (190)
  State                              281             94             228
                             ------------------------------------------
    Total                          1,600            175              38
                             ------------------------------------------
Total income tax
  expense                        $21,015        $18,191        $ 12,878
                             ==========================================

Significant components of the Company's deferred tax assets and liabilities as of February 3, 2001 and January 29, 2000 are as follows (in thousands):

                                           FEBRUARY 3,     JANUARY 29,
                                                  2001            2000
Deferred tax assets:
  Bad debt reserve                              $2,085          $1,969
  Inventory valuation                            1,335           1,411
  Unrealized losses on
    short-term investments                         476             970
  Other accruals                                 1,104           1,108
                                           ---------------------------
    Total deferred tax assets                    5,000           5,458
                                           ---------------------------
Deferred tax liabilities:
  Tax over book depreciation                     6,167           6,527
  Other, net                                     2,640             644
                                           ---------------------------
    Total deferred tax liabilities               8,807           7,171
                                           ---------------------------
Net deferred tax liabilities                    $3,807          $1,713
                                           ===========================

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

FISCAL YEAR ENDED               FEBRUARY 3,      JANUARY 29,      JANUARY 30,
                                       2001             2000             1999
Federal income tax rate                35.0%            35.0%            35.0%
State income taxes                      1.6              0.5              1.2
Other                                  (1.6)            (0.5)            (1.2)
                                ---------------------------------------------
Effective income tax rate              35.0%            35.0%            35.0%
                                =============================================

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial results have been restated for the effects of SAB 101 in 1999 and are as follows (in thousands, except per share data):

FISCAL 2000                                                                        FIRST        SECOND         THIRD        FOURTH
Retail sales                                                                    $162,154      $163,375      $136,856      $186,097
Total revenues                                                                   167,240       168,682       141,620       191,594
Cost of goods sold                                                               105,324       110,015        97,429       132,640
Income before income taxes                                                        22,400        17,535         6,842        13,265
Net income                                                                        14,560        11,398         4,447         8,622
Basic earnings per share                                                        $    .58      $    .46      $    .18      $    .34
Diluted earnings per share                                                      $    .57      $    .45      $    .18      $    .34

FISCAL 1999                                                                        FIRST        SECOND         THIRD        FOURTH
Retail sales                                                                    $153,047      $148,782      $127,367      $155,889
Total revenues                                                                   157,874       153,809       132,357       160,993
Cost of goods sold                                                               100,017       100,100        90,247       113,291
Income before income taxes and cumulative effect of accounting change             20,906        15,477         5,418        10,174
Income before cumulative effect of accounting change                              13,589        10,060         3,522         6,613
Cumulative effect of accounting change, net of tax                                   147            --            --            --
Net income                                                                        13,736        10,060         3,522         6,613
Basic earnings per share (before cumulative effect of accounting change)        $    .51      $    .38      $    .13      $    .25
Basic earnings per share                                                        $    .52      $    .38      $    .13      $    .25
Diluted earnings per share (before cumulative effect of accounting change)      $    .51      $    .37      $    .13      $    .25
Diluted earnings per share                                                      $    .51      $    .37      $    .13      $    .25

The restatement for the effects of SAB 101 for fiscal 1999 resulted in a decrease in income before cumulative effect of accounting change of $149,000 with no per share effect in the first quarter; an increase in net income of $126,000 with no per share effect in the second quarter; and a decrease in net income of $442,000 with a decrease of $.02 per share in the third quarter.

                              THE CATO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operates its women's fashion specialty retail stores in 23 states, principally in the Southeast. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate division of the Company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

The following schedule summarizes certain segment information (in thousands):

FISCAL 2000                  RETAIL       CREDIT          TOTAL
Revenues                   $655,150      $13,985       $669,135
Depreciation                  9,426           66          9,492
Interest expense                 44           --             44
Income before taxes          55,278        4,764         60,042
Total assets                244,199       66,543        310,742
Capital expenditures         27,195           35         27,230

FISCAL 1999                  RETAIL       CREDIT          TOTAL
Revenues                   $592,855      $12,178       $605,033
Depreciation                  8,603           36          8,639
Interest expense                 23           --             23
Income before taxes          47,347        4,628         51,975
Total assets                224,501       61,288        285,789
Capital expenditures         23,807          157         23,964

FISCAL 1998                  RETAIL       CREDIT          TOTAL
Revenues                   $532,330      $11,334       $543,664
Depreciation                  7,613           25          7,638
Interest expense                 19           --             19
Income before taxes          33,044        3,751         36,795
Total assets                200,946       57,567        258,513
Capital expenditures         13,459           60         13,519

13.  COMMITMENTS AND CONTINGENCIES:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $1,486,000, $1,074,000 and $1,347,000 in fiscal 2000, 1999 and 1998, respectively. The Company had no outstanding letters of credit relating to such claims at February 3, 2001 or at January 29, 2000. See Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                  Allowance             Reserve
                                                                    for                   for
                                                                  Doubtful               Rental
                                                                 Accounts(a)          Commitments(b)
                                                                 -----------          --------------
                                                                           (In thousands)

Balance at January 31, 1998                                       $ 3,701                 $ 1,903
   Additions charged to costs and expenses                          4,081                   1,799
   Additions (Deductions) charged to other accounts                   856 (d)                  --
   Deductions                                                      (4,437)(c)              (1,776)
                                                                  -------                 -------

Balance at January 30, 1999                                         4,201                   1,926
   Additions charged to costs and expenses                          4,850                     998
   Additions (Deductions) charged to other accounts                   936 (d)                  --
   Deductions                                                      (4,886)(c)              (1,153)
                                                                  -------                 -------

Balance at January 29, 2000                                         5,101                   1,771
   Additions charged to costs and expenses                          5,292                   1,710
   Additions (Deductions) charged to other accounts                   878 (d)                  --
   Deductions                                                      (5,849)(c)              (1,832)
                                                                  -------                 -------

Balance at February 3, 2001                                       $ 5,422                 $ 1,649
                                                                  =======                 =======


(a)      Deducted from trade accounts receivable.

(b) Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c)      Uncollectible accounts written off.

(d)      Recoveries of amounts previously written off.

                                 EXHIBIT INDEX

DESIGNATION OF
   EXHIBIT                                                                                      PAGE
--------------                                                                                  ----

        21        Subsidiaries of the Registrant...............................................  40

        23        Consent of Independent Auditors..............................................  41

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Cato Corporation


By   /s/  Wayland H. Cato, Jr.                               By   /s/  John P. Derham Cato
   -------------------------------------------------            -------------------------------------------------
   Wayland H. Cato, Jr.                                         John P. Derham Cato
   Chairman of the Board                                        President, Vice Chairman of the Board
                                                                and Chief Executive Officer

By   /s/  Michael O. Moore                                   By   /s/  Robert M. Sandler
   -------------------------------------------------            -------------------------------------------------
   Michael O. Moore                                             Robert M. Sandler
   Executive Vice President                                     Senior Vice President
   Chief Financial Officer and Secretary                        Controller

Date:  April 25, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/  Wayland H. Cato, Jr.                                      /s/  Robert W. Bradshaw, Jr.
------------------------------------------------------         -----------------------------------------------------
                Wayland H. Cato, Jr.                                         Robert W. Bradshaw, Jr.
                     (Director)                                                     (Director)

/s/  John P. Derham Cato                                       /s/  George S. Currin
------------------------------------------------------         -----------------------------------------------------
                 John P. Derham Cato                                             George S. Currin
                     (Director)                                                     (Director)

/s/  Edgar T. Cato                                             /s/  Paul Fulton
------------------------------------------------------         -----------------------------------------------------
                    Edgar T. Cato                                                  Paul Fulton
                     (Director)                                                     (Director)

/s/  Howard A. Severson                                        /s/  Grant L. Hamrick
------------------------------------------------------         -----------------------------------------------------
                 Howard A. Severson                                              Grant L. Hamrick
                     (Director)                                                     (Director)

/s/  Clarice Cato Goodyear                                     /s/  James H. Shaw
------------------------------------------------------         -----------------------------------------------------
                Clarice Cato Goodyear                                             James H. Shaw
                     (Director)                                                     (Director)

/s/  Thomas E. Cato                                            /s/  A.F. (Pete) Sloan
------------------------------------------------------         -----------------------------------------------------
                   Thomas E. Cato                                               A.F. (Pete) Sloan
                     (Director)                                                     (Director)