Form 10-Q
period 2001-05-05
CATO CORP
filed 2001-06-13
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          May 5, 2001
                              --------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                       -----------------------------------------------

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

             8100 Denmark Road, Charlotte, North Carolina 28273-5975
          -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 554-8510
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------   -------

As of May 22, 2001, there were 19,871,175 shares of Class A common stock and 5,364,317 shares of Class B common stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                   MAY 5, 2001


                                TABLE OF CONTENTS



                                                                               Page
                                                                                No.
                                                                               ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

         Condensed Consolidated Statements of Income                              2
              For the Three Months Ended May 5, 2001 and April 29, 2000

         Condensed Consolidated Balance Sheets                                    3
              At  May 5, 2001, April 29, 2000 and February 3, 2001

         Condensed Consolidated Statements of Cash Flows                          4
              For the Three Months Ended May 5, 2001 and April 29, 2000

         Notes to Condensed Consolidated Financial Statements                 5 - 7
               For the Three Months Ended May 5, 2001 and April 29, 2000

         Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8 - 10


PART II - OTHER INFORMATION                                                 11 - 12

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      THREE MONTHS ENDED
                                                                       -------------------------------------------------
                                                                            MAY 5,                       April 29,
                                                                             2001                           2000
                                                                          (UNAUDITED)                   (Unaudited)
                                                                       ------------------            -------------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                       $         180,347             $          162,154
    Other income (principally finance, late, and layaway charges)                  5,383                          5,086
                                                                       ------------------            -------------------
       Total revenues                                                            185,730                        167,240
                                                                       ------------------            -------------------

COSTS AND EXPENSES
    Cost of goods sold                                                           116,391                        105,324
    Selling, general and administrative                                           42,228                         37,132
    Depreciation                                                                   2,616                          2,377
    Interest                                                                          11                              7
                                                                       ------------------            -------------------
       Total expenses                                                            161,246                        144,840
                                                                       ------------------            -------------------


INCOME BEFORE INCOME TAXES                                                        24,484                         22,400

Income tax expense                                                                 8,569                          7,840
                                                                       ------------------            -------------------

NET INCOME                                                             $          15,915             $           14,560
                                                                       ==================            ===================

BASIC EARNINGS PER SHARE                                               $             .63             $              .58
                                                                       ==================            ===================

DILUTED EARNINGS PER SHARE                                             $             .61             $              .57
                                                                       ==================            ===================

DIVIDENDS PER SHARE                                                    $            .125             $              .10
                                                                       ==================            ===================


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MAY 5,            April 29,          February 3,
                                                                    2001                2000                2001
                                                                (UNAUDITED)         (Unaudited)
                                                               ---------------     ---------------     ---------------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                  $       38,622      $       18,021      $       25,201
    Short-term investments                                             61,232              61,095              57,911
    Accounts receivable - net                                          46,373              44,476              46,972
    Merchandise inventories                                            93,506              84,468              79,161
    Deferred income taxes                                               1,746               4,014               1,579
    Prepaid expenses                                                    5,112               2,581               4,665
                                                               ---------------     ---------------     ---------------
       Total Current Assets                                           246,591             214,655             215,489
Property and equipment - net                                           88,204              72,353              85,819
Other assets                                                            9,115               7,723               9,434
                                                               ---------------     ---------------     ---------------
             Total                                             $      343,910      $      294,731      $      310,742
                                                               ===============     ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $       76,695      $       67,867      $       59,681
    Accrued expenses                                                   24,684              17,308              24,378
    Income taxes                                                       11,219               9,589               5,706
                                                               ---------------     ---------------     ---------------
       Total Current Liabilities                                      112,598              94,764              89,765
Deferred income taxes                                                   5,386               5,544               5,386
Other noncurrent liabilities                                            7,515               8,718               7,834
Shareholders' Equity:
    Preferred stock, $100 par value per share, 100,000
       shares authorized, none issued                                      --                  --                  --
    Class A common stock, $.033 par value per share,
       50,000,000 shares authorized; issued 24,892,623
       shares, 24,212,819 shares and 24,643,420 shares at
       May 5, 2001, April 29, 2000, and February 3, 2001
       respectively                                                       829                 807                 821
    Convertible Class B common stock, $.033 par value per
       share, 15,000,000 shares authorized; issued
       5,364,317 shares at May 5, 2001, April 29, 2000
       and February 3, 2001 respectively                                  179                 179                 179
Additional paid-in capital                                             78,902              72,324              76,778
Retained earnings                                                     188,006             158,893             175,275
Accumulated other comprehensive losses                                 (1,193)             (1,864)               (884)
Unearned compensation - restricted stock awards                          (615)               (911)               (689)
                                                               ---------------     ---------------     ---------------
                                                                      266,108             229,428             251,480
Less Class A common stock in treasury,
    at cost (5,021,648 shares at May 5, 2001, 4,759,148
    shares at April 29, 2000, and 4,759,148 shares
    at February 3, 2001, respectively)                                (47,697)            (43,723)            (43,723)
                                                               ---------------     ---------------     ---------------
       Total Shareholders' Equity                                     218,411             185,705             207,757
                                                               ---------------     ---------------     ---------------
          Total                                                $      343,910      $      294,731      $      310,742
                                                               ===============     ===============     ===============

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                     ------------------------------------------
                                                                         MAY 5,                  April 29,
                                                                          2001                      2000
                                                                       (UNAUDITED)              (Unaudited)
                                                                     ------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                        $       15,915           $        14,560

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                            2,616                     2,377
       Amortization of investment premiums                                        45                        44
       Compensation expense related to restricted stock awards                    73                        73
       Loss on disposal of property and equipment                                 57                       199
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                    599                       982
          Merchandise inventories                                            (14,345)                  (14,971)
          Other assets                                                          (128)                     (176)
          Accrued income taxes                                                 5,513                     4,859
          Accounts payable and other liabilities                              16,834                     7,237
                                                                      ---------------          ----------------

    Net cash provided by operating activities                                 27,179                    15,184
                                                                      ---------------          ----------------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                   (5,058)                   (5,591)
    Purchases of short-term investments                                       (5,971)                   (5,048)
    Sales of short-term investments                                            2,296                       732
                                                                      ---------------          ----------------

    Net cash used in investing activities                                     (8,733)                   (9,907)
                                                                      ---------------          ----------------


FINANCING ACTIVITIES

    Dividends paid                                                            (3,184)                   (2,549)
    Purchases of treasury stock                                               (3,975)                  (15,449)
    Proceeds from employee stock purchase plan                                   199                       223
    Proceeds from stock options exercised                                      1,935                       130
                                                                      ---------------          ----------------

    Net cash used in financing activities                                     (5,025)                  (17,645)
                                                                      ---------------          ----------------

    Net increase (decrease) in cash and cash equivalents                      13,421                   (12,368)

    Cash and cash equivalents at beginning of period                          25,201                    30,389
                                                                      ---------------          ----------------

    Cash and cash equivalents at end of period                        $       38,622           $        18,021
                                                                      ===============          ================


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 5, 2001 AND APRIL 29, 2000

-------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown at May 5, 2001 and April 29, 2000 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the financial statements and notes there to, included in the Company's Annual Report in Form 10-K for the fiscal year ended February 3, 2001.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the quarters ended May 5, 2001 and April 29, 2000 was $15,606,000 and $14,497,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the first quarter of fiscal 2001, the Company repurchased 262,500 shares of Class A common stock for $3,974,000, or an average price of $15.14 per share. In the first quarter of fiscal 2000, the Company repurchased 1,468,800 shares of Class A common stock for $15,449,000, or an average price of $10.52 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 5, 2001 AND APRIL 29, 2000

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


                                                                     THREE MONTHS ENDED
                                                           ---------------------------------------
                                                               MAY 5,               April 29,
                                                                2001                   2000
                                                           ----------------      -----------------

Weighted-average shares outstanding (basic)                     25,286,456             25,303,734
Dilutive effect of stock options                                   634,217                334,854
                                                           ----------------      -----------------
Weighted-average shares and
    equivalents outstanding (diluted)                           25,920,673             25,638,588
                                                           ================      =================


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended May 5, 2001 and April 29, 2000 were $3,481,000 and $3,446,000, respectively.


NOTE 4 - FINANCING ARRANGEMENTS:

At May 5, 2001, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the three months ended May 5, 2001 or the fiscal year ended February 3, 2001.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 5, 2001 AND APRIL 29, 2000

-------------------------------------------------------------------------------

NOTE 5 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):


                                            THREE MONTHS ENDED
                               ---------------------------------------------
                                    MAY 5,                   April 29,
                                     2001                       2000
                               -----------------         -------------------

Revenues:
   Retail                      $        182,384          $          163,991
   Credit                                 3,346                       3,249
                               -----------------         -------------------
          Total                $        185,730          $          167,240
                               =================         ===================

Income before income taxes:
   Retail                      $         23,574          $           21,413
   Credit                                   910                         987
                               -----------------         -------------------
           Total               $         24,484          $           22,400
                               =================         ===================

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total retail sales:

                                              THREE MONTHS ENDED
                                         ------------------------------
                                            MAY 5,          April 29,
                                             2001              2000
                                         ------------------------------

Total retail sales                         100.0 %            100.0 %
Total revenues                             103.0              103.1
Cost of goods sold                          64.5               64.9
Selling, general and administrative         23.4               22.9
Income before income taxes                  13.6               13.8
Net income                                   8.8                9.0

COMPARISON OF FIRST QUARTER OF 2001 WITH 2000.

Total retail sales for the first quarter were $180.3 million, an increase of 11% over sales of $162.2 million for the first quarter last year. Same-store sales increased 4% in this year's first quarter. The increase in retail sales for the first quarter resulted from the Company's continued everyday low price strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 872 stores at May 5, 2001 compared to 817 stores at the end of last year's first quarter.

Other income for the first quarter of 2001 increased 6%, over the prior year's comparable periods. The increase in the current year resulted primarily from increased finance and late charge fee income on the Company's customer accounts receivable and increased earnings from layaway fees.

Cost of goods sold were 64.5% of total retail sales for the current year's first quarter, compared to 64.9% for last year's first three months. The decrease in cost of goods sold as a percent of retail sales resulted primarily from much improved merchandise offerings, more timely and aggressive markdowns and tighter merchandise planning and control.

Selling, general and administrative (SG&A) expenses were $42.2 million, or 23.4% of retail sales, for this year's first quarter compared to $37.1 million, or 22.9% of retail sales, in last year's first quarter. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At May 5, 2001, the Company had working capital of $134.0 million, compared to $119.9 million at April 29, 2000 and $125.7 million at February 3, 2001. Cash provided by operating activities was $27.2 million for the three months ended May 5, 2001, compared to $15.2 million for last year's comparable three month period. The increase resulted primarily from an increase in accounts payable and other liabilities, accrued income taxes and an increase in net income. At May 5, 2001, the Company had cash, cash equivalents, and short-term investments of $99.9 million, compared to $79.1 million at April 29, 2000 and $83.1 million at February 3, 2001.

Net cash used in investing activities totaled $8.7 million for the first three months of 2001 compared to $9.9 million for the comparable period of 2000. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. The decrease in cash used was primarily related to an increase in the sale of short-term investments in fiscal 2001 as compared to fiscal 2000.

Expenditures for property and equipment totaled $5.1 million for the three months ended May 5, 2001, compared to $5.6 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $31 million for the current fiscal year. The Company intends to open approximately 85 new stores, close 10 stores and to relocate 25 stores during the current fiscal year. For the three months ended May 5, 2001, the Company had opened 14 new stores, relocated 4 stores, and closed one store.

Net cash used in financing activities totaled $5.0 million for the first three months of 2001 compared to $17.6 million for the comparable period of 2000. The decrease was due primarily to a reduction in its share buyback program and an increase in stock options exercised, which were partially offset by an increase in dividends paid in fiscal 2001 as compared to fiscal 2000.

At May 5, 2001, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the three months ended May 5, 2001, or the fiscal year ended February 3, 2001.

In May 2001, the Board of Directors increased the quarterly dividend by 8% from $.125 per share to $.135 per share.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

At May 5, 2001, April 29, 2000, and February 3, 2001, the Company's investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive losses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements during fiscal 2001.

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

         None


ITEM 5.    OTHER INFORMATION

         None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      None

         (B) No Reports on Form 8-K were filed during the quarter ended May 5, 2001.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE CATO CORPORATION



    June 13, 2001                      /s/  Wayland H. Cato, Jr.
--------------------------             ----------------------------------------
       Date                            Wayland H. Cato, Jr.
                                       Chairman of the Board


    June 13, 2001                      /s/  John P. Derham Cato
--------------------------             ----------------------------------------
       Date                            John P. Derham Cato
                                       President, Vice Chairman of the Board
                                       and Chief Executive Officer


    June 13, 2001                      /s/ Michael O. Moore
--------------------------             ----------------------------------------
       Date                            Michael O. Moore
                                       Executive Vice President
                                       Chief Financial Officer and Secretary


     June 13, 2001                     /s/ Robert M. Sandler
--------------------------             ----------------------------------------
       Date                            Robert M. Sandler
                                       Senior Vice President
                                       Controller