Form 10-Q
period 2001-08-04
CATO CORP
filed 2001-09-12
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          August 4, 2001
                              --------------------------------------------------

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

As of August 21, 2001, there were 19,662,031 shares of Class A Common Stock and 5,563,483 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                 AUGUST 4, 2001


                                TABLE OF CONTENTS



                                                                          Page
                                                                           No.
                                                                          ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

         Condensed Consolidated Statements of Income                          2
               For the Three Months and Six Months Ended
               August 4, 2001 and July 29, 2000

         Condensed Consolidated Balance Sheets                                3
               At August 4, 2001, July 29, 2000 and February 3, 2001

         Condensed Consolidated Statements of Cash Flows                      4
               For the Six Months Ended August 4, 2001 and July 29, 2000

         Notes to Condensed Consolidated Financial Statements             5 - 7
               For the Three Months and Six Months Ended
               August 4, 2001 and July 29, 2000

         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8 - 10


PART II - OTHER INFORMATION                                             11 - 12

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      ----------------------------     ----------------------------
                                                                       AUGUST 4,       July 29,          AUGUST 4,      July 29,
                                                                          2001           2000              2001           2000
                                                                      (UNAUDITED)    (Unaudited)        (UNAUDITED)    (Unaudited)
                                                                      -------------  -------------     --------------  ------------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Retail sales                                                      $    172,444   $    163,375      $     352,792   $   325,529
    Other income (principally finance, late, and layaway charges)            4,957          5,307             10,340        10,393
                                                                      -------------  -------------     --------------  ------------
       Total revenues                                                      177,401        168,682            363,132       335,922
                                                                      -------------  -------------     --------------  ------------

COSTS AND EXPENSES
    Cost of goods sold                                                     118,093        110,015            234,484       215,338
    Selling, general and administrative                                     39,898         38,744             82,126        75,876
    Depreciation                                                             2,534          2,378              5,150         4,756
    Interest                                                                    10             10                 21            17
                                                                      -------------  -------------     --------------  ------------
       Total expenses                                                      160,535        151,147            321,781       295,987
                                                                      -------------  -------------     --------------  ------------

INCOME BEFORE INCOME TAXES                                                  16,866         17,535             41,351        39,935

Income tax expense                                                           5,903          6,137             14,473        13,977
                                                                      -------------  -------------     --------------  ------------

NET INCOME                                                            $     10,963   $     11,398      $      26,878   $    25,958
                                                                      =============  =============     ==============  ============

BASIC EARNINGS PER SHARE                                              $        .43   $        .46      $        1.06   $      1.04
                                                                      =============  =============     ==============  ============

DILUTED EARNINGS PER SHARE                                            $        .42   $        .45      $        1.03   $      1.02
                                                                      =============  =============     ==============  ============

DIVIDENDS PER SHARE                                                   $       .135   $        .10      $         .26   $       .20
                                                                      =============  =============     ==============  ============


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 AUGUST 4,            July 29,          February 3,
                                                                    2001                2000                2001
                                                                (UNAUDITED)         (Unaudited)
                                                               ---------------     ---------------     ---------------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
    Cash and cash equivalents                                  $       21,990      $       18,997      $       25,201
    Short-term investments                                             66,553              61,084              57,911
    Accounts receivable - net                                          46,489              44,434              46,972
    Merchandise inventories                                            77,496              71,899              79,161
    Deferred income taxes                                               1,554               3,898               1,579
    Prepaid expenses                                                    4,633               2,108               4,665
                                                               ---------------     ---------------     ---------------
       Total Current Assets                                           218,715             202,420             215,489
Property and equipment - net                                           92,436              75,900              85,819
Other assets                                                            9,084               8,097               9,434
                                                               ---------------     ---------------     ---------------
             Total                                             $      320,235      $      286,417      $      310,742
                                                               ===============     ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $       53,121      $       49,233      $       59,681
    Accrued expenses                                                   23,005              21,499              24,378
    Income taxes                                                        6,530               7,091               5,706
                                                               ---------------     ---------------     ---------------
       Total Current Liabilities                                       82,656              77,823              89,765
Deferred income taxes                                                   5,386               5,550               5,386
Other noncurrent liabilities                                            7,447               7,978               7,834
Shareholders' Equity
    Preferred stock, $100 par value per share, 100,000
       shares authorized, none issued                                      --                  --                  --
    Class A common stock, $.033 par value per share,
       50,000,000 shares authorized; issued 24,880,750
       shares, 24,239,294 shares and 24,643,420 shares at
       August 4, 2001, July 29, 2000, and February 3, 2001,
       respectively                                                       830                 808                 821
    Convertible Class B common stock, $.033 par value
       per share, 15,000,000 shares authorized; issued
       5,563,483 shares, 5,364,317 shares and 5,364,317
       shares at August 4, 2001, July 29, 2000 and
       February 3, 2001, respectively                                     186                 179                 179
Additional paid-in capital                                             80,392              72,517              76,778
Retained earnings                                                     195,550             167,769             175,275
Accumulated other comprehensive losses                                   (837)             (1,647)               (884)
Unearned compensation - restricted stock awards                          (541)               (837)               (689)
                                                               ---------------     ---------------     ---------------
                                                                      275,580             238,789             251,480
Less Class A common stock in treasury,
    at cost (5,220,719 shares at August 4, 2001, 4,759,148
    shares at July 29, 2000, and 4,759,148 shares
    at February 3, 2001)                                              (50,834)            (43,723)            (43,723)
                                                               ---------------     ---------------     ---------------
       Total Shareholders' Equity                                     224,746             195,066             207,757
                                                               ---------------     ---------------     ---------------
          Total                                                $      320,235      $      286,417      $      310,742
                                                               ===============     ===============     ===============

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                    --------------------------------------------
                                                                        AUGUST 4,                  July 29,
                                                                          2001                       2000
                                                                       (UNAUDITED)               (Unaudited)
                                                                    --------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

    Net income                                                       $         26,878           $        25,958

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                             5,150                     4,756
       Amortization of investment premiums                                         84                        76
       Compensation expense related to restricted stock awards                    148                       147
       Loss on disposal of property and equipment                                 152                       549
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                     483                     1,024
          Merchandise inventories                                               1,665                    (2,402)
          Other assets                                                            382                       (77)
          Accrued income taxes                                                    824                     2,361
          Accounts payable and other liabilities                               (8,295)                   (7,824)
                                                                     -----------------          ----------------

    Net cash provided by operating activities                                  27,471                    24,568
                                                                     -----------------          ----------------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                   (11,919)                  (11,867)
    Purchases of short-term investments                                       (25,163)                   (8,423)
    Sales of short-term investments                                            16,484                     4,304
                                                                     -----------------          ----------------

    Net cash used in investing activities                                     (20,598)                  (15,986)
                                                                     -----------------          ----------------


FINANCING ACTIVITIES

    Dividends paid                                                             (6,603)                   (5,071)
    Purchases of treasury stock                                                (7,111)                  (15,449)
    Proceeds from employee stock purchase plan                                    211                       223
    Proceeds from stock options exercised                                       3,419                       323
                                                                     -----------------          ----------------

    Net cash used in financing activities                                     (10,084)                  (19,974)
                                                                     -----------------          ----------------

    Net decrease in cash and cash equivalents                                  (3,211)                  (11,392)

    Cash and cash equivalents at beginning of period                           25,201                    30,389
                                                                     -----------------          ----------------

    Cash and cash equivalents at end of period                       $         21,990           $        18,997
                                                                     =================          ================


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2001
AND JULY 29, 2000

-------------------------------------------------------------------------------

NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown at August 4, 2001 and July 29, 2000 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

Total comprehensive income for the second quarter and six months ended August 4, 2001 was $11,319,000 and $26,925,000, respectively. Total comprehensive income for the second quarter and six months ended July 29, 2000 was $11,615,000 and $26,112,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the second quarter of fiscal 2001, the Company repurchased 190,000 shares of Class A common stock and accepted 9,071 shares of Class A common stock related to a stock option exercise for a total of $3,136,219, or an average price of $15.75 per share. For the six months ended August 4, 2001, the Company repurchased 452,500 shares of Class A common stock and accepted 9,071 shares of Class A common stock for $7,110,594, or an average price of $15.41 per share. For the six months ended July 29, 2000, the Company repurchased 1,468,800 shares of Class A common stock for $15,449,238 or an average price of $10.52 per share.

In May 2001, the Board of Directors increased the quarterly dividend by 8% from $.125 per share to $.135 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2001
AND JULY 29, 2000

-------------------------------------------------------------------------------

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of SFAS No. 142 during its fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.


NOTE 3 - EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average shares outstanding is used in the basic earnings per share calculation, while the weighted-average shares and equivalents outstanding is used in the diluted earnings per share calculation.

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              --------------------------------       ---------------------------------
                                                AUGUST 4,         July 29,             AUGUST 4,          July 29,
                                                   2001             2000                  2001              2000
                                              ---------------   --------------       ---------------   ---------------

Weighted-average shares outstanding               25,338,372       24,805,846            25,312,414        25,054,790

Dilutive effect of stock options                     669,707          393,335               674,021           369,442
                                              ---------------     ------------       ---------------   ---------------

Weighted-average shares and
    equivalents outstanding                       26,008,079       25,199,181            25,986,435        25,424,232
                                              ===============   ==============       ===============   ===============


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended August 4, 2001 and July 29, 2000 were $14,119,000 and $12,189,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2001
AND JULY 29, 2000

-------------------------------------------------------------------------------

NOTE 5 - FINANCING ARRANGEMENTS:

At August 4, 2001, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the six months ended August 4, 2001 or the fiscal year ended February 3, 2001.


NOTE 6 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                       ---------------------------------            ---------------------------------
                                          AUGUST 4,         July 29,                  AUGUST 4,          July 29,
                                            2001              2000                       2001              2000
                                       ----------------  ----------------           ---------------   ---------------

Revenues:
     Retail                            $       174,089   $      165,287             $      356,474    $      329,279
     Credit                                      3,312            3,395                      6,658             6,643
                                       ----------------  ---------------            ---------------   ---------------
              Total                    $       177,401   $      168,682             $      363,132    $      335,922
                                       ================  ===============            ===============   ===============

Income before taxes:
     Retail                            $        15,958   $       16,352             $       39,533    $       37,765
     Credit                                        908            1,183                      1,818             2,170
                                       ----------------  ---------------            ---------------   ---------------
              Total                    $        16,866   $       17,535             $       41,351    $       39,935
                                       ================  ===============            ===============   ===============

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:


                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               ------------------------------       -------------------------------
                                                 AUGUST 4,        July 29,             AUGUST 4,        July 29,
                                                   2001             2000                 2001             2000
                                               --------------   --------------       --------------  ---------------

Total retail sales                                  100.0  %        100.0   %            100.0   %        100.0   %
Total revenues                                      102.9           103.2                102.9            103.2
Cost of goods sold                                   68.5            67.3                 66.5             66.1
Selling, general and administrative                  23.1            23.7                 23.3             23.3
Income before income taxes                            9.8            10.7                 11.7             12.3
Net income                                            6.4             7.0                  7.6              8.0

COMPARISON OF SECOND QUARTER AND FIRST SIX MONTHS OF 2001 WITH 2000.


Total retail sales for the second quarter were $172.4 million compared to last year's second quarter sales of $163.4 million, a 6% increase. Same-store sales were flat in the second quarter. For the six months ended August 4, 2001, total retail sales were $352.8 million compared to last year's first six months sales of $325.5 million, an 8% increase, and same-store sales increased 2% for the comparable six month period. The increase in retail sales for the first six months of 2001 resulted from the Company's continued everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 895 stores at August 4, 2001 compared to 825 stores at the end of last year's second quarter.

Other income for the second quarter and first six months of 2001 decreased 7% and 1%, respectively, over the prior year's comparable periods. The decrease in the current year resulted primarily from reduced finance and late charge income on the Company's customer accounts receivable.

Cost of goods sold were 68.5% and 66.5% of total retail sales for the second quarter and first six months of 2001, respectively, compared to 67.3% and 66.1% for last year's comparable three and six month periods. The increase in cost of goods sold as a percent of retail sales for the first six months of 2001 resulted from more markdowns in the second quarter.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

OPERATING RESULTS - CONTINUED

Selling, general and administrative (SG&A) expenses were $39.9 million and $82.1 million for the second quarter and first six months of this year, compared to $38.7 million and $75.9 million for last year's comparable three and six month periods, respectively. SG&A expenses as a percentage of retail sales declined 60 basis points for the second quarter of 2001 and were flat for the first six months of 2001, as compared to the prior year as expenses remained well controlled and under plan. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.


LIQUIDITY AND CAPITAL RESOURCES

At August 4, 2001, the Company had working capital of $136.1 million, compared to $124.6 million at July 29, 2000 and $125.7 million at February 3, 2001. Cash provided by operating activities was $27.5 million for the six months ended August 4, 2001, compared to $24.6 million for last year's comparable six month period. The increase resulted primarily from an increase in inventory turnover and net income offset by a decrease in accounts receivables, accrued income taxes and accounts payable and other liabilities. At August 4, 2001, the Company had cash, cash equivalents, and short-term investments of $88.5 million, compared to $80.1 million at July 29, 2000 and $83.1 million at February 3, 2001.

Net cash used in investing activities totaled $20.6 million for the first six months of 2001 compared to $16.0 million for the comparable period of 2000. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. Additionally, the increase in cash used was in part related to an increase in the purchase of short-term investments offset by an increase in the sale of short-term investments in fiscal 2001 as compared to fiscal 2000.

Expenditures for property and equipment totaled $11.9 million for both the six months ended August 4, 2001 and July 29, 2000. The Company expects total capital expenditures to be approximately $26 million for the current fiscal year. The Company intends to open approximately 85 new stores, close 10 stores and relocate 24 stores during the current fiscal year. For the six months ended August 4, 2001, the Company opened 40 new stores, relocated 8 stores, and closed 4 stores.

Net cash used in financing activities totaled $10.1 million for the first six months of 2001 compared to $20.0 million for the comparable period of 2000. The decrease was due primarily to a reduction in its share buyback program and an increase in stock options exercised, which were partially offset by an increase in dividends paid in fiscal 2001 as compared to fiscal 2000.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

At August 4, 2001, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the six months ended August 4, 2001, or the fiscal year ended February 3, 2001.

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

At August 4, 2001, July 29, 2000, and February 3, 2001, the Company's investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive losses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements during fiscal 2001.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of SFAS No. 142 during its fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

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

THE CATO CORPORATION


ITEM 1.    LEGAL PROCEEDINGS

         None


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Following are the results of the matters voted upon at the Company's Annual Meeting which was held on May 24, 2001.

         ELECTION OF DIRECTORS:

         Mr. Thomas E. Cato       -   For 71,295,047 ;    Abstaining  2,277,802
         Mr. George S. Currin     -   For 73,129,005 ;    Abstaining    443,844
         Mr. A. F. (Pete) Sloan   -   For 73,168,872 ;    Abstaining    403,977

         RATIFICATION OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS

         For  73,552,411  ;  Abstaining     1,835 ;  Against    18,604


ITEM 5.    OTHER INFORMATION

         None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      None

         (B) No Reports on Form 8-K were filed during the quarter ended August 4, 2001.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE CATO CORPORATION



September 12, 2001                       /s/  Wayland H. Cato, Jr.
-----------------------                  --------------------------------------
   Date                                  Wayland H. Cato, Jr.
                                         Chairman of the Board


September 12, 2001                       /s/  John P. Derham Cato
-----------------------                  --------------------------------------
   Date                                  John P. Derham Cato
                                         President, Vice Chairman of the Board
                                         and Chief Executive Officer


September 12, 2001                       /s/  Michael O. Moore
-----------------------                  --------------------------------------
   Date                                  Michael O. Moore
                                         Executive Vice President
                                         Chief Financial Officer and Secretary


September 12, 2001                       /s/ Robert M. Sandler
-----------------------                  --------------------------------------
   Date                                  Robert M. Sandler
                                         Senior Vice President
                                         Controller