Form 10-Q
period 2001-11-03
CATO CORP
filed 2001-12-12
CIK 18255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 November 3, 2001
                               ------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________


Commission file number                0-3747
                       -------------------------------------

                              THE CATO CORPORATION
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

As of November 20, 2001, there were 19,370,510 shares of Class A Common Stock and 5,595,983 shares of Class B Common Stock outstanding.

                              THE CATO CORPORATION

                                    FORM 10-Q

                                November 3, 2001


                                Table of Contents



                                                                            Page
                                                                             No.
                                                                            ----

PART I - FINANCIAL INFORMATION (UNAUDITED)

         Condensed Consolidated Statements of Income                          2
               For the Three Months and Nine Months Ended
               November 3, 2001 and October 28, 2000

         Condensed Consolidated Balance Sheets                                3
               At November 3, 2001, October 28, 2000 and
               February 3, 2001

         Condensed Consolidated Statements of Cash Flows                      4
               For the Nine Months Ended November 3, 2001 and
               October 28, 2000

         Notes to Condensed Consolidated Financial Statements             5 - 7
               For the Three Months and Nine Months Ended
               November 3, 2001 and October 28, 2000

         Management's Discussion and Analysis of                         8 - 11
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION                                             12 - 13

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three Months Ended           Nine Months Ended
                                                                      -------------------------   -------------------------
                                                                      November 3,   October 28,   November 3,   October 28,
                                                                         2001          2000           2001          2000
                                                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                                      -----------   -----------   -----------   -----------
                                                                          (Dollars in thousands, except per share data)
REVENUES
    Retail sales                                                      $   147,619   $   136,856   $   500,410   $   462,385
    Other income (principally finance, late, and layaway charges)           5,250         4,764        15,591        15,157
                                                                      -----------   -----------   -----------   -----------
       Total revenues                                                     152,869       141,620       516,001       477,542
                                                                      -----------   -----------   -----------   -----------

COSTS AND EXPENSES
    Cost of goods sold                                                    101,743        97,429       336,227       312,768
    Selling, general and administrative                                    40,593        35,014       122,720       110,890
    Depreciation                                                            2,779         2,320         7,927         7,075
    Interest                                                                    8            15            30            32
                                                                      -----------   -----------   -----------   -----------
       Total expenses                                                     145,123       134,778       466,904       430,765
                                                                      -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                                  7,746         6,842        49,097        46,777

Income tax expense                                                          2,711         2,395        17,184        16,372
                                                                      -----------   -----------   -----------   -----------

NET INCOME                                                            $     5,035   $     4,447   $    31,913   $    30,405
                                                                      ===========   ===========   ===========   ===========

BASIC EARNINGS PER SHARE                                              $       .20   $       .18   $      1.26   $      1.22
                                                                      ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE                                            $       .20   $       .18   $      1.23   $      1.20
                                                                      ===========   ===========   ===========   ===========

DIVIDENDS PER SHARE                                                   $      .135   $       .10   $      .395   $       .30
                                                                      ===========   ===========   ===========   ===========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 November 3,         October 28,         February 3,
                                                                    2001                2000                2001
                                                                (Unaudited)         (Unaudited)
                                                               --------------      --------------      --------------
                                                                               (Dollars in thousands)
ASSETS
Current Assets
    Cash and cash equivalents                                  $        5,710      $        6,940      $       25,201
    Short-term investments                                             71,639              58,888              57,911
    Accounts receivable - net                                          50,593              44,598              46,972
    Merchandise inventories                                            97,972              94,734              79,161
    Deferred income taxes                                               1,168               3,796               1,579
    Prepaid expenses                                                    5,134               1,780               4,665
                                                               --------------      --------------      --------------
       Total Current Assets                                           232,216             210,736             215,489
Property and equipment - net                                           96,127              82,236              85,819
Other assets                                                            8,693               8,442               9,434
                                                               --------------      --------------      --------------
             Total                                             $      337,036      $      301,414      $      310,742
                                                               ==============      ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $       68,571      $       63,415      $       59,681
    Accrued expenses                                                   29,041              22,477              24,378
    Income taxes                                                        3,591               4,312               5,706
                                                               --------------      --------------      --------------
       Total Current Liabilities                                      101,203              90,204              89,765
Deferred income taxes                                                   5,386               5,550               5,386
Other noncurrent liabilities                                            7,648               7,930               7,834
Shareholders' Equity
    Preferred stock, $100 par value per share, 100,000
       shares authorized, none issued                                      --                  --                  --
    Class A common stock, $.033 par value per share,
       50,000,000 shares authorized; issued 24,913,479 shares,
       24,296,971 shares and 24,643,420 shares at
       November 3, 2001, October 28, 2000, and
       February 3, 2001, respectively                                     830                 810                 821
    Convertible Class B common stock, $.033 par value
       per share, 15,000,000 shares authorized; issued
       5,573,483 shares at November 3, 2001, and 5,364,317
       shares at October 28, 2000 and February 3, 2001.                   186                 179                 179
Additional paid-in capital                                             80,818              73,034              76,778
Retained earnings                                                     197,177             169,651             175,275
Accumulated other comprehensive losses                                   (120)             (1,458)               (884)
Unearned compensation - restricted stock awards                          (468)               (763)               (689)
                                                               --------------      --------------      --------------
                                                                      278,423             241,453             251,480
Less Class A common stock in treasury,
    at cost (5,542,969 shares at November 3, 2001, and
    4,759,148 shares at October 28, 2000 and February 3, 2001)        (55,624)            (43,723)            (43,723)
                                                               --------------      --------------      --------------
       Total Shareholders' Equity                                     222,799             197,730             207,757
                                                               --------------      --------------      --------------
          Total                                                $      337,036      $      301,414      $      310,742
                                                               ==============      ==============      ==============

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                     ------------------------------------------
                                                                        November 3,               October 28,
                                                                           2001                       2000
                                                                        (Unaudited)               (Unaudited)
                                                                     ------------------------------------------
                                                                              (Dollars in thousands)
OPERATING ACTIVITIES

    Net income                                                       $         31,913           $        30,405

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                             7,927                     7,075
       Amortization of investment premiums                                        125                       101
       Compensation expense related to restricted stock awards                    221                       221
       Loss on disposal of property and equipment                                 331                       881
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                  (3,621)                      860
          Merchandise inventories                                             (18,811)                  (25,237)
          Other assets                                                            272                       (94)
          Accrued income taxes                                                 (2,115)                     (418)
          Accounts payable and other liabilities                               13,778                     7,391
                                                                     ----------------           ---------------

    Net cash provided by operating activities                                  30,020                    21,185
                                                                     ----------------           ---------------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                   (18,566)                  (20,854)
    Purchases of short-term investments                                       (35,181)                   (9,447)
    Sales of short-term investments                                            22,092                     7,687
                                                                     ----------------           ---------------

    Net cash used in investing activities                                     (31,655)                  (22,614)
                                                                     ----------------           ---------------


FINANCING ACTIVITIES

    Dividends paid                                                            (10,011)                   (7,636)
    Purchases of treasury stock                                               (11,901)                  (15,449)
    Proceeds from employee stock purchase plan                                    431                       445
    Proceeds from stock options exercised                                       3,625                       620
                                                                     ----------------           ---------------

    Net cash used in financing activities                                     (17,856)                  (22,020)
                                                                     ----------------           ---------------

    Net decrease in cash and cash equivalents                                 (19,491)                  (23,449)

    Cash and cash equivalents at beginning of period                           25,201                    30,389
                                                                     ----------------           ---------------

    Cash and cash equivalents at end of period                       $          5,710           $         6,940
                                                                     ================           ===============

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2001
AND OCTOBER 28, 2000

--------------------------------------------------------------------------------

NOTE 1 - GENERAL:
-----------------

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown at November 3, 2001 and October 28, 2000 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

Total comprehensive income for the third quarter and nine months ended November 3, 2001 was $5,752,000 and $32,677,000, respectively. Total comprehensive income for the third quarter and nine months ended October 28, 2000 was $4,636,000 and $30,748,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the third quarter of fiscal 2001, the Company repurchased 322,250 shares of Class A common stock for $4,790,514, or an average price of $14.87 per share. For the nine months ended November 3, 2001, the Company repurchased 774,750 shares of Class A common stock and accepted 9,071 shares of Class A common stock related to a stock option exercise, representing a total of 783,821 shares for $11,901,108, or an average price of $15.18 per share. For the nine months ended October 28, 2000, the Company repurchased 1,468,800 shares of Class A common stock for $15,449,238 or an average price of $10.52 per share.

In May 2001, the Board of Directors increased the quarterly dividend by 8% from $.125 per share to $.135 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2001
AND OCTOBER 28, 2000

--------------------------------------------------------------------------------

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:
------------------------------------------

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 will require the accrual, at fair value., of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life. The Company is currently assessing the impact of this statement, which will be effective for the Company on February 2, 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company on February 3, 2002.

NOTE 3 - EARNINGS PER SHARE:
----------------------------

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average shares outstanding is used in the basic earnings per share calculation, while the weighted-average shares and equivalents outstanding is used in the diluted earnings per share calculation.

                                              Three Months Ended             Nine Months Ended
                                         ----------------------------    --------------------------
                                         November 3,     October 28,     November 3,     October 28,
                                            2001            2000            2001            2000
                                         ----------      ----------      ----------      ----------
Weighted-average shares outstanding      25,109,834      24,865,073      25,244,887      24,980,060

Dilutive effect of stock options            564,935         415,829         640,914         396,733
                                         ----------      ----------      ----------      ----------

Weighted-average shares and
    equivalents outstanding              25,674,769      25,280,902      25,885,801      25,376,793
                                         ==========      ==========      ==========      ==========

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2001
AND OCTOBER 28, 2000

--------------------------------------------------------------------------------

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------

Income tax payments, net of refunds received, for the nine months ended November 3, 2001 and October 28, 2000 were $19,794,000 and $17,435,000, respectively.

NOTE 5 - FINANCING ARRANGEMENTS:
--------------------------------

At November 3, 2001, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the nine months ended November 3, 2001 or the fiscal year ended February 3, 2001.


NOTE 6 - REPORTABLE SEGMENT INFORMATION:
----------------------------------------

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

                           Three Months Ended          Nine Months Ended
                        ------------------------    ------------------------
                        November 3,  October 28,    November 3,  October 28,
                           2001          2000           2001        2000
                        -----------  -----------    -----------  -----------

Revenues:
     Retail             $   149,633  $   138,142    $   506,107  $   467,421
     Credit                   3,236        3,478          9,894       10,121
                        -----------  -----------    -----------  -----------
          Total         $   152,869  $   141,620    $   516,001  $   477,542
                        ===========  ===========    ===========  ===========

Income before taxes:
     Retail             $     6,826  $     5,591    $    46,359  $    43,356
     Credit                     920        1,251          2,738        3,421
                        -----------  -----------    -----------  -----------
          Total         $     7,746  $     6,842    $    49,097  $    46,777
                        ===========  ===========    ===========  ===========

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:


                               Three Months Ended          Nine Months Ended
                            ------------------------    ------------------------
                            November 3,  October 28,    November 3,  October 28,
                               2001          2000           2001        2000
                            -----------  -----------    -----------  -----------

Total retail sales             100.0%       100.0%         100.0%       100.0%
Total revenues                 103.5        103.5          103.1        103.3
Cost of goods sold              68.9         71.2           67.2         67.7
Selling, general and
  administrative                27.5         25.6           24.5         24.0
Income before income taxes       5.2          5.0            9.8         10.1
Net income                       3.4          3.2            6.4          6.6


Comparison of Third Quarter and First Nine Months of 2001 with 2000.

Total retail sales for the third quarter were $147.6 million compared to last year's third quarter sales of $136.9 million, an 8% increase. Same-store sales increased 3% in the third quarter. For the nine months ended November 3, 2001, total retail sales were $500.4 million compared to last year's first nine months sales of $462.4 million, an 8% increase, and same-store sales increased 2% for the comparable nine month period. The increase in retail sales for the first nine months of 2001 resulted from the Company's continued everyday low pricing strategy, improved merchandise offerings, and increased store development activity. The Company operated 917 stores at November 3, 2001 compared to 847 stores at the end of last year's third quarter.

Other income for the third quarter and first nine months of 2001 increased 10% and 3%, respectively, over the prior year's comparable periods. The increase in the current year resulted primarily from increased layaway fees.

Cost of goods sold were 68.9% and 67.2% of total retail sales for the third quarter and first nine months of 2001, respectively, compared to 71.2% and 67.7% for last year's comparable three and nine month periods. The decrease in cost of goods sold as a percent of retail sales for the first nine months of 2001 resulted from strong sell-through of regular priced goods, improved purchasing programs and tightly managed inventory in the third quarter.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

OPERATING RESULTS - CONTINUED
-----------------------------

Selling, general and administrative (SG&A) expenses were $40.6 million and $122.7 million for the third quarter and first nine months of this year, compared to $35.0 million and $110.9 million for last year's comparable three and nine month periods, respectively. SG&A expenses as a percentage of retail sales increased 190 basis points for the third quarter of 2001 and 50 basis points for the first nine months of 2001. The overall increase in SG&A resulted primarily from increased health care and other insurance costs and increased selling-related expenses and infrastructure expenses attributable to the Company's store development activities.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At November 3, 2001, the Company had working capital of $131.0 million, compared to $120.5 million at October 28, 2000 and $125.7 million at February 3, 2001. Cash provided by operating activities was $30.0 million for the nine months ended November 3, 2001, compared to $21.2 million for last year's comparable nine month period. The increase in net cash provided by operating activities resulted primarily from the change in merchandise inventories, accounts payable and other liabilities and an increase in net income offset by the change in accounts receivables and accrued income taxes. At November 3, 2001, the Company had cash, cash equivalents, and short-term investments of $77.3 million, compared to $65.8 million at October 28, 2000 and $83.1 million at February 3, 2001.

Net cash used in investing activities totaled $31.7 million for the first nine months of 2001 compared to $22.6 million for the comparable period of 2000. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. Additionally, the increase in cash used was in part related to an increase in the purchase of short-term investments offset by an increase in the sale of short-term investments in fiscal 2001 as compared to fiscal 2000.

Expenditures for property and equipment totaled $18.6 million for the first nine months of 2001 compared to $20.9 million for the comparable period of 2000. The Company expects total capital expenditures to be approximately $24 million for the current fiscal year. The Company intends to open approximately 85 new stores, close 6 stores and relocate 23 stores during the current fiscal year. For the nine months ended November 3, 2001, the Company opened 62 new stores, relocated 19 stores, and closed 4 stores.

Net cash used in financing activities totaled $17.9 million for the first nine months of 2001 compared to $22.0 million for the comparable period of 2000. The decrease was due primarily to a reduction in the Company's share buyback program and an increase in stock options exercised, which were partially offset by an increase in dividends paid in fiscal 2001 as compared to fiscal 2000.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

At November 3, 2001, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the nine months ended November 3, 2001, or the fiscal year ended February 3, 2001.

In May 2001, the Board of Directors increased the quarterly dividend by 8% from $.125 per share to $.135 per share.

At November 3, 2001, October 28, 2000, and February 3, 2001, the Company's investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive losses.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 will require the accrual, at fair value., of the estimated retirement obligation for tangible long-lived assets if the Company is legally obligated to perform retirement activities at the end of the related asset's life. The Company is currently assessing the impact of this statement, which will be effective for the Company on February 2, 2003.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The Company is currently assessing the impact of this statement, which will be effective for the Company on February 3, 2002.

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

PART II  OTHER INFORMATION

THE CATO CORPORATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None


ITEM 5.  OTHER INFORMATION
--------------------------

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (A) None

         (B) No Reports on Form 8-K were filed during the quarter ended November 3, 2001.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE CATO CORPORATION



    December 12, 2001                     /s/  Wayland H. Cato, Jr.
--------------------------------          --------------------------------------
       Date                               Wayland H. Cato, Jr.
                                          Chairman of the Board


    December 12, 2001                     /s/  John P. Derham Cato
--------------------------------          --------------------------------------
       Date                               John P. Derham Cato
                                          President, Vice Chairman of the Board
                                          and Chief Executive Officer


    December 12, 2001                     /s/  Michael O. Moore
--------------------------------          --------------------------------------
       Date                               Michael O. Moore
                                          Executive Vice President
                                          Chief Financial Officer and Secretary


    December 12, 2001                     /s/  Robert M. Sandler
--------------------------------          --------------------------------------
                 Date                     Robert M. Sandler
                                          Senior Vice President
                                          Controller