Form 10-K
period 2002-02-02
CATO CORP
filed 2002-04-24
CIK 18255

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 2, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       REGISTRANT: THE CATO CORPORATION
                         COMMISSION FILE NUMBER 0-3747

  State of Incorporation: Delaware               I.R.S. Employer Identification
                                                       Number: 56-0484485
Address of Principal Executive Offices:
       8100 Denmark Road                          Registrants Telephone Number:
Charlotte, North Carolina 28273-5975                       704/554-8510

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

                           Yes [X]   No [ ]

Indicate by check mark, if disclosure of delinquent files pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 22, 2002, there were 19,395,237 shares of Class A Common Stock and 5,822,649 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant's Class A Common Stock held by Non-affiliates of ties Registrant as of March 22, 2002 was approximately $376,867,918 based on the last reported sale price per share on the NASDAQ National Market System on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 24, 2002, relating to the 2002 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

                       Part III - Items 10,11,12 and 13

                              THE CATO CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                                                           Page
                                                                         ----
PART I:
    Item 1.  Business..................................................Pages 2 - 8
    Item 2.  Properties................................................Page  8
    Item 3.  Legal Proceedings.........................................Page  9
    Item 4.  Submission of Matters to a Vote of Security Holders.......Page  9
PART II:
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................Page  10
    Item 6.  Selected Financial Data...................................Page  11
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................Pages 12 -14
    Item 8.  Financial Statements and Supplementary Data...............Page  15
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................Page  15
PART III:
    Item 10. Directors and Executive Officers of the Registrant........Pages 16 -18
    Item 11. Executive Compensation....................................Page  19
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management................................................Page  19
    Item 13. Certain Relationships and Related Transactions............Page  19
PART IV:
    Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...............................................Page  20

                                    PART I


ITEM 1. BUSINESS:

GENERAL

         The Company, founded in 1946, operated 937 women's fashion specialty stores at February 2, 2002, under the names "Cato," "Cato Fashions;" "Cato Plus" and "It's Fashion!" in 24 states, principally in the Southeast. The Company offers quality fashion apparel and accessories at low prices, everyday in junior/missy and plus sizes. Additionally, the Company offers clothing for girls ages 7 - 16 in selected locations. The Company's stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A major portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's strict specifications. Most stores range in size from 3,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 18% of retail sales in fiscal 2001. See Note 12 to the Consolidated Financial Statements, "Reportable Segment Information" for a discussion of segment information.

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

                  Strip Shopping Center Locations. The Company locates its stores principally in convenient strip centers anchored by national discounters or market-dominant grocery stores that attract large numbers of potential customers.

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

         The Company's merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Apparel for girls ages 7 - 16 are offered in selected stores. Most of the Company's merchandise is sold under its private labels.

         The collaboration of the merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings delivering quality private label products at lower costs. Product development and the direct sourcing operation provide research on emerging fashion and color trends, technical services and direct sourcing options.

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

Purchasing, Allocation and Distribution

         Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2001, purchases from the Company's largest vendor accounted for approximately 6% of the Company's total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company's operating results or financial condition. A substantial portion of the Company's merchandise is sold under its private labels and is produced by various vendors in accordance with the Company's strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company's merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company's ability to obtain adequate supplies of merchandise.

         An important component of the Company's strategy is the allocation of merchandise to individual stores based on an analysis of sales trends by merchandise category, customer profiles and climatic conditions. A merchandise control system provides current information on the sales activity of each merchandise style in each of the Company's stores. Point-of-sale terminals in the stores collect and transmit sales and inventory information to the Company's central database, permitting timely response to sales trends on a store-by-store basis.

         All merchandise is shipped directly to the Company's distribution center in Charlotte, North Carolina where it is inspected then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.

Advertising

         The Company uses radio, graphics and a website as its primary advertising media The Company uses radio advertising in selected trade areas. The Company's total advertising expenditures were approximately .7% of retail sales in fiscal 2001.

STORE OPERATIONS

         The Company's store operations management team consists of two directors of stores, three territorial managers, fourteen regional managers and ninety-eight district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers and assistant managers are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store's sales increases and shrinkage control.

         The Company is constantly improving its training programs to develop associates. Nearly 80% of store and field management are promoted from within, allowing the Company to internally staff an expanding store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company's goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the district manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company's corporate office.

STORE LOCATIONS

         Most of the Company's stores are located in the Southeast in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores range in size from 3,000 to 6,000 square feet and average approximately 4,100 square feet.

         All of the Company's stores are leased. Approximately 92% are located in strip shopping centers, 1% in downtown locations and 7% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company's demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company's strip center locations provide ample parking and shopping convenience for its customers.

         The Company's store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company's development activities since fiscal 1997.

                               STORE DEVELOPMENT

                Number of Stores
                  Beginning of     Number        Number     Number of Stores
 Fiscal Year          Year         Opened        Closed       End of Year
-------------   ----------------   ------        ------     ----------------

1997.........         655            55            17            693
1998.........         693            52            13            732
1999.........         732            83             6            809
2000.........         809            65            15            859
2001.........         859            85             7            937

         In Fiscal 2002 the Company plans to open approximately 90 new stores, relocate 20 stores, close 10 stores, and remodel 35 stores.

         The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores.

CREDIT AND LAYAWAY

Credit Card Program

         The Company offers its own credit card, which accounted for approximately 13% of retail sales in fiscal 2001. The Company's net bad debt expense in fiscal 2001 was 6.2% of credit sales.

         Customers applying for the Company's credit card are approved for credit if they have a satisfactory credit record and meet minimum income criteria. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

Layaway Plan

         Under the Company's layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. In fiscal 1999, the Company changed its method of accounting for layaway sales. This change is the result of the issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under the new accounting method the Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 5% of retail sales in fiscal 2001.

MANAGEMENT INFORMATION SYSTEMS

         The Company's systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly ranking report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales but can be modified to accommodate unexpected increases or decreases in demand for a particular item.

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

REGULATION

         A variety of laws affect the revolving credit program offered by the Company. The Federal Consumer Credit Protection Act (Truth-in Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on revolving credit accounts. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company's privacy policy as it relates to a customer's non-public personal information.

ASSOCIATES

         As of February 2, 2002, the Company employed approximately 8,600 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

ITEM 2. PROPERTIES:

         The Company's distribution center and general offices are located in a Company-owned building of approximately 492,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company's automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 74,000 square feet. A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company's existing location is used for receiving and staging shipments prior to processing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

MARKET & Dividend Information

         The Company's Class A Common Stock trades in the over-the-counter market under the NASDAQ National Market System symbol CACOA. Below is the market range and dividend information for the four quarters of fiscal 2001 and 2000.
--------------------------------------------------------------------------------
                                     Price

2001                       HIGH              LOW            DIVIDEND
----                       ----              ---            --------

First quarter             $20.00            $14.81            $.125
Second quarter             21.75             15.51             .135
Third quarter              20.06             14.23             .135
Fourth quarter             21.34             16.68             .135

                                     Price

2000                       HIGH              LOW            DIVIDEND
----                       ----              ---            --------

First quarter             $12.25            $ 9.19            $ .10
Second quarter             12.50             10.02              .10
Third quarter              12.88             10.00              .10
Fourth quarter             18.00             11.00             .125

--------------------------------------------------------------------------------

         As of March 22, 2002 the approximate number of holders of the Company's Class A Common stock was 3,470 and there were 12 record holders of the Company's Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA:

                             THE CATO CORPORATION
                            SELECTED FINANCIAL DATA

FISCAL YEAR                                    2001               2000               1999               1998               1997
                                             --------           --------           --------           --------           --------
(Dollars In thousands,
except per share data
and selected operating data)
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Retail sales                                 $685,653           $648,482           $585,085           $524,381           $496,851
Other income                                   20,005             20,653             19,948             19,283             15,597
Total revenues                                705,658            669,135            605,033            543,664            512,448
Cost of goods sold                            466,366            445,407            403,655            371,005            354,627
Gross margin percent                             32.0%              31.3%              31.0%              29.2%              28.6%
Selling, general and administrative           162,082            154,150            140,741            128,207            124,676
Selling, general and administrative
  percent of retail sales                        23.6%              23.8%              24.0%              24.4%              25.1%
Depreciation                                   10,886              9,492              8,639              7,638              7,713
Interest                                           38                 44                 23                 19                 25
Income before income taxes
  and cumulative effect of
  accounting change                            66,268             60,042             51,975             36,795             25,407
Income tax expense                             23,200             21,015             18,191             12,878              8,006
Income before cumulative effect of
  accounting change                            43,086             39,027             33,784             23,917             17,401
Cumulative effect of accounting
  change, net of taxes                             --                 --                147                 --                 --
Net income                                   $ 43,086           $ 39,027           $ 33,931           $ 23,917           $ 17,401
Basic earnings per share                     $   1.71           $   1.56           $   1.28           $    .87           $    .62
Diluted earnings per share                   $   1.66           $   1.53           $   1.26           $    .85           $    .62
Cash dividends paid per share                $    .53           $   .425           $    .28           $    .19           $    .16
----------------------------------------------------------------------------------------------------------------------------------

SELECTED OPERATING DATA:
Stores open at end of year                        937                859                809                732                693
Average sales per store                      $767,000           $781,000           $756,000           $740,000           $748,000
Average sales per square foot of
  selling space                              $    186           $    187           $    177           $    169           $    163
Comparable store sales increase                     1%                 3%                 4%                 2%                 4%
----------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Cash and investments                         $ 84,695           $ 83,112           $ 87,275           $ 86,209           $ 69,487
Working capital                               139,633            125,724            124,988            124,024            113,327
Total assets                                  332,041            310,742            285,789            258,513            241,437
Total stockholders' equity                   $234,698           $207,757           $188,780           $172,234           $157,516
----------------------------------------------------------------------------------------------------------------------------------

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

FISCAL YEAR ENDED          FEBRUARY 2,       FEBRUARY 3,       JANUARY 29,
                                  2002              2001              2000
                           -----------       -----------       -----------

Retail sales                 100.0%            100.0%             100.0%
Other income                   2.9               3.2                3.4
Total revenues               102.9             103.2              103.4
Cost of goods sold            68.0              68.7               69.0
Selling, general
  and administrative          23.6              23.8               24.0
Depreciation                   1.6               1.4                1.5
Selling, general,
  administrative and
  depreciation                25.2              25.2               25.5
Income before income
  taxes and cumulative
  effect of accounting
  change                       9.7               9.3                8.9
Net income                     6.3%              6.0%               5.8%
                             -----             -----              -----


FISCAL 2001 COMPARED TO FISCAL 2000

Retail sales increased by 6% to $685.7 million in fiscal 2001 from $648.5 million in fiscal 2000. The fiscal year ended February 2, 2002 contained 52 weeks versus 53 weeks in fiscal year ended February 3, 2001. On a comparable 52 week basis, total sales for the fiscal year ended February 2, 2002 increased 7%, and comparable store sales increased 1% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable, interest income and layaway fees), increased by 5% to $705.7 million in fiscal 2001 from $669.1 million in fiscal 2000. The Company operated 937 stores at February 2, 2002 compared to 859 stores operated at February 3, 2001.

The increase in retail sales in fiscal 2001 resulted from the Company's continuation of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 2001, the Company opened 85 new stores, relocated 24 stores, remodeled 35 stores and closed 7 stores.

Other income in fiscal 2001 decreased $.6 million or 3% over fiscal 2000. The decrease resulted primarily from decreased earnings from late fee income and lower credit sales.

Cost of goods sold was $466.4 million, or 68.0% of retail sales, in fiscal 2001 compared to $445.4 million, or 68.7% of retail sales, in fiscal 2000. The decrease in cost of goods sold as a percent of retail sales resulted primarily by maintaining timely and aggressive markdowns on slow moving merchandise and improving inventory flow: Total gross margin dollars (retail sales less cost of goods sold) increased by 8% to $219.3 million in fiscal 2001 from $203.1 million in fiscal 2000.

Selling, general and administrative expenses (SG&A) were $162.1 million in fiscal 2001 compared to $154.2 million in fiscal 2000, an increase of 5%. As a percent of retail sales, SG&A was 23.6% compared to 23.8% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.

Depreciation expense was $10.9 million in fiscal 2001 compared to $9.5 million in fiscal 2000. The 15% increase in fiscal 2001 resulted primarily from the Company's store development.

FISCAL 2000 COMPARED TO FISCAL 1999

Retail sales increased by 11% to $648.5 million in fiscal 2000 from $585.1 million in fiscal 1999. The 2000 fiscal year contained 53 weeks versus 52 weeks in fiscal 1999. On a comparable 53 week basis, total sales increased 9%, and comparable store sales increased 3% from the prior year. Total revenues increased by 11% to $669.1 million in fiscal 2000 from $605.0 million in fiscal 1999. The Company operated 859 stores at February 3, 2001 compared to 809 stores operated at January 29, 2000.

The increase in retail sales in fiscal 2000 resulted from the Company's adoption of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 2000, the Company increased its number of stores 6% by opening 65 new stores, relocating 33 stores while closing 15 existing stores.

Other income in fiscal 2000 increased $.7 million or 4% over fiscal 1999. The increase resulted primarily from increased earnings from finance charges and late fee income.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS: (CONTINUED)

Cost of goods sold was $445.4 million, or 68.7% of retail sales, in fiscal 2000 compared to $403.7 million, or 69.0% of retail sales, in fiscal 1999. The decrease in cost of goods sold as a percent of retail sales resulted primarily by maintaining timely and aggressive markdowns on slow moving merchandise and improving inventory flow. Total gross margin dollars increased by 12%, to $203.1 million in fiscal 2000 from $181.4 million in fiscal 1999.

SG&A expenses were $154.2 million in fiscal 2000 compared to $140.7 million in fiscal 1999, an increase of 10%. As a percent of retail sales, SG&A was 23.8% compared to 24.0% in the prior year. The overall increase in SG&A resulted primarily from increased selling related expenses and increased infrastructure expenses attributable to the Company's store development activities.

Depreciation expense was $9.5 million in fiscal 2000 compared to $8.6 million in fiscal 1999. The 10% increase in fiscal 2000 resulted primarily from the Company's store development.

Effective for fiscal 1999, the Company changed its policy for recognizing revenues related to layaway sales to comply with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenues for layaway sales and related fees are recognized when the layaway merchandise is delivered to the customer. Previously, revenues were recognized at the time of the sale. The Company accounted for the adoption of SAB 101 as a change in accounting principle and recorded a cumulative effect in the first quarter of fiscal 1999. The cumulative effect of this accounting change resulted in an increase in net income of $147,000, net of income tax of $79,000, or $.O1 per share. This increase was driven by the release of the Company's layaway reserve, which slightly exceeded the associated margin on previously recognized layaway sales.

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company's financial statements include the allowance for doubtful accounts receivable, reserves relating to workers compensation, general and auto insurance liabilities and reserves for inventory markdowns. Historically, actual results have not significantly deviated from those determined using the estimates described above.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements over the next twelve months.

At February 2, 2002, the Company had working capital of $139.6 million compared to $125.7 million at February 3, 2001. Cash provided by operating activities was $47.1 million in fiscal 2001 compared to $44.1 million in fiscal 2000. Cash provided by operating activities in fiscal 2001 resulted primarily from net income, depreciation, provision for doubtful accounts, deferred income taxes, loss on disposal of property and equipment and changes in deferred income taxes, accounts receivable, inventories, other assets, accrued income taxes and accounts payable and other liabilities. At February 2, 2002, the Company had $84.7 million in cash, cash equivalents and short-term investments, compared to $83.1 million at February 3, 2001.

Additionally, the Company had $1.5 million invested in privately managed investment funds at February 2, 2002, which are reported under other assets of the consolidated balance sheets.

At February 2, 2002, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding under the agreement during the fiscal year ended February 2, 2002 or February 3, 2001.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS: (CONTINUED)

The Company had approximately $4,314,000 and $3,977,000 at February 2, 2002 and February 3, 2001, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

The Company has a master lease agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment. The operating leases are for a term of seven years but may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company had cancelled the leases at February 2, 2002, the purchase price for the equipment would have been approximately $2,188,000. The operating leases, which expire in their entirety in 2002, will be purchased at a cost of approximately $1,330,000.

Expenditures for property and equipment totaled $25.7 million, $27.2 million and $24.0 million in fiscal 2001, 2000 and 1999, respectively. The expenditures for fiscal 2001 were primarily for store development, store remodels and investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. In fiscal 2002, the Company is planning to invest approximately $29 million for capital expenditures. This includes expenditures to open 90 new stores, relocate 20 stores and close 10 stores. In addition, the Company plans to remodel 35 stores and has planned for additional investments in technology in the enterprise-wide information system scheduled to be implemented over the next 12 months.

During 2001, the Company repurchased 774,750 shares of Class A Common Stock for $11.7 million, or an average price of $15.14 per share and accepted 92,600 shares of Class A Common Stock in an option transaction for $1.8 million, or an average price of $19.71 per share. During fiscal 2001, the Company increased its quarterly dividend by 8% from $.125 per share to $.135 per share. Over the course of 2000, the Board of Directors increased the quarterly dividend by 67% from $.075 per share to $.125 per share.

The Company does not use derivative financial instruments. At February 2, 2002, the Company's investment portfolio was invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive income.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001, and the adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

In July 2001, the FASB issued Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will be required to adopt SFAS No. 142 effective February 3, 2002. Management believes that the adoption of this statement will have no impact on the Company's consolidated results of operations and financial position.

In August 2001, the FASB issued Statement of Financial Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of" and Accounting Principles Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company will be required to adopt SFAS No. 144 effective February 3, 2002. Management believes that the adoption of this statement will have no impact on the Company's consolidated results of operations ann financial position.

The Annual Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Annual Report and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations prove to be correct.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The directors and executive officers of the Company and their ages as of March 31, 2002 are as follows:

Name                                   Age                                    Position
----                                   ---                                    --------

Wayland H. Cato, Jr.(1) ......          79          Chairman of the Board

John P. Derham Cato(1) .......          51          President, Vice Chairman of the Board and Chief Executive Officer

Edgar T. Cato(1) .............          77          Former Vice Chairman of the Board, Co-Founder and Director

Michael O. Moore .............          51          Executive Vice President, Chief Financial Officer and Secretary

Howard A. Severson ...........          54          Executive Vice President, Chief Real Estate and Store Development
                                                    Officer, Assistant Secretary and Director

B. Allen Weinstein ...........          55          Executive Vice President, Chief Merchandising Officer of the Cato Division

David P. Kempert .............          52          Executive Vice President, Chief Store Operations
                                                    Officer of the Cato Division

C. David Birdwell ............          62          Executive Vice President, President and General Manager of the
                                                    It's Fashion! Division

Robert C. Brummer ............          57          Senior Vice President, Human Resources and Assistant Secretary

Clarice Cato Goodyear ........          55          Special Assistant to the Chairman and the President,
                                                    Assistant Secretary and Director

Thomas E. Cato ...............          47          Vice President, Divisional Merchandise Manager and Director

Robert W. Bradshaw, Jr.(1) ...          68          Director

George S. Currin(1)(3) .......          65          Director

Grant L. Hamrick(1)(2)(3) ....          63          Director

James H. Shaw(2) .............          73          Director

A.F. (Pete) Sloan(1)(2)(3) ...          72          Director

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

         John P. Derham Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since May 1999, he has served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1992 to August 1996, he served as Executive Vice President and as President and General Manager of the It's Fashion! Division. Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

         Edgar T. Cato is the Former Vice Chairman of the Board and Co-Founder of the Company, and has been a director of the Company since 1946. Mr. Edgar T. Cato is the brother of Mr. Wayland H. Cato, Jr.

         Michael O. Moore, 51, has been employed by the Company as Executive Vice President, Chief Financial Officer and Secretary since July 1998. Mr. Moore served as Vice President, Chief Financial Officer for Party Experience from 1997 to 1998, Executive Vice President, Chief Financial Officer of David's Bridal from 1994 to 1997, and was employed by Bloomingdales from 1984 to 1994 serving as Senior Vice President, Chief Financial officer from 1990 to 1994.

         Howard A. Severson has been employed by the Company since 1985 and has served as a director of the Company since 1995. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer, Assistant Secretary and Director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President - Chief Real Estate Officer.

         B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997. From 1995 to 1997, he was Senior Vice President Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising for Beall's, Inc.

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

         Clarice Cato Goodyear has been employed by the Company since 1975 and has served as a director and officer of the Company since 1979. Since July 1993, she has served as Special Assistant to the Chairman and the President and as Assistant Secretary. From March 1987 to July 1993, Ms. Goodyear held senior administrative, operational services and human resources positions in the Company; she served as Executive Vice President, Chief Administrative Officer and Assistant Secretary from May 1992 to July 1993. Ms. Goodyear is a daughter of Mr. Wayland H. Cato, Jr.

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

ITEM 11. EXECUTIVE COMPENSATION:

         Incorporated by reference to Registrant's proxy statement for 2002 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         Incorporated by reference to Registrant's proxy statement for 2002 annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Incorporated by reference to Registrant's proxy statement for 2002 annual stockholders' meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)      1. & 2. LIST OF FINANCIAL STATEMENTS AND SCHEDULE

         The response to this portion of Item 14 is submitted as a separate section of this report.

(a)      3. LIST OF EXHIBITS

         See Exhibit Index at page 38 of this annual report.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended February 2, 2002.

                          ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a), (1) AND (2), (c) AND (d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         LIST OF FINANCIAL STATEMENTS

                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED FEBRUARY 2, 2002

                             THE CATO CORPORATION

                           CHARLOTTE, NORTH CAROLINA

ITEM 14(A) 1 AND 2 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:

         Independent Auditors' Report.......................................Page       23
         Consolidated Statements of Income..................................Page       24
         Consolidated Balance Sheets........................................Page       25
         Consolidated Statements of Cash Flows..............................Page       26
         Consolidated Statements of Stockholders' Equity....................Page       27
         Notes to Consolidated Financial Statements.........................Pages 28 - 36

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

         SCHEDULE II - Valuation and qualifying accounts..............Page 37

                         INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE CATO CORPORATION


We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2002 and February 3, 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Charlotte, North Carolina
March 8, 2002

                              THE CATO CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


FISCAL YEAR ENDED                              FEBRUARY 2,            FEBRUARY 3,            JANUARY 29,
                                                      2002                   2001                   2000
                                               -----------            -----------            -----------
(Dollars in thousands,
except per share data)

REVENUES
Retail sales                                   $   685,653            $   648,482            $   585,085
Other income (principally
   finance charges, late
   fees and layaway charges)                        20,005                 20,653                 19,948
                                               -----------            -----------            -----------

Total revenues                                     705,658                669,135                605,033
                                               -----------            -----------            -----------

COSTS AND EXPENSES
Cost of goods sold                                 466,366                445,407                403,655
Selling, general and administrative                162,082                154,150                140,741
Depreciation                                        10,886                  9,492                  8,639
Interest                                                38                     44                     23
                                               -----------            -----------            -----------

Total operating expenses                           639,372                609,093                553,058
                                               -----------            -----------            -----------
Income before income taxes and
   cumulative effect of
   accounting change                                66,286                 60,042                 51,975
Income tax expense                                  23,200                 21,015                 18,191
                                               -----------            -----------            -----------
Income before cumulative effect
   of accounting change                        $    43,086            $    39,027            $    33,784
Cumulative effect of accounting
   change, net of tax ($79)                             --                     --                    147
                                               -----------            -----------            -----------
Net income                                     $    43,086            $    39,027            $    33,931
                                               ===========            ===========            ===========
Basic earnings per share                       $      1.71            $      1.56            $      1.28
                                               -----------            -----------            -----------
Basic weighted average shares                   25,193,610             24,988,844             26,486,407
                                               -----------            -----------            -----------
Diluted earnings per share                     $      1.66            $      1.53            $      1.26
                                               -----------            -----------            -----------
Diluted weighted average shares                 25,888,636             25,465,232             25,953,948
                                               -----------            -----------            -----------
Dividends per share                            $       .53            $      .425            $       .28
                                               -----------            -----------            -----------


See notes to consolidated statements.

                              THE CATO CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          FEBRUARY 2,           FEBRUARY 3,
(Dollars in thousands)                                           2002                  2001
                                                          -----------           -----------

ASSETS
Current Assets:
Cash and cash equivalents                                  $  41,772             $  25,201
Short-term investments                                        42,923                57,911
Accounts receivable, net of allowance
   for doubtful accounts of $5,968
   at February 2, 2002 and $5,422
   at February 3, 2001                                        52,293                46,972
Merchandise inventories                                       80,407                79,161
Deferred income taxes                                            777                 1,579
Prepaid expenses                                               5,036                 4,665
                                                           ---------             ---------
   Total Current Assets                                      223,208               215,489
Property and equipment - net                                 100,137                85,819
Other assets                                                   8,696                 9,434
                                                           ---------             ---------
   Total Assets                                            $ 332,041             $ 310,742
                                                           =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                           $  57,495             $  59,681
Accrued expenses                                              25,260                24,378
Accrued income taxes                                             820                 5,706
                                                           ---------             ---------
   Total Current Liabilities                                  83,575                89,765
Deferred income taxes                                          5,177                 5,386
Other noncurrent liabilities
   (primarily deferred rent)                                   8,591                 7,834
Stockholders' Equity:
Preferred stock, $100 par value per
   share, 100,000 shares authorized,
   none issued                                                    --                    --
Class A common stock, $.033 par value
   per share, 50,000,000 shares authorized;
   25,011,732 and 24,643,420 shares issued
   at February 2, 2002 and February 3,
   2001, respectively                                            833                   821
Convertible Class B common stock,
   $.033 par value per share, 15,000,000 shares
   authorized; 5,812,649 and 5,364,317 shares
   issued at February 2, 2002 and February
   3, 2001, respectively                                         194                   179
Additional paid-in capital                                    86,948                76,778
Retained earnings                                            204,961               175 275
Accumulated other comprehensive losses                          (567)                 (884)
Unearned compensation - restricted stock awards                 (394)                 (689)
                                                           ---------             ---------
                                                             291,975               251,480
Less Class A common stock in treasury; at
   cost (5,626,498 and 4,759,148 shares at
   February 2, 2002 and February 3,
   2001,respectively)                                        (57,277)              (43,723)
                                                           ---------             ---------
   Total Stockholders' Equity                                234,698               207,757
                                                           ---------             ---------
   Total Liabilities and Stockholders' Equity              $ 332,041             $ 310,742
                                                           =========             =========


See notes to consolidated financial supplements.

                              THE CATO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


FISCAL YEAR ENDED                                          FEBRUARY 2,         FEBRUARY 3,          JANUARY 29,
(Dollars in thousands)                                            2002                2001                 2000
                                                           -----------         -----------          -----------

OPERATING ACTIVITIES
Net income                                                  $ 43,086             $ 39,027             $ 33,931
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation                                               10,886                9,492                8,639
   Amortization of investment premiums                           160                  126                  187
   Provision for doubtful accounts                             5,913                5,292                4,850
   Deferred income taxes                                         422                1,600                  175
   Compensation expense related to
      restricted stock awards                                    295                  295                  196
   Loss on disposal of property and equipment                    480                1,257                  727
   Changes in operating assets and liabilities
      which provided (used) cash:
      Accounts receivable                                    (11,234)              (6,806)              (5,772)
      Merchandise inventories                                 (1,246)              (9,664)              (8,385)
      Other assets                                               367               (3,971)              (1,584)
      Accrued income taxes                                    (1,525)               2,025                4,712
      Accounts payable and other liabilities                    (547)               5,420                6,845
                                                            --------             --------             --------
Net cash provided by operating activities                     47,057               44,093               44,521
                                                            --------             --------             --------

INVESTING ACTIVITIES
Expenditures for property and equipment                      (25,684)             (27,230)             (23,964)
Purchases of short-term investments                          (35,878)             (11,906)             (22,544)
Sales of short-term investments                               51,194               12,166                4,496
                                                            --------             --------             --------
Net cash used in investing activities                        (10,368)             (26,970)             (42,012)
                                                            --------             --------             --------

FINANCING ACTIVITIES

Dividends paid                                               (13,400)             (10,633)              (7,416)
Purchases of treasury stock                                  (11,729)             (15,449)              (9,572)
Proceeds from employee stock purchase plan                       443                  448                  447
Proceeds from stock options exercised                          4,568                3,323                  353
                                                            --------             --------             --------
Net cash used in financing activities                        (20,118)             (22,311)             (16,188)
                                                            --------             --------             --------
Net increase (decrease) in cash and cash
   equivalents                                                16,571               (5,188)             (13,679)
Cash and cash equivalents at beginning of year                25,201               30,389               44,068
                                                            --------             --------             --------
Cash and cash equivalents at end of year                    $ 41,772             $ 25,201             $ 30,389
                                                            ========             ========             ========


See notes to consolidated statements.

                              THE CATO CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        CON-
                                                    VERTIBLE                          ACCUMULATED      UNEARNED               TOTAL
                                           CLASS A   CLASS B  ADDITIONAL                    OTHER  COMPENSATION              STOCK-
                                            COMMON    COMMON     PAID-IN  RETAINED  COMPREHENSIVE    RESTRICTED  TREASURY  HOLDERS'
(Dollars in thousands)                       STOCK     STOCK     CAPITAL  EARNINGS  INCOME (LOSS)  STOCK AWARDS     STOCK    EQUITY
-----------------------                    -------  --------  ----------  --------  -------------  ------------  --------  --------
BALANCE - JANUARY 30, 1999                    $802      $176     $69,878  $120,366        $   224         $      $(19,212) $172,234
*Comprehensive income:
   Net income                                                               33,931                                           33,931
   Unrealized losses on available-for-sale
     securities, net of deferred income
     tax benefit of $1,091                                                                 (2,025)                           (2,025)
Dividends paid ($.28 per share)                                             (7,416)                                          (7,416)
Class A common stock sold through employee
   stock purchase plan - 53,811 shares           2                   445                                                        447
Class A common stock sold through stock
   option plans - 49,150 shares                  1                   352                                                        353
Income tax benefit from stock options
   exercised                                                         100                                                        100
Purchase of treasury shares -
   985,400 shares                                                                                                  (9,572)   (9,572)
Contribution of treasury stock to Employee
   Stock Purchase Plan - 63,052 shares                                22                                              510       532
Unearned compensation - restricted
   stock awards                                            3       1,177                                   (984)                196
                                              ----      ----     -------  --------        -------         -----  --------  --------
BALANCE - JANUARY 29, 2000                     805       179      71,974   146,881         (1,801)         (984)  (28,274)  188,780
*Comprehensive income:
   Net income                                                               39,027                                           39,027
   Unrealized gains on available-for-sale
     securities, net of deferred income
     taxes of $494                                                                            917                               917
Dividends paid ($.425 per share)                                           (10,633)                                         (10,633)
Class A common stock sold through employee
   stock purchase plan - 44,590 shares           2                   446                                                        448
Class A common stock sold through stock
   option plans - 425,350 shares                14                 3,309                                                      3,323
Income tax benefit from stock options
   exercised                                                       1,049                                                      1,049
Purchase of treasury shares -
   1,468,800 shares                                                                                               (15,449)  (15,449)
Unearned compensation - restricted
   stock awards                                                                                             295                 295
                                              ----     ----      -------  --------        -------         -----  --------   -------
BALANCE - FEBRUARY 3, 2001                     821      179       76,778   175,275           (884)         (689)  (43,723)  207,757
*Comprehensive income:
   Net income                                                               43,086                                           43,086
   Unrealized gains on available-for-sale
     securities, net of deferred income
     taxes of $171                                                                            317                               317
Dividends paid ($.53 per share)                                            (13,400)                                         (13,400)
Class A common stock sold through employee
   stock purchase plan - 38,463 shares           1                   442                                                        443
Class A common stock sold through stock
   option plans - 329,850 shares                11                 2,961                                                      2,972
Class B common stock sold through stock
   option plans - 448,332 shares                         15        3,406                                                      3,421
Income tax benefit from stock options
   exercised                                                       3,361                                                      3,361
Purchase of treasury shares -
   774,750 shares                                                                                                 (11,729)  (11,729)
Surrender of shares for stock options -
   92,600 shares                                                                                                   (1,825)   (1,825)
Unearned compensation - restricted
   stock awards                                                                                             295                 295
                                              ----     ----      -------  --------        -------         -----  --------  --------
BALANCE - FEBRUARY 2, 2002                    $833     $194      $86,948  $204,961        $  (567)        $(394) $(57,277) $234,698
                                              ====     ====      =======  ========        =======         =====  ========  ========

See notes to consolidated financial statements.

*Total comprehensive income for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 was $43,403, $39,944 and $31,906, respectively.

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated.

DESCRIPTION OF BUSINESS AND FISCAL YEAR: The Company has two business segments
- the operation of women's fashion specialty stores and a credit card division. The apparel specialty stores operate under the names "Cato", "Cato Fashions", "Cato Plus" and "It's Fashion!" and are located primarily in strip shopping centers in the Southeast. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2001 and 1999 each included 52 weeks. Fiscal year 2000 included 53 weeks.

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

The Company's short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in consolidated balance sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity: The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

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

SUPPLEMENTAL CASH FLOW INFORMATION: Income tax payments, net of refunds received, for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 were $24,841,000, $17,435,000 and $13,895,000, respectively.
Additionally, in 2001, the Company accepted 92,600 shares of Class A Common Stock in an option transaction for $1,825,000.

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

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, as follows:

CLASSIFICATION                               ESTIMATED USEFUL LIVES
--------------                               ----------------------
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

                              THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING: Advertising costs are expensed in the period in which they are incurred. Advertising expense was $4,563,000, $5,812,000 and $5,109,000 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

EARNINGS PER SHARE: Basic earnings per share excludes dilution of stock options and is computed by dividing net earnings by the weighted average number of Class A and Class B common shares outstanding for the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 25,193,610, 24,988,844 and 26,486,407 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.
The weighted average number of shares representing the dilutive. effect of stock options was 695,026, 476,388 and 467,541 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 25,888,636, 25,465,232 and 26,953,948 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001, and the adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

In July 2001, the FASB issued Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will be required to adopt SFAS No. 142 effective February 3, 2002. Management believes that the adoption of this statement will have no impact on the Company's consolidated results of operations and financial position.

In August 2001, the FASB issued Statement of Financial Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long Lived-Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of" and Accounting Principles Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Along with establishing a single accounting model, based

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company will be required to adopt SFAS No. 144 effective February 3, 2002. Management believes that the adoption of this statement will have no impact on the Company's consolidated results of operations and financial position.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with presentation for fiscal 2001.

2. SHORT-TERM INVESTMENTS:

Short-term investments at February 2, 2002 include the following (in thousands):


                                                     UNREALIZED             ESTIMATED
SECURITY TYPE                          COSTS             LOSSES            FAIR VALUE
-------------                         -------        ----------            ----------
Obligations of federal, state
  and political subdivisions          $43,795          $(872)                $42,923
                                      =======          =====                 =======


Short-term investments at February 3, 2001 include the following (in thousands):

                                                     UNREALIZED             ESTIMATED
SECURITY TYPE                          COSTS             LOSSES            FAIR VALUE
-------------                         -------        ----------            ----------
Obligations of federal, state
  and political subdivisions          $59,271         $(1,360)               $57,911
                                      =======         =======                =======


The accumulated unrealized losses at February 2, 2002 of $567,000, net of an income tax benefit of $305,000, and the accumulated unrealized losses at February 3, 2001 of $884,000, net of an income tax benefit of $476,000, are reflected in accumulated other comprehensive losses in the consolidated balance sheets.

The amortized cost and estimated fair value of debt securities at February 2, 2002, by contractual maturity, are shown below (in thousands):


                                                        ESTIMATED
SECURITY TYPE                              COST        FAIR VALUE
-------------                             -------      ----------
Due in one year or less                   $10,259       $10,264
Due in one year through three years        33,536        32,659
                                          -------       -------
Total                                     $43,795       $42,923
                                          =======       =======

Additionally, the Company had $1.5 million invested in privately managed investment funds at February 2, 2002, which are reported under other assets of the consolidated balance sheets.

3. ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following (in thousands):


                                          FEBRUARY 2,      FEBRUARY 3,
                                                 2002             2001
                                          -----------      -----------
Customer accounts - principally
   deferred payment accounts                $53,012          $48,429
Miscellaneous trade receivables               5,249            3,965
                                            -------          -------
Total                                        58,261           52,394
Less allowance for doubtful accounts          5,968            5,422
                                            -------          -------
Accounts receivable - net                   $52,293          $46,972
                                            =======          =======

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance charge and late charge revenue on customer deferred payment accounts totaled $12,951,000, $13,689,000 and $11,870,000 for the fiscal years ended
February 2, 2002, February 3, 2001 and January 29, 2000, respectively, and the provision for doubtful accounts was $5,913,000, $5,292,000 and $4,850,000, for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses in the accompanying statements of income.

4. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):


                                        FEBRUARY 2,         FEBRUARY 3,
                                               2002                2001
                                        -----------         -----------
Land and improvements                    $  2,019            $  1,947
Buildings                                  17,751              17,656
Leasehold improvements                     30,546              25,988
Fixtures and equipment                    100,138              84,535
Construction in progress                   23,333              20,723
                                         --------            --------

Total                                     173,787             150,849
Less accumulated depreciation              73,650              65,030
                                         --------            --------
Property and equipment - net             $100,137            $ 85,819
                                         ========            ========

Construction in progress primarily represents investments in technology in the enterprise-wide information system scheduled to be implemented over the next 12 months.

5. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):


                                           FEBRUARY 2,        FEBRUARY 3,
                                                 2002                2001
                                           -----------        -----------
Accrued bonus and retirement
   savings plan contributions                $ 7,605            $ 8,242
Accrued payroll and related items              4,216              3,636
Closed store lease obligations                 1,077              1,671
Property and other taxes                       4,211              3,216
Accrued health care plan                       3,558              2,894
Other                                          4,593              4,719
                                             -------            -------

Total                                        $25,260            $24,378
                                             =======            =======

6. FINANCING ARRANGEMENTS:

At February 2, 2002, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the fiscal year ended February 2, 2002 or February 3, 2001.

The Company had approximately $4,314,000 and $3,977,000 at February 2, 2002 and February 3, 2001, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Plan (the "Plan"). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 38,463 shares, 44,590 shares and 53,811 shares for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

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

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. No awards may be granted after July 31, 2004 and shares must be exercised within 10 years of the grant date unless otherwise authorized by the Board of Directors.

In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $11.81 to a key executive. These stock awards vest over four years and the unvested portion is included in stockholders' equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $295,000 in 2001 and 2000, and $196,000 in 1999.

Option plan activity for the three fiscal years ended February 2, 2002 is set forth below:

                                                                                WEIGHTED
                                                            RANGE OF             AVERAGE
                                      OPTIONS          OPTION PRICES               PRICE
                                    ---------       ----------------            --------
Outstanding options,
        January 30, 1999            2,461,982       $ 1.50 - $ 14.59             $  8.45
                Granted               670,000         9.36 -   13.25               12.51
                Exercised             (48,950)        1.50 -    8.25                7.25
                Cancelled            (110,250)        3.21 -   12.69                8.23
                                    ---------       ----------------             -------
Outstanding options,
        January 29, 2000            2,972,782         1.50 -   14.59                9.39
                Granted                46,250         9.59 -   14.38               11.66
                Exercised            (425,350)        4.94 -   13.44                7.82
                Cancelled             (56,300)        6.94 -   13.44               10.23
                                    ---------       ----------------             -------
Outstanding options,
        February 3, 2001            2,537,382         4.94 -   14.59                9.68
                Granted                21,750        12.66 -   18.91               16.17
                Exercised            (778,182)        4.94 -   14.59                8.20
                Cancelled             (25,700)        7.69 -   14.59               11.61
                                    ---------       ----------------             -------
Outstanding options,
        February 2, 2002            1,755,250       $ 4.94 - $ 18.91             $ 10.39
                                    =========       ================             =======

The following tables summarize stock option information at February 2, 2002:

                                                              OPTIONS
                                      ----------------------------------------------------
                                                               WEIGHTED
                                                                AVERAGE           WEIGHTED
                                                              REMAINING            AVERAGE
RANGE OF                                                    CONTRACTUAL           EXERCISE
EXERCISE PRICES                         OPTIONS                    LIFE              PRICE
----------------                      ---------             -----------           --------
$ 4.94 - $  7.63                        207,400               .58 years            $  7.33
$ 7.69 - $  8.25                        658,900              5.29 years            $  8.16
$ 9.25 - $ 14.59                        874,700              7.25 years            $ 12.67
$17.25 - $ 18.91                         14,250              9.47 years            $ 18.02
----------------                      ---------              ----------            -------
$ 4.94 - $ 18.91                      1,755,250              5.78 years            $ 10.39
================                      =========              ==========            =======

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     OPTIONS
                       -------------------------------
                                              WEIGHTED
                                               AVERAGE
RANGE OF                    NUMBER            EXERCISE
EXERCISE PRICES        EXERCISABLE               PRICE
---------------        -----------            --------
$4.94 - $ 7.63             201,000             $  7.40
$7.69 - $ 8.25             503,300             $  8.14
$9.25 - $14.59             346,200             $ 12.82
--------------           ---------             -------
$4.94 - $14.59           1,050,500             $  9.54
==============           =========             =======

Outstanding options at February 2, 2002 covered 889,500 shares of Class B Common Stock and 865,750 shares of Class A Common Stock. Outstanding options at February 3, 2001 covered 1,337,832 shares of Class B Common Stock and 1,199,550 shares of Class A Common Stock. Options available to be granted under the option plans were 452,418 at February 2, 2002 and 535,468 at February 3, 2001.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 2001, 2000 and 1999 stock options granted been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and basic and diluted earnings per share amounts for fiscal 2001, 2000 and 1999 would approximate the following proforma amounts (dollars in thousands, except per share data):

                                         AS REPORTED                    PROFORMA
                                         -----------                    --------
Net income - Fiscal 2001                    $ 43,086                    $ 41,493
Basic earnings per share                    $   1.71                    $   1.65
Diluted earnings per share                  $   1.66                    $   1.60

Net income - Fiscal 2000                    $ 39,027                    $ 37,431
Basic earnings per share                    $   1.56                    $   1.50
Diluted earnings per share                  $   1.53                    $   1.47

Net income - Fiscal 1999                    $ 33,931                    $ 33,329
Basic earnings per share                    $   1.28                    $   1.22
Diluted earnings per share                  $   1.26                    $   1.20
                                            --------                    --------

The weighted-average fair value of each option granted during fiscal 2001, 2000 and 1999 is estimated at $8.19, $5.45 and $6.12 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 2001, 2000 and 1999, respectively: expected dividend yield of 2.62%, 2.42% and 2.62% expected volatility of 59.84%, 60.34% and 62.10%, adjusted for expected dividends; risk-free interest rate of 4.36%, 4.71%, and 6.40%; and an expected life of 5 years for 2001, 2000 and 1999. The effects of applying SFAS 123 in this proforma disclosure are, not indicative of future amounts.

In May 2001, the Board of Directors increased the quarterly dividend by 8% from $.125 per share to $.135 per share.

Total comprehensive income for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 is as follows (in thousands):

FISCAL YEAR ENDED                          FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,
                                                  2002            2001            2000
-----------------                          -----------     -----------     -----------
Net income                                    $ 43,086        $ 39,027        $ 33,931
Unrealized gains
      (losses) on available-
      for-sale securities                          488           1,411          (3,116)
Income tax effect                                 (171)           (494)          1,091
                                              --------        --------        --------
Unrealized gains
      (losses) net of taxes                        317             917          (2,025)
                                              --------        --------        --------
Total comprehensive
      income                                  $ 43,403        $ 39,944        $ 31,906
                                              ========        ========        ========

8. EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 15% of their annual compensation. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company's contributions for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 were approximately $2,596,000, $2,348,000 and $2,145,000, respectively.

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended February 2, 2002 or February 3, 2001. The contribution for the fiscal year ended January 29, 2000 was $1,913,000.

The Company is self-insured with respect to employee health, workers compensation and general liability claims. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for workers compensation and employee health and $100,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $9,090,000, $6,964,000 and $5,214,000 in fiscal 2001, 2000 and 1999, respectively.

9. LEASES:

The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three to seven year periods. The Company has a master lease agreement with a lessor to lease $19.5 million of store fixtures, point-of-sale devices and warehouse equipment, which do not meet criteria for capital lease accounting and are being accounted for as operating leases with terms of seven years. However, these leases may be cancelled annually upon proper notice to the lessor. Upon notice of cancellation, the Company would be obligated to purchase the equipment at a prescribed termination value from the lessor. If the Company had cancelled the leases at February 2, 2002, the purchase price for the equipment would have been approximately $2,188,000. The operating leases which expire in their entirety in 2002, will be purchased at a cost of approximately $1,330,000.

The minimum rental commitments under non-cancelable operating leases are (in thousands):

FISCAL YEAR
-----------
2002                                         $ 34,996
2003                                           25,966
2004                                           16,985
2005                                           10,230
2006                                            4,632
-----------------------------------------------------
Total minimum lease payments                 $ 92,809
=====================================================

The following schedule shows the composition of total rental expense for all leases (in thousands):

FISCAL YEAR ENDED        FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,
                                2002            2001            2000
-----------------        -----------     ------------    -----------
Minimum rentals             $ 37,117        $ 34,449        $ 32,453
Contingent rent                  471             479             257
--------------------------------------------------------------------
Total rental expense        $ 37,588        $ 34,928        $ 32,710
====================================================================

The Company also leases certain of its stores from entities in which a director of the Company has an interest. Rent expense and related charges totaling $786,000, $524,000 and $534,000 were paid in fiscal 2001, 2000 and 1999, respectively, under these leases.

10. INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

FISCAL YEAR ENDED               FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,
                                       2002            2001            2000
-----------------               -----------     -----------     -----------
Current income taxes:
    Federal                        $ 22,309        $ 18,461        $ 17,826
    State                               469             954             190
---------------------------------------------------------------------------
        Total                        22,778          19,415          18,016
---------------------------------------------------------------------------
Deferred income taxes:
    Federal                             376           1,319              81
    State                                46             281              94
---------------------------------------------------------------------------
        Total                           422           1,600             175
---------------------------------------------------------------------------
Total income tax expense           $ 23,200        $ 21,015        $ 18,191
===========================================================================

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets and liabilities as of February 2, 2002 and February 3, 2001 are as follows (in thousands):

                                      FEBRUARY 2,         FEBRUARY 3,
                                             2002                2001
                                      -----------         -----------
Deferred tax assets:
     Bad debt reserve                     $ 2,288             $ 2,085
     Inventory valuation                    1,282               1,335
     Unrealized losses on
        short-term investments                305                 476
     Other accruals                         1,232               1,104
---------------------------------------------------------------------
        Total deferred tax assets           5,107               5,000
---------------------------------------------------------------------
Deferred tax liabilities:
     Tax over book depreciation             5,898               6,167
     Other, net                             3,609               2,640
---------------------------------------------------------------------
        Total deferred tax liabilities      9,507               8,807
---------------------------------------------------------------------
Net deferred tax liabilities              $ 4,400             $ 3,807
=====================================================================

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

FISCAL YEAR ENDED                   FEBRUARY 2,          FEBRUARY 3,         JANUARY 29,
                                           2002                 2001                2000
----------------------------------------------------------------------------------------
Federal income tax rate                    35.0%                35.0%               35.0%
State income taxes                          0.9                  1.6                 0.5
Other                                      (0.9)                (1.6)               (0.5)
----------------------------------------------------------------------------------------
Effective income tax rate                  35.0%                35.0%               35.0%
========================================================================================

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial results are as follows (in thousands, except per share data):

FISCAL 2001                             FIRST            SECOND               THIRD              FOURTH
-------------------------------------------------------------------------------------------------------
Retail sales                        $ 180,347         $ 172,444          $  147,619           $ 185,243
Total revenues                        185,731           177,401             152,869             189,657
Cost of goods sold                    116,391           118,093             101,743             130,139
Income before income taxes             24,485            16,867               7,746              17,188
Net income                             15,916            10,963               5,035              11,172
Basic earnings per share            $     .63         $     .43          $      .20           $     .45
Diluted earnings per share          $     .61         $     .42          $      .20           $     .43
-------------------------------------------------------------------------------------------------------

FISCAL 2000                             FIRST            SECOND               THIRD              FOURTH
-------------------------------------------------------------------------------------------------------
Retail sales                        $ 162,154         $ 163,375          $  136,856           $ 186,097
Total revenues                        167,240           168,682             141,620             191,594
Cost of goods sold                    105,324           110,015              97,429             132,640
Income before income taxes             22,400            17,535               6,842              13,265
Net income                             14,560            11,398               4,447               8,622
Basic earnings per share            $     .58         $     .46          $      .18           $     .34
Diluted earnings per share          $     .57         $     .45          $      .18           $     .34
-------------------------------------------------------------------------------------------------------

                             THE CATO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operates its women's fashion specialty retail stores in 24 states, principally in the Southeast. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

FISCAL 2001                        RETAIL                  CREDIT                 TOTAL
---------------------------------------------------------------------------------------
Revenues                        $ 692,429                $ 13,229             $ 705,658
Depreciation                       10,821                      65                10,886
Interest expense                       38                      --                    38
Income before taxes                62,786                   3,500                66,286
Total assets                      263,909                  68,132               332,041
Capital expenditures               25,684                      --                25,684
---------------------------------------------------------------------------------------

FISCAL 2000                        RETAIL                  CREDIT                 TOTAL
---------------------------------------------------------------------------------------
Revenues                        $ 655,150                $ 13,985             $ 669,135
Depreciation                        9,426                      66                 9,492
Interest expense                       44                      --                    44
Income before taxes                55,278                   4,764                60,042
Total assets                      244,199                  66,543               310,742
Capital expenditures               27,195                      35                27,230
---------------------------------------------------------------------------------------

FISCAL 1999                        RETAIL                  CREDIT                 TOTAL
---------------------------------------------------------------------------------------
Revenues                        $ 592,855                $ 12,178             $ 605,033
Depreciation                        8,603                      36                 8,639
Interest expense                       23                      --                    23
Income before taxes                47,347                   4,628                51,975
Total assets                      224,501                  61,288               285,789
Capital expenditures               23,807                     157                23,964
---------------------------------------------------------------------------------------

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

13. COMMITMENTS AND CONTINGENCIES:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $1,379,000, $1,486,000 and $1,074,000 in fiscal 2001, 2000 and 1999, respectively The Company had no outstanding letters of credit relating to such claims at February 2, 2002 or at February 3, 2001. See Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

                                   SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                              Allowance         Reserve
                                                                for               for
                                                              Doubtful           Rental
                                                              Accounts(a)     Commitments(b)
                                                              -----------     --------------
                                                                      (In thousands)
Balance at January 30,1999                                     $ 4,201          $  1,926
     Additions charged to costs and expenses                     4,850               998
     Additions (Deductions) charged to other accounts              936  (d)           --
     Deductions                                                 (4,886) (c)       (1,153)
                                                               -------          --------
Balance at January 29, 2000                                      5,101             1,771
     Additions charged to costs and expenses                     5,292             1,710
     Additions (Deductions) charged to other accounts              878  (d)           --
     Deductions                                                 (5,849) (c)       (1,832)
                                                               -------          --------
Balance at February 3, 2001                                      5,422             1,649
     Additions charged to costs and expenses                     5,913               691
     Additions (Deductions) charged to other accounts            1,052  (d)           --
     Deductions                                                 (6,419) (c)       (1,263)
                                                               -------          --------
Balance at February 2, 2002                                    $ 5,968           $ 1,077
                                                               =======          ========

(a)      Deducted from trade accounts receivable.

(b) Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c)      Uncollectible accounts written off.

(d)      Recoveries of amounts previously written off.

                                 EXHIBIT INDEX

DESIGNATION OF
   EXHIBIT                                                                      PAGE
--------------                                                                  ----
21                   Subsidiaries of the Registrant ..........................   39

23                   Consent of Independent Auditors .........................   40

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Cato Corporation

By /s/ John P. Derham Cato                                                By /s/ Michael O. Moore
   -------------------------------------                                     ------------------------------------
   John P. Derham Cato                                                       Michael O. Moore
   President, Vice Chairman of the Board                                     Executive Vice President
   and Chief Executive Officer                                               Chief Financial Officer and Secretary

By /s/ Robert M. Sandler
   -------------------------------------
   Robert M. Sandler
   Senior Vice President
   Controller

Date: April 24, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Wayland H. Cato, Jr.                    /s/ Robert W. Bradshaw, Jr.
-------------------------------             ----------------------------------
      Wayland H. Cato, Jr.                        Robert W. Bradshaw, Jr.
           (Director)                                     (Director)

/s/ John P. Derham Cato                     /s/ George S. Currin
-------------------------------             ----------------------------------
      John P. Derham Cato                             George S. Currin
           (Director)                                     (Director)

/s/ Edgar T. Cato                           /s/ Grant L. Hamrick
-------------------------------             ----------------------------------
        Edgar T. Cato                                Grant L. Hamrick
         (Director)                                     (Director)

/s/ Howard A. Severson                      /s/ James H. Shaw
-------------------------------             ----------------------------------
      Howard A. Severson                               James H. Shaw
         (Director)                                      (Director)

/s/ Clarice Cato Goodyear                   /s/ A.F. (Pete) Sloan
-------------------------------             ----------------------------------
    Clarice Cato Goodyear                              A.F. (Pete) Sloan
         (Director)                                        (Director)

/s/ Thomas E. Cato
-------------------------------
        Thomas E. Cato
          (Director)