Form 10-Q
period 2002-05-04
CATO CORP
filed 2002-06-11
CIK 18255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   May 4, 2002
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                     0-3747
                       -----------------------------------------------

                     THE CATO CORPORATION AND SUBSIDIARIES
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        56-0484485
----------------------------                     ------------------------------
(State or other jurisdiction                            (I.R.S. Employer
      of incorporation)                                Identification No.)

            8100 Denmark Road, Charlotte, North Carolina 28273-5975
        ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (704) 554-8510
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of May 21, 2002, there were 19,460,363 shares of Class A common stock and 5,985,149 shares of Class B common stock outstanding.

                              THE CATO CORPORATION

                                   FORM 10-Q

                                  MAY 4, 2002


                               TABLE OF CONTENTS


                                                                                            Page
                                                                                             No.
                                                                                           -------

PART I - FINANCIAL INFORMATION (UNAUDITED)

             Condensed Consolidated Statements of Income                                         2
                  For the Three Months Ended May 4, 2002 and May 5, 2001

             Condensed Consolidated Balance Sheets                                               3
                  At May 4, 2002, May 5, 2001 and February 2, 2002

             Condensed Consolidated Statements of Cash Flows                                     4
                  For the Three Months Ended May 4, 2002 and May 5, 2001

             Notes to Condensed Consolidated Financial Statements                            5 - 7
                  For the Three Months Ended May 4, 2002 and May 5, 2001

             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             8 - 11

PART II - OTHER INFORMATION                                                                12 - 13

PART I  FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                 THREE MONTHS ENDED
                                                                           --------------------------------
                                                                             MAY 4,                May 5,
                                                                              2002                  2001
                                                                           (UNAUDITED)          (Unaudited)
                                                                           -----------          -----------
                                                                                (DOLLARS IN THOUSANDS,
                                                                                EXCEPT PER SHARE DATA)

REVENUES
    Retail sales                                                             $196,617            $180,347
    Other income (principally finance, late, and layaway charges)               5,024               5,383
                                                                             --------            --------
       Total revenues                                                         201,641             185,730
                                                                             --------            --------

COSTS AND EXPENSES
    Cost of goods sold                                                        124,460             116,391
    Selling, general and administrative                                        45,383              42,228
    Depreciation                                                                3,108               2,616
    Interest                                                                        7                  11
                                                                             --------            --------
       Total expenses                                                         172,958             161,246
                                                                             --------            --------


INCOME BEFORE INCOME TAXES                                                     28,683              24,484

Income tax expense                                                             10,383               8,569
                                                                             --------            --------

NET INCOME                                                                   $ 18,300            $ 15,915
                                                                             ========            ========

BASIC EARNINGS PER SHARE                                                     $    .72            $    .63
                                                                             ========            ========

DILUTED EARNINGS PER SHARE                                                   $    .71            $    .61
                                                                             ========            ========

DIVIDENDS PER SHARE                                                          $   .135            $   .125
                                                                             ========            ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     MAY 4,               May 5,            February 2,
                                                                      2002                 2001                2002
                                                                   (UNAUDITED)          (Unaudited)
                                                                   -----------          -----------         -----------
                                                                                   (DOLLARS IN THOUSANDS)

ASSETS
Current Assets
    Cash and cash equivalents                                        $  68,392           $  38,622           $  41,772
    Short-term investments                                              40,071              61,232              42,923
    Accounts receivable - net                                           51,614              46,373              52,293
    Merchandise inventories                                             92,578              93,506              80,407
    Deferred income taxes                                                  969               1,746                 777
    Prepaid expenses                                                     5,587               5,112               5,036
                                                                     ---------           ---------           ---------
       Total Current Assets                                            259,211             246,591             223,208
Property and equipment - net                                           102,903              88,204             100,137
Other assets                                                             9,158               9,115               8,696
                                                                     ---------           ---------           ---------
             Total                                                   $ 371,272           $ 343,910           $ 332,041
                                                                     =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                 $  70,785           $  76,695           $  57,495
    Accrued expenses                                                    25,146              24,684              25,260
    Income taxes                                                        11,083              11,219                 820
                                                                     ---------           ---------           ---------
       Total Current Liabilities                                       107,014             112,598              83,575
Deferred income taxes                                                    5,177               5,386               5,177
Other noncurrent liabilities                                             8,365               7,515               8,591
Shareholders' Equity:
    Preferred stock, $100 par value per share, 100,000
       shares authorized, none issued                                       --                  --                  --
    Class A common stock, $.033 par value per share,
       50,000,000 shares authorized; issued 25,135,542
       shares, 24,892,623 shares and 25,011,732 shares
       at May 4, 2002, May 5, 2001, and February 2, 2002,
       respectively                                                        838                 829                 833
    Convertible Class B common stock, $.033 par value per
       share, 15,000,000 shares authorized; issued
       5,985,149 shares, 5,364,317 shares and 5,812,649
       shares at May 4, 2002, May 5, 2001 and February 2,
       2002, respectively                                                  199                 179                 194
Additional paid-in capital                                              89,444              78,902              86,948
Retained earnings                                                      219,853             188,006             204,961
Accumulated other comprehensive losses                                    (876)             (1,193)               (567)
Unearned compensation - restricted stock awards                           (320)               (615)               (394)
                                                                     ---------           ---------           ---------
                                                                       309,138             266,108             291,975
Less Class A common stock in treasury, at cost (5,675,179
    shares at May 4, 2002, 5,021,648 shares at May 5, 2001,
    and 5,626,498 shares at February 2, 2002, respectively)            (58,422)            (47,697)            (57,277)
                                                                     ---------           ---------           ---------
       Total Shareholders' Equity                                      250,716             218,411             234,698
                                                                     ---------           ---------           ---------
          Total                                                      $ 371,272           $ 343,910           $ 332,041
                                                                     =========           =========           =========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          THREE MONTHS ENDED
                                                                                   ---------------------------------
                                                                                     MAY 4,                May 5,
                                                                                      2002                  2001
                                                                                   (UNAUDITED)           (Unaudited)
                                                                                   -----------           -----------
                                                                                         (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES

    Net income                                                                       $ 18,300             $ 15,915

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                     3,108                2,616
       Amortization of investment premiums                                                 29                   45
       Compensation expense related to restricted stock awards                             74                   73
       Loss on disposal of property and equipment                                         187                   57
       Changes in operating assets and liabilities which
          provided (used) cash:
          Accounts receivable                                                             679                  599
          Merchandise inventories                                                     (12,171)             (14,345)
          Other assets                                                                 (1,013)                (128)
          Accrued income taxes                                                         10,263                5,513
          Accounts payable and other liabilities                                       12,758               16,834
                                                                                     --------             --------

    Net cash provided by operating activities                                          32,214               27,179
                                                                                     --------             --------


INVESTING ACTIVITIES

    Expenditures for property and equipment                                            (6,061)              (5,058)
    Purchases of short-term investments                                                  (645)              (5,971)
    Sales of short-term investments                                                     3,159                2,296
                                                                                     --------             --------

    Net cash used in investing activities                                              (3,547)              (8,733)
                                                                                     --------             --------


FINANCING ACTIVITIES

    Dividends paid                                                                     (3,408)              (3,184)
    Purchases of treasury stock                                                            --               (3,975)
    Proceeds from employee stock purchase plan                                            247                  199
    Proceeds from stock options exercised                                               1,114                1,935
                                                                                     --------             --------

    Net cash used in financing activities                                              (2,047)              (5,025)
                                                                                     --------             --------

    Net increase in cash and cash equivalents                                          26,620               13,421

    Cash and cash equivalents at beginning of period                                   41,772               25,201
                                                                                     --------             --------

    Cash and cash equivalents at end of period                                       $ 68,392             $ 38,622
                                                                                     ========             ========


See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 4, 2002 AND MAY 5, 2001
-------------------------------------------------------------------------------


NOTE 1 - GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown as of and for the periods ended May 4, 2002 and May 5, 2001 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

The Company's short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the quarters ended May 4, 2002 and May 5, 2001 was $17,991,000 and $15,606,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the first quarter of fiscal 2002, the Company accepted 48,681 mature shares of Class A common stock in an option transaction for $1,145,000, or an average price of $23.52 per share. In the first quarter of fiscal 2001, the Company repurchased 262,500 shares of Class A common stock for $3,974,000, or an average price of $15.14 per share.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

The provisions for income taxes are based on the Company's estimated annual effective tax rate.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 4, 2002 AND MAY 5, 2001
-------------------------------------------------------------------------------


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted SFAS No. 142 on February 3, 2002, and the adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company adopted SFAS No. 144 on February 3, 2002, and the adoption of this statement had no material impact on the Company's consolidated results of operations and financial position.

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


                                                      THREE MONTHS ENDED
                                               --------------------------------
                                                 MAY 4,                May 5,
                                                  2002                  2001
                                               ----------            ----------

Weighted-average shares outstanding            25,279,022            25,286,456
Dilutive effect of stock options                  589,567               634,217
                                               ----------            ----------
Weighted-average shares and
    equivalents outstanding                    25,868,589            25,920,673
                                               ==========            ==========

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 4, 2002 AND MAY 5, 2001
-------------------------------------------------------------------------------


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended May 4, 2002 and May 5, 2001 were $119,000 and $3,481,000, respectively.

NOTE 5 - FINANCING ARRANGEMENTS:

At May 4, 2002, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the three months ended May 4, 2002 or the fiscal year ended February 2, 2002.

NOTE 6 - REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):


                                            THREE MONTHS ENDED
                                       ----------------------------
                                        MAY 4,              May 5,
                                         2002                2001
                                       --------            --------

Revenues:
   Retail                              $198,314            $182,384
   Credit                                 3,327               3,346
                                       --------            --------
          Total                        $201,641            $185,730
                                       ========            ========

Income before income taxes:
   Retail                              $ 27,435            $ 23,574
   Credit                                 1,248                 910
                                       --------            --------
           Total                       $ 28,683            $ 24,484
                                       ========            ========

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total retail sales:


                                                  THREE MONTHS ENDED
                                               -----------------------
                                               MAY 4,           May 5,
                                                2002            2001
                                               ------           ------

Total retail sales                             100.0%           100.0%
Total revenues                                 102.6            103.0
Cost of goods sold                              63.3             64.5
Selling, general and administrative             23.1             23.4
Income before income taxes                      14.6             13.6
Net income                                       9.3              8.8

COMPARISON OF FIRST QUARTER OF 2002 WITH 2001.

Total retail sales for the first quarter were $196.6 million, an increase of 9% over sales of $180.3 million for the first quarter last year. Same-store sales increased 2% in this year's first quarter. The increase in retail sales for the first quarter resulted from the Company's continued everyday low price strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 949 stores at May 4, 2002 compared to 872 stores at the end of last year's first quarter.

Other income for the first quarter of 2002 decreased 7%, over the prior year's comparable periods. The decrease in the current year resulted primarily from decreased late charge fee income on the Company's customer accounts receivable and decreased earnings from interest income from investments.

Cost of goods sold were 63.3% of total retail sales for the current year's first quarter, compared to 64.5% for last year's first three months. The decrease in cost of goods sold as a percent of retail sales resulted from strong sell-through of regular priced goods, improved purchasing programs and tightly managed inventory in the first quarter.

Selling, general and administrative (SG&A) expenses were $45.4 million, or 23.1% of retail sales, for this year's first quarter compared to $42.2 million, or 23.4% of retail sales, in last year's first quarter. SG&A expenses as a percentage of retail sales declined 30 basis points. The overall increase in SG&A expenses resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company's store development activities.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company's financial statements include the allowance for doubtful accounts receivable, reserves relating to workers' compensation, general and auto insurance liabilities and reserves for inventory markdowns. Historically, actual results have not significantly deviated from those determined using the estimates described above.


LIQUIDITY AND CAPITAL RESOURCES

At May 4, 2002, the Company had working capital of $152.2 million, compared to $134.0 million at May 5, 2001 and $139.6 million at February 2, 2002. Cash provided by operating activities was $32.2 million for the three months ended May 4, 2002, compared to $27.2 million for last year's comparable three month period. The increase in net cash provided by operating activities resulted primarily from an increase in net income, accrued income taxes and a smaller increase in inventories than in the prior year offset by the change in other assets and accounts payable and other liabilities. At May 4, 2002, the Company had cash, cash equivalents, and short-term investments of $108.5 million, compared to $99.9 million at May 5, 2001 and $84.7 million at February 2, 2002.

Net cash used in investing activities totaled $3.5 million for the first three months of 2002 compared to $8.7 million for the comparable period of 2001. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. The decrease in cash used was primarily related to a decrease in the purchase of short-term investments in fiscal 2002 as compared to fiscal 2001.

Expenditures for property and equipment totaled $6.1 million for the three months ended May 4, 2002, compared to $5.1 million of expenditures in last year's first three months. The Company expects total capital expenditures to be approximately $29 million for the current fiscal year. The Company intends to open approximately 90 new stores, close 10 stores and to relocate 20 stores during the current fiscal year. For the three months ended May 4, 2002, the Company had opened 12 new stores and relocated 7 stores.

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in financing activities totaled $2.0 million for the first three months of 2002 compared to $5.0 million for the comparable period of 2001. The decrease was due primarily to a reduction in its share buyback program and an increase in stock options exercised, which were partially offset by an increase in dividends paid in fiscal 2002 as compared to fiscal 2001.

At May 4, 2002, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the three months ended May 4, 2002, or the fiscal year ended February 2, 2002.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

The Company does not use derivative financial instruments. At May 4, 2002, May 5, 2001, and February 2, 2002, the Company's investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive losses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company's proposed capital expenditures and other operating requirements during fiscal 2002.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted SFAS No. 142 on February 3, 2002, and the adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB

THE CATO CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company adopted SFAS No. 144 on February 3, 2002, and the adoption of this statement had no material impact on the Company's consolidated results of operations and financial position.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Company has begun the process of listing its Class A common stock on the New York Stock Exchange. The Company's stock begins trading on the New York Stock Exchange on Thursday, June 13, 2002 under the symbol "CTR". As of June 13, 2002, the Company's shares will no longer trade on Nasdaq.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      None

         (B) No Reports on Form 8-K were filed during the quarter ended May 4, 2002.

THE CATO CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE CATO CORPORATION


    June 11, 2002                        /s/ John P. Derham Cato
----------------------                   -------------------------------------
       Date                              John P. Derham Cato
                                         President, Vice Chairman of the Board
                                         and Chief Executive Officer


    June 11, 2002                        /s/ Michael O. Moore
----------------------                   -------------------------------------
       Date                              Michael O. Moore
                                         Executive Vice President
                                         Chief Financial Officer and Secretary


     June 11, 2002                       /s/ Robert M. Sandler
----------------------                   -------------------------------------
       Date                              Robert M. Sandler
                                         Senior Vice President
                                         Controller