Form 10-Q
period 2002-08-03
CATO CORP
filed 2002-09-03
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	August 3, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________

Commission file number	0-3747

THE CATO CORPORATION AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Delaware	56-0484485

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

8100 Denmark Road, Charlotte, North Carolina 28273-5975

(Address of principal executive offices)
(Zip Code)

(704) 554-8510

(Registrant’s telephone number, including area code)

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

Yes   X            No

As of August 20, 2002, there were 19,419,703 shares of Class A Common Stock and 6,085,149 shares of Class B Common Stock outstanding.

THE CATO CORPORATION

FORM 10-Q

August 3, 2002

Table of Contents

Page
No.

PART I — FINANCIAL INFORMATION (UNAUDITED)

Condensed Consolidated Statements of Income	2
For the Three Months and Six Months Ended August 3, 2002 and August 4, 2001

Condensed Consolidated Balance Sheets	3
At August 3, 2002, August 4, 2001 and February 2, 2002

Condensed Consolidated Statements of Cash Flows	4
For the Six Months Ended August 3, 2002 and August 4, 2001

Notes to Condensed Consolidated Financial Statements	5–8
For the Three Months and Six Months Ended August 3, 2002 and August 4, 2001

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

PART II — OTHER INFORMATION	13-16

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$186,900	$172,444	$383,517	$352,792
Other income (principally finance, late, and layaway charges)	5,488	4,957	10,512	10,340

Total revenues	192,388	177,401	394,029	363,132

COSTS AND EXPENSES
Cost of goods sold	124,838	118,093	249,298	234,484
Selling, general and administrative	45,077	39,898	90,460	82,126
Depreciation	3,254	2,534	6,362	5,150
Interest	6	10	13	21

Total expenses	173,175	160,535	346,133	321,781

INCOME BEFORE INCOME TAXES	19,213	16,866	47,896	41,351

Income tax expense	6,955	5,903	17,338	14,473

NET INCOME	$12,258	$10,963	$30,558	$26,878

BASIC EARNINGS PER SHARE	$.48	$.43	$1.20	$1.06

DILUTED EARNINGS PER SHARE	$.47	$.42	$1.18	$1.03

DIVIDENDS PER SHARE	$.15	$.135	$.285	$.26

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 3,	August 4,	February 2,
	2002	2001	2002
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$73,517	$21,990	$41,772
Short-term investments	37,474	66,553	42,923
Accounts receivable — net	51,973	46,489	52,293
Merchandise inventories	86,372	77,496	80,407
Deferred income taxes	983	1,554	777
Prepaid expenses	4,875	4,633	5,036

Total Current Assets	255,194	218,715	223,208
Property and equipment — net	107,666	92,436	100,137
Other assets	9,128	9,084	8,696

Total	$371,988	$320,235	$332,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,660	$53,121	$57,495
Accrued expenses	29,505	23,005	25,260
Income taxes payable	7,921	6,530	820

Total Current Liabilities	100,086	82,656	83,575
Deferred income taxes	5,177	5,386	5,177
Other noncurrent liabilities	8,343	7,447	8,591
Shareholders’ Equity
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 25,156,782 shares, 24,880,750 shares and 25,011,732 shares at August 3, 2002, August 4, 2001, and February 2, 2002, respectively	839	830	833
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued and outstanding 6,085,149 shares, 5,563,483 shares and 5,812,649 shares at August 3, 2002, August 4, 2001 and February 2, 2002, respectively	202	186	194
Additional paid-in capital	92,355	80,392	86,948
Retained earnings	228,288	195,550	204,961
Accumulated other comprehensive losses	(901)	(837)	(567)
Unearned compensation – restricted stock awards	(2,863)	(541)	(394)

	317,920	275,580	291,975
Less Class A common stock in treasury, at cost (5,737,079 shares at August 3, 2002, 5,220,719 shares at August 4, 2001, and 5,626,498 shares at February 2, 2002)	(59,538)	(50,834)	(57,277)

Total Shareholders’ Equity	258,382	224,746	234,698

Total	$371,988	$320,235	$332,041

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended

	August 3,	August 4,
	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$30,558	$26,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,362	5,150
Amortization of investment premiums	48	84
Compensation expense related to restricted stock awards	261	148
Loss on disposal of property and equipment	283	152
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	320	483
Merchandise inventories	(5,965)	1,665
Other assets	(271)	382
Accrued income taxes	7,101	824
Accounts payable and other liabilities	8,956	(8,295)

Net cash provided by operating activities	47,653	27,471

INVESTING ACTIVITIES
Expenditures for property and equipment	(14,174)	(11,919)
Purchases of short-term investments	(234)	(25,163)
Sales of short-term investments	5,300	16,484

Net cash used in investing activities	(9,108)	(20,598)

FINANCING ACTIVITIES
Dividends paid	(7,230)	(6,603)
Purchases of treasury stock	(1,116)	(7,111)
Proceeds from employee stock purchase plan	263	211
Proceeds from stock options exercised	1,283	3,419

Net cash used in financing activities	(6,800)	(10,084)

Net increase (decrease) in cash and cash equivalents	31,745	(3,211)

Cash and cash equivalents at beginning of period	41,772	25,201

Cash and cash equivalents at end of period	$73,517	$21,990

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2002
AND AUGUST 4, 2001

NOTE 1 — GENERAL:

The consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown as of August 3, 2002 and August 4, 2001 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the financial statements and notes thereto, included in the Company’s Annual Report in Form 10-K for the fiscal year ended February 2, 2002.

The Company’s short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income.

Total comprehensive income for the second quarter and six months ended August 3, 2002 was $12,234,000 and $30,224,000, respectively. Total comprehensive income for the second quarter and six months ended August 4, 2001 was $11,319,000 and $26,925,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the second quarter of fiscal 2002, the Company repurchased 61,900 shares of Class A common stock for a total of $1,115,764, or an average price of $18.03 per share. Additionally, in the first quarter of 2002, the Company accepted 48,681 mature shares of Class A common stock from an officer in an option transaction for $1,144,500, or an average price of $23.51 per share. For the six months ended August 3, 2002, the Company repurchased and accepted a combined total of 110,581 shares of Class A common stock for $2,260,264, or an average price of $20.44 per share. For the six months ended August 4, 2001, the Company repurchased 452,500 shares of Class A common stock for a total of $6,938,925, or an average price of $15.33 per share and accepted 9,071 mature shares of Class A common stock from an officer in an option transaction for $171,669, or an average price of $18.93 per share, for a combined total of 461,571 shares of Class A common stock for $7,110,594, or an average price of $15.41 per share.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

The provisions for income taxes are based on the Company’s estimated annual effective tax rate. As allowed by SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes are calculated annually.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2002
AND AUGUST 4, 2001

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted SFAS No. 142 on February 3, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position, as the Company had no indefinite lived intangible assets.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company adopted SFAS No. 144 on February 3, 2002, and the adoption of this statement had no material impact on the Company’s consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The Company does not believe that this statement will have a material impact on its financial position or its results of operations.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2002
AND AUGUST 4, 2001

NOTE 3 — EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average shares outstanding is used in the basic earnings per share calculation, while the weighted-average shares and common stock equivalents outstanding is used in the diluted earnings per share calculation.

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Weighted-average shares outstanding	25,516,138	25,338,372	25,397,580	25,312,414
Dilutive effect of stock options	503,984	669,707	550,970	674,021

Weighted-average shares and common stock equivalents outstanding	26,020,122	26,008,079	25,948,550	25,986,435

NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended August 3, 2002 and August 4, 2001 were $10,364,500 and $14,119,000, respectively.

NOTE 5 — FINANCING ARRANGEMENTS:

At August 3, 2002, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the periods ended August 3, 2002, August 4, 2001 or the fiscal year ended February 2, 2002.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2002
AND AUGUST 4, 2001

NOTE 6 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Revenues:
Retail	$188,969	$174,089	$387,283	$356,474
Credit	3,419	3,312	6,746	6,658

Total	$192,388	$177,401	$394,029	$363,132

Income before income taxes:
Retail	$17,808	$15,958	$45,243	$39,533
Credit	1,405	908	2,653	1,818

Total	$19,213	$16,866	$47,896	$41,351

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	102.9	102.9	102.7	102.9
Cost of goods sold	66.8	68.5	65.0	66.5
Selling, general and administrative	24.1	23.1	23.6	23.3
Income before income taxes	10.3	9.8	12.5	11.7
Net income	6.6	6.4	8.0	7.6

Comparison of Second Quarter and First Six Months of 2002 with 2001.

Total retail sales for the second quarter were $186.9 million compared to last year’s second quarter sales of $172.4 million, an 8% increase. Same-store sales increased 1% in the second quarter. For the six months ended August 3, 2002, total retail sales were $383.5 million compared to last year’s first six months sales of $352.8 million, a 9% increase, and same-store sales increased 2% for the comparable six month period. The increase in retail sales for the first six months of 2002 resulted from the Company’s continued everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 972 stores at August 3, 2002 compared to 895 stores at the end of last year’s second quarter.

Other income for the second quarter and first six months of 2002 increased 11% and 2%, respectively, over the prior year’s comparable periods. The increase in the current year resulted primarily from increased finance and late charge income on the Company’s customer accounts receivable and layaway fees.

Cost of goods sold were 66.8% and 65.0% of total retail sales for the second quarter and first six months of 2002, respectively, compared to 68.5% and 66.5% for last year’s comparable three and six month periods. The decrease in cost of goods sold as a percent of retail sales for the first six months of 2002 resulted primarily from improved procurement, maintaining timely and aggressive markdowns, strong sell-through of regular priced goods and tightly managed inventory.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — CONTINUED

Selling, general and administrative (SG&A) expenses were $45.1 million and $90.5 million for the second quarter and first six months of this year, compared to $39.9 million and $82.1 million for last year’s comparable three and six month periods, respectively. SG&A expenses as a percentage of retail sales increased 100 basis points for the second quarter of 2002 and 30 basis points for the first six months of 2002, as compared to the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effect cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results may differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities and reserves for inventory markdowns. Historically, actual results have not significantly deviated from those determined using the estimates described above.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The company adopted SFAS No. 142 on February 3, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position, as the Company had no indefinite lived intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company adopted SFAS No. 144 on February 3, 2002, and the adoption of this statement had no material impact on the Company’s consolidated results of operations and financial position.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES – CONTINUED

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The Company does not believe that this statement will have a material impact on its financial position or its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At August 3, 2002, the Company had working capital of $155.1 million, compared to $136.1 million at August 4, 2001 and $139.6 million at February 2, 2002. Cash provided by operating activities was $47.7 million for the six months ended August 3, 2002, compared to $27.5 million for last year’s comparable six month period. The increase in net cash provided by operating activities results primarily from an increase in net income, accrued taxes and accounts payable and other liabilities offset by an increase in inventories and other assets. At August 3, 2002, the Company had cash, cash equivalents, and short-term investments of $111.0 million, compared to $88.5 million at August 4, 2001 and $84.7 million at February 2, 2002.

Net cash used in investing activities totaled $9.1 million for the first six months of 2002 compared to $20.6 million for the comparable period of 2001. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. Additionally, the decrease in cash used was in part related to a decrease in the purchase of short-term investments offset by a decrease in the sale of short-term investments in fiscal 2002 as compared to fiscal 2001.

Expenditures for property, equipment and investments in technology totaled $14.2 million for the six months ended August 3, 2002, compared to $11.9 million of expenditures in last year’s first six months. The Company expects total capital expenditures to be approximately $31 million for the current fiscal year. The Company intends to open approximately 90 new stores, close 10 stores and to relocate 20 stores during the current fiscal year. For the six months ended August 3, 2002, the Company opened 35 new stores, relocated 12 stores and closed no stores.

Net cash used in financing activities totaled $6.8 million for the first six months of 2002 compared to $10.1 million for the comparable period of 2001. The decrease was due primarily to a reduction in its share buyback program offset partially by a decrease in proceeds from stock options exercised and an increase in dividends paid in fiscal 2002 as compared to fiscal 2001.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES — CONTINUED

At August 3, 2002, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until July 2003. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the periods ended August 3, 2002, August 4, 2001 or the fiscal year ended February 2, 2002.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

The Company does not use derivative financial instruments. At August 3, 2002, August 4, 2001 and February 2, 2002, the Company’s investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive losses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements during fiscal 2002.

Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Form 10-Q and located elsewhere herein regarding the Company’s financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Following are the results of the matters voted upon at the Company’s Annual Meeting which was held on May 23, 2002.

Election of Directors:

Mr. Wayland H. Cato, Jr.	-	For 75,367,950	;	Abstaining 221,133
Mr. Edgar T. Cato	-	For 75,346,650	;	Abstaining 242,443
Mr. Robert W. Bradshaw, Jr.	-	For 75,367,400	;	Abstaining 221,683
Mr. Grant L. Hamrick	-	For 75,409,017	;	Abstaining 180,066
Mr. Michael O. Moore	-	For 74,247,468	;	Abstaining 1,341,615

Ratification of Deloitte & Touche LLP as Independent Auditors

For	75,314,606	;	Abstaining	386	;	Against	274,091

ITEM 5. OTHER INFORMATION

     The Company’s stock began trading on the New York Stock Exchange on Thursday, June 13, 2002 under the symbol “CTR”. The Company’s stock previously traded on the NASDAQ National Market System.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 99.1 — Certificate of Principal Executive Officer.
Exhibit 99.2 — Certificate of Principal Financial Officer.

(B)	No Reports on Form 8-K were filed during the quarter ended August 3, 2002.

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

September 3, 2002	/s/ John P. Derham Cato

Date	John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

September 3, 2002	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

September 3, 2002	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller