Form 10-Q
period 2002-11-02
CATO CORP
filed 2002-12-12
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 2, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number	0-3747

THE CATO CORPORATION AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Delaware	56-0484485

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Yes   X         No

As of November 19, 2002, there were 19,447,557 shares of Class A Common Stock and 6,085,149 shares of Class B Common Stock outstanding.

THE CATO CORPORATION

FORM 10-Q

November 2, 2002

Table of Contents

Page
No.

PART I — FINANCIAL INFORMATION (UNAUDITED)

Condensed Consolidated Statements of Income	2
For the Three Months and Nine Months Ended November 2, 2002 and November 3, 2001

Condensed Consolidated Balance Sheets	3
At November 2, 2002, November 3, 2001 and February 2, 2002

Condensed Consolidated Statements of Cash Flows	4
For the Nine Months Ended November 2, 2002 and November 3, 2001

Notes to Condensed Consolidated Financial Statements	5–8
For the Three Months and Nine Months Ended November 2, 2002 and November 3, 2001

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–12

Control Procedures	13

PART II — OTHER INFORMATION	14-18

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$158,217	$147,619	$541,734	$500,410
Other income (principally finance, late, and layaway charges)	5,158	5,250	15,670	15,591

Total revenues	163,375	152,869	557,404	516,001

COSTS AND EXPENSES
Cost of goods sold	110,188	101,743	360,503	336,227
Selling, general and administrative	40,533	40,593	129,976	122,720
Depreciation	4,143	2,779	10,505	7,927
Interest	4	8	17	30

Total expenses	154,868	145,123	501,001	466,904

INCOME BEFORE INCOME TAXES	8,507	7,746	56,403	49,097

Income tax expense	3,080	2,711	20,418	17,184

NET INCOME	$5,427	$5,035	$35,985	$31,913

BASIC EARNINGS PER SHARE	$.21	$.20	$1.41	$1.26

DILUTED EARNINGS PER SHARE	$.21	$.20	$1.39	$1.23

DIVIDENDS PER SHARE	$.15	$.135	$.435	$.395

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2,	November 3,	February 2,
	2002	2001	2002
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$49,528	$5,710	$41,772
Short-term investments	54,627	71,639	42,923
Accounts receivable — net	52,303	50,593	52,293
Merchandise inventories	104,775	97,972	80,407
Deferred income taxes	1,069	1,168	777
Prepaid expenses	5,020	5,134	5,036

Total Current Assets	267,322	232,216	223,208
Property and equipment — net	111,351	96,127	100,137
Other assets	9,144	8,693	8,696

Total	$387,817	$337,036	$332,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$77,240	$68,571	$57,495
Accrued expenses	30,584	29,041	25,260
Income taxes payable	6,011	3,591	820

Total Current Liabilities	113,835	101,203	83,575
Deferred income taxes	5,177	5,386	5,177
Other noncurrent liabilities	8,412	7,648	8,591
Shareholders’ Equity
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 25,188,736 shares, 24,913,749 shares and 25,011,732 shares at November 2, 2002, November 3, 2001, and February 2, 2002, respectively	840	830	833
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued and outstanding 6,085,149 shares, 5,573,483 shares and 5,812,649 shares at November 2, 2002, November 3, 2001, and February 2, 2002, respectively	202	186	194
Additional paid-in capital	92,743	80,818	86,948
Retained earnings	229,889	197,177	204,961
Accumulated other comprehensive losses	(1,053)	(120)	(567)
Unearned compensation – restricted stock awards	(2,619)	(468)	(394)

	320,002	278,423	291,975
Less Class A common stock in treasury, at cost (5,741,179 shares at November 2, 2002, 5,542,969 shares at November 3, 2001, and 5,626,498 shares at February 2, 2002)	(59,609)	(55,624)	(57,277)

Total Shareholders’ Equity	260,393	222,799	234,698

Total	$387,817	$337,036	$332,041

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended

	November 2,	November 3,
	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$35,985	$31,913

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,505	7,927
Amortization of investment premiums	64	125
Compensation expense related to restricted stock awards	506	221
Loss on disposal of property and equipment	406	331
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(9)	(3,621)
Merchandise inventories	(24,368)	(18,811)
Other assets	(432)	272
Accrued income taxes	5,191	(2,115)
Accounts payable and other liabilities	24,598	13,778

Net cash provided by operating activities	52,446	30,020

INVESTING ACTIVITIES

Expenditures for property and equipment	(22,125)	(18,566)
Purchases of short-term investments	(25,520)	(35,181)
Sales of short-term investments	13,265	22,092

Net cash used in investing activities	(34,380)	(31,655)

FINANCING ACTIVITIES

Dividends paid	(11,057)	(10,011)
Purchases of treasury stock	(1,187)	(11,901)
Proceeds from employee stock purchase plan	496	431
Proceeds from stock options exercised	1,438	3,625

Net cash used in financing activities	(10,310)	(17,856)

Net increase (decrease) in cash and cash equivalents	7,756	(19,491)

Cash and cash equivalents at beginning of period	41,772	25,201

Cash and cash equivalents at end of period	$49,528	$5,710

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2002
AND NOVEMBER 3, 2001

NOTE 1 — GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown as of November 2, 2002 and November 3, 2001 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report in Form 10-K for the fiscal year ended February 2, 2002.

The Company’s short-term investments are classified as available-for-sale securities, and therefore, are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of other comprehensive income within Shareholders’ Equity.

Total comprehensive income for the third quarter and nine months ended November 2, 2002 was $5,275,000 and $35,499,000, respectively. Total comprehensive income for the third quarter and nine months ended November 3, 2001 was $5,752,000 and $32,677,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the third quarter of fiscal 2002, the Company repurchased 4,100 shares of Class A common stock for a total of $70,923, or an average market price of $17.30 per share. For the nine months ended November 2, 2002, the Company repurchased 66,000 shares of Class A common stock for a total of $1,186,687, or an average market price of $17.98 per share and accepted 48,681 mature shares of Class A common stock from an officer for payment of an option exercise for $1,144,500, or $23.51 per share, the average fair market value on the date of the exchange. For the nine months ended November 2, 2002, the Company repurchased and accepted a combined total of 114,681 shares of Class A common stock for $2,331,187, or an average market price of $20.33 per share. For the nine months ended November 3, 2001, the Company repurchased 774,750 shares of Class A common stock for a total of $11,729,439, or an average market price of $15.14 per share and accepted 9,071 mature shares of Class A common stock from an officer for payment of an option exercise for $171,669, or $18.93 per share, the average fair market value on the date of the exchange, for a combined total of 783,821 shares of Class A common stock for $11,901,108, or an average market price of $15.18 per share.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2002
AND NOVEMBER 3, 2001

NOTE 1 – GENERAL (CONTINUED):

The provisions for income taxes are based on the Company’s estimated annual effective tax rate. As allowed by SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes are calculated annually.

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2002
AND NOVEMBER 3, 2001

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

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Weighted-average shares outstanding	25,516,334	25,109,834	25,437,165	25,244,887

Dilutive effect of stock options	376,203	564,935	498,484	640,914

Weighted-average shares and common stock equivalents outstanding	25,892,537	25,674,769	25,935,649	25,885,801

NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended November 2, 2002 and November 3, 2001 were $15,231,400 and $19,794,000, respectively.

NOTE 5 — FINANCING ARRANGEMENTS:

At November 2, 2002, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35,000,000. The revolving credit agreement is committed until October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the periods ended November 2, 2002, November 3, 2001 or the fiscal year ended February 2, 2002.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2002
AND NOVEMBER 3, 2001

NOTE 6 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Revenues:
Retail	$159,879	$149,633	$547,162	$506,107
Credit	3,496	3,236	10,242	9,894

Total	$163,375	$152,869	$557,404	$516,001

Income before income taxes:
Retail	$7,079	$6,826	$52,322	$46,359
Credit	1,428	920	4,081	2,738

Total	$8,507	$7,746	$56,403	$49,097

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	103.3	103.5	102.9	103.1
Cost of goods sold	69.7	68.9	66.6	67.2
Selling, general and administrative	25.6	27.5	24.0	24.5
Income before income taxes	5.4	5.2	10.4	9.8
Net income	3.4	3.4	6.6	6.4

Comparison of Third Quarter and First Nine Months of 2002 with 2001.

Total retail sales for the third quarter were $158.2 million compared to last year’s third quarter sales of $147.6 million, a 7% increase. Same-store sales for the quarter were flat to last year. For the nine months ended November 2, 2002, total retail sales were $541.7 million compared to last year’s first nine months sales of $500.4 million, an 8% increase, and same-store sales increased 1% for the comparable nine month period. The increase in retail sales for the first nine months of 2002 resulted from the Company’s continued everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. The Company operated 992 stores at November 2, 2002 compared to 917 stores at the end of last year’s third quarter.

Other income for the third quarter of 2002 decreased 2% over the prior year’s comparable period. The decrease in the third quarter resulted primarily from lower earnings on cash and cash equivalents and short-term investments. Other income for the first nine months of 2002 was flat to the prior year’s comparable period as increases in finance fees and layaway charges were offset by lower earnings on cash and cash equivalents and short-term investments.

Cost of goods sold was 69.7% and 66.6% of total retail sales for the third quarter and first nine months of 2002, respectively, compared to 68.9% and 67.2% for last year’s comparable three and nine month periods. The increase in cost of goods sold as a percent of retail sales for the third quarter of 2002 resulted primarily from accelerated markdowns taken during the implementation of the new enterprise-wide information system for merchandising, distribution and finance. The decrease in cost of goods sold as a percent of retail sales for the first nine months of 2002 resulted primarily from improved procurement, maintaining timely and aggressive markdowns, strong sell through of regular priced goods and tightly managed inventory.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — CONTINUED

Selling, general and administrative (SG&A) expenses were $40.5 million and $130.0 million for the third quarter and first nine months of this year, compared to $40.6 million and $122.7 million for last year’s comparable three and nine month periods, respectively. SG&A expenses as a percentage of retail sales decreased 190 basis points for the third quarter of 2002 and 50 basis points for the first nine months of 2002, as compared to the prior year due to tightly controlled expenses. Selling, general and administrative (SG&A) expenses were flat for the third quarter, while the overall increase in SG&A for the nine months resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effect cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results may differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities and reserves for inventory markdowns and shrinkage. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES – CONTINUED

The Company adopted SFAS No. 144 on February 3, 2002 and the adoption of this statement had no material impact on the Company’s consolidated results of operations and financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

At November 2, 2002, the Company had working capital of $153.5 million, compared to $131.0 million at November 3, 2001 and $139.6 million at February 2, 2002. Cash provided by operating activities was $52.4 million for the nine months ended November 2, 2002, compared to $30.0 million for last year’s comparable nine month period. The increase in net cash provided by operating activities results primarily from an increase in net income, timing of payments of income taxes and accounts payable and an increase in other liabilities partially offset by an increase in inventories and other assets. At November 2, 2002, the Company had cash, cash equivalents, and short-term investments of $104.2 million, compared to $77.3 million at November 3, 2001 and $84.7 million at February 2, 2002.

Net cash used in investing activities totaled $34.4 million for the first nine months of 2002 compared to $31.7 million for the comparable period of 2001. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in new technology for an enterprise-wide information system for merchandising, distribution and finance. Additionally, the increase in cash used was in part related to an increase in capital expenditures and a decrease in the purchase of short-term investments offset by a decrease in the sale of short-term investments in fiscal 2002 as compared to fiscal 2001.

Expenditures for property, equipment and investments in technology totaled $22.1 million for the nine months ended November 2, 2002, compared to $18.6 million of expenditures in last year’s first nine months. The Company expects total capital expenditures to be approximately $29 million for the current fiscal year. The Company intends to open approximately 90 new stores, close 5 stores and to relocate 23 stores during the current fiscal year. For the nine months ended November 2, 2002, the Company opened 56 new stores, relocated 20 stores and closed one store.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES — CONTINUED

Net cash used in financing activities totaled $10.3 million for the first nine months of 2002 compared to $17.9 million for the comparable period of 2001. The decrease was due primarily to a reduction in its share buyback program offset partially by a decrease in proceeds from stock options exercised and an increase in dividends paid in fiscal 2002 as compared to fiscal 2001.

At November 2, 2002, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35,000,000. The revolving credit agreement is committed until October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the periods ended November 2, 2002, November 3, 2001 or the fiscal year ended February 2, 2002.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

The Company does not use derivative financial instruments. At November 2, 2002, November 3, 2001 and February 2, 2 002, the Company’s investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive losses.

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

THE CATO CORPORATION
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the appropriate rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of November 2, 2002. Each has concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company’s internal controls and procedures or in other factors that could significantly affect these controls and procedures including no corrective actions. There have been, subsequent to the date of their evaluations, no corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed September 3, 2002 Exhibit 99.1 and Exhibit 99.2 certification of Form 10-K for the fiscal year ended February 2, 2002, and all reports on Form 10-Q, and all definitive proxy materials subsequent to the filing of the Form 10-K.

SIGNATURES PAGE AND CERTIFICATIONS

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

December 12, 2002	/s/ John P. Derham Cato

Date	John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

December 12, 2002	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

December 12, 2002	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of The Cato Corporation for the quarter ended November 2, 2002, I, John P. Derham Cato, President, Vice Chairman of the Board and Chief Executive Officer of The Cato Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1)	such Form 10-Q of The Cato Corporation for the quarter ended November 2, 2002 fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)	the information contained in such Form 10-Q of The Cato Corporation for the quarter ended November 2, 2002 fairly presents, in all material respects, the financial condition and results of operations of The Cato Corporation.

December 12, 2002	/s/ John P. Derham Cato

Date	John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of The Cato Corporation for the quarter ended November 2, 2002, I, Michael O. Moore, Executive Vice President, Chief Financial Officer and Secretary of The Cato Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1)	such Form 10-Q of The Cato Corporation for the quarter ended November 2, 2002 fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)	the information contained in such Form 10-Q of The Cato Corporation for the quarter ended November 2, 2002 fairly presents, in all material respects, the financial condition and results of operations of The Cato Corporation.

December 12, 2002	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, John P. Derham Cato, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Cato Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER (CONTINUED)

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 12, 2002	/s/ John P. Derham Cato

Date	John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Michael O. Moore, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Cato Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER (CONTINUED)

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 12, 2002	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary