Form 10-K
period 2003-02-01
CATO CORP
filed 2003-04-30
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 1, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

REGISTRANT: THE CATO CORPORATION

COMMISSION FILE NUMBER O-3747

State of Incorporation: Delaware	I.R.S. Employer Identification
Number: 56-0484485
Address of Principal Executive Offices:
8100 Denmark Road	Registrant’s Telephone Number:
Charlotte, North Carolina 28273-5975	704/554-8510

SECURITIES REGISTERED PURSUANT TO	SECURITIES REGISTERED PURSUANT
SECTION 12(b) OF THE ACT:	TO SECTION 12(g) OF THE ACT:

NONE	CLASS A COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes [X] No [ ]

As of March 21, 2003, there were 19,312,500 shares of Class A Common Stock and 6,085,149 shares of Convertible Class B Common Stock outstanding. The aggregate market value of the Registrant’s Class A Common Stock held by Non-affiliates of the Registrant as of August 2, 2002, the last business day of the Company’s most recent second quarter, was $319,132,510 based on the last reported sale price per share on the New York Stock Exchange (NYSE) on that date.

Documents incorporated by reference:

Portions of the proxy statement dated April 30, 2003, relating to the 2003 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13, 14 and 15

THE CATO CORPORATION
FORM 10-K
TABLE OF CONTENTS

Page

Part I:
Item 1. Business	Pages 2 - 8
Item 2. Properties	Page 8
Item 3. Legal Proceedings	Page 9
Item 4. Submission of Matters to a Vote of Security Holders	Page 9
Part II:
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	Page 10
Item 6. Selected Financial Data	Page 11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 12 - 14
Item 8. Financial Statements and Supplementary Data	Page 15
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 15
Part III:
Item 10. Directors and Executive Officers of the Registrant	Pages 16 - 18
Item 11. Executive Compensation	Page 19
Item 12. Security Ownership of Certain Beneficial Owners and Management	Page 19
Item 13. Certain Relationships and Related Transactions	Page 19
Item 14. Controls and Procedures	Page 20
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	Pages 20 - 21

PART I

Item 1. Business:

General

     The Company, founded in 1946, operated 1,022 women’s fashion specialty stores at February 1, 2003, under the names “Cato,” “Cato Fashions,” “Cato Plus” and “It’s Fashion!” in 26 states, principally in the Southeast. The Company offers quality fashion apparel and accessories at low prices, everyday in junior/missy and plus sizes. Additionally, the Company offers clothing for girls ages 7 — 16 in selected locations. The Company’s stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, hosiery, shoes, costume jewelry, handbags and millinery. A major portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. Most stores range in size from 3,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 16% of retail sales in fiscal 2002. See Note 13 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of segment information.

Business

     The Company’s primary objective is to be the leading fashion specialty retailer for fashion conscious low-to-middle income females in its markets. Management believes the Company’s success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing women’s specialty stores. The key elements of the Company’s business strategy are:

Merchandise Assortment. The Company’s stores offer a wide assortment of apparel and accessory items in regular and plus sizes and emphasize color, product coordination and selection.

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

Expansion. The Company plans to open new stores and relocate existing stores in rural, middle and metro markets in northern, midwestern and western adjacent states, as well as continuing to “fill-in” existing southeastern core geography.

Merchandising

     Merchandising

     The Company offers a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of the fashion conscious low-to-middle income female, ages 18 to 50. In addition, the Company offers on-trend fashion in exciting colors with consistent fit and quality.

     The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, hosiery, costume jewelry, handbags and millinery. Apparel for girls ages 7 — 16 is offered in selected stores. The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

     The collaboration of the merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings delivering quality exclusive products at lower costs. The product development and direct sourcing operations provide research on emerging fashion and color trends, technical services and direct sourcing options.

Item 1. Business: (continued)

     As a part of its merchandising strategy, members of the Company’s merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors. The Company tests most new fashion-sensitive items in selected stores to aid it in determining their appeal before making a substantial purchasing commitment. The Company also takes aggressive markdowns on slow-selling merchandise and does not carry over merchandise to the next season.

     Purchasing, Allocation and Distribution

     Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2002, purchases from the Company’s largest vendor accounted for approximately 7% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.

     An important component of the Company’s strategy is the allocation of merchandise to individual stores based on an analysis of sales trends by merchandise category, customer profiles and climatic conditions. A merchandise control system provides current information on the sales activity of each merchandise style in each of the Company’s stores. Point-of-sale terminals in the stores collect and transmit sales and inventory information to the Company’s central database, permitting timely response to sales trends on a store-by-store basis.

     All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina where it is inspected then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.

Item 1. Business: (continued)

     Advertising

     The Company uses radio, graphics and a website as its primary advertising media. The Company uses radio advertising in selected trade areas. The Company’s total advertising expenditures were approximately .8% of retail sales in fiscal 2002.

Store Operations

     The Company’s store operations management team consists of two directors of stores, three territorial managers, seventeen regional managers and one-hundred-three district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

     The Company is constantly improving its training programs to develop associates. Nearly 80% of store and field management are promoted from within, allowing the Company to internally staff an expanding store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company’s goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the district manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company’s corporate office.

Store Locations

     Most of the Company’s stores are located in the Southeast in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores range in size from 3,000 to 6,000 square feet and average approximately 4,000 square feet.

Item 1. Business: (continued)

     All of the Company’s stores are leased. Approximately 92% are located in strip shopping centers, 1% in downtown locations and 7% in enclosed shopping malls. Where lease terms are acceptable and a potential location meets the Company’s demographic and other site-selection criteria, the Company locates stores in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

     The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 1998.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

1998	693	52	13	732
1999	732	83	6	809
2000	809	65	15	859
2001	859	85	7	937
2002	937	90	5	1,022

     In Fiscal 2002 the Company relocated 26 stores and remodeled 24 stores.

     In Fiscal 2003 the Company plans to open approximately 90 new stores, relocate 25 stores, close 10 stores, and remodel 30 stores.

     The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. The 5 stores closed in 2002 were not material to the Company’s financial statements.

Credit and Layaway

     Credit Card Program

     The Company offers its own credit card, which accounted for approximately 11% of retail sales in fiscal 2002. The Company’s net bad debt expense in fiscal 2002 was 5.8% of credit sales.

Item 1. Business: (continued)

     Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record and meet minimum income criteria. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

     Layaway Plan

     Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. In fiscal 1999, the Company changed its method of accounting for layaway sales. This change is the result of the issuance of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 5% of retail sales in fiscal 2002.

Management Information Systems

     The Company’s systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly ranking report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales but can be modified to accommodate unexpected increases or decreases in demand for a particular item.

     Sales information is projected by merchandise category and, in some cases, is further projected and actual performance measured by stock keeping unit (SKU). Merchandise allocation models are used to distribute merchandise to individual stores based upon historical sales trends, climatic differences, customer demographic differences and targeted inventory turnover rates.

Competition

     The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with local apparel specialty stores, mass merchandise chains, discount store chains and, to some degree, with major department stores. To the extent that the Company opens stores in larger cities and metropolitan areas, competition is expected to be more intense in those markets.

Item 1. Business: (continued)

Regulation

     A variety of laws affect the revolving credit program offered by the Company. The Federal Consumer Credit Protection Act (Truth-in Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the provisions of the Fair Debt Collection Practices Act, that regulates the manner in which the Company collects payments on revolving credit accounts. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

     As of February 1, 2003, the Company employed approximately 8,800 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

Item 2. Properties:

     The Company’s distribution center and general offices are located in a Company-owned building of approximately 492,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company’s automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 74,000 square feet. A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company’s existing location is used for receiving and staging shipments prior to processing.

     Substantially all of the Company’s retail stores are leased from unaffiliated parties. Most of the leases have an initial term of five years, with two to three five-year renewal options. Substantially all of the leases provide for fixed rentals plus a percentage of sales in excess of a specified volume.

Item 3. Legal Proceedings:

     There are no material pending legal proceedings to which the registrant or its subsidiaries is a party, or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders:

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters:

Market & Dividend Information

     The Company’s Class A Common Stock trades in the over-the-counter market under the New York Stock Exchange (NYSE) symbol CTR. Below is the market range and dividend information for the four quarters of fiscal 2002 and 2001.

Price

2002	High	Low	Dividend

First quarter	$27.21	$19.91	$.135
Second quarter	27.44	18.00	.15
Third quarter	19.95	14.18	.15
Fourth quarter	21.80	17.33	.15

Price

2001	High	Low	Dividend

First quarter	$20.00	$14.81	$.125
Second quarter	21.75	15.51	.135
Third quarter	20.06	14.23	.135
Fourth quarter	21.34	16.68	.135

     As of March 21, 2003 the approximate number of holders of the Company’s Class A Common Stock was 1,314 and there were 10 record holders of the Company’s Class B Common Stock.

Item 6. Selected Financial Data:

Fiscal Year	2002	2001	2000	1999	1998

(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$732,742	$685,653	$648,482	$585,085	$524,381
Other income	15,589	13,668	14,055	13,155	13,772
Total revenues	748,331	699,321	662,537	598,240	538,153
Cost of goods sold	496,345	466,366	445,407	403,655	371,005
Gross margin	236,397	219,287	203,075	181,430	153,376
Gross margin percent	32.3%	32.0%	31.3%	31.0%	29.2%
Selling, general and administrative	168,914	162,082	154,150	140,741	128,207
Selling, general and administrative percent of retail sales	23.1%	23.6%	23.8%	24.0%	24.4%
Depreciation	14,913	10,886	9,492	8,639	7,638
Interest and other income, net	(3,680)	(6,299)	(6,554)	(6,770)	(5,492)
Income before income taxes and cumulative effect of accounting change	71,839	66,286	60,042	51,975	36,795
Income tax expense	26,006	23,200	21,015	18,191	12,878
Income before cumulative effect of accounting change	45,833	43,086	39,027	33,784	23,917
Cumulative effect of accounting change, net of taxes	—	—	—	147	—
Net income	$45,833	$43,086	$39,027	$33,931	$23,917
Basic earnings per share	$1.80	$1.71	$1.56	$1.28	$.87
Diluted earnings per share	$1.77	$1.66	$1.53	$1.26	$.85
Cash dividends paid per share	$.585	$.53	$.425	$.28	$.19
SELECTED OPERATING DATA:
Stores open at end of year	1,022	937	859	809	732
Average sales per store	$753,000	$767,000	$781,000	$756,000	$740,000
Average sales per square foot of selling space	$184	$186	$187	$177	$169
Comparable store sales increase	0%	1%	3%	4%	2%
BALANCE SHEET DATA:
Cash, cash equivalents and investments	$106,936	$84,695	$83,112	$87,275	$86,209
Working capital	162,609	139,633	125,724	124,988	124,024
Total assets	383,410	332,041	310,742	285,789	258,513
Total stockholders’ equity	270,164	234,698	207,757	188,780	172,234

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	February 1,	February 2,	February 3,
Fiscal Year Ended	2003	2002	2001

Retail sales	100.0%	100.0%	100.0%
Other income	2.1	2.0	2.1
Total revenues	102.1	102.0	102.1
Cost of goods sold	67.7	68.0	68.7
Selling, general and administrative	23.1	23.6	23.8
Depreciation	2.0	1.6	1.4
Interest and other income, net	(0.5)	(0.9)	(1.1)
Income before income taxes	9.8	9.7	9.3
Net income	6.3%	6.3%	6.0%

FISCAL 2002 COMPARED TO FISCAL 2001

Retail sales increased by 7% to $732.7 million in fiscal 2002 from $685.7 million in fiscal 2001. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 7% to $748.3 million in fiscal 2002 from $699.3 million in fiscal 2001. The Company operated 1,022 stores at February 1, 2003 compared to 937 stores operated at February 2, 2002.

The increase in retail sales in fiscal 2002 resulted from the Company’s continuation of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 2002, the Company opened 90 new stores, relocated 26 stores, remodeled 24 stores and closed 5 stores.

Other income, as included in total revenues in fiscal 2002, increased $1.9 million or 14% over fiscal 2001. The increase resulted primarily from increased earnings from finance and layaway charges.

Cost of goods sold was $496.3 million, or 67.7% of retail sales, in fiscal 2002 compared to $466.4 million, or 68.0% of retail sales, in fiscal 2001. The decrease in cost of goods sold as a percent of retail sales resulted primarily from maintaining timely and aggressive markdowns on slow moving merchandise and improving inventory flow and sourcing. Total gross margin dollars (retail sales less cost of goods sold) increased by 8% to $236.4 million in fiscal 2002 from $219.3 million in fiscal 2001.

Selling, general and administrative expenses (SG&A) were $168.9 million in fiscal 2002 compared to $162.1 million in fiscal 2001, an increase of 4%. As a percent of retail sales, SG&A was 23.1% compared to 23.6% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

Depreciation expense was $14.9 million in fiscal 2002 compared to $10.9 million in fiscal 2001. The 37% increase in fiscal 2002 resulted primarily from the Company’s store development and the implementation of an enterprise-wide information system.

Interest and other income, net was $3.7 million in fiscal 2002 compared to $6.3 million in fiscal 2001. The 41% decrease in fiscal 2002 resulted primarily from the Company’s write-down of a $1.8 million decline in market value on investments deemed to be other than temporary.

FISCAL 2001 COMPARED TO FISCAL 2000

Retail sales increased by 6% to $685.7 million in fiscal 2001 from $648.5 million in fiscal 2000. The 2001 fiscal year contained 52 weeks versus 53 weeks in fiscal year 2000. On a comparable 52 week basis, total sales increased 7%, and comparable store sales increased 1% from the prior year. Total revenues increased by 6% to $699.3 million in fiscal 2001 from $662.5 million in fiscal 2000. The Company operated 937 stores at February 2, 2002 compared to 859 stores operated at February 3, 2001.

The increase in retail sales in fiscal 2001 resulted from the Company’s adoption of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 2001, the Company increased its number of stores 9% by opening 85 new stores, relocating 24 stores while closing 7 existing stores.

Other income in fiscal 2001 decreased $.4 million or 3% over fiscal 2000. The decrease resulted primarily from decreased earnings from late fee income and lower credit sales.

Cost of goods sold was $466.4 million, or 68.0% of retail sales, in fiscal 2001 compared to $445.4 million, or 68.7% of retail sales, in fiscal 2000. The decrease in cost of goods sold as a percent of retail sales resulted primarily from maintaining timely and aggressive markdowns on slow moving merchandise and improving inventory flow. Total gross margin dollars increased by 8% to $219.3 million in fiscal 2001 from $203.1 million in fiscal 2000.

SG&A expenses were $162.1 million in fiscal 2001 compared to $154.2 million in fiscal 2000, an increase of 5%. As a percent of retail sales, SG&A was 23.6% compared to 23.8% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

Depreciation expense was $10.9 million in fiscal 2001 compared to $9.5 million in fiscal 2000. The 15% increase in fiscal 2001 resulted primarily from the Company’s store development.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities and reserves for inventory markdowns.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: (continued)

The Company evaluates the collectibility of accounts receivable and records allowances for doubtful accounts based on estimates of actual write-offs and the relative age of accounts. The Company’s self-insurance liabilities related to worker’s compensation, general and auto insurance liabilities are based on estimated costs of claims filed and claims incurred but not reported and data provided by outside actuaries. Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method. Management makes estimates regarding markdowns based on customer demand which can impact inventory valuations. Historically, actual results have not significantly deviated from those determined using the estimates described above.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements over the next twelve months.

At February 1, 2003, the Company had working capital of $162.6 million compared to $139.6 million at February 2, 2002. Net cash provided by operating activities was $63.7 million in fiscal 2002 compared to $47.1 million in fiscal 2001. The increase in net cash provided by operating activities in fiscal 2002 is primarily the result of an increase in net income of $2.7 million which included a non-cash charge of $1.8 million of losses taken on investments and an increase in depreciation expense of $4.0 million due to store expansion and an enterprise-wide merchandise and finance system; a reduction in accounts receivable from weak fourth quarter sales and strong collection efforts of $4.6 million; and an increase in accounts payable, accrued expenses and other liabilities of $13.3 million primarily due to timing of payments. Offsetting these increases in net cash provided by operating activities was an increase in merchandise inventory to meet our store growth of $11.8 million.

Net cash used in investing activities was $61.5 million in fiscal 2002 compared to $10.4 million in fiscal 2001. The increase in net cash used in investing activities in fiscal 2002 was primarily due to a reduction of cash provided by sales of short-term investments of $37.5 million as well as increased purchases of short-term investments of $10.4 million.

Net cash used in financing activities was $11.9 million in fiscal 2002 compared to $20.1 million in fiscal 2001. The decrease in net cash used in financing activities in fiscal 2002 was primarily due to a reduction in treasury stock purchases of $10.5 million offset by an increase in dividends paid of $1.5 million.

At February 1, 2003, the Company had $106.9 million in cash, cash equivalents and short-term investments, compared to $84.7 million at February 2, 2002.

Additionally, the Company had $1.7 million invested in privately managed investment funds at February 1, 2003, which are reported under other assets of the consolidated balance sheets.

At February 1, 2003, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until October 2004. The credit agreement contains various financial covenants and limitations, including maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding under the agreement during the fiscal year ended February 1, 2003 or February 2, 2002.

The Company had approximately $6.5 million and $4.3 million at February 1, 2003 and February 2, 2002, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $29.0 million, $25.7 million and $27.2 million in fiscal 2002, 2001 and 2000, respectively. The expenditures for fiscal 2002 were primarily for store development, store remodels and investments in new technology for an enterprise-wide information system for merchandising and finance. In fiscal 2003, the Company is planning to invest approximately $25 million for capital expenditures. This includes expenditures to open 90 new stores, relocate 25 stores and close 10 stores. In addition, the Company plans to remodel 30 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

During 2002, the Company repurchased 66,000 shares of Class A Common Stock for $1.2 million, or an average price of $17.98 per share. Additionally, for the fiscal years ended February 1, 2003 and February 2, 2002, the Company accepted in an option transaction from an officer for payment of an option exercise, 48,681 mature shares of Class A Common Stock for $1,144,500 or $23.51 per share, the average fair market value on the date of exchange and 92,600 mature shares of Class A Common Stock for $1,825,000 or $19.71 per share, the average fair market value on the date of exchange, respectively.

During fiscal 2002, the Company increased its quarterly dividend by 11% from $.135 per share to $.15 per share. Over the course of 2001, the Board of Directors increased the quarterly dividend by 8% from $.125 per share to $.135 per share.

The Company does not use derivative financial instruments. At February 1, 2003, the Company’s investment portfolio was invested in governmental and other debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and temporary losses reported as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position.

In July 2001, the FASB issued Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company adopted SFAS No. 142

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: (continued)

on February 3, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position, as the Company had no goodwill or other indefinite lived intangible assets.

In August 2001, the FASB issued Statement of Financial Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of” and Accounting Principles Bulletin (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company adopted SFAS No. 144 on February 3, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishments of debt are no longer required to be classified as extraordinary items. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-lease-back transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact to the Company due to the Amendment of SFAS No. 13. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company adopted SFAS No. 145 in fiscal 2002 and the impact on its financial position and results of operations of the adoption was not material.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, or a disposal activity covered by SFAS No. 144. The Company adopted SFAS No. 146 on December 31, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position.

On November 25, 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5 “Accounting for Contingencies”, SFAS No. 57, “Related Party Disclosures”, and SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”. The interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 31, 2002. Although the Company has some guarantees with its subsidiaries, the Company does not believe the impact of this Interpretation on its financial position or result of operations will be material or that additional disclosure is required.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this Statement did not materially affect the Company’s financial position or results of operations.

In 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor”. EITF Issue No. 02-16 provides guidance on how cash considerations received by a customer or reseller should be classified in the customer’s statement of earnings. EITF Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this interpretation will not materially affect the Company’s financial position or results of operations.

The Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in the Annual Report and located elsewhere herein regarding the Company’s financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations prove to be correct.

Item 8. Financial Statements and Supplementary Data:

     The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant:

     The directors and executive officers of the Company and their ages as of March 31, 2003 are as follows:

Name	Age	Position

Wayland H. Cato, Jr. [1]	80	Chairman of the Board
John P. Derham Cato[1]	52	President, Vice Chairman of the Board and Chief Executive Officer
Edgar T. Cato[1]	78	Former Vice Chairman of the Board, Co-Founder and Director
Michael O. Moore	52	Executive Vice President, Chief Financial Officer, Secretary and Director
B. Allen Weinstein	56	Executive Vice President, Chief Merchandising Officer of the Cato Division
David P. Kempert	53	Executive Vice President, Chief Store Operations Officer of the Cato Division
C. David Birdwell	63	Executive Vice President, President and General Manager of the It’s Fashion! Division
Howard A. Severson	55	Executive Vice President, Chief Real Estate and Store Development Officer and Assistant Secretary
Robert C. Brummer	58	Senior Vice President, Human Resources and Assistant Secretary
Clarice Cato Goodyear	56	Special Assistant to the Chairman and Director
Thomas E. Cato	48	Vice President, Divisional Merchandise Manager and Director
Robert W. Bradshaw, Jr.[1]	69	Director
George S. Currin[1,3]	66	Director
Grant L. Hamrick[1,2,3]	64	Director
James H. Shaw[2]	74	Director
A.F. (Pete) Sloan[1,2,3]	73	Director

1 Member of the Executive/Finance Committee

2 Member of Compensation Committee

3 Member of Audit Committee

Item 10. Directors and Executive Officers of the Registrant: (continued)

     Wayland H. Cato, Jr. is the non-executive Chairman of the Board and has been a director of the Company since 1946. From 1991 to May 1999, he served as Chairman of the Board and Chief Executive Officer. From 1970 until 1991, he served as the Chairman of the Board, President and Chief Executive Officer. From 1960 until 1970, he served as President and Chief Executive Officer of the Company.

     John P. Derham Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since May 1999, he has served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price division, serving as Executive Vice President and as President and General Manager of the It’s Fashion! Division from 1993 to August 1996. Mr. John Cato is currently a director of Ruddick Corporation. Mr. John Cato is a son of Mr. Wayland H. Cato, Jr.

     Edgar T. Cato is the Former Vice Chairman of the Board and Co-Founder of the Company, and has been a director of the Company since 1946. Mr. Edgar T. Cato is the brother of Mr. Wayland H. Cato, Jr.

     Michael O. Moore has been employed by the Company as Executive Vice President, Chief Financial Officer and Secretary since July 1998 and became a director of the Company in May 2002. Mr. Moore served as Vice President, Chief Financial Officer for Party Experience from 1997 to 1998, Executive Vice President, Chief Financial Officer of David’s Bridal from 1994 to 1997, and was employed by Bloomingdales from 1984 to 1994 serving as Senior Vice President, Chief Financial Officer from 1990 to 1994.

     B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997. From 1995 to 1997, he was Senior Vice President — Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising for Beall’s, Inc.

     David P. Kempert joined the Company in August 1989. He currently serves as Executive Vice President, Chief Store Operations Officer of the Cato Division. From 1982 until 1989, he was employed by The Gap Stores, an apparel specialty chain, where his most recent position was Zone Vice President of the Northeast Region.

     C. David Birdwell joined the Company as Executive Vice President, President and General Manager of the It’s Fashion! Division in October 1996. From 1994 to 1996, he was employed as President/General Merchandise Manager of Allied Stores, a family apparel chain headquartered in Savannah, Georgia. In 1993, he was Executive Vice President/General Merchandise Manager of Ambers, Inc., based in Dallas, Texas. From 1989 to 1992, he was employed as a Chartered Financial Consultant with Jefferson Pilot, based in Greensboro, North Carolina. From 1985 to 1989, he was President/CEO of Maxway Stores, a discount chain headquartered in Sanford, North Carolina.

     Howard A. Severson has been employed by the Company since 1985. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer and Assistant Secretary. From 1993 to 2001 Mr. Severson also served as a director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President — Chief Real Estate Officer.

Item 10. Directors and Executive Officers of the Registrant: (continued)

     Robert C. Brummer joined the Company as Senior Vice President, Human Resources and Assistant Secretary in January 2001. From 1999 through 2000, he was employed by Sleepy’s, a beddings specialty retailer as Vice President, Human Resources and Payroll. From 1997 through 1998, he was Vice President, Human Resources and Loss Prevention for The Party Experience, a party supplies specialty retailer. From 1995 until 1997, he was Vice President, Human Resources and Loss Prevention for No Body Beats The Wiz, an electronics specialty store chain.

     Clarice Cato Goodyear has been employed by the Company since 1975 and has served as a director and officer of the Company since 1979. Since February 2003, she has served as Special Assistant to the Chairman. From July 1993 to February 2003, she served as Special Assistant to the Chairman and the President and as Assistant Secretary. From March 1987 to July 1993, Ms. Goodyear held senior administrative, operational services and human resources positions in the Company; she served as Executive Vice President, Chief Administrative Officer and Assistant Secretary from May 1992 to July 1993. Ms. Goodyear is a daughter of Mr. Wayland H. Cato, Jr.

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

     James H. Shaw has been a director of the Company since 1989. Mr. Shaw was Chairman of Consolidated Ivey’s, a regional department store chain, from 1988 until his retirement in 1989, Chairman and Chief Executive Officer of J.B. Ivey & Company from 1986 to 1988 and Chairman and Chief Executive Officer of Ivey’s Carolinas from 1983 to 1986.

     A.F. (Pete) Sloan has been a director of the Company since 1994. Mr. Sloan is retired Chairman and Chief Executive Officer of Lance, Inc. where he was employed from 1955 until his retirement in 1990.

Item 11. Executive Compensation:

     Incorporated by reference to Registrant’s proxy statement for 2003 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 1, 2003.

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights (1)	and rights (1)	(2)

Equity compensation plans approved by security holder	1,441,950	$11.20	502,878

Equity compensation plans not approved by security holders	—	—	—

Total	1,441,950	$11.20	502,878

(1)	This column contains information regarding employee stock options only; there are no warrants or stock appreciation rights outstanding.

(2)	Includes the following:

*4,618 and 417,000 shares, respectively, available for grants under the Company’s two stock incentive plans, referred to as the “1987” and “1999” Incentive Plans. Under these plans, non-qualified stock options may be granted to key employees. No awards may be granted after 2004 under the 1999 plan. Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant.

*81,260 shares available under the Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Item 12. Security Ownership of Certain Beneficial Owners and Management: (continued)

See “Security Ownership of Certain Beneficial Owners and Management” included in the definitive Proxy Statement, which will be filed pursuant to regulation 14A, with the SEC within 120 days after the fiscal year ended February 1, 2003.

Item 13. Certain Relationships and Related Transactions:

     Incorporated by reference to Registrant’s proxy statement for 2003 annual stockholders’ meeting.

Item 14. Controls and Procedures:

     The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     During 2000, 2001, 2002 and the first quarter of 2003, the Company made payments for the benefit of entities in which Mr. Wayland H. Cato, Jr., Chairman of the Board, and Mr. Edgar T. Cato, Former Vice Chairman of the Board and Co-Founder and Director, have a material interest. The Company subsequently determined these payments were unrelated to the business of the Company. Amounts, including interest, have been repaid. In the course of the evaluation by the Chief Executive Officer and the Chief Financial Officer described above, the Company implemented a change in its internal controls to prevent the payment of similar expenses in the future. As a result of this change, all future payment requests for or on behalf of related parties will require the prior review by and approval of the Chief Financial Officer.

     There were no other material changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15. Exhibits, Financial Statement Schedules, Reports on Form 8-K:

(a) 1. & 2. LIST OF FINANCIAL STATEMENTS AND SCHEDULE

     The response to this portion of Item 14 is submitted as a separate section of this report.

(a) 3. LIST OF EXHIBITS

     See Exhibit Index at page 39 of this annual report.

3(a)(i)	Exhibit Form 8-K dated August 24, 1995 relating to a change in the Registrant’s Certifying Accountant from Ernst & Young LLP to Deloitte & Touche LLP.

3(a)(ii)	Exhibit index designation of exhibit page 10.5.0 Loan Agreement dated December 16, 1994 between The Cato Corporation and NationsBank of North Carolina and Wachovia Bank of North Carolina, N.A., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1995.

Item 15. Exhibits, Financial Statement Schedules, Reports on Form 8-K: (continued)

3(a)(iii)	Exhibit index designation of Exhibit 10 — Employment Agreement dated May 20, 1999 between The Cato Corporation and John P. Derham Cato, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000.

3(a)(iv)	Exhibit Form 8-K dated September 3, 2002 relating to Exhibit Number 99.1, Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances to Exchange Act Filings and Exhibit Number 99.2, Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances to Exchange Act Filings.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, incorporated by reference to Form 10-Q of the Registrant for the quarterly period ended August 3, 2002.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, incorporated by reference to Form 10-Q of the Registrant for the quarterly period ended August 3, 2002.

(b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended February 1, 2003.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a), (1) AND (2), (c) AND (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 1, 2003

THE CATO CORPORATION

CHARLOTTE, NORTH CAROLINA

Item 14(a) 1. and 2. List of Financial Statements and Financial Statement Schedule:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II — Valuation and qualifying accounts                 Page 38

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
The Cato Corporation

We have audited the accompanying consolidated balance sheets of The Cato Corporation and subsidiaries (the Company) as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Charlotte, North Carolina
April 21, 2003

The Cato Corporation
Consolidated Statements of Income

Fiscal Year Ended	February 1,	February 2,	February 3,
(Dollars in thousands, except per share data)	2003	2002	2001
REVENUES
Retail sales	$732,742	$685,653	$648,482
Other income (principally finance charges, late fees and layaway charges)	15,589	13,668	14,055

Total revenues	748,331	699,321	662,537

COSTS AND EXPENSES, NET
Cost of goods sold	496,345	466,366	445,407
Selling, general and administrative	168,914	162,082	154,150
Depreciation	14,913	10,886	9,492
Interest and other income, net	(3,680)	(6,299)	(6,554)

	676,492	633,035	602,495

Income before income taxes	71,839	66,286	60,042
Income tax expense	26,006	23,200	21,015

Net income	$45,833	$43,086	$39,027

Basic earnings per share	$1.80	$1.71	$1.56

Basic weighted average shares	25,465,543	25,193,610	24,988,844

Diluted earnings per share	$1.77	$1.66	$1.53

Diluted weighted average shares	25,947,457	25,888,636	25,465,232

Dividends per share	$.585	$.53	$.425

See notes to consolidated financial statements.

The Cato Corporation
Consolidated Balance Sheets

	February 1,	February 2,
(Dollars in thousands)	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$32,065	$41,772
Short-term investments	74,871	42,923
Accounts receivable, net of allowance for doubtful accounts of $6,099 at February 1, 2003 and $5,968 at February 2, 2002	54,116	52,293
Merchandise inventories	93,457	80,407
Deferred income taxes	1,392	777
Prepaid expenses	4,990	5,036

Total Current Assets	260,891	223,208
Property and equipment — net	113,307	100,137
Other assets	9,212	8,696

Total Assets	$383,410	$332,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,620	$57,495
Accrued expenses	28,776	25,260
Accrued income taxes	2,886	820

Total Current Liabilities	98,282	83,575
Deferred income taxes	6,310	5,177
Other noncurrent liabilities (primarily deferred rent)	8,654	8,591

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 25,218,678 and 25,011,732 shares issued at February 1, 2003 and February 2, 2002, respectively	840	833
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; 6,085,149 and 5,812,649 shares issued at February 1, 2003 and February 2, 2002, respectively	203	194
Additional paid-in capital	94,947	86,948
Retained earnings	235,904	204,961
Accumulated other comprehensive gains (losses)	253	(567)
Unearned compensation — restricted stock awards	(2,375)	(394)

	329,772	291,975
Less Class A common stock in treasury, at cost (5,741,179 and 5,626,498 shares at February 1, 2003 and February 2, 2002, respectively)	(59,608)	(57,277)

Total Stockholders’ Equity	270,164	234,698

Total Liabilities and Stockholders’ Equity	$383,410	$332,041

See notes to consolidated financial statements.

The Cato Corporation
Consolidated Statements of Cash Flows

Fiscal Year Ended	February 1,	February 2,	February 3,
(Dollars in thousands)	2003	2002	2001
OPERATING ACTIVITIES
Net income	$45,833	$43,086	$39,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,913	10,886	9,492
Amortization of investment premiums	66	160	126
Provision for doubtful accounts	4,764	5,913	5,292
Write-down of investments	1,800	—	—
Deferred income taxes	70	422	1,600
Compensation expense related to restricted stock awards	750	295	295
Loss on disposal of property and equipment	870	480	1,257
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(6,587)	(11,234)	(6,806)
Merchandise inventories	(13,050)	(1,246)	(9,664)
Prepaid and other assets	(470)	367	(3,971)
Accrued income taxes	2,066	(1,525)	2,025
Accounts payable, accrued expenses and other liabilities	12,704	(547)	5,420

Net cash provided by operating activities	63,729	47,057	44,093

INVESTING ACTIVITIES
Expenditures for property and equipment	(28,953)	(25,684)	(27,230)
Purchases of short-term investments	(46,281)	(35,878)	(11,906)
Sales of short-term investments	13,735	51,194	12,166

Net cash used in investing activities	(61,499)	(10,368)	(26,970)

FINANCING ACTIVITIES
Dividends paid	(14,890)	(13,400)	(10,633)
Purchases of treasury stock	(1,187)	(11,729)	(15,449)
Proceeds from employee stock purchase plan	509	443	448
Proceeds from stock options exercised	3,631	4,568	3,323

Net cash used in financing activities	(11,937)	(20,118)	(22,311)

Net increase (decrease) in cash and cash equivalents	(9,707)	16,571	(5,188)
Cash and cash equivalents at beginning of year	41,772	25,201	30,389

Cash and cash equivalents at end of year	$32,065	$41,772	$25,201

See notes to consolidated financial statements.

The Cato Corporation
Consolidated Statements of Stockholders’ Equity

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock Awards	Stock	Equity

Balance — January 29, 2000	$805	$179	$71,974	$146,881	$(1,801)	$(984)	$(28,274)	$188,780
*Comprehensive income:
Net income				39,027				39,027
Unrealized gains on available-for-sale securities, net of deferred income taxes of $494					917			917
Dividends paid ($.425 per share)				(10,633)				(10,633)
Class A common stock sold through employee stock purchase plan — 44,590 shares	2		446					448
Class A common stock sold through stock option plans — 425,350 shares	14		3,309					3,323
Income tax benefit from stock options exercised			1,049					1,049
Purchase of treasury shares — 1,468,800 shares							(15,449)	(15,449)
Unearned compensation — restricted stock awards						295		295

Balance — February 3, 2001	821	179	76,778	175,275	(884)	(689)	(43,723)	207,757
*Comprehensive income:
Net income				43,086				43,086
Unrealized gains on available-for-sale securities, net of deferred income taxes of $171					317			317
Dividends paid ($.53 per share)				(13,400)				(13,400)
Class A common stock sold through employee stock purchase plan — 38,463 shares	1		442					443
Class A common stock sold through stock option plans — 329,850 shares	11		2,961					2,972
Class B common stock sold through stock option plans — 448,332 shares		15	3,406					3,421
Income tax benefit from stock options exercised			3,361					3,361
Purchase of treasury shares — 774,750 shares							(11,729)	(11,729)
Surrender of shares for stock options — 92,600 shares							(1,825)	(1,825)
Unearned compensation — restricted stock awards						295		295

Balance — February 2, 2002	833	194	86,948	204,961	(567)	(394)	(57,277)	234,698
*Comprehensive income:
Net income				45,833				45,833
Unrealized gains on available-for-sale securities, net of deferred income taxes of $448					820			820
Dividends paid ($.585 per share)				(14,890)				(14,890)
Class A common stock sold through employee stock purchase plan — 32,487 shares	1		508					509
Class A common stock sold through stock option plans — 171,600 shares	6		1,547					1,553
Class B common stock sold through stock option plans — 172,500 shares		6	1,310					1,316
Income tax benefit from stock options exercised			1,906					1,906
Purchase of treasury shares — 66,000 shares							(1,187)	(1,187)
Surrender of shares for stock options — 48,681 shares							(1,144)	(1,144)
Restricted stock awards — 100,000 shares		3	2,728			(2,731)		—
Unearned compensation — restricted stock awards						750		750

Balance — February 1, 2003	$840	$203	$94,947	$235,904	$253	$(2,375)	$(59,608)	$270,164

See notes to consolidated financial statements.

* Total comprehensive income for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 was $46,653, $43,403 and $39,944, respectively.

The Cato Corporation
Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year: The Company has two business segments — the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato”, “Cato Fashions”, “Cato Plus” and “It’s Fashion!” and are located primarily in strip shopping centers in the Southeast.

The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal years 2002 and 2001 each included 52 weeks. Fiscal year 2000 included 53 weeks.

Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities and reserves for inventory markdowns.

Cash and Cash Equivalents and Short-Term Investments: Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

The Company’s short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in consolidated balance sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents and accounts receivable. The Company places its cash equivalents with high credit qualified institutions and, by practice, limits the amount of credit exposure to any one institution. Concentrations of credit risks with respect to accounts receivable are limited due to the dispersion across different geographies of the Company’s customer base.

Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 were $21,982,000, $24,841,000 and $17,435,000, respectively. Additionally, for the fiscal years ended February 1, 2003 and February 2, 2002, the Company accepted in an option transaction from an officer for payment of an option exercise,48,681 mature shares of Class A Common Stock for $1,144,500 or $23.51 per share, the average fair market value on the date of exchange and 92,600 mature shares of Class A Common Stock for $1,825,000 or $19.71 per share, the average fair market value on the date of exchange, respectively.

Inventories: Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

Property and Equipment: Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, as follows:

Classification	Estimated Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures, equipment and software	3-10 years

Retail Sales: Revenues from retail sales, net of returns, are recognized upon delivery of the merchandise to the customer and exclude sales taxes.

Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was $5,299,000, $4,563,000 and $5,812,000 for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

The Cato Corporation
Notes to Consolidated Financial Statements

Earnings Per Share: Basic earnings per share excludes dilution of stock options and is computed by dividing net earnings by the weighted-average number of Class A and Class B common shares outstanding for the respective periods. The weighted-average number of shares used in the basic earnings per share computations was 25,465,543, 25,193,610 and 24,988,844 for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 481,914, 695,026 and 476,388 for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 25,947,457, 25,888,636 and 25,465,232 for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Vendor Allowances: The Company receives certain allowances from vendors primarily related to purchase discounts and markdown allowances. These allowances are reflected in gross margin at the time they are earned.

Income Taxes: The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

Store Opening and Closing Costs: Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred. The Company evaluates all long-lived assets for impairment. Impairment losses are recognized when expected future cash flows from the use of the asset groups are less than the asset groups’ carrying values.

Closed Store Lease Obligations: At the time stores are closed, provisions are made for the rentals required to be paid over the remaining lease terms. Rentals due the Company under non-cancelable subleases are offset against the related obligations in the year the sublease is signed. There is no offset for assumed sublease revenues.

Insurance: The Company is self-insured with respect to employee health, workers compensation and general liability claims. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. The Company has stop-loss insurance coverage for individual claims in excess of $250,000.

Fair Value of Financial Instruments: The Company’s carrying values of financial instruments, such as cash and cash equivalents, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

Stock-based Compensation: The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 2002, 2001 and 2000 stock options granted been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and basic and diluted earnings per share amounts for fiscal 2002, 2001 and 2000 would approximate the following proforma amounts (dollars in thousands, except per share data):

		Stock-Based
		Employee
		Compensation
	As Reported	Cost*	Proforma

Net income — Fiscal 2002	$45,833	$(740)	$45,093
Basic earnings per share	$1.80	$(0.03)	$1.77
Diluted earnings per share	$1.77	$(0.03)	$1.74

Net income — Fiscal 2001	$43,086	$(1,593)	$41,493
Basic earnings per share	$1.71	$(0.06)	$1.65
Diluted earnings per share	$1.66	$(0.06)	$1.60

Net income — Fiscal 2000	$39,027	$(1,596)	$37,431
Basic earnings per share	$1.56	$(0.06)	$1.50
Diluted earnings per share	$1.53	$(0.06)	$1.47

* determined using fair value method

Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS 133. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on February 4, 2001, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position.

In July 2001, the FASB issued Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company

The Cato Corporation
Notes to Consolidated Financial Statements

adopted SFAS No. 142 on February 3, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position, as the Company had no goodwill or other indefinite lived intangible assets.

In August 2001, the FASB issued Statement of Financial Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of” and Accounting Principles Bulletin (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Along with establishing a single accounting model, based on the framework established in SFAS No. 121 for impairment of long-lived assets, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement, but broadens that presentation to include a component of the entity. The Company adopted SFAS No. 144 on February 3, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishments of debt are no longer required to be classified as extraordinary items. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment of SFAS No. 13 is effective for transactions occurring after May 15, 2002. There has been no impact to the Company due to the Amendment of SFAS No. 13. Lastly, SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company adopted SFAS No. 145 in fiscal 2002 and the impact on its financial position and results of operations of the adoption was not material.

In July 2002, the FASB issued SFAS no. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement is effective for exit or disposal activities initiated after December 31, 2002. Liabilities for costs associated with an exit activity should be initially measured at fair value, when incurred. This statement applies to costs associated with an exit activity that does not involve the entity newly acquired in a business combination or a disposal activity covered by SFAS No. 144. The Company adopted SFAS No. 146 on December 31, 2002, and the adoption of this statement had no impact on the Company’s consolidated results of operations and financial position.

On November 25, 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies”, SFAS No. 57, “Related Party Disclosures”, and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 31, 2002. Although the Company has some guarantees with its subsidiaries, the Company does not believe the impact of this Interpretation on its financial position or result of operations will be material or that additional disclosure is required.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic

The Cato Corporation
Notes to Consolidated Financial Statements

value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this Statement did not materially affect the Company’s financial position or results of operations.

In 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor”. EITF Issue No. 02-16 provides guidance on how cash considerations received by a customer or reseller should be classified in the customer’s statement of earnings. EITF Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this interpretation will not materially affect the Company’s financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with presentation for fiscal 2002.

2.     SHORT-TERM INVESTMENTS:

Short-term investments at February 1, 2003 include the following (in thousands):

		Unrealized	Estimated
Security Type	Cost	Gains	Fair Value

Obligations of federal, state and political subdivisions	$74,457	$414	$74,871

Short-term investments at February 2, 2002 include the following (in thousands):

		Unrealized	Estimated
Security Type	Cost	(Losses)	Fair Value

Obligations of federal, state and political subdivisions	$43,795	$(872)	$42,923

The accumulated unrealized gains in short-term investments at February 1, 2003 of $265,000 net of a deferred income tax liability of $149,000 offset by the accumulated unrealized losses in equity investments of $12,000 net of a deferred income tax benefit of $6,000 and the accumulated unrealized losses of February 2, 2002 of $567,000, net of a deferred income tax benefit of $305,000, are reflected in accumulated other comprehensive gains (losses) in the Consolidated Balance Sheets.

In fiscal 2002, the Company recorded a write-down of $1.8 million in market value on investments with other than temporary declines in fair value.

The amortized cost and estimated fair value of debt securities at February 1, 2003, by contractual maturity, are shown below (in thousands):

		Estimated
Security Type	Cost	Fair Value

Due in one year or less	$58,426	$58,483
Due in one year through three years	16,031	16,388

Total	$74,457	$74,871

Additionally, the Company had $1.7 million invested in privately managed investment funds at February 1, 2003, which are reported under other assets in the Consolidated Balance Sheets.

3.     ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following (in thousands):

	February 1,	February 2,
	2003	2002

Customer accounts — principally deferred payment accounts	$56,853	$53,012
Miscellaneous trade receivables	3,362	5,249

Total	60,215	58,261
Less allowance for doubtful accounts	6,099	5,968

Accounts receivable — net	$54,116	$52,293

The Cato Corporation
Notes to Consolidated Financial Statements

Finance charge and late charge revenue on customer deferred payment accounts totaled $13,672,000, $12,951,000 and $13,689,000 for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, and the provision for doubtful accounts was $4,764,000, $5,913,000 and $5,292,000, for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. The provision for doubtful accounts is classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

4.     PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	February 1,	February 2,
	2003	2002

Land and improvements	$2,019	$2,019
Buildings	17,751	17,751
Leasehold improvements	34,697	30,546
Fixtures, equipment and software	143,080	100,138
Construction in progress	2,246	23,333

Total	199,793	173,787
Less accumulated depreciation	86,486	73,650

Property and equipment — net	$113,307	$100,137

As of February 1, 2003, the Company has capitalized $25.7 million for an enterprise-wide merchandise and finance system in accordance with SOP 98-1.

Construction in progress primarily represents investments in technology and ongoing store development activities scheduled to be implemented over the next 12 months.

5.     ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	February 1,	February 2,
	2003	2002

Accrued bonus and retirement savings plan contributions	$6,233	$7,605
Accrued payroll and related items	4,265	4,216
Closed store lease obligations	1,004	1,077
Property and other taxes	7,593	4,211
Accrued health care plan	4,347	3,558
Other	5,334	4,593

Total	$28,776	$25,260

6.     FINANCING ARRANGEMENTS:

At February 1, 2003, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. The revolving credit agreement is committed until October 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the fiscal year ended February 1, 2003 or February 2, 2002.

The Company had approximately $6,496,000 and $4,314,000 at February 1, 2003 and February 2, 2002, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

7.     STOCKHOLDERS’ EQUITY:

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

The Company’s charter provides that shares of Class B Common Stock may be transferred only to certain “Permitted Transferees” consisting generally of the lineal descendants of holders of Class B Stock, trusts for their benefit, corporations and partnerships controlled by them and the Company’s employee benefit plans. Any transfer of Class B Common Stock in violation of these restrictions, including a transfer to the Company, results in the automatic conversion of the transferred shares of Class B Common Stock held by the transferee into an equal number of shares of Class A Common Stock.

In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the “Plan”). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. In February 2003, the Board of Directors recommended a new plan be adopted effective October 2003 and that an additional 250,000 shares be registered, subject to

The Cato Corporation
Notes to Consolidated Financial Statements

shareholder approval. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 32,487 shares, 38,463 shares and 44,500 shares for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

The Company has an Incentive Stock Option Plan and a Non- Qualified Stock Option Plan for key employees of the Company. Total shares issuable under the plans are 3,900,000, of which 825,000 shares are issuable under the Incentive Stock Option Plan and 3,075,000 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under the option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. No awards may be granted after July 31, 2004 and shares must be exercised within 10 years of the grant date unless otherwise authorized by the Board of Directors.

In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $11.81 to a key executive. In May 2002, the Board of Directors approved and granted under the 1999 Incentive Compensation Plan restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $27.31 to a key executive. These stock awards cliff vest after four years and the unvested portion is included in stockholders’ equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $750,000, $295,000 and $295,000 in fiscal 2002, 2001 and 2000, respectively.

Option plan activity for the three fiscal years ended February 1, 2003 is set forth below:

					Weighted
		Range of			Average
	Options	Option Prices			Price

Outstanding options, January 29, 2000	2,972,782	$1.50	–	$14.59	$9.39
Granted	46,250	9.59	–	14.38	11.66
Exercised	(425,350)	4.94	–	13.44	7.82
Cancelled	(56,300)	6.94	–	13.44	10.23

Outstanding options, February 3, 2001	2,537,382	4.94	–	14.59	9.68
Granted	21,750	12.66	–	18.91	16.17
Exercised	(778,182)	4.94	–	14.59	8.20
Cancelled	(25,700)	7.69	–	14.59	11.61

Outstanding options, February 2, 2002	1,755,250	4.94	–	18.91	10.39
Granted	45,500	18.05	–	26.76	20.89
Exercised	(344,100)	4.94	–	17.63	8.11
Cancelled	(14,700)	8.25	–	12.28	11.27

Outstanding options, February 1, 2003	1,441,950	$4.94	–	$26.76	$11.20

The following tables summarize stock option information at February 1, 2003:

			Options Outstanding

				Weighted Average
				Remaining	Weighted
Range of				Contractual	Average
Exercise Prices			Options	Life	Exercise Price

$4.94	–	$7.69	93,600	2.37 years	$7.52
$8.00	–	$9.59	493,400	4.72 years	$8.28
$10.66	–	$12.72	418,150	6.73 years	$12.40
$13.06	–	$26.76	436,800	6.22 years	$14.14

$4.94	–	$26.76	1,441,950	5.60 years	$11.20

			Options Exercisable

				Weighted
Range of				Average
Exercise Prices			Options	Exercise Price

$4.94	–	$7.69	93,600	$7.52
$8.00	–	$9.59	483,600	$8.26
$10.66	–	$12.72	211,750	$12.42
$13.06	–	$26.76	275,450	$13.35

$4.94	–	$26.76	1,064,400	$10.34

The Cato Corporation
Notes to Consolidated Financial Statements

Outstanding options at February 1, 2003 covered 717,000 shares of Class B Common Stock and 724,950 shares of Class A Common Stock. Outstanding options at February 2, 2002 covered 889,500 shares of Class B Common Stock and 865,750 shares of Class A Common Stock. Options available to be granted under the option plans were 421,618 at February 1, 2003 and 452,418 at February 2, 2002.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for fiscal 2002, 2001 and 2000 stock options granted been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and basic and diluted earnings per share amounts for fiscal 2002, 2001 and 2000 would approximate the following proforma amounts (dollars in thousands, except per share data):

		Stock-Based
		Employee
		Compensation
	As Reported	Cost*	Proforma

Net income — Fiscal 2002	$45,833	$(740)	$45,093
Basic earnings per share	$1.80	$(0.03)	$1.77
Diluted earnings per share	$1.77	$(0.03)	$1.74

Net income — Fiscal 2001	$43,086	$(1,593)	$41,493
Basic earnings per share	$1.71	$(0.06)	$1.65
Diluted earnings per share	$1.66	$(0.06)	$1.60

Net income — Fiscal 2000	$39,027	$(1,596)	$37,431
Basic earnings per share	$1.56	$(0.06)	$1.50
Diluted earnings per share	$1.53	$(0.06)	$1.47

* determined using fair value method

The weighted-average fair value of each option granted during fiscal 2002, 2001 and 2000 is estimated at $8.29, $8.19 and $5.45 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 2002, 2001 and 2000, respectively: expected dividend yield of 3.29%, 2.62% and 2.42%; expected volatility of 57.06%, 59.84% and 60.34%, adjusted for expected dividends; risk-free interest rate of 2.60%, 4.36% and 4.71%; and an expected life of 5 years for 2002, 2001 and 2000. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

In May 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

Total comprehensive income for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 is as follows (in thousands):

	February 1,	February 2,	February 3,
Fiscal Year Ended	2003	2002	2001

Net income	$45,833	$43,086	$39,027
Unrealized gains on available-for-sale securities	1,268	488	1,411
Income tax effect	(448)	(171)	(494)

Unrealized gains net of taxes	820	317	917

Total comprehensive income	$46,653	$43,403	$39,944

8.     EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 were approximately $1,906,000, $2,596,000 and $2,348,000, respectively.

The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended February 1, 2003, February 2, 2002 or February 3, 2001.

The Company is self-insured with respect to employee health, workers compensation and general liability claims. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for workers compensation and employee health and $100,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $8,970,000, $9,090,000 and $6,964,000 in fiscal 2002, 2001 and 2000, respectively.

The Cato Corporation
Notes to Consolidated Financial Statements

9.     LEASES:

The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are for periods of five years with renewal options and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. Equipment leases are generally for three to seven year periods.

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year
2003	$37,308
2004	28,581
2005	21,711
2006	15,406
2007	8,177

Total minimum lease payments	$111,183

The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 1,	February 2,	February 3,
Fiscal Year Ended	2003	2002	2001

Minimum rentals	$37,848	$37,117	$34,449
Contingent rent	389	471	479

Total rental expense	$38,237	$37,588	$34,928

10.     RELATED PARTY TRANSACTIONS:

The Company leases certain of its stores from entities in which Mr. George S. Currin, a director of the Company, has an ownership interest. Rent expense and related charges totaling $883,367, $785,936 and $523,853 were paid in fiscal 2002, 2001 and 2000, respectively, under these leases.

During 2000, 2001, 2002 and the first quarter of 2003, the Company made payments totaling $59,017, $70,651, $115,069 and $92,122 for the benefit of entities in which Mr. Wayland H. Cato, Jr., Chairman of the Board, and Mr. Edgar T. Cato, Former Vice Chairman of the Board and Co-Founder and Director, have a material interest. These payments were charged to expense in the periods indicated. The Company subsequently determined these payments were unrelated to the business of the Company. In April 2003, $362,557, including interest of $25,698, was reimbursed to the Company.

11.     INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

	February 1,	February 2,	February 3,
Fiscal Year Ended	2003	2002	2001

Current income taxes:
Federal	$24,572	$22,309	$18,461
State	1,364	469	954

Total	25,936	22,778	19,415

Deferred income taxes:
Federal	63	376	1,319
State	7	46	281

Total	70	422	1,600

Total income tax expense	$26,006	$23,200	$21,015

Significant components of the Company’s deferred tax assets and liabilities as of February 1, 2003 and February 2, 2002 are as follows (in thousands):

	February 1,	February 2,
	2003	2002

Deferred tax assets:
Bad debt reserve	$2,338	$2,288
Inventory valuation	1,739	1,282
Write-down of short-term investments	669	—
Restricted stock options	407	296
Unrealized losses on short-term investments	—	305
Other, net	2,972	936

Total deferred tax assets	8,125	5,107

Deferred tax liabilities:
Tax over book depreciation	11,682	5,898
Unrealized gains on short-term investments	143	—
Other, net	1,218	3,609

Total deferred tax liabilities	13,043	9,507

Net deferred tax liabilities	$4,918	$4,400

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	February 1,	February 2,	February 3,
Fiscal Year Ended	2003	2002	2001

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.2	0.9	1.6
Other	0.0	(0.9)	(1.6)

Effective income tax rate	36.2%	35.0%	35.0%

The Cato Corporation
Notes to Consolidated Financial Statements

12.     QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2002	First	Second	Third	Fourth

Retail sales	$196,617	$186,900	$158,217	$191,008
Total revenues(1)	200,491	190,715	162,228	194,897
Cost of goods sold	124,460	125,854	110,188	135,843
Gross margin	72,157	61,046	48,029	55,165
Income before income taxes	28,683	19,213	8,507	15,436
Net income	18,300	12,258	5,427	9,848
Basic earnings per share	$.72	$.48	$.21	$.39
Diluted earnings per share	$.71	$.47	$.21	$.38

Fiscal 2001	First	Second	Third	Fourth

Retail sales	$180,347	$172,444	$147,619	$185,243
Total revenues(2)	183,946	175,790	151,043	188,542
Cost of goods sold	116,391	118,093	101,743	130,139
Gross margin	63,956	54,351	45,876	55,104
Income before income taxes	24,485	16,867	7,746	17,188
Net income	15,916	10,963	5,035	11,172
Basic earnings per share	$.63	$.43	$.20	$.45
Diluted earnings per share	$.61	$.42	$.20	$.43

(1)	For the first three quarters of 2002, the Company reported interest and dividend income of $1,150, $1,673 and $1,147, respectively, as part of total revenues. Such amounts have been reclassified outside of total revenues. This reclassification had no impact on Income before income taxes or Net Income.

(2)	For the four quarters of 2001, the Company reported interest and dividend income of $1,784, $1,611, $1,827 and $1,115, respectively, as part of total revenues. Such amounts have been reclassified outside of total revenues. This reclassification had no impact on Income before income taxes or Net Income.

13.     REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 26 states, principally in the Southeast. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2002	Retail	Credit	Total

Revenues	$734,352	$13,979	$748,331
Depreciation	14,851	62	14,913
Interest and other income, net	(3,680)	—	(3,680)
Income before taxes	66,375	5,464	71,839
Total assets	310,173	73,237	383,410
Capital expenditures	28,953	—	28,953

Fiscal 2001	Retail	Credit	Total

Revenues	$686,092	$13,229	$699,321
Depreciation	10,821	65	10,886
Interest and other income, net	(6,299)	—	(6,299)
Income before taxes	62,786	3,500	66,286
Total assets	263,909	68,132	332,041
Capital expenditures	25,684	—	25,684

Fiscal 2000	Retail	Credit	Total

Revenues	$648,552	$13,985	$662,537
Depreciation	9,426	66	9,492
Interest and other income, net	(6,554)	—	(6,554)
Income before taxes	55,278	4,764	60,042
Total assets	244,199	66,543	310,742
Capital expenditures	27,195	35	27,230

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

14.     COMMITMENTS AND CONTINGENCIES:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $250,000 and $100,000, respectively. The Company paid claims of $1,652,000, $1,379,000 and $1,486,000 in fiscal 2002, 2001 and 2000, respectively. The Company had no outstanding letters of credit relating to such claims at February 1, 2003 or at February 2, 2002. See Note 6 for letters of credit related to purchase commitments, Note 8 for 401(k) plan contribution obligations and Note 9 for lease commitments.

The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance		Reserve
	for		for
	Doubtful		Rental
	Accounts (a)		Commitments (b)

	(In thousands)
Balance at January 29, 2000	$5,101		$1,771
Additions charged to costs and expenses	5,292		1,710
Additions charged to other accounts	878	(d)	—
Deductions	(5,849	)(c)	(1,832)

Balance at February 3, 2001	5,422		1,649
Additions charged to costs and expenses	5,913		691
Additions charged to other accounts	1,052	(d)	—
Deductions	(6,419	)(c)	(1,263)

Balance at February 2, 2002	5,968		1,077
Additions charged to costs and expenses	4,763		1,000
Additions charged to other accounts	887	(d)	—
Deductions	(5,519	)(c)	(1,121)

Balance at February 1, 2003	$6,099		$956

(a)	Deducted from trade accounts receivable.

(b)	Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c)	Uncollectible accounts written off.

(d)	Recoveries of amounts previously written off.

EXHIBIT INDEX

Designation of
Exhibit		Page

21	Subsidiaries of the Registrant	40
23	Consent of Independent Auditors	41

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ John P. Derham Cato John P. Derham Cato President, Vice Chairman of the Board and Chief Executive Officer	By	/s/ Michael O. Moore Michael O. Moore Executive Vice President Chief Financial Officer and Secretary

By	/s/ Robert M. Sandler Robert M. Sandler Senior Vice President Controller

Date: April 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Wayland H. Cato, Jr. Wayland H. Cato, Jr. (Director)	/s/ Robert W. Bradshaw, Jr. Robert W. Bradshaw, Jr. (Director)

/s/ John P. Derham Cato John P. Derham Cato (Director)	/s/ George S. Currin George S. Currin (Director)

/s/ Edgar T. Cato Edgar T. Cato (Director)	/s/ Grant L. Hamrick Grant L. Hamrick (Director)

/s/ Michael O. Moore Michael O. Moore (Director)	/s/ James H. Shaw James H. Shaw (Director)

/s/ Clarice Cato Goodyear Clarice Cato Goodyear (Director)	/s/ A.F. (Pete) Sloan A.F. (Pete) Sloan (Director)

/s/ Thomas E. Cato Thomas E. Cato (Director)

CERTIFICATION

     I, John P. Derham Cato, President, Vice Chairman of the Board and Chief Executive Officer of The Cato Corporation, certify that:

     1.     I have reviewed this annual report on Form 10-K of The Cato Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses:

Date: April 30, 2003

/s/ John P. Derham Cato John P. Derham Cato President, Vice Chairman of the Board and Chief Executive Officer

CERTIFICATION

     I, Michael O. Moore Cato, Executive Vice President, Chief Financial Officer and Secretary of The Cato Corporation, certify that:

     1.     I have reviewed this annual report on Form 10-K of The Cato Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses:

Date: April 30, 2003

/s/ Michael O. Moore Michael O. Moore Executive Vice President Chief Financial Officer and Secretary