Form 10-Q
period 2003-05-03
CATO CORP
filed 2003-06-05
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number   0-3747

THE CATO CORPORATION AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Delaware	56-0484485

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Yes X No

As of May 20, 2003, there were 19,610,749 shares of Class A common stock and 5,827,649 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

May 3, 2003

Table of Contents

Page
No.

PART I — FINANCIAL INFORMATION (UNAUDITED)

Condensed Consolidated Statements of Income	2
For the Three Months Ended May 3, 2003 and May 4, 2002

Condensed Consolidated Balance Sheets	3
At May 3, 2003, May 4, 2002 and February 1, 2003

Condensed Consolidated Statements of Cash Flows	4
For the Three Months Ended May 3, 2003 and May 4, 2002

Notes to Condensed Consolidated Financial Statements	5–10
For the Three Months Ended May 3, 2003 and May 4, 2002

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11–16

Control Procedures	17

PART II — OTHER INFORMATION	18-23

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	May 3,	May 4,
	2003	2002
	(Unaudited)	(Unaudited)

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$197,304	$196,617
Other income (principally finance, late, and layaway charges)	3,906	3,874

Total revenues	201,210	200,491

COSTS AND EXPENSES, NET
Cost of goods sold	126,998	124,460
Selling, general and administrative	43,444	45,383
Depreciation	4,451	3,108
Interest and other income, net	(1,127)	(1,143)

Costs and expenses, net	173,766	171,808

INCOME BEFORE INCOME TAXES	27,444	28,683
Income tax expense	9,962	10,383

NET INCOME	$17,482	$18,300

BASIC EARNINGS PER SHARE	$.69	$.72

DILUTED EARNINGS PER SHARE	$.68	$.71

DIVIDENDS PER SHARE	$.15	$.135

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3,	May 4,
	2003	2002	February 1,
	(Unaudited)	(Unaudited)	2003

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$43,986	$68,392	$32,065
Short-term investments	75,069	40,071	74,871
Accounts receivable — net	53,340	51,614	54,116
Merchandise inventories	102,306	92,578	93,457
Deferred income taxes	1,326	969	1,392
Prepaid expenses	5,787	5,587	4,990

Total Current Assets	281,814	259,211	260,891
Property and equipment — net	113,156	102,903	113,307
Other assets	9,604	9,158	9,212

Total	$404,574	$371,272	$383,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,491	$70,785	$66,620
Accrued expenses	23,600	25,146	28,776
Income taxes	12,572	11,083	2,886

Total Current Liabilities	107,663	107,014	98,282
Deferred income taxes	6,310	5,177	6,310
Other noncurrent liabilities	8,672	8,365	8,654

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 25,258,428 shares, 25,135,542 shares and 25,218,678 shares at May 3, 2003, May 4, 2002, and February 1, 2003, respectively	842	838	840
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 6,085,149 shares, 5,985,149 shares and 6,085,149 shares at May 3, 2003, May 4, 2002 and February 1, 2003, respectively	203	199	203
Additional paid-in capital	95,428	89,444	94,947
Retained earnings	249,568	219,853	235,904
Accumulated other comprehensive gains (losses)	367	(876)	253
Unearned compensation – restricted stock awards	(2,130)	(320)	(2,375)

	344,278	309,138	329,772
Less Class A common stock in treasury, at cost (5,906,179 shares at May 3, 2003, 5,675,179 shares at May 4, 2002, and 5,741,179 shares at February 1, 2003, respectively)	(62,349)	(58,422)	(59,608)

Total Shareholders’ Equity	281,929	250,716	270,164

Total	$404,574	$371,272	$383,410

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	May 3,	May 4,
	2003	2002
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$17,482	$18,300

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,451	3,108
Amortization of investment premiums	3	29
Compensation expense related to restricted stock awards	245	74
Loss on disposal of property and equipment	102	187
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	776	679
Merchandise inventories	(8,849)	(12,171)
Other assets	(1,189)	(1,013)
Accrued income taxes	9,686	10,263
Accounts payable and other liabilities	(221)	12,758

Net cash provided by operating activities	22,486	32,214

INVESTING ACTIVITIES
Expenditures for property and equipment	(4,402)	(6,061)
Purchases of short-term investments	(2,347)	(645)
Sales of short-term investments	2,260	3,159

Net cash used in investing activities	(4,489)	(3,547)

FINANCING ACTIVITIES
Dividends paid	(3,817)	(3,408)
Purchases of treasury stock	(2,741)	--
Proceeds from employee stock purchase plan	245	247
Proceeds from stock options exercised	237	1,114

Net cash used in financing activities	(6,076)	(2,047)

Net increase in cash and cash equivalents	11,921	26,620

Cash and cash equivalents at beginning of period	32,065	41,772

Cash and cash equivalents at end of period	$43,986	$68,392

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003 AND MAY 4, 2002

NOTE 1 — GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown as of and for the periods ended May 3, 2003 and May 4, 2002 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

Total comprehensive income for the quarters ended May 3, 2003 and May 4, 2002 was $17,596,000 and $17,991,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In the first quarter of fiscal 2003, the Company repurchased 165,000 shares of Class A Common Stock for $2,740,619, or an average market price of $16.61 per share. In the first quarter of fiscal 2002, the Company accepted in an option transaction from an officer for payment of an option exercise, 48,681 mature shares of Class A Common Stock for $1,144,500, or an average market price of $23.51 per share, the average fair market value on the date of the exchange.

In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003 AND MAY 4, 2002

NOTE 1 — GENERAL (CONTINUED):

The provisions for income taxes are based on the Company’s estimated annual effective tax rate. As allowed by SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes are calculated annually.

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company adopted SFAS No. 145 in fiscal 2002 and the impact on its financial position and results of operations of the adoption was not material.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003 AND MAY 4, 2002

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

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

On November 25, 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies”, SFAS No. 57, “Related Party Disclosures”, and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company adopted Interpretation No. 45 on February 2, 2003 and the impact of this Interpretation on the Company’s financial position or results of operations was not material and additional disclosure is not required.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and the annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003 AND MAY 4, 2002

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for the first quarter 2003 and 2002 stock options granted been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and basic and diluted earnings per share amounts for the first quarter 2003 and 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

		Stock-Based
		Employee
		Compensation
	As Reported	Cost*	Proforma

Net income — First Quarter 2003	$17,482	$(135)	$17,347
Basic earnings per share	$0.69	$(0.01)	$0.68
Diluted earnings per share	$0.68	$(0.01)	$0.67

Net income — First Quarter 2002	$18,300	$(214)	$18,086
Basic earnings per share	$0.72	$(0.01)	$0.71
Diluted earnings per share	$0.71	$(0.01)	$0.70

*determined using fair value method

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003 AND MAY 4, 2002

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this interpretation did not materially affect the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. We do not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

NOTE 3 — EARNINGS PER SHARE:

Earnings per share is calculated by dividing net income by the weighted-average number of Class A and Class B common shares outstanding during the respective periods. The weighted-average shares outstanding is used in the basic earnings per share calculation, while the weighted-average shares and common stock equivalents outstanding are used in the diluted earnings per share calculation.

	Three Months Ended

	May 3,	May 4,
	2003	2002

Weighted-average shares outstanding	25,439,385	25,279,022
Dilutive effect of stock options	357,121	589,567

Weighted-average shares and common stock equivalents (stock options) outstanding	25,796,506	25,868,589

NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended May 3, 2003 and May 4, 2002 were $292,000 and $119,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 3, 2003 AND MAY 4, 2002

NOTE 5 — FINANCING ARRANGEMENTS:

At May 3, 2003, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the three months ended May 3, 2003 or the fiscal year ended February 1, 2003.

NOTE 6 — REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

	Three Months Ended

	May 3,	May 4,
	2003	2002

Revenues:
Retail	$197,598	$197,164
Credit	3,612	3,327

Total	$201,210	$200,491

Income before income taxes:
Retail	$26,476	$27,435
Credit	968	1,248

Total	$27,444	$28,683

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended

	May 3,	May 4,
	2003	2002

Total retail sales	100.0%	100.0%
Total revenues	102.0	102.6
Cost of goods sold	64.4	63.3
Selling, general and administrative	22.0	23.1
Depreciation	2.3	1.6
Interest and other, net	(0.6)	(0.6)
Income before income taxes	13.9	14.6
Net income	8.9	9.3

Comparison of First Quarter of 2003 with 2002.

Total retail sales for the first quarter of 2003 were $197.3 million, virtually equivalent to sales of $196.6 million for the first quarter of 2002. Same-store sales decreased 7% in this year’s first quarter. The flat retail sales for the first quarter resulted from continued difficult economic conditions. The Company operated 1,035 stores at May 3, 2003 compared to 949 stores at the end of last year’s first quarter.

Other income for the first quarter of 2003 remained flat to the prior year’s comparable periods. The increase in finance charge income was offset by a decrease in late charge fee income on the Company’s customer accounts receivable.

Cost of goods sold were 64.4% of total retail sales for the current year’s first quarter, compared to 63.3% for last year’s first three months. The increase in cost of goods sold as a percent of retail sales resulted from flat sales to last year’s first quarter and increased markdowns.

Selling, general and administrative (SG&A) expenses were $43.4 million, or 22.0% of retail sales, for this year’s first quarter compared to $45.4 million, or 23.1% of retail sales, in last year’s first quarter. SG&A expenses as a percentage of retail sales declined 110 basis points. The overall decrease in SG&A expenses resulted primarily from reduced incentive based performance bonus programs.

Depreciation expense was $4.4 million, or 2.3% of retail sales, for this year’s first quarter compared to $3.1 million, or 1.6% of retail sales, in last year’s first quarter. The increase resulted primarily from the Company’s store development and implementation of an enterprise-wide information system in August 2002.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction”. SFAS No. 145 rescinds SFAS

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”. Because of the rescission of SFAS No. 4, the gains and losses from the extinguishment of debt are no longer required to be classified as extraordinary items. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 makes various technical corrections to existing pronouncements that are not substantive in nature. The Company adopted SFAS No. 145 in fiscal 2002 and the impact on its financial position and results of operations of the adoption was not material.

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

On November 25, 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies”, SFAS No. 57, “Related Party Disclosures”, and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which it supersedes. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company adopted Interpretation No. 45 on February 2, 2003 and the impact of this Interpretation on the Company’s financial position or results of operations was not material and additional disclosure is not required.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and the annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for the first quarter 2003 and 2002 stock options granted been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and basic and diluted earnings per share amounts for the first quarter 2003 and 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

		Stock-Based
		Employee
		Compensation
	As Reported	Cost*	Proforma

Net income — First Quarter 2003	$17,482	$(135)	$17,347
Basic earnings per share	$0.69	$(0.01)	$0.68
Diluted earnings per share	$0.68	$(0.01)	$0.67

Net income — First Quarter 2002	$18,300	$(214)	$18,086
Basic earnings per share	$0.72	$(0.01)	$0.71
Diluted earnings per share	$0.71	$(0.01)	$0.70

*determined using fair value method

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this interpretation did not materially affect the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. We do not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At May 3, 2003, the Company had working capital of $174.2 million, compared to $152.2 million at May 4, 2002 and $162.6 million at February 1, 2003. Cash provided by operating activities was $22.5 million for the three months ended May 3, 2003, compared to $32.2 million for last year’s comparable three month period. The decrease in net cash provided by operating activities resulted primarily from a decrease in net income, payments related to accounts payable and other liabilities made prior to the end of first quarter of 2003 versus after the end of first quarter 2002 offset by the smaller increase in inventories. At May 3, 2003, the Company had cash, cash equivalents, and short-term investments of $119.1 million, compared to $108.5 million at May 4, 2002 and $106.9 million at February 1, 2003.

Net cash used in investing activities totaled $4.5 million for the first three months of 2003 compared to $3.5 million for the comparable period of 2002. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in technology. Additionally, the increase in cash used was in part related to an increase in purchases of short-term investments offset by a decrease in capital expenditures in fiscal 2003 as compared to fiscal 2002.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Expenditures for property and equipment totaled $4.4 million for the three months ended May 3, 2003, compared to $6.1 million of expenditures in last year’s first three months. The Company expects total capital expenditures to be approximately $25 million for the current fiscal year. The Company intends to open approximately 90 new stores, close 10 stores and to relocate 25 stores during the current fiscal year. For the three months ended May 3, 2003, the Company had opened 13 new stores and relocated 5 stores.

Net cash used in financing activities totaled $6.1 million for the first three months of 2003 compared to $2.0 million for the comparable period of 2002. The increase was due primarily to an increase in its share buyback program, increase in dividends paid and a reduction in stock options exercised in fiscal 2003 as compared to fiscal 2002.

At May 3, 2003, the Company had an unsecured revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the three months ended May 3, 2003, or the fiscal year ended February 1, 2003.

In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

The Company does not use derivative financial instruments. At May 3, 2003, May 4, 2002, and February 1, 2003, the Company’s investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive gains or losses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements during fiscal 2003.

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
CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the appropriate rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of May 3, 2003. Each has concluded that these controls and procedures are effective.

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

During 2002 and the first quarter of 2003, the Company made payments for the benefit of entities in which Mr. Wayland H. Cato, Jr., Chairman of the Board, and Mr. Edgar T. Cato, Former Vice Chairman of the Board and Co-Founder and Director, have a material interest. The Company subsequently determined these payments were unrelated to the business of the Company. Amounts, including interest, have been repaid. In the course of the evaluation by the Chief Executive Officer and the Chief Financial Officer described above, the Company implemented a change in it internal controls to prevent the payment of similar expenses in the future. As a result of this change, all future payment requests for or on behalf of related parties will require the prior review by and approval of the Chief Financial Officer.

There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  None

     (B)  No Reports on Form 8-K were filed during the quarter ended May 3, 2003.

SIGNATURES PAGE AND CERTIFICATES

PART II OTHER INFORMATION (CONTINUED)

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

June 5, 2003	/s/ John P. Derham Cato

Date	John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

June 5, 2003	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

June 5, 2003	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller

CERTIFICATION

I, John P. Derham Cato, President, Vice Chairman of the Board and Chief Executive Officer of The Cato Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Cato Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ John P. Derham Cato John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

CERTIFICATION

I, Michael O. Moore, Executive Vice President, Chief Financial Officer and Secretary of The Cato Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Cato Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ Michael O. Moore Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary