Form 10-Q
period 2003-08-02
CATO CORP
filed 2003-09-12
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Yes [X] No [ ]

As of August 19, 2003, there were 19,864,378 shares of Class A common stock and 5,637,834 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

August 2, 2003

Table of Contents

Page
No.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Condensed Consolidated Statements of Income For the Three Months and Six Months Ended August 2, 2003 and August 3, 2002	2
Condensed Consolidated Balance Sheets At August 2, 2003, August 3, 2002 and February 1, 2003	3
Condensed Consolidated Statements of Cash Flows For the Six Months Ended August 2, 2003 and August 3, 2002	4
Notes to Condensed Consolidated Financial Statements For the Three Months and Six Months Ended August 2, 2003 and August 3, 2002	5–10
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11–15
Control Procedures	16
PART II - OTHER INFORMATION	17–40

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$188,218	$186,900	$385,522	$383,517
Other income (principally finance, late, and layaway charges)	3,775	3,815	7,681	7,689

Total revenues	191,993	190,715	393,203	391,206

COSTS AND EXPENSES, NET
Cost of goods sold	132,616	125,854	259,614	250,314
Selling, general and administrative	44,565	44,061	88,010	89,444
Depreciation	4,562	3,254	9,013	6,362
Interest and other income, net	(1,887)	(1,667)	(3,014)	(2,810)

Costs and expenses, net	179,856	171,502	353,623	343,310

INCOME BEFORE INCOME TAXES	12,137	19,213	39,580	47,896
Income tax expense	4,406	6,955	14,368	17,338

NET INCOME	$7,731	$12,258	$25,212	$30,558

BASIC EARNINGS PER SHARE	$.30	$.48	$.99	$1.20

DILUTED EARNINGS PER SHARE	$.30	$.47	$.98	$1.18

DIVIDENDS PER SHARE	$.16	$.15	$.31	$.285

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2,	August 3,
	2003	2002	February 1,
	(Unaudited)	(Unaudited)	2003

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$59,836	$73,517	$32,065
Short-term investments	66,255	37,474	74,871
Accounts receivable - net	53,092	51,973	54,116
Merchandise inventories	79,998	86,372	93,457
Deferred income taxes	1,530	983	1,392
Prepaid expenses	5,651	4,875	4,990

Total Current Assets	266,362	255,194	260,891
Property and equipment - net	113,131	107,666	113,307
Other assets	9,617	9,128	9,212

Total	$389,110	$371,988	$383,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,304	$62,660	$66,620
Accrued expenses	27,698	29,505	28,776
Income taxes	8,012	7,921	2,886

Total Current Liabilities	88,014	100,086	98,282
Deferred income taxes	6,310	5,177	6,310
Other noncurrent liabilities	8,700	8,343	8,654

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 25,612,313 shares, 25,156,782 shares and 25,218,678 shares at August 2, 2003, August 3, 2002, and February 1, 2003, respectively	854	839	840
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,796,078 shares, 6,085,149 shares and 6,085,149 shares at August 2, 2003, August 3, 2002 and February 1, 2003, respectively	193	202	203
Additional paid-in capital	96,087	92,355	94,947
Retained earnings	253,226	228,288	235,904
Accumulated other comprehensive gains (losses)	10	(901)	253
Unearned compensation – restricted stock awards	(1,935)	(2,863)	(2,375)

	348,435	317,920	329,772
Less Class A common stock in treasury, at cost (5,906,179 shares at August 2, 2003, 5,737,079 shares at August 3, 2002, and 5,741,179 shares at February 1, 2003, respectively)	(62,349)	(59,538)	(59,608)

Total Shareholders’ Equity	286,086	258,382	270,164

Total	$389,110	$371,988	$383,410

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	August 2,	August 3,
	2003	2002
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$25,212	$30,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,013	6,362
Amortization of investment premiums	4	48
Compensation expense related to restricted stock awards	440	261
Loss on disposal of property and equipment	243	283
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	1,024	320
Merchandise inventories	13,459	(5,965)
Other assets	(1,066)	(271)
Accounts payable and other liabilities	(15,485)	8,956
Accrued income taxes	5,126	7,101

Net cash provided by operating activities	37,970	47,653

INVESTING ACTIVITIES
Expenditures for property and equipment	(9,080)	(14,174)
Purchases of short-term investments	(7,686)	(234)
Sales of short-term investments	16,055	5,300

Net cash used in investing activities	(711)	(9,108)

FINANCING ACTIVITIES
Dividends paid	(7,874)	(7,230)
Purchases of treasury stock	(2,741)	(1,116)
Proceeds from employee stock purchase plan	245	263
Proceeds from stock options exercised	882	1,283

Net cash used in financing activities	(9,488)	(6,800)

Net increase in cash and cash equivalents	27,771	31,745
Cash and cash equivalents at beginning of period	32,065	41,772

Cash and cash equivalents at end of period	$59,836	$73,517

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2003
AND AUGUST 3, 2002

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the Company), and all amounts shown as of and for the periods ended August 2, 2003 and August 3, 2002 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

The Company’s short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in condensed consolidated balance sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

Total comprehensive income for the second quarter and six months ended August 2, 2003 was $7,374,000 and $24,969,000, respectively. Total comprehensive income for the second quarter and six months ended August 3, 2002 was $12,234,000 and $30,224,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

For the six months ended August 2, 2003, the Company repurchased 165,000 shares of Class A Common Stock for $2,740,619, or an average market price of $16.61 per share, all which incurred in the first quarter of fiscal 2003. For the six months ended August 3, 2002, the Company repurchased and accepted a combined total of 110,581 mature shares of Class A Common Stock for $2,260,264, or an average market price of $20.44 per share. In the second quarter of fiscal 2002, the Company repurchased 61,900 shares of Class A Common Stock for $1,115,764, or an average

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2003
AND AUGUST 3, 2002

NOTE 1 – GENERAL (CONTINUED):

market price of $18.03 per share. Additionally, in the first quarter of fiscal 2002, the Company accepted in an option transaction from an officer for payment of an option exercise, 48,681 mature shares of Class A Common Stock for $1,144,500, or an average market price of $23.51 per share, the average fair market value on the date of the exchange.

In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

On August 22, 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and Chairman of the Board and a limited partnership affiliated with Edgar T. Cato, a Company founder and a member of the Board of Directors. Shares were purchased at $18.50 per share (a 21% discount off the then market value) for a total cost of $95,043,454 which was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. Both the repurchase of the shares from the co-founders and the new term loan facility will be recorded in the Company’s third quarter.

On August 29, 2003, the Company entered into agreements with Mr. Wayland H. Cato, Jr., a Company founder and Chairman of the Board and Mr. Edgar T. Cato, a Company founder and a member of the Board of Directors. The agreements provide for the retirement of Mr. Wayland Cato and Mr. Edgar Cato from the Company and the Board of Directors effective January 31, 2004. Mr. Wayland Cato will be available to the Company for consulting services following his retirement. In the third quarter of fiscal 2003, the Company expects to take a charge of approximately $2.8 million representing the present value of certain payments and benefits to Mr. Wayland Cato and Mr. Edgar Cato under the terms of the agreements. The charge will be approximately $1.8 million on an after-tax basis, or $.08 per diluted share for the third quarter and year. The benefits include compensation for three years commencing on the retirement date, life insurance coverage for three years, continuation of medical insurance coverage, and assistance with the relocation of their offices and are in consideration of the consulting services, non-competition covenants and confidentiality covenants, among other obligations of the retirees.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2003
AND AUGUST 3, 2002

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and the annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for the stock options granted been determined consistent with SFAS No. 123, “Accounting for

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2003
AND AUGUST 3, 2002

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

Stock-Based Compensation”, the Company’s net income and basic and diluted earnings per share amounts for the three months ended August 2, 2003 and August 3, 2002 and for the six months ended August 2, 2003 and August 3, 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

		Three Months Ended		Six Months Ended

		August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

	Net income – as reported	$7,731	$12,258	$25,212	$30,558
*	Pro forma stock-based compensation cost	(131)	(179)	(266)	(391)

	Net income – pro forma	$7,600	$12,079	$24,946	$30,167
	Net income per share as reported:
	Basic earnings per share	$.30	$.48	$.99	$1.20
	Diluted earnings per share	$.30	$.47	$.98	$1.18
	Net income per share-pro forma
	Basic earnings per share	$.30	$.47	$.98	$1.18
	Diluted earnings per share	$.29	$.46	$.97	$1.16

* determined using fair value method

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of this interpretation had no effect on the Company’s financial position or results of operations.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2003
AND AUGUST 3, 2002

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

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Weighted-average shares outstanding	25,478,008	25,516,138	25,458,696	25,397,580
Dilutive effect of stock options	410,325	503,984	391,925	550,970

Weighted-average shares and common stock equivalents (stock options) outstanding	25,888,333	26,020,122	25,850,621	25,948,550

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended August 2, 2003 and August 3, 2002 were $9,277,450 and $10,364,500, respectively.

NOTE 5 - FINANCING ARRANGEMENTS:

On August 22, 2003, the Company entered into a new $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR.

On August 22, 2003, the Company entered into a new revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 22, 2006, unless extended. This agreement replaces a prior revolving credit agreement which was due to expire on October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the six months ended August 2, 2003 or the fiscal year ended February 1, 2003.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2003
AND AUGUST 3, 2002

NOTE 6 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Revenues:
Retail	$188,415	$187,296	$386,013	$384,460
Credit	3,578	3,419	7,190	6,746

Total	$191,993	$190,715	$393,203	$391,206

Income before income taxes:
Retail	$11,066	$17,808	$37,541	$45,243
Credit	1,071	1,405	2,039	2,653

Total	$12,137	$19,213	$39,580	$47,896

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	102.0	102.0	101.9	102.0
Cost of goods sold	70.5	67.3	67.4	65.3
Selling, general and administrative	23.7	23.6	22.8	23.3
Depreciation	2.4	1.7	2.3	1.6
Interest and other, net	(1.0)	(0.9)	(0.8)	(0.7)
Income before income taxes	6.4	10.3	10.2	12.5
Net income	4.1	6.6	6.5	8.0

Comparison of Second Quarter and First Six Months of 2003 with 2002.

Total retail sales for the second quarter were $188.2 million compared to last year’s second quarter sales of $186.9 million, a 1% increase. Same-store sales decreased 7% in the second quarter of fiscal 2003. For the six months ended August 2, 2003, total retail sales were $385.5 million compared to last year’s first six months sales of $383.5 million, a 1% increase, and same-store sales decreased 7% for the comparable six month period. The soft retail sales for the first six months of 2003 resulted from continued difficult economic conditions. The Company operated 1,051 stores at August 2, 2003 compared to 972 stores at the end of last year’s second quarter.

Other income for the second quarter of 2003 decreased 1% over the prior year’s comparable period. The decrease in the second quarter resulted primarily from decreased layaway fees. Other income for the first six months of 2003 was virtually equivalent to the comparable six month period last year.

Cost of goods sold were 70.5% and 67.4% of total retail sales for the second quarter and first six months of 2003, respectively, compared to 67.3% and 65.3% for prior year’s comparable three and six month periods, respectively. The increase in cost of goods sold as a percent of retail sales for the first six months of 2003 resulted primarily from lower than planned sales and additional markdowns taken to bring inventory levels in line with sales trends.

Selling, general and administrative (SG&A) expenses were $44.6 million, or 23.7% and $88.0 million, or 22.8% for the second quarter and first six months of this year, compared to $44.1

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):

million, or 23.6% and $89.4 million, or 23.3% of retail sales for prior year’s comparable three and six month periods, respectively. SG&A expenses as a percentage of retail sales increased 10 basis points for the second quarter of 2003 as compared to the prior year and decreased 50 basis points for the first six months of 2003, as compared to the prior year. The overall decrease in SG&A expenses for the first six months of 2003 results primarily from reduced incentive based performance bonus programs.

Depreciation expense was $4.6 million, or 2.4% and $9.0 million or 2.3% of retail sales, for the second quarter and first six months of fiscal 2003, compared to $3.3 million, or 1.7% and $6.4 million, or 1.6% of retail sales, for prior year’s comparable three and six month periods, respectively. The increase resulted primarily from the Company’s store development and depreciation of the Company’s enterprise-wide information system which was implemented in August 2002.

CRITICAL ACCOUNTING POLICIES:

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

STOCK OPTIONS:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for

\

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STOCK OPTIONS (CONTINUED):

the stock options granted been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and basic and diluted earnings per share amounts for the three months ended August 2, 2003 and August 3, 2002 and for the six months ended August 2, 2003 and August 3, 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

		Three Months Ended		Six Months Ended

		August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

	Net income – as reported	$7,731	$12,258	$25,212	$30,558
*	Pro forma stock-based compensation cost	(131)	(179)	(266)	(391)

	Net income – pro forma	$7,600	$12,079	$24,946	$30,167
	Net income per share as reported:
	Basic earnings per share	$.30	$.48	$.99	$1.20
	Diluted earnings per share	$.30	$.47	$.98	$1.18
	Net income per share-pro forma
	Basic earnings per share	$.30	$.47	$.98	$1.18
	Diluted earnings per share	$.29	$.46	$.97	$1.16

* determined using fair value method

LIQUIDITY AND CAPITAL RESOURCES:

At August 2, 2003, the Company had working capital of $178.3 million, compared to $155.1 million at August 3, 2002 and $162.6 million at February 1, 2003. Cash provided by operating activities was $38.0 million for the six months ended August 2, 2003, compared to $47.7 million for last year’s comparable six month period. The decrease in net cash provided by operating activities resulted primarily from a decrease in net income, payments related to accounts payable and other liabilities made prior to the end of second quarter of 2003 versus after the end of second quarter 2002 partially offset by a decrease in inventories. At August 2, 2003, the Company had cash, cash equivalents, and short-term investments of $126.1 million, compared to $111.0 million at August 3, 2002 and $106.9 million at February 1, 2003.

Net cash used in investing activities totaled $.7 million for the first six months of 2003 compared to $9.1 million for the comparable period of 2002. Cash was used to fund capital expenditures for new, relocated and remodeled stores and for investments in technology. Additionally, the decrease in cash used was in part related to an increase in purchases of short-term investments offset by a

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

decrease in capital expenditures and an increase in the sale of short-term investments in fiscal 2003 as compared to fiscal 2002.

Expenditures for property and equipment totaled $9.1 million for the six months ended August 2, 2003, compared to $14.2 million of expenditures in last year’s first six months. The Company expects total capital expenditures to be approximately $31 million for the current fiscal year. The Company intends to open approximately 90 new stores, close 10 stores and to relocate 25 stores during the current fiscal year. For the six months ended August 2, 2003, the Company had opened 29 new stores and relocated 12 stores.

Net cash used in financing activities totaled $9.5 million for the first six months of 2003 compared to $6.8 million for the comparable period of 2002. The increase was due primarily to an increase in its share buyback program, increase in dividends paid and a reduction in proceeds from stock options exercised in fiscal 2003 as compared to fiscal 2002.

In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

On August 22, 2003, the Company entered into a new $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR.

On August 22, 2003, the Company entered into a new revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 22, 2006, unless extended. This agreement replaces a prior revolving credit agreement which was due to expire on October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance. There were no borrowings outstanding during the six months ended August 2, 2003 or the fiscal year ended February 1, 2003.

The Company does not use derivative financial instruments. At August 2, 2003, August 3, 2002, and February 1, 2003, the Company’s investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive gains or losses.

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

FORWARD LOOKING STATEMENTS:

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

THE CATO CORPORATION
CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the appropriate rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of August 2, 2003. Each has concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS:

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

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Following are the results of the matters voted upon at the Company’s Annual Meeting which was held on May 22, 2003.

     Election of Directors:

Mr. John P. Derham Cato	—	For 72,509,261 ;	Abstaining	3,854,345
Ms. Clarice Cato Goodyear	—	For 72,445,256 ;	Abstaining	3,918,350
Mr. James H. Shaw	—	For 75,597,838 ;	Abstaining	765,768

     Adoption of The Cato Corporation 2003 Employee Stock Purchase Plan

For 74,160,620 ;	Abstaining 2,097,861 ;	Against 105,125

ITEM 5. OTHER INFORMATION

     The Registrant announced on September 3, 2003 that it had entered into separate agreements, each dated as of August 29, 2003, with Mr. Wayland H. Cato, Jr., a founder of the Registrant and Chairman of the Board, and Mr. Edgar T. Cato, a founder of the Registrant and member of the Board of Directors. The agreements provide for the retirement of Mr. Wayland Cato and Mr. Edgar Cato from the Registrant and the Board of Directors effective January 31, 2004. Mr. Wayland Cato will be available to the Registrant for consulting services following his retirement.

     The Registrant further announced that it expects to take a charge of approximately $2.8 million in its third quarter ending November 1, 2003, representing the present value of certain payments and benefits to Mr. Wayland Cato and Mr. Edgar Cato under the terms of the agreements. The charge will be approximately $1.8 million on an after-tax basis, or $.08 per diluted share for the third quarter ending November 1, 2003, and the fiscal year ending January 31, 2004.

PART II OTHER INFORMATION (CONTINUED):

THE CATO CORPORATION

     Copies of the agreements are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively. A copy of the press release announcing the agreements is filed as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(A)

Exhibit No.	ITEM

4.1	Loan Agreement, dated as of August 22, 2003, between the Registrant and Branch Banking and Trust Company (Not filed herewith. The Registrant hereby agrees to furnish a copy of this agreement to the Securities and Exchange Commission upon request.)

10.1	Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr.

10.2	Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato

99.1	Press Release issued September 3, 2003

(B)	Form 8-K was filed on July 23, 2003 disclosing the July 22, 2003 Press Release whereby the Company entered into an agreement to purchase the entire holdings of Class B Common Stock from the Company’s Co-Founders.

SIGNATURES PAGE AND CERTIFICATES

PART II OTHER INFORMATION (CONTINUED):

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

September 12, 2003	/s/ John P. Derham Cato

Date	John P. Derham Cato
President, Vice Chairman of the Board
and Chief Executive Officer

September 12, 2003	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

September 12, 2003	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller