Form 10-Q
period 2003-11-01
CATO CORP
filed 2003-12-15
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 1, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number	0-3747

THE CATO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-0484485

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Yes   X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes   X   No ___

As of November 18, 2003, there were 20,001,167 shares of Class A common stock and 500,350 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

November 1, 2003

Table of Contents

Page
No.

PART I — FINANCIAL INFORMATION (UNAUDITED)

Condensed Consolidated Statements of Income	2
For the Three Months and Nine Months Ended
November 1, 2003 and November 2, 2002

Condensed Consolidated Balance Sheets	3
At November 1, 2003, November 2, 2002 and February 1, 2003

Condensed Consolidated Statements of Cash Flows	4
For the Nine Months Ended November 1, 2003 and November 2, 2002

Notes to Condensed Consolidated Financial Statements	5–10
For the Three Months and Nine Months Ended
November 1, 2003 and November 2, 2002

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	11–15

Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

Signatures Page and Certification	18-23

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

		(Dollars in thousands, except per share data)

REVENUES
Retail sales	$153,171	$158,217	$538,693	$541,734
Other income (principally finance, late, and layaway charges)	3,958	4,011	11,639	11,700

Total revenues	157,129	162,228	550,332	553,434

COSTS AND EXPENSES, NET
Cost of goods sold	108,557	110,188	368,171	360,502
Selling, general and administrative	42,809	40,533	130,819	129,976
Depreciation	4,713	4,143	13,726	10,505
Interest and other income, net	(201)	(1,143)	(3,216)	(3,952)

Costs and expenses, net	155,878	153,721	509,500	497,031

INCOME BEFORE INCOME TAXES	1,251	8,507	40,832	56,403
Income tax expense	454	3,080	14,822	20,418

NET INCOME	$797	$5,427	$26,010	$35,985

BASIC EARNINGS PER SHARE	$.04	$.21	$1.08	$1.41

DILUTED EARNINGS PER SHARE	$.04	$.21	$1.06	$1.39

DIVIDENDS PER SHARE	$.16	$.15	$.47	$.435

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	November 2,	February 1,
	2003	2002	2003
	(Unaudited)	(Unaudited)

		(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$17,086	$49,528	$32,065
Short-term investments	40,036	54,627	74,871
Accounts receivable — net	51,178	52,303	54,116
Merchandise inventories	101,874	104,775	93,457
Deferred income taxes	1,631	1,069	1,392
Prepaid expenses	5,671	5,020	4,990

Total Current Assets	217,476	267,322	260,891
Property and equipment — net	114,677	111,351	113,307
Other assets	9,578	9,144	9,212

Total	$341,731	$387,817	$383,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,947	$77,240	$66,620
Accrued expenses	29,218	30,584	28,776
Income taxes	5,004	6,011	2,886
Current portion of long-term debt	6,000	—	—

Total Current Liabilities	112,169	113,835	98,282
Deferred income taxes	6,310	5,177	6,310
Long term debt	23,000	—	—
Other noncurrent liabilities	10,815	8,412	8,654

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 25,907,346 shares, 25,188,736 shares and 25,218,678 shares at November 1, 2003, November 2, 2002, and February 1, 2003, respectively	863	840	840
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,637,834 shares, 6,085,149 shares and 6,085,149 shares at November 1, 2003, November 2, 2002 and February 1, 2003, respectively	188	203	203
Additional paid-in capital	97,476	92,741	94,947
Retained earnings	250,754	229,889	235,904
Accumulated other comprehensive gains (losses)	(168)	(1,053)	253
Unearned compensation – restricted stock awards	(1,764)	(2,619)	(2,375)

	347,349	320,001	329,772
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at November 1, 2003, 5,741,179 Class A and 0 Class B shares at November 2, 2002, and at February 1, 2003, respectively)	(157,912)	(59,608)	(59,608)

Total Shareholders’ Equity	189,437	260,393	270,164

Total	$341,731	$387,817	$383,410

     See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	November 1,	November 2,
	2003	2002
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$26,010	$35,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,726	10,505
Amortization of investment premiums	4	64
Compensation expense related to restricted stock awards	611	506
Loss on disposal of property and equipment	277	406
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	2,938	(9)
Merchandise inventories	(8,417)	(24,368)
Other assets	(1,047)	(432)
Accounts payable and other liabilities	7,690	24,598
Accrued income taxes	2,118	5,191

Net cash provided by operating activities	43,910	52,446

INVESTING ACTIVITIES
Expenditures for property and equipment	(15,373)	(22,125)
Purchases of short-term investments	(11,034)	(25,520)
Sales of short-term investments	45,444	13,265

Net cash provided (used) in investing activities	19,037	(34,380)

FINANCING ACTIVITIES
Dividends paid	(11,159)	(11,057)
Purchases of treasury stock	(98,304)	(1,187)
Proceeds of long term debt	30,000	—
Payments to settle long term debt	(1,000)	—
Proceeds from employee stock purchase plan	491	496
Proceeds from stock options exercised	2,046	1,438

Net cash (used) in financing activities	(77,926)	(10,310)

Net increase (decrease) in cash and cash equivalents	(14,979)	7,756
Cash and cash equivalents at beginning of period	32,065	41,772

Cash and cash equivalents at end of period	$17,086	$49,528

     See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2003
AND NOVEMBER 2, 2002

NOTE 1 — GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended November 1, 2003 and November 2, 2002 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

The Company’s short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in the Condensed Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Condensed Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in other income.

Total comprehensive income for the third quarter and nine months ended November 1, 2003 was $619,000 and $25,589,000, respectively. Total comprehensive income for the third quarter and nine months ended November 2, 2002 was $5,275,000 and $35,499,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

For the nine months ended November 1, 2003, the Company repurchased 165,000 shares of Class A Common Stock for $2,740,619, or an average market price of $16.61 per share and 5,137,484 of Class B Common Stock for $95,563,454, or an average market price of $18.60 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2003
AND NOVEMBER 2, 2002

NOTE 1 — GENERAL (CONTINUED):

For the nine months ended November 2, 2002, the Company repurchased and accepted a combined total of 114,681 mature shares of Class A Common Stock for $2,331,187, or an average market price of $20.33 per share. In the third quarter of fiscal 2002, the Company repurchased 4,100 shares of Class A Common Stock for $70,923, or an average market price of $17.30 per share.

In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

On August 22, 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and Chairman of the Board and a limited partnership affiliated with Edgar T. Cato, a Company founder and a member of the Board of Directors. Shares were purchased at $18.50 per share (a 10% discount to the closing price the day prior to the announced agreement) for a total cost of $95,043,454. Including related expenses of $520,000 for investment banking and related professional fees, the total cost was $95,563,454 or an average purchase price of $18.60 per share. The repurchase was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The interest rate at November 1, 2003 was 2.27%.

On August 29, 2003, the Company entered into retirement agreements with Mr. Wayland H. Cato, Jr., a Company founder and Chairman of the Board and Mr. Edgar T. Cato, a Company founder and a member of the Board of Directors. The agreements provided for the retirement of Mr. Wayland Cato and Mr. Edgar Cato from the Company and the Board of Directors effective January 31, 2004. Mr. Wayland Cato will be available to the Company for consulting services following his retirement. In the third quarter of fiscal 2003, the Company recognized an expense of $2.8 million representing the present value of certain payments and benefits under the terms of the agreements. The after-tax charge was $1.8 million or $.08 per diluted share for the third quarter and $.07 per diluted share for the nine months.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2003
AND NOVEMBER 2, 2002

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and the annual and interim disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for the stock options granted been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted earnings per share amounts for the three months ended November 1, 2003 and November 2, 2002 and for the nine months ended November 1, 2003 and November 2, 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income – as reported	$797	$5,427	$26,010	$35,985

* Pro forma stock-based compensation cost	(130)	(179)	(395)	(571)

Net income – pro forma	$667	$5,248	$25,615	$35,414

Net income per share as reported:
Basic earnings per share	$.04	$.21	$1.08	$1.41
Diluted earnings per share	$.04	$.21	$1.06	$1.39
Net income per share-pro forma
Basic earnings per share	$.03	$.21	$1.06	$1.39
Diluted earnings per share	$.03	$.20	$1.04	$1.37

* determined using fair value method

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2003
AND NOVEMBER 2, 2002

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. The Company does not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

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

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Weighted-average shares outstanding	21,499,411	25,516,334	24,138,935	25,437,165
Dilutive effect of stock options	424,722	376,203	409,442	498,484

Weighted-average shares and common stock equivalents (stock options) outstanding	21,924,133	25,892,537	24,548,377	25,935,649

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2003
AND NOVEMBER 2, 2002

NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended November 1, 2003 and November 2, 2002 were $12,561,650 and $15,231,400, respectively.

NOTE 5 — FINANCING ARRANGEMENTS:

On August 22, 2003, the Company entered into a new $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The interest rate at November 1, 2003 was 2.27%.

On August 22, 2003, the Company entered into a new revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 22, 2006, unless extended. This agreement replaces a prior revolving credit agreement which was due to expire on October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 1, 2003. There were no borrowings outstanding under these credit facilities during the nine months ended November 1, 2003 or the fiscal year ended February 1, 2003. Interest is based on LIBOR. The interest rate at November 1, 2003 was 2.27%.

NOTE 6 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The following schedule summarizes certain segment information (in thousands):

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Revenues:
Retail	$153,510	$158,732	$539,523	$543,192
Credit	3,619	3,496	10,809	10,242

Total	$157,129	$162,228	$550,332	$553,434

Income before income taxes:
Retail	$(143)	$7,079	$37,399	$52,322
Credit	1,394	1,428	3,433	4,081

Total	$1,251	$8,507	$40,832	$56,403

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2003
AND NOVEMBER 2, 2002

NOTE 6 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

Income before income taxes for the three months and nine months ended November 1, 2003 included $2.8 million for certain retirement costs (Note 1) which have been allocated to the retail segment above.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	102.6	102.6	102.2	102.2
Cost of goods sold	70.9	69.7	68.3	66.6
Selling, general and administrative	27.9	25.6	24.3	24.0
Depreciation	3.1	2.6	2.6	1.9
Interest and other, net	(0.1)	(0.7)	(0.6)	(0.7)
Income before income taxes	0.8	5.4	7.6	10.4
Net income	0.5	3.4	4.8	6.6

Comparison of Third Quarter and First Nine Months of 2003 with 2002.

Total retail sales for the third quarter were $153.2 million compared to last year’s third quarter sales of $158.2 million, a 3% decrease. Same-store sales decreased 10% in the third quarter of fiscal 2003. For the nine months ended November 1, 2003, total retail sales were $538.7 million compared to last year’s first nine months sales of $541.7 million, a 1% decrease, and same-store sales decreased 8% for the comparable nine month period. The decrease in sales for the first nine months of 2003 was due to a lower average retail sale and lower average transactions per store as a result of the continued difficult economic conditions. The Company operated 1,082 stores at November 1, 2003 compared to 992 stores at the end of last year’s third quarter.

Other income for the third quarter of 2003 decreased 1% over the prior year’s comparable period. The decrease in the third quarter resulted primarily from decreased layaway fees. Other income for the first nine months of 2003 was virtually equivalent to the comparable nine month period last year.

Cost of goods sold were 70.9% and 68.3% of total retail sales for the third quarter and first nine months of 2003, respectively, compared to 69.7% and 66.6% for prior year’s comparable three and nine month periods, respectively. The increase in cost of goods sold as a percent of retail sales for the first nine months of 2003 resulted primarily from lower than planned sales and additional markdowns taken to bring inventory levels in line with sales trends.

Selling, general and administrative (SG&A) expenses were $42.8 million, or 27.9% and $130.8 million, or 24.3% for the third quarter and first nine months of this year, compared to $40.5

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):

million, or 25.6% and $130.0 million, or 24.0% of retail sales for prior year’s comparable three and nine month periods, respectively. SG&A expenses as a percentage of retail sales increased 230 basis points for the third quarter of 2003 as compared to the prior year and increased 30 basis points for the first nine months of 2003, as compared to the prior year. The overall increase in SG&A expenses for the third quarter and first nine months of 2003 results primarily from $2.8 million costs related to the retirement agreements with the Company’s founders, partially offset by reduced incentive-based performance bonus programs.

Depreciation expense was $4.7 million, or 3.1% and $13.7 million or 2.6% of retail sales, for the third quarter and first nine months of fiscal 2003, compared to $4.1 million, or 2.6% and $10.5 million, or 1.9% of retail sales, for prior year’s comparable three and nine month periods, respectively. The increase resulted primarily from the Company’s new store development and depreciation of the Company’s enterprise-wide information system which was implemented in August 2002.

Income tax expense was $.5 million, or .3% and $14.8 million, or 2.8% of retail sales, for the third quarter and first nine months of fiscal 2003, compared to $3.1 million, or 2.0% and $20.4 million, or 3.8% of retail sales, for the prior year’s comparable three and nine month periods. The decrease resulted from lower pre-tax income.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STOCK OPTIONS:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock-based compensation where the option price of the stock approximated the fair market value of the stock on the date of grant. Had compensation expense for the stock options granted been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted earnings per share amounts for the three months ended November 1, 2003 and November 2, 2002 and for the nine months ended November 1, 2003 and November 2, 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income – as reported	$797	$5,427	$26,010	$35,985
*Pro forma stock-based compensation cost	(130)	(179)	(395)	(571)

Net income – pro forma	$667	$5,248	$25,615	$35,414
Net income per share as reported:
Basic earnings per share	$.04	$.21	$1.08	$1.41
Diluted earnings per share	$.04	$.21	$1.06	$1.39
Net income per share-pro forma
Basic earnings per share	$.03	$.21	$1.06	$1.39
Diluted earnings per share	$.03	$.20	$1.04	$1.37
*determined using fair value method

LIQUIDITY AND CAPITAL RESOURCES:

At November 1, 2003, the Company had working capital of $105.3 million, compared to $153.5 million at November 2, 2002 and $162.6 million at February 1, 2003. Cash provided by operating activities was $43.9 million for the nine months ended November 1, 2003, compared to $52.4 million for last year’s comparable nine month period. The decrease in net cash provided by operating activities resulted primarily from a decrease in net income, payments related to accounts payable and other liabilities made prior to the end of third quarter of 2003 versus after the end of third quarter 2002 partially offset by a decrease in inventories. At November 1, 2003, the Company had cash, cash equivalents, and short-term investments of $57.1 million, compared to $104.2 million at November 2, 2002 and $106.9 million at February 1, 2003. The reduction in cash, cash equivalents, and short-term investments was primarily due to the repurchase of stock from the Company’s founders, partially funded by approximately $65 million of cash and liquidated short-term investments.

Net cash provided in investing activities totaled $19.0 million for the first nine months of 2003 compared to $34.4 million used for the comparable period of 2002. Cash was provided by the sale of

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

short-term investments partially offset by funding of capital expenditures for new, relocated and remodeled stores and for investments in technology.

Expenditures for property and equipment totaled $15.4 million for the nine months ended November 1, 2003, compared to $22.1 million of expenditures in last year’s first nine months. The Company expects total capital expenditures to be approximately $27 million for the current fiscal year. The Company intends to open approximately 87 new stores, relocate 24 stores, and close 6 stores during the current fiscal year. For the nine months ended November 1, 2003, the Company had opened 61 new stores, relocated 18 stores, and closed one store.

Net cash used in financing activities totaled $77.9 million for the first nine months of 2003 compared to $10.3 million for the comparable period of 2002. The increase was due primarily to the repurchase of stock from the Company’s founders partially offset by a new $30 million five-year term loan facility.

In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

On August 22, 2003, the Company entered into a new $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR and was 2.27% at November 1, 2003.

On August 22, 2003, the Company entered into a new revolving credit agreement which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 22, 2006, unless extended. This agreement replaces a prior revolving credit agreement which was due to expire on October 31, 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 1, 2003. There were no borrowings outstanding under these credit facilities during the nine months ended November 1, 2003 or the fiscal year ended February 1, 2003.

The Company does not use derivative financial instruments. At November 1, 2003, November 2, 2002, and February 1, 2003, the Company’s investment portfolio was primarily invested in governmental debt securities with maturities of up to 36 months. These securities are classified as available-for-sale, and are recorded on the balance sheet at fair value with unrealized gains and losses reported as accumulated other comprehensive gains or losses, net of applicable deferred taxes.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flow from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements during fiscal 2003 and the foreseeable future.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q including statements regarding the Company’s expected capital expenditures, intended store openings, closures and relocations and expected adequacy of liquidity during the current fiscal year and for the foreseeable future, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to the following: general economic conditions; competitive factors and pricing pressures; the Company’s ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions and inventory risks due to shifts in market demand. The Company does not undertake to publicly update or revise the forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

THE CATO CORPORATION
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the appropriate rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of November 1, 2003. Each has concluded that these controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS:

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)
	Exhibit No.	ITEM

	None	None

(B)	Form 8-K was furnished on August 20, 2003 disclosing the August 19, 2003 Press Release regarding the Company’s financial results for the second quarter of 2003.
Form 8-K was filed on September 23, 2003 as amended by Form 8-K/A filed October 6, 2003, to report that the Company dismissed Deloitte & Touche LLP as its principal independent accountants from the engagement to perform the audit of the financial statements of the Company for the fiscal year ending January 31, 2004 and engaged the accounting firm of PricewaterhouseCoopers LLP as independent accountants to audit the Company’s financial statements for the fiscal year ending January 31, 2004.

PART II OTHER INFORMATION (CONTINUED):

THE CATO CORPORATION

SIGNATURES PAGE AND CERTIFICATES

PART II OTHER INFORMATION (CONTINUED):

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION
December 15, 2003	/s/ John P. Derham Cato

Date	John P. Derham Cato President, Vice Chairman of the Board and Chief Executive Officer

December 15, 2003	/s/ Michael O. Moore

Date	Michael O. Moore Executive Vice President Chief Financial Officer and Secretary

December 15, 2003	/s/ Robert M. Sandler

Date	Robert M. Sandler Senior Vice President Controller