Form 10-K/A
period 2003-02-01
CATO CORP
filed 2004-04-08
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 1, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

THE CATO CORPORATION

(Exact name of registrant as specified in Charter)

COMMISSION FILE NUMBER 1-31340

State of Incorporation: Delaware	I.R.S. Employer Identification Number:
56-0484485
Address of Principal Executive Offices:	Registrant’s Telephone Number:
8100 Denmark Road Charlotte, North Carolina 28273-5975	704/554-8510
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:	SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE	CLASS A COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   No [   ]

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

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

Part III – Items 10, 11, 12, 13, 14 and 15

EXPLANATORY NOTE

     The Cato Corporation (the “Company”) is hereby amending this Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (a) to refile the Independent Auditors’ Report, dated April 21, 2003 (the “Auditors’ Report”) for the sole purpose of indicating the signature of Deloitte & Touche LLP, as independent auditors, which indication was previously inadvertently omitted, and (b) to refile Exhibit 23 (Independent Auditor’s Consent) for the sole purpose of indicating the signature of Deloitte & Touche LLP, as independent auditors, which indication was previously inadvertently omitted. This amendment also includes new Certifications by John P. Derham Cato, as Chairman, President and Chief Executive Officer, and by Michael O. Moore, as Executive Vice President and Chief Financial Officer and Secretary of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. Except for the foregoing matters, no other information included in the original Annual Report on Form 10-K is amended by this amendment.

Item 15. Exhibits, Financial Statement Schedules, Reports on Form 8-K:

(a) 1. & 2. LIST OF FINANCIAL STATEMENTS AND SCHEDULE

The response to this portion of Item 14 is submitted as a separate section of this report.

(a) 3.	LIST OF EXHIBITS

See Exhibit Index at page 24 of this annual report.

	*3 (a) (i)	Exhibit Form 8-K dated August 24, 1995 relating to a change in the Registrant’s Certifying Accountant from Ernst & Young LLP to Deloitte & Touche LLP.

	*3 (a) (ii)	Exhibit index designation of exhibit page 10.5.0 Loan Agreement dated December 16, 1994 between The Cato Corporation and NationsBank of North Carolina and Wachovia Bank of North Carolina, N.A., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1995.

	*3 (a) (iii)	Exhibit index designation of Exhibit 10 – Employment Agreement dated May 20, 1999 between The Cato Corporation and John P. Derham Cato, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000.

	*3 (a) (iv)	Exhibit Form 8-K dated September 3, 2002 relating to Exhibit Number 99.1, Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances to Exchange Act Filings and Exhibit Number 99.2, Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances to Exchange Act Filings.

	*21	Subsidiaries of the Registrant

	23	Consent of Independent Auditors

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, incorporated by reference to Form 10-Q of the Registrant for the quarterly period ended August 3, 2002.

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, incorporated by reference to Form 10-Q of the Registrant for the quarterly period ended August 3, 2002.

(b)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 1, 2003.

*Previously Filed

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a), (1) AND (2), (c) AND (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 1, 2003

THE CATO CORPORATION

CHARLOTTE, NORTH CAROLINA

Item 14(a) 1. And 2. List of Financial Statements and Financial Statement Schedule:

THE CATO CORPORATION

The following consolidated financial statements of The Cato Corporation are included in Item 8:

Independent Auditors’ Report	Page 6
Consolidated Statements of Income	Page 7
Consolidated Balance Sheets	Page 8
Consolidated Statements of Cash Flows	Page 9
Consolidated Statements of Stockholders’ Equity	Page 10
Notes to Consolidated Financial Statements	Pages 11

The following consolidated financial statement schedule of the Cato Corporation is included in Item 14 (d):

SCHEDULE II – Valuation and qualifying accounts	Page 23

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
April 21, 2003

The Cato Corporation
Consolidated Statements of Income

Fiscal Year Ended	February 1,	February 2,	February 3,
(Dollars in thousands, except per share data)	2003	2002	2001
REVENUES
Retail sales	$732,742	$685,653	$648,482
Other income (principally finance charges, late fees and layaway charges)	15,589	13,668	14,055

Total revenues	748,331	699,321	662,537

COSTS AND EXPENSES, NET
Cost of goods sold	496,345	466,366	445,407
Selling, general and administrative	168,914	162,082	154,150
Depreciation	14,913	10,886	9,492
Interest and other income, net	(3,680)	(6,299)	(6,554)

	676,492	633,035	602,495

Income before income taxes	71,839	66,286	60,042
Income tax expense	26,006	23,200	21,015

Net income	$45,833	$43,086	$39,027

Basic earnings per share	$1.80	$1.71	$1.56

Basic weighted average shares	25,465,543	25,193,610	24,988,844

Diluted earnings per share	$1.77	$1.66	$1.53

Diluted weighted average shares	25,947,457	25,888,636	25,465,232

Dividends per share	$.585	$.53	$.425

See notes to consolidated financial statements.

The Cato Corporation
Consolidated Balance Sheets

	February 1,	February 2,
(Dollars in thousands)	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$32,065	$41,772
Short-term investments	74,871	42,923
Accounts receivable, net of allowance for doubtful accounts of $6,099 at February 1, 2003 and $5,968 at February 2, 2002	54,116	52,293
Merchandise inventories	93,457	80,407
Deferred income taxes	1,392	777
Prepaid expenses	4,990	5,036

Total Current Assets	260,891	223,208
Property and equipment — net	113,307	100,137
Other assets	9,212	8,696

Total Assets	$383,410	$332,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,620	$57,495
Accrued expenses	28,776	25,260
Accrued income taxes	2,886	820

Total Current Liabilities	98,282	83,575
Deferred income taxes	6,310	5,177
Other noncurrent liabilities (primarily deferred rent)	8,654	8,591
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 25,218,678 and 25,011,732 shares issued at February 1, 2003 and February 2, 2002,respectively	840	833
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; 6,085,149 and 5,812,649 shares issued at February 1, 2003 and February 2, 2002, respectively	203	194
Additional paid-in capital	94,947	86,948
Retained earnings	235,904	204,961
Accumulated other comprehensive gains (losses)	253	(567)
Unearned compensation — restricted stock awards	(2,375)	(394)

	329,772	291,975
Less Class A common stock in treasury, at cost (5,741,179 and 5,626,498 shares at February 1, 2003 and February 2, 2002, respectively)	(59,608)	(57,277)

Total Stockholders’ Equity	270,164	234,698

Total Liabilities and Stockholders’ Equity	$383,410	$332,041

See notes to consolidated financial statements.

The Cato Corporation
Consolidated Statements of Cash Flows

Fiscal Year Ended	February 1,	February 2,	February 3,
(Dollars in thousands)	2003	2002	2001
OPERATING ACTIVITIES
Net income	$45,833	$43,086	$39,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,913	10,886	9,492
Amortization of investment premiums	66	160	126
Provision for doubtful accounts	4,764	5,913	5,292
Write-down of investments	1,800	—	—
Deferred income taxes	70	422	1,600
Compensation expense related to restricted stock awards	750	295	295
Loss on disposal of property and equipment	870	480	1,257
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(6,587)	(11,234)	(6,806)
Merchandise inventories	(13,050)	(1,246)	(9,664)
Prepaid and other assets	(470)	367	(3,971)
Accrued income taxes	2,066	(1,525)	2,025
Accounts payable, accrued expenses and other liabilities	12,704	(547)	5,420

Net cash provided by operating activities	63,729	47,057	44,093

INVESTING ACTIVITIES
Expenditures for property and equipment	(28,953)	(25,684)	(27,230)
Purchases of short-term investments	(46,281)	(35,878)	(11,906)
Sales of short-term investments	13,735	51,194	12,166

Net cash used in investing activities	(61,499)	(10,368)	(26,970)

FINANCING ACTIVITIES
Dividends paid	(14,890)	(13,400)	(10,633)
Purchases of treasury stock	(1,187)	(11,729)	(15,449)
Proceeds from employee stock purchase plan	509	443	448
Proceeds from stock options exercised	3,631	4,568	3,323

Net cash used in financing activities	(11,937)	(20,118)	(22,311)

Net increase (decrease) in cash and cash equivalents	(9,707)	16,571	(5,188)
Cash and cash equivalents at beginning of year	41,772	25,201	30,389

Cash and cash equivalents at end of year	$32,065	$41,772	$25,201

See notes to consolidated financial statements.

The Cato Corporation
Consolidated Statements of Stockholders’ Equity

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock Awards	Stock	Equity
Balance — January 29, 2000	$805	$179	$71,974	$146,881	$(1,801)	$(984)	$(28,274)	$188,780
*Comprehensive income:
Net income				39,027				39,027
Unrealized gains on available-for-sale securities, net of deferred income taxes of $494					917			917
Dividends paid ($.425 per share)				(10,633)				(10,633)
Class A common stock sold through employee stock purchase plan — 44,590 shares	2		446					448
Class A common stock sold through stock option plans — 425,350 shares	14		3,309					3,323
Income tax benefit from stock options exercised			1,049					1,049
Purchase of treasury shares — 1,468,800 shares							(15,449)	(15,449)
Unearned compensation — restricted stock awards						295		295

Balance — February 3, 2001	821	179	76,778	175,275	(884)	(689)	(43,723)	207,757
*Comprehensive income:
Net income				43,086				43,086
Unrealized gains on available-for-sale securities, net of deferred income taxes of $171					317			317
Dividends paid ($.53 per share)				(13,400)				(13,400)
Class A common stock sold through employee stock purchase plan — 38,463 shares	1		442					443
Class A common stock sold through stock option plans — 329,850 shares	11		2,961					2,972
Class B common stock sold through stock option plans — 448,332 shares		15	3,406					3,421
Income tax benefit from stock options exercised			3,361					3,361
Purchase of treasury shares — 774,750 shares							(11,729)	(11,729)
Surrender of shares for stock options — 92,600 shares							(1,825)	(1,825)
Unearned compensation — restricted stock awards						295		295

Balance — February 2, 2002	833	194	86,948	204,961	(567)	(394)	(57,277)	234,698
*Comprehensive income:
Net income				45,833				45,833
Unrealized gains on available-for-sale securities, net of deferred income taxes of $448					820			820
Dividends paid ($.585 per share)				(14,890)				(14,890)
Class A common stock sold through employee stock purchase plan — 32,487 shares	1		508					509
Class A common stock sold through stock option plans — 171,600 shares	6		1,547					1,553
Class B common stock sold through stock option plans — 172,500 shares		6	1,310					1,316
Income tax benefit from stock options exercised			1,906					1,906
Purchase of treasury shares — 66,000 shares							(1,187)	(1,187)
Surrender of shares for stock options — 48,681 shares							(1,144)	(1,144)
Restricted stock awards — 100,000 shares		3	2,728			(2,731)		—
Unearned compensation — restricted stock awards						750		750

Balance — February 1, 2003	$840	$203	$94,947	$235,904	$253	$(2,375)	$(59,608)	$270,164

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

Description of Business and Fiscal Year: The Company has two business segments - the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato”, “Cato Fashions”, “Cato Plus” and “It’s Fashion!” and are located primarily in strip shopping centers in the Southeast.

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

In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the “Plan”). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. In February 2003, the Board of Directors recommended a new plan be adopted effective October 2003 and that an additional 250,000 shares be registered, subject to shareholder approval. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 32,487 shares, 38,463 shares and 44,500 shares for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Cato Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ John P. Derham Cato	By	/s/ Michael O. Moore

	John P. Derham Cato		Michael O. Moore
	Chairman, President and		Executive Vice President
	Chief Executive Officer		Chief Financial Officer and Secretary

By:	/s/ Robert M. Sandler

Robert M. Sandler
Senior Vice President
Controller

Date: April 8, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert W. Bradshaw, Jr.	April 8, 2004

Robert W. Bradshaw, Jr.
(Director)

/s/ John P. Derham Cato	April 8, 2004

John P. Derham Cato
(Director)

/s/ Thomas E. Cato	April 8, 2004

Thomas E. Cato
(Director)

/s/ George S. Currin	April 8, 2004

George S. Currin
(Director)

/s/ Grant L. Hamrick	April 8, 2004

Grant L. Hamrick
(Director)

/s/ Michael O. Moore	April 8, 2004

Michael O. Moore
(Director)

/s/ James H. Shaw	April 8, 2004

James H. Shaw
(Director)

/s/ A.F. (Pete) Sloan	April 8, 2004

A.F. (Pete) Sloan
(Director)

EXHIBIT INDEX

Designation of
Exhibit		Page
21	*Subsidiaries of the Registrant

23	Consent of Independent Auditors	26

31.1	Chairman, President and Chief Executive Officer’s Certification	27

31.2	Executive Vice President, Chief Financial Officer and Secretary’s Certification	28

32.1	Chairman, President and Chief Executive Officer’s Certification of Periodic Report	29

32.2	Executive Vice President, Chief Financial Officer and Secretary’s Certification of Periodic Report	29

*Previously Filed