Form 10-K/A
period 2003-02-01
CATO CORP
filed 2004-04-19
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

Amendment No. 2 – April 19, 2004

     The Cato Corporation (the “Company”) is hereby amending this Annual Report on Form 10-K for the fiscal year ended February 1, 2003 for the sole purpose of indicating that Exhibits 31.1 and 31.2 Certificates of the Company’s Chief Executive Officer and Chief Financial Officer comply with Item 601 (B)(31) of Regulation S-K pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.

Amendment No. 1 – April 8, 2004

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

Item 15. Exhibits, Financial Statement Schedules, Reports on Form 8-K:

(a) 1. & 2. LIST OF FINANCIAL STATEMENTS AND SCHEDULE

The response to this portion of Item 14 is submitted as a separate section of this report.

(a) 3.	LIST OF EXHIBITS

See Exhibit Index at page 25 of this annual report.

	*3 (a) (i)	Exhibit Form 8-K dated August 24, 1995 relating to a change in the Registrant’s Certifying Accountant from Ernst & Young LLP to Deloitte & Touche LLP.

	*3 (a) (ii)	Exhibit index designation of exhibit page 10.5.0 Loan Agreement dated December 16, 1994 between The Cato Corporation and NationsBank of North Carolina and Wachovia Bank of North Carolina, N.A., incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 28, 1995.

	*3 (a) (iii)	Exhibit index designation of Exhibit 10 – Employment Agreement dated May 20, 1999 between The Cato Corporation and John P. Derham Cato, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000.

	*3 (a) (iv)	Exhibit Form 8-K dated September 3, 2002 relating to Exhibit Number 99.1, Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances to Exchange Act Filings and Exhibit Number 99.2, Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances to Exchange Act Filings.

	*21	Subsidiaries of the Registrant

	23	Consent of Independent Auditors

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, incorporated by reference to Form 10-Q of the Registrant for the quarterly period ended August 3, 2002.

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, incorporated by reference to Form 10-Q of the Registrant for the quarterly period ended August 3, 2002.

(b)	REPORTS ON FORM 8-K

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

Date: April 19, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert W. Bradshaw, Jr.	April 19, 2004

Robert W. Bradshaw, Jr.
(Director)

/s/ John P. Derham Cato	April 19, 2004

John P. Derham Cato
(Director)

/s/ Thomas E. Cato	April 19, 2004

Thomas E. Cato
(Director)

/s/ George S. Currin	April 19, 2004

George S. Currin
(Director)

/s/ Grant L. Hamrick	April 19, 2004

Grant L. Hamrick
(Director)

/s/ Michael O. Moore	April 19, 2004

Michael O. Moore
(Director)

/s/ James H. Shaw	April 19, 2004

James H. Shaw
(Director)

/s/ A.F. (Pete) Sloan	April 19, 2004

A.F. (Pete) Sloan
(Director)

EXHIBIT INDEX

Designation of
Exhibit		Page
21	*Subsidiaries of the Registrant

23	Consent of Independent Auditors	26

31.1	Chairman, President and Chief Executive Officer’s Certification	27

31.2	Executive Vice President, Chief Financial Officer and Secretary’s Certification	28

32.1	Chairman, President and Chief Executive Officer’s Certification of Periodic Report	29

32.2	Executive Vice President, Chief Financial Officer and Secretary’s Certification of Periodic Report	30

*Previously Filed