Form 10-K
period 2004-01-31
CATO CORP
filed 2004-04-22
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31340

The Cato Corporation

Registrant

Delaware	56-0484485
State of Incorporation	I.R.S. Employer Identification Number

8100 Denmark Road Charlotte, North Carolina 28273-5975 Address of Principal Executive Offices	704/554-8510 Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the Registrant’s Class A Common Stock held by Non-affiliates of the Registrant as of August 1, 2003, the last business day of the Company’s most recent second quarter, was $450,939,578 based on the last reported sale price per share on the New York Stock Exchange (NYSE) on that date. As of March 29, 2004, there were 20,130,848 shares of Class A Common Stock and 470,350 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2004 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	3 – 7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 4A.	Executive Officers of the Registrant	7 – 8

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18 – 40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41

PART III
Item 10.	Directors and Executive Officers of the Registrant	41 – 42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions	43
Item 14.	Principal Accountant Fees and Services	43

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43 – 52

      The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. The following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business”, “Properties”, “Legal Proceedings”, “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for 2004 and beyond; and (5) statements relating to our future contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking information contained in this report.

      Our website is located at www.catocorp.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange (“NYSE”) regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at our company offices.

PART I

Item 1.     Business:

General

      The Company, founded in 1946, operated 1,102 women’s fashion specialty stores at January 31, 2004, under the names “Cato,” “Cato Fashions,” “Cato Plus” and “It’s Fashion!” in 28 states, principally in the southeastern United States. The Company offers quality fashion apparel and accessories at low prices, everyday in junior/missy and plus sizes. Additionally, the Company offers clothing for girls ages 7 – 16 in selected locations. The Company’s stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, shoes, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. Most stores range in size from 4,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 15% of retail sales in fiscal 2003. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of segment information.

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

      Value Pricing. The Company offers quality merchandise that is generally priced below comparable merchandise offered by department stores and mall specialty apparel chains, but is generally more fashionable than merchandise offered by discount stores. Management believes that the Company has positioned itself as the everyday low price leader in its market segment.

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

      Expansion. The Company plans to continue to expand into northern, midwestern and western adjacent states, as well as continuing to “fill-in” existing southeastern core geography.

Merchandising

     Merchandising

      The Company offers a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of the fashion conscious low-to-middle income female, ages 18 to 50. In addition, the Company offers on-trend fashion in exciting colors with consistent fit and quality.

      The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. Apparel for girls ages 7 – 16 is offered in selected stores. The

Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

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

     Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2003, purchases from the Company’s largest vendor accounted for approximately 7% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in that region is not expected to have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.

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

      All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.

     Advertising

      The Company uses radio, graphics and a website as its primary advertising media. The Company uses radio advertising in selected trade areas. The Company’s total advertising expenditures were approximately .8% of retail sales in fiscal 2003.

Store Operations

      The Company’s store operations management team consists of 2 directors of stores, 3 territorial managers, 16 regional managers and 111 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

Store Locations

      Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores range in size from 4,000 to 6,000 square feet and average approximately 4,000 square feet.

      All of the Company’s stores are leased. Approximately 93% are located in strip shopping centers and 7% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

      The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 1999.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

1999	732	83	6	809
2000	809	65	15	859
2001	859	85	7	937
2002	937	90	5	1,022
2003	1,022	87	7	1,102

      In Fiscal 2003 the Company relocated 28 stores, downsized one store and remodeled 15 stores.

      In Fiscal 2004 the Company plans to open approximately 90 new stores, relocate 27 stores, close 10 stores, and remodel 15 stores.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. The seven closed in 2003 were not material to the Company’s results of operations.

Credit and Layaway

     Credit Card Program

      The Company offers its own credit card, which accounted for approximately 10% of retail sales in fiscal 2003. The Company’s net bad debt expense in fiscal 2003 was 7.8% of credit sales.

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

     Layaway Plan

      Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 5% of retail sales in fiscal 2003, 2002 and 2001.

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

Competition

      The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with local apparel specialty stores, mass merchandise chains, discount store chains and major department stores. To the extent that the Company opens stores in larger cities and metropolitan areas, competition is expected to be more intense in those markets.

Regulation

      A variety of laws affect the revolving credit program offered by the Company. The Federal Consumer Credit Protection Act (Truth-in Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the provisions of the Fair Debt Collection Practices Act that regulates the manner in which the Company collects payments on revolving credit accounts. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

      As of January 31, 2004, the Company employed approximately 9,100 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

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

Item 3.     Legal Proceedings:

      There are no material pending legal proceedings to which the Company and its subsidiaries is a party, or to which any of the Company’s property is subject.

Item 4.     Submission of Matters to a Vote of Security Holders:

      None.

Item 4A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 31, 2004 are as follows:

Name	Age	Position

John P. Derham Cato	53	Chairman, President and Chief Executive Officer
Michael O. Moore	53	Executive Vice President, Chief Financial Officer and Secretary
B. Allen Weinstein	57	Executive Vice President, Chief Merchandising Officer of the Cato Division
C. David Birdwell	64	Executive Vice President, President and General Manager of the It’s Fashion! Division
Howard A. Severson	56	Executive Vice President, Chief Real Estate and Store Development Officer
Michael T. Greer	41	Senior Vice President, Director of Stores of the Cato Division
Robert C. Brummer	59	Senior Vice President, Human Resources

      John P. Derham Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since January 2004, he has served as Chairman, President and Chief Executive Officer. From May 1999 to January 2004, he served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price division, serving as Executive Vice President and as President and General Manager of the It’s Fashion! Division from 1993 to August 1996. Mr. John Cato is currently a director of Ruddick Corporation.

      Michael O. Moore has been employed by the Company as Executive Vice President, Chief Financial Officer and Secretary since July 1998 and has been a director of the Company since 2002. Mr. Moore served as Vice President, Chief Financial Officer for Party Experience from 1997 to 1998, Executive Vice President, Chief Financial Officer of David’s Bridal from 1994 to 1997, and was employed by Bloomingdales from 1984 to 1994 serving as Senior Vice President, Chief Financial Officer from 1990 to 1994.

      B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997. From 1995 to 1997, he was Senior Vice President — Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising for Beall’s, Inc.

      C. David Birdwell joined the Company as Executive Vice President, President and General Manager of the It’s Fashion! Division in October 1996. From 1994 to 1996, he was employed as President/ General Merchandise Manager of Allied Stores, a family apparel chain headquartered in Savannah, Georgia. In 1993, he was Executive Vice President/ General Merchandise Manager of Ambers, Inc., based in Dallas, Texas. From 1989 to 1992, he was employed as a Chartered Financial Consultant with Jefferson Pilot, based in Greensboro, North Carolina. From 1985 to 1989, he was President/ CEO of Maxway Stores, a discount chain headquartered in Sanford, North Carolina.

      Howard A. Severson has been employed by the Company since 1985. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer and Assistant Secretary. From 1993 to 2001 Mr. Severson also served as a director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President — Chief Real Estate Officer.

      Michael T. Greer has been employed by the Company since 1985. Since February 2004, he has served as Senior Vice President, Director of Stores of the Cato Division. From 2002 to 2003 Mr. Greer served as Vice President, Director of Stores of the It’s Fashion! Division. From 1999 to 2001 he served as Territorial Vice President of Stores of the Cato Division and from 1996 to 1999 he served as Regional Vice President of Stores of the Cato Division. From 1985 to 1995, Mr. Greer held various store operational positions in the Cato Division.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (NYSE) under the symbol CTR. Below is the market range and dividend information for the four quarters of fiscal 2003 and 2002.

	Price

2003	High	Low	Dividend

First quarter	$20.50	$16.28	$.15
Second quarter	24.10	18.20	.16
Third quarter	25.11	19.95	.16
Fourth quarter	21.57	18.84	.16

	Price

2002	High	Low	Dividend

First quarter	$27.21	$19.91	$.13	5
Second quarter	27.44	18.00	.15
Third quarter	19.95	14.18	.15
Fourth quarter	21.80	17.33	.15

      As of March 29, 2004 the approximate number of record holders of the Company’s Class A Common Stock was 1,227 and there were 4 record holders of the Company’s Class B Common Stock.

Item 6.	Selected Financial Data:

      Certain selected financial data for the five fiscal years ended January 31, 2004 have been derived from audited financial statements. The financial statements for the fiscal year ended January 31, 2004 were audited by PricewaterhouseCoopers, LLP. The financial statements for each of the four fiscal years ended February 1, 2003 were audited by Deloitte & Touche LLP. The financial statements and independent auditors’ reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data
	and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$731,770	$732,742	$685,653	$648,482	$585,085
Other income	15,497	15,589	13,668	14,055	13,155
Total revenues	747,267	748,331	699,321	662,537	598,240
Cost of goods sold	508,401	496,345	466,366	445,407	403,655
Gross margin	223,369	236,397	219,287	203,075	181,430
Gross margin percent	30.5%	32.3%	32.0%	31.3%	31.0%
Selling, general and administrative	174,202	168,914	162,082	154,150	140,741
Selling, general and administrative percent of retail sales	23.8%	23.1%	23.6%	23.8%	24.0%
Depreciation	18,695	14,913	10,886	9,492	8,639
Interest and other income, net	(3,308)	(3,680)	(6,299)	(6,554)	(6,770)
Income before income taxes and cumulative effect of accounting change	49,277	71,839	66,286	60,042	51,975
Income tax expense	17,888	26,006	23,200	21,015	18,191
Income before cumulative effect of accounting change	31,389	45,833	43,086	39,027	33,784
Cumulative effect of accounting change, net of taxes	—	—	—	—	147
Net income	$31,389	$45,833	$43,086	$39,027	$33,931
Basic earnings per share	$1.36	$1.80	$1.71	$1.56	$1.28
Diluted earnings per share	$1.33	$1.77	$1.66	$1.53	$1.26
Cash dividends paid per share	$.63	$.585	$.53	$.425	$.28
SELECTED OPERATING DATA:
Stores open at end of year	1,102	1,022	937	859	809
Average sales per store(1)	$692,000	$753,000	$767,000	$781,000	$756,000
Average sales per square foot of selling space	$171	$184	$186	$187	$177
Comparable store sales increase (decrease)	(7)%	0%	1%	3%	4%
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$71,402	$106,936	$84,695	$83,112	$87,275
Working capital	112,908	162,609	139,633	125,724	124,988
Total assets	351,573	383,410	332,041	310,742	285,789
Total stockholders’ equity	194,111	270,164	234,698	207,757	188,780

(1)	Calculated using an estimated annual sales volume for new stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

      The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	January 31,	February 1,	February 2,
Fiscal Year Ended	2004	2003	2002

Retail sales	100.0%	100.0%	100.0%
Other income	2.1	2.1	2.0
Total revenues	102.1	102.1	102.0
Cost of goods sold	69.5	67.7	68.0
Selling, general and administrative	23.8	23.1	23.6
Depreciation	2.6	2.0	1.6
Interest and other income, net	(0.5)	(0.5)	(0.9)
Income before income taxes	6.7	9.8	9.7
Net income	4.3%	6.3%	6.3%

Fiscal 2003 Compared to Fiscal 2002

      Retail sales were essentially flat to last year at $731.8 million in fiscal 2003 compared to $732.7 million in fiscal 2002. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), were also flat to last year at $747.3 million in fiscal 2003 compared to $748.3 million in fiscal 2002. The Company operated 1,102 stores at January 31, 2004 compared to 1,022 stores operated at February 1, 2003.

      The flat retail sales in fiscal 2003 were attributable to the soft economy. In fiscal 2003, the Company opened 87 new stores, relocated 28 stores, remodeled 15 stores and closed 7 stores.

      Credit revenue of $14.5 million, represented 1.9% of total revenue in fiscal 2003. This is comparable to 2002 credit revenue of $14.0 million or 1.9% of total revenue. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $9.7 million in fiscal 2003 compared to $8.5 million in fiscal 2002. The increase in costs was principally due to higher bad debt expense in fiscal 2003. See Note 14 of the Consolidated Financial Statements for a schedule of credit related expenses. Total credit income before taxes decreased $0.8 million from $5.5 million in 2002 to $4.7 million in 2003 due to the increased costs partially offset by increased credit revenue. Total credit income in 2003 represented 9.6% of income before taxes of $49.3 million

      Other income in total, as included in total revenues in fiscal 2003, decreased slightly to $15.5 million from $15.6 million in fiscal 2002. The decrease resulted primarily from a decline in layaway fees.

      Cost of goods sold was $508.4 million, or 69.5% of retail sales, in fiscal 2003 compared to $496.3 million, or 67.7% of retail sales, in fiscal 2002. The increase in cost of goods sold as a percent of retail sales resulted primarily from lower than planned sales and additional markdowns to bring inventory in line with sales trends. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Pursuant to Emerging Task Force Issue No. 02-16, as described in “Recent Accounting Pronouncements” below, certain vendor allowances have been classified in cost of goods sold totaling $1.2 million in fiscal 2003, previously recorded as a reduction in selling, general and administrative expenses. Total gross margin dollars (retail sales less cost of goods sold) decreased by 6% to $223.4 million in fiscal 2003 from $236.4 million in fiscal 2002. Gross margin as presented may not be comparable to those of other entities as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.

      Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts and were $174.2 million in fiscal 2003 compared to $168.9 million in fiscal 2002, an increase of 3%. As a percent of retail sales, SG&A was 23.8% compared to 23.1% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

      Depreciation expense was $18.7 million in fiscal 2003 compared to $14.9 million in fiscal 2002. The 25% increase in fiscal 2003 resulted primarily from the Company’s store development and the enterprise-wide information system which was implemented in August 2002.

      Interest and other income, net was $3.3 million in fiscal 2003 compared to $3.7 million in fiscal 2002. The 11% decrease in fiscal 2003 resulted primarily from the Company’s lower cash and short-term investment position following the repurchase of $98.3 million of Company stock in fiscal 2003.

      Income tax expense was $17.9 million, or 2.4% of retail sales in fiscal 2003 compared to $26.0, or 3.5% of retail sales in fiscal 2002. The decrease resulted from lower pre-tax income. The effective tax rate was 36.3% in fiscal 2003 compared to 36.2% in fiscal 2002. The Company expects the effective rate in 2004 to be in the range of 35% to 37%.

Fiscal 2002 Compared to Fiscal 2001

      Retail sales increased by 7% to $732.7 million in fiscal 2002 from $685.7 million in fiscal 2001. Total revenues increased by 7% to $748.3 million in fiscal 2002 from $699.3 million in fiscal 2001. The Company operated 1,022 stores at February 1, 2003 compared to 937 stores operated at February 2, 2002.

      The increase in retail sales in fiscal 2002 resulted from the Company’s continuation of an everyday low pricing strategy, improved merchandise offerings, and an increase in store development activity. In fiscal 2002, the Company increased its number of stores 9% by opening 90 new stores, relocating 26 stores, remodeling 24 stores and closing 5 stores.

      Credit revenues increased $0.8 million from $13.2 million in 2001 to $14.0 million in 2002 mainly due to increased credit sales volume. Credit revenues represented 1.9% of total revenues in both 2002 and 2001. Related expenses totaled $8.5 million in 2002 compared to $9.7 million in 2001 principally due to lower bad debt expenses in 2002. Total credit income before taxes increased $2.0 million from $3.5 million in 2001 to $5.5 million in 2002 as a result of the increase in credit revenues and reduction in costs described above. Total credit income in 2002 represents 7.6% of income before taxes of $71.8 million.

      Other income in total, as included in total revenues in fiscal 2002, increased $1.9 million or 14% over fiscal 2001. The increase resulted primarily from increased finance and layaway charges.

      Cost of goods sold was $496.3 million, or 67.7% of retail sales, in fiscal 2002 compared to $466.4 million, or 68.0% of retail sales, in fiscal 2001. The decrease in cost of goods sold as a percent of retail sales resulted primarily from maintaining timely and aggressive markdowns on slow moving merchandise and improving inventory flow and sourcing. Total gross margin dollars increased by 8% to $236.4 million in fiscal 2002 from $219.3 million in fiscal 2001.

      SG&A expenses were $168.9 million in fiscal 2002 compared to $162.1 million in fiscal 2001, an increase of 4%. As a percent of retail sales, SG&A was 23.1% compared to 23.6% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

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

      Income tax expense was $26.0 million, or 3.5% of retail sales in fiscal 2002 compared to $23.2 million, or 3.4% of retail sales in fiscal 2001. The increase resulted from higher pre-tax income.

Off Balance Sheet Arrangements

      The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

      The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, shrink accrual and tax contingency reserves.

      The Company’s critical accounting estimates are discussed with the Audit Committee.

     Allowance for Doubtful Accounts

      The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging roll rates over the prior five months. The allowance is reviewed for adequacy and adjusted, as necessary, on a monthly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

     Insurance Liabilities

      The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to adjust the provision for insurance costs which could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

     Revenue Recognition

      While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgement, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards, layaway deposits and merchandise credits granted to customers are recorded as deferred revenue until they are redeemed or forfeited. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

      Credit revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

     Impairment of Long-Lived Assets

      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. Most of the Company’s store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved during the first few years of the lease. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

     Tax Reserves

      The Company provides for estimated liabilities for potential income and other tax assessments for which actual settlement may differ materially from amounts provided.

     Merchandise Inventories

      The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost (first-in, first-out method) or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying an average cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry. Inherent in the retail method are certain significant estimates including initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage which is accrued for the period between the last inventory and the financial reporting date. The Company continuously reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory. General economic environment for retail apparel sales could result in an increase in the level of markdowns, which would result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. Management makes estimates regarding markdowns based on inventory levels on hand and customer demand, which may impact inventory valuations. Markdown exposure with respect to inventories on hand is limited due to the fact that seasonal merchandise is not carried forward. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Liquidity, Capital Resources and Market Risk

      The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements over the next twelve months.

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2003 was $65.7 million as compared to $63.7 million in fiscal 2002. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs.

      At January 31, 2004, the Company had working capital of $112.9 million compared to $162.6 million at February 1, 2003. The increase in net cash provided by operating activities in fiscal 2003 is primarily the result of an increase in depreciation expense of $3.8 million due to store expansion and an enterprise-wide merchandise and finance system; an increase of deferred income taxes of $4.9 million; a reduction in accounts receivable from weak sales and strong collection efforts of $1.9 million; and a reduction of merchandise inventories of $9.2 million. Offsetting these increases in net cash provided by operating activities was a decrease in net income of $14.4 million and decrease of $1.3 million in accounts payable, accrued expenses and other liabilities.

      Additionally, the Company had $1.6 million invested in privately managed investment funds at January 31, 2004, which are reported under other assets of the consolidated balance sheets.

      At January 31, 2004, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2006. This agreement replaced a prior revolving credit agreement which was due to expire in October 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 31, 2004. There were no borrowings outstanding under these credit facilities during the fiscal year ended January 31, 2004 or February 1, 2003.

      The Company had approximately $5.4 million and $6.5 million at January 31, 2004 and February 1, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

      Expenditures for property and equipment totaled $20.6 million, $29.0 million and $25.7 million in fiscal 2003, 2002 and 2001, respectively. The expenditures for fiscal 2003 were primarily for store development, store remodels and investments in new technology. In fiscal 2004, the Company is planning to invest approximately $33 million for capital expenditures. This includes expenditures to open 90 new stores, relocate 27 stores and close 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

      During 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and Chairman of the Board, and a limited partnership affiliated with Edgar T. Cato, a Company founder and a member of the Board of Directors. Shares were purchased at $18.50 per share for a total cost of $95,043,454. Including related expenses of $520,000 for investment banking and related professional fees, the total cost was $95,563,454 or an average purchase price of $18.60 per share. The repurchase was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The LIBOR rate at January 31, 2004 was 1.10%. Additionally, during 2003, the Company repurchased 165,000 shares of Class A Common Stock for $2,740,619, or an average market price of $16.61 per share.

      During 2002, the Company repurchased 66,000 shares of Class A Common Stock for $1,186,687, or an average purchase price of $17.98 per share. Additionally, in fiscal 2002, the Company accepted in an option transaction from an officer for payment of an option exercise, 48,681 mature shares of Class A Common Stock for $1,144,500 or $23.51 per share, the average fair market value on the date of exchange.

      During 2003, the Company entered into retirement agreements with Mr. Wayland H. Cato, Jr., a Company founder and Chairman of the Board and Mr. Edgar T. Cato, a Company founder and a member of the Board of Directors. The agreements provided for the retirement of Mr. Wayland Cato and Mr. Edgar Cato from the Company and the Board of Directors effective January 31, 2004. The Company recognized an expense of $2.8 million representing the present value of certain payments and benefits under the terms of the agreements. The after-tax charge was $1.8 million or $.08 per diluted share in fiscal 2003.

      During fiscal 2003, the Company increased its quarterly dividend by 7% from $.15 per share to $.16 per share. Over the course of 2002, the Board of Directors increased the quarterly dividend by 11% from $.135 per share to $.15 per share.

      The Company does not use derivative financial instruments. At January 31, 2004, the Company’s investment portfolio was invested in governmental and other debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income.

      The following table shows the Company’s obligations and commitments as of January 31, 2004, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending

Contractual Obligations	Total	2004	2005	2006	2007	2008

Merchandise letters of credit	$5,365	$5,365	$—	$—	$—	$—
Operating leases	121,126	40,482	32,488	25,167	16,249	6,740
Loan payment	27,500	6,000	6,000	6,000	6,000	3,500

Total Contractual Obligations	$153,991	$51,847	$38,488	$31,167	$22,249	$10,240

Recent Accounting Pronouncements

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this Statement did not affect the Company’s financial position or results of operations.

      In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor”. EITF Issue No. 02-16 provides guidance on how cash considerations received by a customer or reseller should be classified in the customer’s statement of earnings. EITF Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

      This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Annual Report, including, but not limited to, statements regarding the Company’s planned capital expenditures, store openings, closures, relocations and remodelings and the expected adequacy of the Company’s liquidity, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to, general economic conditions, competitive factors and pricing pressures. The Company does not undertake any obligation to update any forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

      The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

The Cato Corporation

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its Subsidiaries at January 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended January 31, 2004 listed in the index at Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of February 1, 2003 and for each of the two years in the period ended February 1, 2003 were audited by other auditors whose report dated April 21, 2003 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 31, 2004

PREDECESSOR AUDITOR (DELOITTE & TOUCHE LLP)

To the Board of Directors and Stockholders of

The Cato Corporation

      We have audited the accompanying consolidated balance sheet of The Cato Corporation and subsidiaries (the Company) as of February 1, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a) for each of the two-years in the period ended February 1, 2003. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2003, and the results of its operations and its cash flows for each of the two years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

April 21, 2003

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$731,770	$732,742	$685,653
Other income (principally finance charges, late fees and layaway charges)	15,497	15,589	13,668

Total revenues	747,267	748,331	699,321

COSTS AND EXPENSES, NET
Cost of goods sold	508,401	496,345	466,366
Selling, general and administrative	174,202	168,914	162,082
Depreciation	18,695	14,913	10,886
Interest and other income, net	(3,308)	(3,680)	(6,299)

	697,990	676,492	633,035

Income before income taxes	49,277	71,839	66,286
Income tax expense	17,888	26,006	23,200

Net income	$31,389	$45,833	$43,086

Basic earnings per share	$1.36	$1.80	$1.71

Basic weighted average shares	23,140,581	25,465,543	25,193,610

Diluted earnings per share	$1.33	$1.77	$1.66

Diluted weighted average shares	23,559,541	25,947,457	25,888,636

Dividends per share	$.63	$.585	$.53

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,	February 1,
	2004	2003

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,857	$32,065
Short-term investments	47,545	74,871
Accounts receivable, net of allowance for doubtful accounts of $6,335 at January 31, 2004 and $6,099 at February 1, 2003.	52,714	54,116
Merchandise inventories	97,292	93,457
Deferred income taxes	284	1,392
Prepaid expenses	5,708	4,990

Total Current Assets	227,400	260,891
Property and equipment — net	114,367	113,307
Other assets	9,806	9,212

Total Assets	$351,573	$383,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,387	$66,620
Accrued expenses	27,815	28,776
Accrued income taxes	4,290	2,886
Current portion of long-term debt	6,000	—

Total Current Liabilities	114,492	98,282
Deferred income taxes	10,203	6,310
Long-term debt	21,500	—
Other noncurrent liabilities (primarily deferred rent)	11,267	8,654

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 26,015,868 and 25,218,678 shares issued at January 31, 2004 and February 1, 2003, respectively	867	840
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; 5,607,834 and 6,085,149 shares issued at January 31, 2004 and February 1, 2003, respectively	187	203
Additional paid-in capital	99,676	94,947
Retained earnings	252,828	235,904
Accumulated other comprehensive gains	58	253
Unearned compensation — restricted stock awards	(1,593)	(2,375)

	352,023	329,772
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at January 31, 2004 and 5,741,179 Class A and 0 Class B shares at February 1, 2003, respectively)	(157,912)	(59,608)

Total Stockholders’ Equity	194,111	270,164

Total Liabilities and Stockholders’ Equity	$351,573	$383,410

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$31,389	$45,833	$43,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,695	14,913	10,886
Amortization of investment premiums	4	66	160
Provision for doubtful accounts	6,098	4,764	5,913
Write-down of investments	—	1,800	—
Deferred income taxes	5,001	70	422
Compensation expense related to restricted stock awards	782	750	295
Loss on disposal of property and equipment	798	870	480
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(4,696)	(6,587)	(11,234)
Merchandise inventories	(3,835)	(13,050)	(1,246)
Prepaid and other assets	(1,312)	(470)	367
Accrued income taxes	1,404	2,066	(1,525)
Accounts payable, accrued expenses and other liabilities	11,419	12,704	(547)

Net cash provided by operating activities	65,747	63,729	47,057

INVESTING ACTIVITIES
Expenditures for property and equipment	(20,553)	(28,953)	(25,684)
Purchases of short-term investments	(18,462)	(46,281)	(35,878)
Sales of short-term investments	45,589	13,735	51,194

Net cash provided (used) in investing activities	6,574	(61,499)	(10,368)

FINANCING ACTIVITIES
Dividends paid	(14,465)	(14,890)	(13,400)
Purchases of treasury stock	(98,304)	(1,187)	(11,729)
Proceeds of long term debt	30,000	—	—
Payments to settle long term debt	(2,500)	—	—
Proceeds from employee stock purchase plan	507	509	443
Proceeds from stock options exercised	4,233	3,631	4,568

Net cash used in financing activities	(80,529)	(11,937)	(20,118)

Net increase (decrease) in cash and cash equivalents	(8,208)	(9,707)	16,571
Cash and cash equivalents at beginning of year	32,065	41,772	25,201

Cash and cash equivalents at end of year	$23,857	$32,065	$41,772

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock Awards	Stock	Equity

	(Dollars in thousands)
Balance — February 3, 2001	$821	$179	$76,778	$175,275	$(884)	$(689)	$(43,723)	$207,757
*Comprehensive income:
Net income				43,086				43,086
Unrealized gains on available-for-sale securities, net of deferred income taxes of $171.					317			317
Dividends paid ($.53 per share)				(13,400)				(13,400)
Class A common stock sold through employee stock purchase plan — 38,463 shares	1		442					443
Class A common stock sold through stock option plans — 329,850 shares	11		2,961					2,972
Class B common stock sold through stock option plans — 448,332 shares		15	3,406					3,421
Income tax benefit from stock options exercised			3,361					3,361
Purchase of treasury shares — 774,750 shares							(11,729)	(11,729)
Surrender of shares for stock options — 92,600 shares							(1,825)	(1,825)
Unearned compensation — restricted stock awards						295		295

Balance — February 2, 2002	833	194	86,948	204,961	(567)	(394)	(57,277)	234,698
*Comprehensive income:
Net income				45,833				45,833
Unrealized gains on available-for-sale securities, net of deferred income taxes of $448.					820			820
Dividends paid ($.585 per share)				(14,890)				(14,890)
Class A common stock sold through employee stock purchase plan — 32,487 shares	1		508					509
Class A common stock sold through stock option plans — 171,600 shares	6		1,547					1,553
Class B common stock sold through stock option plans — 172,500 shares		6	1,310					1,316
Income tax benefit from stock options exercised			1,906					1,906
Purchase of treasury shares — 66,000 shares							(1,187)	(1,187)
Surrender of shares for stock options — 48,681 shares							(1,144)	(1,144)
Restricted stock awards — 100,000 shares		3	2,728			(2,731)		—
Unearned compensation — restricted stock awards						750		750

Balance — February 1, 2003	840	203	94,947	235,904	253	(2,375)	(59,608)	270,164
*Comprehensive income:
Net income				31,389				31,389
Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $111.					(195)			(195)
Dividends paid ($.63 per share)				(14,465)				(14,465)
Class A common stock sold through employee stock purchase plan — 28,306 shares	1		506					507
Class A common stock sold through stock option plans — 288,250 shares	10		2,857					2,867
Income tax benefit from stock options exercised			1,366					1,366
Purchase of treasury shares — 5,302,484 shares							(98,304)	(98,304)
Shares reclassified from Class B to Class A — 477,315 shares	16	(16)						—
Unearned compensation — restricted stock awards						782		782

Balance — January 31, 2004.	$867	$187	$99,676	$252,828	$58	$(1,593)	$(157,912)	$194,111

*	Total comprehensive income for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 was $31,194, $46,653 and $43,403, respectively.

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

      Description of Business and Fiscal Year: The Company has two business segments — the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato”, “Cato Fashions”, “Cato Plus” and “It’s Fashion!” and are located primarily in strip shopping centers in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

      Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, shrink accrual and tax contingency reserves.

      Cash and Cash Equivalents and Short-Term Investments: Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

      The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified in consolidated balance sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income, net.

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

      Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 were $12,643,000, $21,982,000 and $24,841,000, respectively.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obtained for Internal Use”. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30 – 40 years
Leasehold improvements	5 – 10 years
Fixtures, equipment and software	3 – 10 years

Impairment of Long-Lived Assets

      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. Most of the Company’s store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved during the first few years of the lease. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Revenue Recognition

      The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards, layaway deposits and merchandise credits granted to customers are recorded as deferred revenue until they are redeemed or forfeited. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

      Credit revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

      Cost of Goods Sold: Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight, and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for our buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Buying, distribution, occupancy and internal transfer costs are treated as period costs and are not capitalized as part of inventory.

      Credit Sales: The Company offers its own credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. Finance income is recognized as earned under the interest method and late charges are recognized in the month in which they are assessed, net of provisions for estimated uncollectible amounts. The Company evaluates the collectibility

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable.

      Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was $5,638,000, $5,299,000 and $4,563,000 for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

      Earnings Per Share: FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method for fiscal 2003 and had no impact on fiscal 2002 and 2001, respectively. The weighted-average number of shares used in the basic earnings per share computations was 23,140,581, 25,465,543, and 25,193,610 for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 418,960, 481,914 and 695,026 for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 23,559,541, 25,947,457, and 25,888,636 for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. There were an immaterial number of shares withheld in the computation of diluted earnings per share due to potential anti-dilutive effects for the fiscal years 2003, 2002 and 2001.

      Vendor Allowances: The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold as earned, generally as the related products are sold. The Company does not receive cooperative advertising allowances.

      In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Under this EITF, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales or revenue unless it can be demonstrated this offsets an incremental expense, in which case it can be netted against that expense. The adoption of EITF 02-16 did not have a material effect on the Company’s financial position or results of operations for fiscal year ended January 31, 2004 or February 1, 2003.

      Income Taxes: The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

      Store Opening and Closing Costs: Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred. The Company evaluates all long-lived assets for impairment. A portion of construction, design, and site selection costs are capitalized to new, relocated and remodeled stores.

      Closed Store Lease Obligations: At the time stores are closed, provisions are made for the rentals required to be paid over the remaining lease terms reduced by sublease rentals.

      Insurance: The Company is self-insured with respect to employee healthcare, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has stop-loss insurance coverage for individual claims in excess of $250,000 for employee healthcare, $350,000 for worker’s compensation and $200,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $8,995,000, $8,970,000 and $9,090,000 in fiscal 2003, 2002 and 2001, respectively. Accrued healthcare was $1,380,000 and $1,125,000 and assets held in VEBA trust were $924,000 and $576,000 at January 31, 2004 and February 1, 2003, respectively. The Company paid worker’s compensation and general liability claims of $3,019,000, $2,609,000 and $3,114,000 in fiscal years 2003, 2002 and 2001, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,764,000, $3,284,000 and $3,385,000 in fiscal 2003, 2002 and 2001, respectively. Accrued workers’ compensation and general liabilities was $3,968,000 and $3,222,000 at January 31, 2004 and February 1, 2003, respectively. The Company had no outstanding letters of credit relating to such claims at January 31, 2004 or at February 1, 2003.

      Fair Value of Financial Instruments: The Company’s carrying values of financial instruments, such as cash, cash equivalents, and debt, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

      Stock-based Compensation: The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s Stock Option Plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the Plans. Had compensation expense for fiscal 2003, 2002, and 2001 stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company’s net income and basic and diluted earnings per share amounts for fiscal 2003, 2002 and 2001 would approximate the following proforma amounts (dollars in thousands, except per share data):

	January 31,	February 1,	February 2,
	2004	2003	2002

Net Income as Reported	$31,389	$45,833	$43,086
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	782	750	295
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,308)	(1,490)	(1,888)

Pro forma Net Income	$30,863	$45,093	$41,493

Earnings per share:
Basic — as reported	$1.36	$1.80	$1.71
Basic — pro forma	$1.33	$1.77	$1.65
Diluted — as reported	$1.33	$1.77	$1.66
Diluted — pro forma	$1.30	$1.74	$1.60

      The weighted-average fair value of each option granted during fiscal 2003, 2002 and 2001 is estimated at $5.84, $8.29 and $8.19 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 2003, 2002 and 2001, respectively: expected dividend yield of 3.01%, 3.29% and 2.62%; expected volatility of 44.34%, 57.06% and 59.84%, adjusted for expected dividends; risk-free interest rate of 3.29%, 2.60% and 4.36%; and an expected life of 5 years for 2003, 2002 and 2001. The effects of applying SFAS 148 in this proforma disclosure are not indicative of future amounts.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per-share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The implementation of this Statement did not affect the Company’s financial position or results of operations and the Company’s adopted the disclosure requirements beginning with the first quarter of fiscal 2003.

      In March 2003, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor”. EITF Issue No. 02-16 provides guidance on how cash considerations received by a customer or reseller should be classified in the customer’s statement of earnings. EITF Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

      Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with presentation for fiscal 2003.

2.     Interest and Other Income, Net

      The components of Interest and other income, net are shown below in gross amounts (in thousands):

	January 31,	February 1,	February 2,
	2004	2003	2002

Dividend income	$(2)	$(10)	$(10)
Interest income	(1,704)	(3,046)	(4,316)
Miscellaneous income	(1,235)	(2,342)	(2,011)
Interest expense	306	21	38
(Gain)/loss investment sales	(673)	1,697	0

Interest and other income, net	$(3,308)	$(3,680)	$(6,299)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Short-Term Investments:

      Short-Term investments at January 31, 2004 and February 1, 2003 include the following (in thousands):

	January 31, 2004			February 1, 2003

		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by U.S. Treasury & other U.S. government corporations and agencies:
With unrealized gain	$—	$—	$—	$1,000	$87	$1,087
Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized gain	37,777	146	37,923	36,355	443	36,798
With unrealized (loss)	7,500	(345)	7,155	26,643	(244)	26,399
Corporate debt securities:
With unrealized gain	—	—	—	3,626	128	3,754
With unrealized (loss)	2,500	(33)	2,467	6,833	—	6,833

Total	$47,777	$(232)	$47,545	$74,457	$414	$74,871

      The accumulated unrealized gains in short-term investments at January 31, 2004 of $148,000, net of a deferred income tax liability of $84,000 offset by the accumulated unrealized losses in equity investments of $206,000, net of a deferred income tax benefit of $117,000 and the accumulated unrealized gains of February 1, 2003 of $265,000, net of a deferred income tax liability of $149,000 offset by the accumulated unrealized losses in equity investments of $12,000 net of a deferred income tax benefit of $6,000 are reflected in accumulated other comprehensive gains (losses) in the Consolidated Balance Sheets. All unrealized losses disclosed were in a loss position for less than 12 months.

      The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified in consolidated balance sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income, net in the accompanying Statements of Consolidated Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income, net.

      As reported in our footnote 2 to our financial statements, the Company had realized gains of $673 in fiscal 2003 and realized losses of $1,697 in fiscal 2002.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of debt securities at January 31, 2004, by contractual maturity, are shown below (in thousands):

		Estimated
Security Type	Cost	Fair Value

Due in one year or less	$8,621	$8,605
Due in one year through three years	39,156	38,940

Total	$47,777	$47,545

      Additionally, the Company had $1.6 million invested in privately managed investment funds at January 31, 2004, which are reported under other assets in the Consolidated Balance Sheets.

4.     Accounts Receivable:

      Accounts receivable consist of the following (in thousands):

	January 31,	February 1,
	2004	2003

Customer accounts — principally deferred payment accounts	$55,480	$56,853
Miscellaneous trade receivables	3,569	3,362

Total	59,049	60,215
Less allowance for doubtful accounts	6,335	6,099

Accounts receivable — net	$52,714	$54,116

      Finance charge and late charge revenue on customer deferred payment accounts totaled $14,169,000, $13,672,000 and $12,951,000 for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively, and the allowance for doubtful accounts was $6,098,000, $4,764,000 and $5,913,000, for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. The allowance for doubtful accounts is classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

5.     Property and Equipment:

      Property and equipment consist of the following (in thousands):

	January 31,	February 1,
	2004	2003

Land and improvements	$2,019	$2,019
Buildings	17,751	17,751
Leasehold improvements	39,354	34,697
Fixtures, equipment and software	155,394	143,080
Construction in progress	2,534	2,246

Total	217,052	199,793
Less accumulated depreciation	102,685	86,486

Property and equipment — net	$114,367	$113,307

      Construction in progress primarily represents investments in technology and a carton sortation system for the distribution center scheduled to be implemented over the next 12 months.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Accrued Expenses:

      Accrued expenses consist of the following (in thousands):

	January 31,	February 1,
	2004	2003

Accrued bonus and retirement savings plan contributions	$2,784	$6,233
Accrued payroll and related items	4,348	4,265
Accrued advertising	976	762
Closed store lease obligations	616	1,004
Property and other taxes	8,719	7,593
Accrued insurance	5,348	4,347
Other	5,024	4,572

Total	$27,815	$28,776

7.     Financing Arrangements:

      At January 31, 2004, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. A new revolving credit agreement was entered into on August 22, 2003 and is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 31, 2004. There were no borrowings outstanding during the fiscal year ended January 31, 2004 or February 1, 2003. Interest is based on LIBOR, which was 1.10% on January 31, 2004.

      On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 1.10% on January 31, 2004.

      The Company had approximately $5,365,000 and $6,496,000 at January 31, 2004 and February 1, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

8.     Stockholders’ Equity:

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

      During 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and Chairman of the Board,

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a limited partnership affiliated with Edgar T. Cato, a Company founder and a member of the Board of Directors. Shares were purchased at $18.50 per share for a total cost of $95,043,454. Including related expenses of $520,000 for investment banking and related professional fees, the total cost was $95,563,454 or an average purchase price of $18.60 per share. The repurchase was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The LIBOR rate at January 31, 2004 was 1.10%. Additionally, during 2003, the Company repurchased 165,000 shares of Class A Common Stock for $2,740,619, or an average market price of $16.61 per share.

      In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the “Plan”). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. The “1993” Plan expired October 1, 2003. In May 2003, the shareholders approved a new 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 28,306 shares, 32,487 shares and 38,463 shares for the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

      In December 2003, the Board of Directors authorized a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock and Class B Common Stock, each par value $.03 1/3 per share (“Common Shares”), of the Company outstanding at the close of business on January 7, 2004 (the “Record Date”). In connection with the authorization of Rights, the Company entered into a Rights Agreement, dated as of December 18, 2003 (the “Rights Agreement”), with Wachovia Bank, National Association, a national banking association, as Rights Agent (the “Rights Agent”).

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

      In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $11.81 to a key executive. In May 2002, the Board of Directors approved and granted under the 1999 Incentive Compensation Plan restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $27.31 to a key executive. These stock awards cliff vest after four years and the unvested portion is included in stockholders’ equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $782,000, $750,000 and $295,000 in fiscal 2003, 2002 and 2001, respectively.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option plan activity for the three fiscal years ended January 31, 2004 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
February 3, 2001	2,537,382	$4.94 – $14.59	$9.68
Granted	21,750	12.66 – 18.91	16.17
Exercised	(778,182)	4.94 – 14.59	8.20
Cancelled	(25,700)	7.69 – 14.59	11.61

Outstanding options,
February 2, 2002	1,755,250	4.94 – 18.91	10.39
Granted	45,500	18.05 – 26.76	20.89
Exercised	(344,100)	4.94 – 17.63	8.11
Cancelled	(14,700)	8.25 – 12.28	11.27

Outstanding options,
February 1, 2003	1,441,950	4.94 – 26.76	11.20
Granted	19,500	16.65 – 21.29	17.66
Exercised	(288,250)	4.94 – 18.86	9.94
Cancelled	(18,800)	8.25 – 18.86	12.75

Outstanding options,
January 31, 2004	1,154,400	$5.13 – $26.76	$11.54

      The following tables summarize stock option information at January 31, 2004:

	Options Outstanding

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise Prices	Options	Contractual Life	Exercise Price

$5.13 – $ 7.69	57,300	1.27 years	$7.67
8.25 – 9.59	364,000	3.63 years	8.28
10.66 – 12.72	287,600	5.66 years	12.44
13.06 – 26.76	445,500	5.32 years	14.12

$5.13 – $26.76	1,154,400	4.67 years	$11.54

	Options Exercisable

		Weighted
Range of		Average
Exercise Prices	Options	Exercise Price

$5.13 – $ 7.69	57,300	$7.67
8.25 – 9.59	357,800	8.26
10.66 – 12.72	190,400	12.46
13.06 – 26.76	352,750	13.34

$5.13 – $26.76	958,250	$10.93

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding options at January 31, 2004 covered 702,000 shares of Class B Common Stock and 452,400 shares of Class A Common Stock. Outstanding options at February 1, 2003 covered 717,000 shares of Class B Common Stock and 724,950 shares of Class A Common Stock. Options available to be granted under the option plans were 406,600 at January 31, 2004 and 421,618 at February 1, 2003.

      In May 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share.

      Total comprehensive income for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 is as follows (in thousands):

	January 31,	February 1,	February 2,
Fiscal Year Ended	2004	2003	2002

Net income	$31,389	$45,833	$43,086
Unrealized gains (losses) on available-for-sale securities	(306)	1,268	488
Income tax effect	111	(448)	(171)

Unrealized gains (losses) net of taxes	(195)	820	317

Total comprehensive income	$31,194	$46,653	$43,403

      The net unrealized gain/loss on investments held reflected in comprehensive income for the periods presented were net of reclassification adjustments for gains/(losses) reported in income in the amounts of $429, ($1,083) and $0 for fiscal years 2003, 2002 and 2001, respectively, net of income taxes.

9.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 were approximately $1,764,000, $1,906,000 and $2,596,000, respectively.

      The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended January 31, 2004, February 1, 2003 or February 2, 2002.

      The Company is primarily self-insured for healthcare, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $8,995,000, $8,970,000 and $9,090,000 in fiscal 2003, 2002 and 2001, respectively. Accrued healthcare was $1,380,000 and $1,125,000 and assets held in the VEBA trust were $924,000 and $576,000 at January 31, 2004 and February 1, 2003, respectively.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Leases:

      The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are fixed rate for periods of five years with renewal options and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. For leases with landlord capital improvement funding, the funded amount is booked as a deferred liability and amortized over the term of the lease. Equipment leases are generally for one to three year periods.

      The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2004	$40,482
2005	32,488
2006	25,167
2007	16,249
2008	6,740

Total minimum lease payments	$121,126

      The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 31,	February 1,	February 2,
Fiscal Year Ended	2004	2003	2002

Minimum rentals	$39,998	$37,848	$37,117
Contingent rent	165	389	471

Total rental expense	$40,163	$38,237	$37,588

11.     Related Party Transactions:

      The Company leases certain of its stores from entities in which Mr. George S. Currin, a director of the Company, has an ownership interest. Rent expense and related charges totaling $872,607, $883,367, and $785,936 were paid in fiscal 2003, 2002 and 2001, respectively, under these leases.

      During 2000, 2001, 2002 and the first quarter of 2003, the Company made payments for the benefit of entities in which Mr. Wayland H. Cato, Jr., Chairman of the Board, and Mr. Edgar T. Cato, Former Vice Chairman of the Board and Co-Founder and Director, have a material interest. The Company subsequently determined these payments were unrelated to the business of the Company. Amounts, including interest, have been repaid. In the course of the evaluation by the Chief Executive Officer and the Chief Financial Officer described above, the Company implemented a change in its internal controls to prevent the payment of similar expenses in the future. As a result of this change, any payment requests for or on behalf of related parties require the prior review by and approval of the Chief Financial Officer.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Income Taxes:

      The provision for income taxes consists of the following (in thousands):

	January 31,	February 1,	February 2,
Fiscal Year Ended	2004	2003	2002

Current income taxes:
Federal	$12,550	$24,572	$22,309
State	337	1,364	469

Total	12,887	25,936	22,778

Deferred income taxes:
Federal	4,457	63	376
State	544	7	46

Total	5,001	70	422

Total income tax expense	$17,888	$26,006	$23,200

      Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2004 and February 1, 2003 are as follows (in thousands):

	January 31,	February 1,
	2004	2003

Deferred tax assets:
Bad debt reserve	$2,426	$2,338
Inventory valuation	946	1,739
Write-down of short-term investments	—	669
Restricted stock options	428	407
Capital loss carryover	669	—
Reserves	3,872	2,972
Other, net	764	—

Total deferred tax assets	9,105	8,125

Deferred tax liabilities:
Tax over book depreciation	17,974	11,682
Unrealized gains on short-term investments	33	143
Other, net	1,017	1,218

Total deferred tax liabilities	19,024	13,043

Net deferred tax liabilities	$9,919	$4,918

      Certain of the Company’s deferred tax assets have a limited life and realization of these assets is not assured. The capital loss carryover expires in 2008.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 31,	February 1,	February 2,
Fiscal Year Ended	2004	2003	2002

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.3	1.2	0.9
Other	0.0	0.0	(0.9)

Effective income tax rate	36.3%	36.2%	35.0%

13.     Quarterly Financial Data (Unaudited):

      Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2003	First	Second	Third	Fourth

Retail sales	$197,304	$188,218	$153,171	$193,077
Total revenues	201,210	191,993	157,129	196,935
Cost of goods sold	126,998	132,616	108,557	140,230
Gross margin	70,306	55,602	44,614	52,847
Income before income taxes	27,444	12,137	1,251	8,445
Net income	17,482	7,731	797	5,379
Basic earnings per share	$.69	$.30	$.04	$.26
Diluted earnings per share	$.68	$.30	$.04	$.26

Fiscal 2002	First	Second	Third	Fourth

Retail sales	$196,617	$186,900	$158,217	$191,008
Total revenues	200,491	190,715	162,228	194,897
Cost of goods sold	124,460	125,854	110,188	135,843
Gross margin	72,157	61,046	48,029	55,165
Income before income taxes	28,683	19,213	8,507	15,436
Net income	18,300	12,258	5,427	9,848
Basic earnings per share	$.72	$.48	$.21	$.39
Diluted earnings per share	$.71	$.47	$.21	$.38

14.     Reportable Segment Information:

      The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 28 states, principally in southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule summarizes certain segment information (in thousands):

Fiscal 2003	Retail	Credit	Total

Revenues	$732,796	$14,471	$747,267
Depreciation	18,617	78	18,695
Interest and other income, net	(3,308)	—	(3,308)
Income before taxes	44,553	4,724	49,277
Total assets	289,200	62,373	351,573
Capital expenditures	20,549	4	20,553

Fiscal 2002	Retail	Credit	Total

Revenues	$734,352	$13,979	$748,331
Depreciation	14,851	62	14,913
Interest and other income, net	(3,680)	—	(3,680)
Income before taxes	66,375	5,464	71,839
Total assets	310,173	73,237	383,410
Capital expenditures	28,953	—	28,953

Fiscal 2001	Retail	Credit	Total

Revenues	$686,092	$13,229	$699,321
Depreciation	10,821	65	10,886
Interest and other income, net	(6,299)	—	(6,299)
Income before taxes	62,786	3,500	66,286
Total assets	263,909	68,132	332,041
Capital expenditures	25,684	—	25,684

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

      The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 31,	February 1,	February 2,
	2004	2003	2002

Bad debt expense	$6,098	$4,764	$5,913
Payroll	1,101	1,117	1,126
Postage	1,131	1,121	1,127
Other expenses	1,339	1,451	1,498

Total expenses	$9,669	$8,453	$9,664

15.     Commitments and Contingencies:

      Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $200,000, respectively. The Company paid claims of $3,019,000, $2,609,000 and $3,114,000 in fiscal 2003, 2002 and 2001, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,764,000, $3,284,000 and $3,385,000 in fiscal 2003, 2002 and 2001, respectively. Accrued workers’ compensation and

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general liabilities was $3,968,000 and $3,222,000 at January 31, 2004 and February 1, 2003, respectively. The Company had no outstanding letters of credit relating to such claims at January 31, 2004 or at February 1, 2003. See Note 7 for letters of credit related to purchase commitments, Note 9 for 401(k) plan contribution obligations and Note 10 for lease commitments.

      The Company does not have any guarantees with third parties. The Company has placed a $2 million deposit with Cedar Hill National Bank (“Cedar Hill”), a wholly owned subsidiary, as security and collateral for the payment of amounts due from Cato West LLC, a wholly owned subsidiary, to Cedar Hill. The deposit has no set term. The deposit was made at the request of the Office of the Comptroller of the Currency because the receivable is not settled immediately and Cedar Hill has a risk of loss until payment is made. Cato West purchases receivables from Cedar Hill on a daily basis (generally one day in arrears). In the event Cato West fails to transfer to Cedar Hill the purchase price for any receivable within two business days, Cedar Hill shall have the right to withdraw any amount necessary from the account established by the Company to satisfy the amount due Cedar Hill from Cato West. Although the amount of potential future payments is limited to the amount of the deposit, Cedar Hill may require, at its discretion, the Company to increase the amount of the deposit with no limit on the increase. The deposit is based upon the amount of payments that would be due from Cato West to Cedar Hill for the highest credit card sales weekends of the year that would remain unpaid until the following business day. The Company has no obligations related to the deposit at year-end. No recourse provisions exist nor are any assets held as collateral that would reimburse the Company if Cedar Hill withdraws a portion of the deposit.

      The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

      Effective September 16, 2003, The Cato Corporation (the “Company”) dismissed Deloitte & Touche LLP as its principal independent accountants from the engagement to perform the audit of the financial statements of the Company for the fiscal year ending January 31, 2004. Deloitte & Touche LLP had served as the Company’s principal independent accountants since 1995. The decision to dismiss Deloitte & Touche LLP was made by the Audit Committee of the Board of Directors of the Company.

      The audit reports of Deloitte & Touche LLP on the financial statements of the Company for the fiscal years ended February 1, 2003 and February 2, 2002 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      In connection with the audits of the financial statements of the Company for the fiscal years ended February 1, 2003 and February 2, 2002 and through the date hereof, the Company had no disagreement with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to such disagreement in their reports for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      Deloitte & Touche LLP was provided a copy of the above disclosures and was requested to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements and, if not, stating in what respects it did not agree. A letter from Deloitte & Touche LLP was attached as Exhibit 16 to the Company’s Form 8-K, filed September 23, 2003, as amended by Form 8-K/ A, filed October 6, 2003.

      On September 16, 2003, the Company engaged the accounting firm of PricewaterhouseCoopers LLP as independent accountants to audit the Company’s financial statements for the fiscal year ending January 31, 2004. The decision to engage PricewaterhouseCoopers LLP was made by the Audit Committee of the Board of Directors of the Company. During the fiscal years ended February 1, 2003 and February 2, 2002 and through the date hereof, the Company did not consult with PricewaterhouseCoopers LLP regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of the Regulation S-K.

Item 9A.	Controls and Procedures:

      Evaluation of disclosure controls and procedures. As of January 31, 2004, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Finance Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

      Changes in internal control over financial reports. During the Company’s fourth fiscal quarter of 2003, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

      Information contained under the captions “Election of Directors,” “Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Registrant’s Proxy Statement for its

2004 annual stockholders’ meeting (the “2004 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 1, Part I hereof under the caption “Executive Officers” of the Registrant”.

Code of Ethics and Code of Business Conduct and Ethics

      The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to the Company’s Chairman, President, and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Secretary, and Senior Vice President, Controller. The Company has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers, and directors of the Company. The Code of Ethics and Code of Conduct are available on the Company’s website at www.catocorp.com, under the “Corporate Governance” caption and print copies are available to any shareholder that requests a copy. Any amendments to the Code of Ethics or Code of Conduct, or any waivers of the Code of Ethics, or any waiver of the Code of Conduct for directors or executive officers, will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

Item 11.	Executive Compensation:

      Incorporated by reference to Registrant’s Proxy Statement for 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 31, 2004.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights(1)	column (a))(2)

Equity compensation plans approved by security holder	1,154,400	$11.54	669,087
Equity compensation plans not approved by security holders	—	—	—
Total	1,154,400	$11.54	669,087

(1)	This column contains information regarding employee stock options only; there are no warrants or stock appreciation rights outstanding.

(2)	Includes the following:

406,600 shares available for grant under the Company’s stock incentive plan, referred to as the “1999” Incentive Plan. Under this plan, non-qualified stock options may be granted to key employees. No awards may be granted after 2004. Additionally, 14,318 shares available for grant under the Company’s stock incentive plan, referred to as the “1987” Non-qualified Stock Option Plan. Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

248,169 shares available under the 2003 Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

      Information contained under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2004 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions:

      Information contained under the caption “Certain Transactions” in the 2004 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

      The information required by this Item is incorporated herein by reference to the section entitled “Audit Fees” in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

      (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

Predecessor Independent Auditors’ Consent	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

      All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

      (3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit
Number	Description of Exhibit

3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Form S-8 of the Registrant filed February 7, 2000.
3.2	Registrant’s By Laws incorporated by reference to Form S-8 of the Registrant Filed February 7, 2000.
4.1	Loan Agreement, dated as of August 22, 2003, between the Registrant and Branch Banking and Trust Company (Not filed herewith. The Registrant hereby agrees to furnish a copy of this agreement to the Securities and Exchange Commission upon request.)
4.2	Share Rights Agreement dated December 18, 2003, incorporated by reference to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.1	Employment Agreement dated May 20, 1999 between The Cato Corporation and John P. Derham Cato, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000.
10.2	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Form S-8 of the Registrant filed February 7, 2000.
10.3	Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Form 8-K of the Registrant filed on July 22, 2003.
10.4	Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Form 8-K of the Registrant filed on July 22, 2003.
10.5	Retirement Agreements between Registrant and Wayland H. Cato, Jr. and Edgar T. Cato dated August 29, 2003 incorporated by reference to Form 10-Q of the Registrant for quarter ended August 2, 2003.
16.1	Change in the Registrants Independent Accountants from Deloitte & Touche, LLP to PricewaterhouseCoopers, LLP effective September 16, 2003, incorporated by reference to Form 8-K of the Registrant filed September 23, 2003 and as amended in Form 8-K/A filed on October 6, 2003.
21	Subsidiary of Registrant.
23.1	Consent of Independent Accountants.
23.2	Consent of Predecessor Independent Accountants.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

      (b) Reports on Form 8-K:

      Form 8-K was filed on November 18, 2003 disclosing the November 18, 2003 Press Release regarding the Company’s financial results for the third quarter of 2003.

      Form 8-A was filed on December 22, 2003 disclosing that on December 4, 2003 the Board of Directors of the Company adopted a Stockholder Rights Plan.

      Pursuant to General Instruction B on Form 8-K, any reports previously or in the future submitted under Items 9 and 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

EXHIBIT INDEX

Designation
of Exhibit		Page

21	Subsidiaries of the Registrant	46
23.1	Consent of Independent Accountants	47
23.2	Consent of Predecessor Independent Accountants	S-1

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

	State of	Name under which
Name of Subsidiary	Incorporation/Organization	Subsidiary does Business

CHW LLC	Delaware	CHW LLC
Providence Insurance Company, Limited	A Bermudian Company	Providence Insurance Company, Limited
CatoSouth LLC	North Carolina	CatoSouth LLC
Cato of Texas L.P.	Texas	Cato of Texas L.P.
Cato Southwest, Inc.	Delaware	Cato Southwest, Inc.
CaDel LLC	Delaware	CaDel LLC
CatoWest LLC	Nevada	CatoWest LLC
Cedar Hill National Bank	A Nationally Chartered Bank	Cedar Hill National Bank
catocorp.com, LLC	Delaware	catocorp.com, LLC

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in Registration Statement No. 333-96283 on Form S-8 pertaining to The Cato Corporation 1999 Incentive Compensation Plan, in Registration Statement No. 33-41314 on Form S-8 pertaining to The Cato Corporation 1987 Incentive Stock Option Plan, in Registration Statement No. 33-41315 on Form S-8 pertaining to The Cato Corporation 1987 Nonqualified Stock Option Plan, and in Registration Statement Nos. 33-69844 and 333-96285 on Forms S-8 pertaining to The Cato Corporation 1993 Employee Stock Purchase Plan, of our report dated March 31, 2004 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

April 22, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By /s/ JOHN P. DERHAM CATO John P. Derham Cato Chairman, President and Chief Executive Officer	By /s/ MICHAEL O. MOORE Michael O. Moore Executive Vice President Chief Financial Officer and Secretary

By /s/ ROBERT M. SANDLER Robert M. Sandler Senior Vice President Controller

Date: April 22, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. DERHAM CATO John P. Derham Cato (Director)	/s/ GEORGE S. CURRIN George S. Currin (Director)

/s/ MICHAEL O. MOORE Michael O. Moore (Director)	/s/ GRANT L. HAMRICK Grant L. Hamrick (Director)

/s/ THOMAS E. CATO Thomas E. Cato (Director)	/s/ JAMES H. SHAW James H. Shaw (Director)

/s/ ROBERT W. BRADSHAW, JR. Robert W. Bradshaw, Jr. (Director)	/s/ A.F. (PETE) SLOAN A.F. (Pete) Sloan (Director)

EXHIBIT 23.2

PREDECESSOR INDEPENDENT AUDITORS’ CONSENT

      We consent to the incorporation by reference in Registration Statement No. 333-96283 on Form S-8 pertaining to The Cato Corporation 1999 Incentive Compensation Plan, in Registration Statement No. 33-41314 on Form S-8 pertaining to The Cato Corporation 1987 Incentive Stock Option Plan, in Registration Statement No. 33-41315 on Form S-8 pertaining to The Cato Corporation 1987 Nonqualified Stock Plan, and in Registration Statement Nos. 33-69844 and 333-96285 on Forms S-8 pertaining to The Cato Corporation 1993 Employee Stock Purchase Plan, of our report dated April 21, 2003, with respect to the consolidated financial statements and financial statement schedule of the Cato Corporation included in and incorporated by reference in the Annual Report on Form 10-K for the year ended January 31, 2004.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

April 22, 2004

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for		Reserve for	Allowance
	Doubtful		Rental	for Sales
	Accounts(a)		Commitments(b)	Returns(c)

	(In thousands)
Balance at February 3, 2001	$5,422		$1,649	$—
Additions charged to costs and expenses	5,913		691	—
Additions charged to other accounts	1,052	(d)	—	—
Deductions	(6,419	)(e)	(1,263)	—

Balance at February 2, 2002	5,968		1,077	—
Additions charged to costs and expenses	4,763		1,000	390
Additions charged to other accounts	887	(d)	—	—
Deductions	(5,519	)(e)	(1,121)	—

Balance at February 1, 2003	6,099		956	390
Additions charged to costs and expenses	6,098		1,062	10
Additions charged to other accounts	858	(d)	—	—
Deductions	(6,720	)(e)	(1,402)	—

Balance at January 31, 2004	$6,335		$616	$400

(a)	Deducted from trade accounts receivable.

(b)	Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c)	Gross margin revenue on return sales.

(d)	Recoveries of amounts previously written off.

(e)	Uncollectible accounts written off.

S-2