Form 10-Q
period 2004-05-01
CATO CORP
filed 2004-06-07
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-31340

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

Yes ☒      No ☐

As of May 18, 2004, there were 20,143,778 shares of Class A common stock and 470,350 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

May 1, 2004

Table of Contents

Page
No.

PART I — FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:

Condensed Consolidated Statements of Income	2
For the Three Months Ended May 1, 2004 and May 3, 2003

Condensed Consolidated Balance Sheets	3
At May 1, 2004, May 3, 2003 and January 31, 2004

Condensed Consolidated Statements of Cash Flows	4
For the Three Months Ended May 1, 2004 and May 3, 2003

Notes to Condensed Consolidated Financial Statements	5–8
For the Three Months Ended May 1, 2004 and May 3, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

PART I      FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	May 1,	May 3,
	2004	2003
	(Unaudited)	(Unaudited)

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$205,193	$197,304
Other income (principally finance, late, and layaway charges)	4,008	3,906

Total revenues	209,201	201,210

COSTS AND EXPENSES, NET
Cost of goods sold	132,344	126,998
Selling, general and administrative	45,823	43,444
Depreciation	4,979	4,451
Interest expense	162	3
Interest and other income	(506)	(1,130)

Costs and expenses, net	182,802	173,766

INCOME BEFORE INCOME TAXES	26,399	27,444

Income tax expense	9,583	9,962

NET INCOME	$16,816	$17,482

BASIC EARNINGS PER SHARE	$.82	$.69

DILUTED EARNINGS PER SHARE	$.81	$.68

DIVIDENDS PER SHARE	$.16	$.15

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1,	May 3,	January 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$23,167	$43,986	$23,857
Short-term investments	67,155	75,069	47,545
Accounts receivable — net	51,427	53,340	52,714
Merchandise inventories	99,855	102,306	97,292
Deferred income taxes	179	1,326	284
Prepaid expenses	6,299	5,787	5,708

Total Current Assets	248,082	281,814	227,400
Property and equipment — net	116,400	113,156	114,367
Other assets	10,189	9,604	9,806

Total	$374,671	$404,574	$351,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76,534	$71,491	$76,387
Accrued expenses	28,161	23,600	27,815
Income taxes	13,713	12,572	4,290
Current portion of long-term debt	6,000	—	6,000

Total Current Liabilities	124,408	107,663	114,492
Deferred income taxes	10,203	6,310	10,203
Long-term debt	20,000	—	21,500
Other noncurrent liabilities	11,583	8,672	11,267

Commitments and contingencies

Total Liabilities	166,194	122,645	157,462

Shareholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 26,049,957 shares, 25,258,428 shares and 26,015,868 shares at May 1, 2004, May 3, 2003 and January 31, 2004, respectively	868	842	867
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,607,834 shares, 6,085,149 shares and 5,607,834 shares at May 1, 2004, May 3, 2003 and January 31, 2004, respectively	187	203	187
Additional paid-in capital	100,133	95,428	99,676
Retained earnings	266,380	249,568	252,828
Accumulated other comprehensive gains	243	367	58
Unearned compensation – restricted stock awards	(1,422)	(2,130)	(1,593)

	366,389	344,278	352,023
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at May 1, 2004, 5,906,179 Class A and –0– Class B shares at May 3, 2003 and 5,906,179 Class A and 5,137,484 Class B shares at January 31, 2004, respectively)	(157,912)	(62,349)	(157,912)

Total Shareholders’ Equity	208,477	281,929	194,111

Total	$374,671	$404,574	$351,573

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	May 1,	May 3,
	2004	2003
	(Unaudited)	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$16,816	$17,482

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,979	4,451
Amortization of investment premiums	—	3
Compensation expense related to restricted stock awards	171	245
Loss on disposal of property and equipment	14	102
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	1,287	776
Merchandise inventories	(2,564)	(8,849)
Other assets	(974)	(1,189)
Accounts payable and other liabilities	872	(221)
Accrued income taxes	9,423	9,686

Net cash provided by operating activities	30,024	22,486

INVESTING ACTIVITIES
Expenditures for property and equipment	(6,983)	(4,402)
Purchases of short-term investments	(19,425)	(2,347)
Sales of short-term investments	—	2,260

Net cash (used) in investing activities	(26,408)	(4,489)

FINANCING ACTIVITIES
Dividends paid	(3,264)	(3,817)
Purchases of treasury stock	—	(2,741)
Payments to settle long-term debt	(1,500)	—
Proceeds from employee stock purchase plan	209	245
Proceeds from stock options exercised	249	237

Net cash (used) in financing activities	(4,306)	(6,076)

Net increase (decrease) in cash and cash equivalents	(690)	11,921

Cash and cash equivalents at beginning of period	23,857	32,065

Cash and cash equivalents at end of period	$23,167	$43,986

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 1, 2004 AND MAY 3, 2003

NOTE 1 — GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 1, 2004 and May 3, 2003 are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

The Company’s short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in the Condensed Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Condensed Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Condensed Consolidated Statements of Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in interest and other income.

Total comprehensive income for the quarters ended May 1, 2004 and May 3, 2003 was $17,001,000 and $17,596,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.

The provisions for income taxes are based on the Company’s estimated annual effective tax rate. As allowed by SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes are calculated annually.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 1, 2004 AND MAY 3, 2003

NOTE 1 — GENERAL (CONTINUED):

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

NOTE 2 — EARNINGS PER SHARE:

FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method. The weighted-average number of shares used in the basic earnings per share computations was 20,499,605 and 25,439,385 for the three months ended May 1, 2004 and May 3, 2003, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 20,845,867 and 25,796,506 for the three months ended May 1, 2004 and May 3, 2003, respectively. There was an immaterial number of shares withheld in the computation of diluted EPS due to potential anti-dilutive effects for the three months ended May 1, 2004 and May 3, 2003.

	Three Months Ended

	May 1,	May 3,
	2004	2003

Weighted-average shares outstanding	20,499,605	25,439,385
Dilutive effect of stock options	346,262	357,121

Weighted-average shares and common stock equivalents (stock options) outstanding	20,845,867	25,796,506

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended May 1, 2004 and May 3, 2003 were $3,960,000 and $292,000, respectively.

NOTE 4 — FINANCING ARRANGEMENTS:

At May 1, 2004, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22,

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 1, 2004 AND MAY 3, 2003

NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):

2003 and is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 1, 2004. There were no borrowings outstanding during the three months ended May 1, 2004 or the fiscal year ended January 31, 2004. Interest is based on LIBOR, which was 1.10% on May 1, 2004.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 1.10% on May 1, 2004.

The Company had approximately $3,281,000 and $4,661,000 at May 1, 2004 and May 3, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 — REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 28 states at May 1, 2004, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 1, 2004	Retail	Credit	Total

Revenues	$205,691	$3,510	$209,201
Depreciation	4,959	20	4,979
Interest and other income	(506)	—	(506)
Income before taxes	25,290	1,109	26,399
Total assets	312,533	62,138	374,671
Capital expenditures	6,981	2	6,983

Three Months Ended
May 3, 2003	Retail	Credit	Total

Revenues	$197,598	$3,612	$201,210
Depreciation	4,431	20	4,451
Interest and other income	(1,130)	—	(1,130)
Income before taxes	26,476	968	27,444
Total assets	329,695	74,879	404,574
Capital expenditures	4,402	—	4,402

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 1, 2004 AND MAY 3, 2003

NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):

The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended

	May 1,	May 3,
	2004	2003

Bad debt expense	$1,422	$1,627
Payroll	278	271
Postage	316	333
Other expenses	365	393

Total expenses	$2,381	$2,624

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended

	May 1,	May 3,
	2004	2003

Total retail sales	100.0%	100.0%
Total revenues	102.0	102.0
Cost of goods sold	64.5	64.4
Selling, general and administrative	22.3	22.0
Depreciation	2.4	2.3
Interest expense	0.1	0.0
Interest and other income	(0.2)	(0.6)
Income before income taxes	12.9	13.9
Net income	8.2	8.9

Comparison of First Quarter of 2004 with 2003.

Total retail sales for the first quarter were $205.2 million compared to last year’s first quarter sales of $197.3 million, a 4% increase due to store development activities. Same-store sales decreased 2% in the first quarter of fiscal 2004. Total revenue, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $209.2 million in the first quarter of 2004 compared to $201.2 million in the first quarter of 2003. The Company operated 1,118 stores at May 1, 2004 compared to 1,035 stores at the end of last year’s first quarter. In the first quarter of 2004 the Company opened 16 stores and relocated 10 stores.

Credit revenue of $3.5 million, represented 1.7% of total revenues in the first quarter of 2004. This is comparable to 2003 credit revenue of $3.6 million or 1.8% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $2.4 million in the first quarter of 2004 compared to last year’s first quarter expenses of $2.6 million. The decrease in costs was principally due to lower bad debt expense. Total credit income before taxes increased $0.1 million from $1.0 million in 2003 to $1.1 million in 2004 due to reduced operating costs.

Other income in total, as included in total revenues in the first quarter of 2004, increased slightly to $4.0 million from $3.9 million in the first quarter of 2003. The increase resulted primarily from an increase in late fees.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — (CONTINUED):

Cost of goods sold was $132.3 million, or 64.5% of retail sales, in the first quarter of 2004 compared to $127.0 million or 64.4% of retail sales in the first quarter of 2003. The overall increase in cost of goods sold resulted primarily from increased freight and occupancy costs. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Pursuant to Emerging Task Force Issue No. 02-16, certain vendor allowances have been classified in cost of goods sold totaling $0.3 million in the first quarter of 2004 which were previously recorded as a reduction in selling, general and administrative expenses. Total gross margin dollars (retail sales less cost of goods sold) increased by 4% to $72.8 million as related to total retail sales in the first quarter of 2004 compared to $70.3 million in the first quarter of 2003. Gross margin as presented may not be comparable to those of other entities as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.

Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts and were $45.8 million in the first quarter of 2004 compared to $43.4 million in the first quarter of 2003, an increase of 5%. As a percent of retail sales, SG&A was 22.3% for the first quarter of 2004 compared to 22.0% in the prior year’s first quarter. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.

Depreciation expense was $5.0 million in the first quarter of 2004 compared to $4.5 million in the first quarter of 2003. The 12% increase in the first quarter of 2004 resulted primarily from the Company’s store development activities.

Interest expense was $0.2 million in the first quarter of 2004 compared to $0.0 in the first quarter of 2003. The increase in the first quarter of 2004 resulted from interest payments on a new $30.0 million five-year term loan facility entered into on August 22, 2003, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders.

Interest and other income was $0.5 million in the first quarter of 2004 compared to $1.1 million in the first quarter of 2003. The decrease in the first quarter of 2004 resulted primarily from the Company’s lower cash and short-term investment position following the repurchase of $98.3 million of Company stock in fiscal 2003.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — (CONTINUED):

Income tax expense was $9.6 million, or 4.7% of retail sales in the first quarter of 2004 compared to $10.0, or 5.0% of retail sales in the prior year’s first quarter. The decrease resulted from lower pre-tax income. The effective tax rate was 36.3% in both the first quarter of 2004 and 2003, respectively. The Company expects the effective rate in 2004 to be in the range of 35% to 37%.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging roll rates over the prior five months. The allowance is reviewed for adequacy and adjusted, as necessary, on a monthly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio. Historically, actual results have not significantly deviated from estimates.

Insurance Liabilities

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to adjust the provision for insurance costs, which could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES — (CONTINUED):

Revenue Recognition

While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards, layaway deposits and merchandise credits granted to customers are recorded as deferred revenue until they are redeemed or forfeited. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

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

Tax Reserves

The Company records an estimated tax liability or tax benefit for income and other taxes based on what it determines will likely be paid in the various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES — (CONTINUED):

Tax Reserves (Continued)

a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

Merchandise Inventories

The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost (first-in, first-out method) or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying an average cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry. Inherent in the retail method are certain significant estimates including initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last inventory and the financial reporting date. The Company continuously reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory. General economic environment for retail apparel sales could result in an increase in the level of markdowns, which would result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. Management makes estimates regarding markdowns based on inventory levels on hand and customer demand, which may impact inventory valuations. Markdown exposure with respect to inventories on hand is limited due to the fact that seasonal merchandise is not carried forward. Historically, actual results have not significantly deviated from those determined using the estimates described above.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STOCK OPTIONS:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s stock option plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the plans. Had compensation expense for the stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the Company’s net income and basic and diluted earnings per share amounts for the three months ended May 1, 2004 and May 3, 2003 would approximate the following proforma amounts (dollars in thousands, except per share data):

	May 1,	May 3,
	2004	2003

Net Income as Reported	$16,816	$17,482
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(133)	(290)

Pro forma Net Income	$16,792	$17,347

Earnings per share:
Basic – as reported	$.82	$.69
Basic – pro forma	$.82	$.68
Diluted – as reported	$.81	$.68
Diluted – pro forma	$.81	$.67

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements for fiscal 2004 and the long term.

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first quarter of 2004 was $30.0 million as compared to $22.5 million in the first quarter of 2003. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At May 1, 2004, the Company had working capital of $123.7 million compared to $174.2 million at May 3, 2003. The decline in working capital resulted primarily from the repurchase of Class B Common Stock from the Company’s founders for $95.6 million, partially offset by the proceeds of a new $30 million five-year term loan facility entered into in the third quarter of fiscal 2003. The increase in net cash provided by operating activities in the first quarter of 2004 is primarily the result of an increase in depreciation expense of $0.5 million due to store expansion; a reduction in accounts receivable from strong collection efforts of $0.5 million; a reduction of merchandise inventories of $6.3 million and an increase of accounts payable and other liabilities of $1.1 million. Offsetting these increases in net cash provided by operating activities was a decrease in net income of $0.7 million and a decrease of $0.3 million in accrued income taxes.

Additionally, the Company had $1.6 million invested in privately managed investment funds at May 1, 2004, which are reported under other assets of the consolidated balance sheets.

At May 1, 2004, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2006. This agreement replaced a prior revolving credit agreement which was due to expire in October 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 1, 2004. There were no borrowings outstanding under these credit facilities during the three months ended May 1, 2004 or the fiscal year ended January 31, 2004.

The Company had approximately $3.3 million and $4.7 million at May 1, 2004 and May 3, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $7.0 million for the quarter ended May 1, 2004, compared to $4.4 million in last year’s first quarter. The expenditures for the first quarter of 2004 were primarily for store development and investments in new technology. In fiscal 2004, the Company is planning to invest approximately $33 million for capital expenditures. This includes expenditures to open 90 new stores, relocate 27 stores and close 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.

In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.

In August 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and Chairman of the Board, and a limited partnership affiliated with Edgar T. Cato, a Company founder and a member of the Board of Directors. Shares were purchased at $18.50 per share for a total cost of

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

$95,043,454. Including related expenses of $520,000 for investment banking and related professional fees, the total cost was $95,563,454 or an average purchase price of $18.60 per share. The repurchase was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The LIBOR rate at May 1, 2004 was 1.10%. As of May 1, 2004, the outstanding balance on the loan facility was $26.0 million.

The Company does not use derivative financial instruments. At May 1, 2004, the Company’s investment portfolio was invested in governmental and other debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Statements of Consolidated Income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

FORWARD LOOKING STATEMENTS:

Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q including statements regarding the Company’s planned capital expenditures, intended store openings, closures, relocations and remodelings, its expected effective tax rate and the expected adequacy of the Company’s liquidity, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to the following: general economic conditions; competitive factors and pricing pressures; the Company’s ability to predict fashion trends; consumer buying patterns; weather conditions and inventory risk due to shifts in market demand. The Company does not undertake any obligation to update any forward-looking statements.

THE CATO CORPORATION
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of May 1, 2004, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Finance Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTS:

During the Company’s first fiscal quarter of 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)

Exhibit No.	ITEM

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

(B)	Form 8-K was furnished on March 18, 2004 disclosing the March 16, 2004 Press Release regarding the Company’s financial results for the fourth quarter of 2003.

PART II      OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

June 7, 2004	/s/ John P. Derham Cato

Date	John P. Derham Cato
Chairman, President and
Chief Executive Officer

June 7, 2004	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

June 7, 2004	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller