Form 10-Q
period 2004-07-31
CATO CORP
filed 2004-09-02
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes ☒     No ☐

As of August 17, 2004, there were 20,242,167 shares of Class A common stock and 460,350 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

July 31, 2004

Table of Contents

Page
No.
PART I — FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:

Condensed Consolidated Statements of Income	2
For the Three Months and Six Months Ended July 31, 2004 and August 2, 2003

Condensed Consolidated Balance Sheets	3
At July 31, 2004, August 2, 2003 and January 31, 2004

Condensed Consolidated Statements of Cash Flows	4
For the Six Months Ended July 31, 2004 and August 2, 2003

Notes to Condensed Consolidated Financial Statements	5–8
For the Three Months and Six Months Ended July 31, 2004 and August 2, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9–17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18-19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$197,068	$188,218	$402,261	$385,522
Other income (principally finance, late, and layaway charges)	3,816	3,775	7,824	7,681

Total revenues	200,884	191,993	410,085	393,203

COSTS AND EXPENSES
Cost of goods sold	136,051	132,616	268,395	259,614
Selling, general and administrative	47,387	44,565	93,210	88,010
Depreciation	5,091	4,562	10,070	9,013
Interest expense	167	1	329	4
Interest and other income	(656)	(1,888)	(1,162)	(3,018)

Costs and expenses	188,040	179,856	370,842	353,623

INCOME BEFORE INCOME TAXES	12,844	12,137	39,243	39,580

Income tax expense	4,662	4,406	14,245	14,368

NET INCOME	$8,182	$7,731	$24,998	$25,212

BASIC EARNINGS PER SHARE	$.40	$.30	$1.22	$.99

DILUTED EARNINGS PER SHARE	$.39	$.30	$1.20	$.98

DIVIDENDS PER SHARE	$.175	$.16	$.335	$.31

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	August 2,	January 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$29,439	$59,836	$23,857
Short-term investments	76,494	66,255	47,545
Accounts receivable — net	50,260	53,092	52,714
Merchandise inventories	86,355	79,998	97,292
Deferred income taxes	243	1,530	284
Prepaid expenses	5,804	5,651	5,708

Total Current Assets	248,595	266,362	227,400
Property and equipment — net	114,783	113,131	114,367
Other assets	10,194	9,617	9,806

Total	$373,572	$389,110	$351,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,527	$52,304	$76,387
Accrued expenses	33,832	27,698	27,815
Income taxes	10,693	8,012	4,290
Current portion of long-term debt	6,000	—	6,000

Total Current Liabilities	119,052	88,014	114,492
Deferred income taxes	10,203	6,310	10,203
Long-term debt	18,500	—	21,500
Other noncurrent liabilities	11,709	8,700	11,267

Commitments and contingencies

Total Liabilities	159,464	103,024	157,462
Shareholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 26,147,346 shares, 25,612,313 shares and 26,015,868 shares at July 31, 2004, August 2, 2003 and January 31, 2004, respectively	872	854	867
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,597,834 shares, 5,796,078 shares and 5,607,834 shares at July 31, 2004, August 2, 2003 and January 31, 2004, respectively	186	193	187
Additional paid-in capital	101,134	96,087	99,676
Retained earnings	270,949	253,226	252,828
Accumulated other comprehensive gains	131	10	58
Unearned compensation — restricted stock awards	(1,252)	(1,935)	(1,593)

	372,020	348,435	352,023
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at July 31, 2004 and January 31, 2004, 5,906,179 Class A and -0- Class B shares at August 2, 2003)	(157,912)	(62,349)	(157,912)

Total Shareholders’ Equity	214,108	286,086	194,111

Total	$373,572	$389,110	$351,573

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31,	August 2,
	2004	2003
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$24,998	$25,212

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,070	9,013
Amortization of investment premiums	—	4
Compensation expense related to restricted stock awards	341	440
Loss on disposal of property and equipment	1,363	243
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	2,454	1,024
Merchandise inventories	10,937	13,459
Other assets	(484)	(1,066)
Accounts payable and other liabilities	(1,444)	(15,485)
Accrued income taxes	6,403	5,126

Net cash provided by operating activities	54,638	37,970

INVESTING ACTIVITIES

Expenditures for property and equipment	(11,765)	(9,080)
Purchases of short-term investments	(42,651)	(7,686)
Sales of short-term investments	13,775	16,055

Net cash (used) in investing activities	(40,641)	(711)

FINANCING ACTIVITIES

Dividends paid	(6,877)	(7,874)
Purchases of treasury stock	—	(2,741)
Payments to settle long-term debt	(3,000)	—
Proceeds from employee stock purchase plan	226	245
Proceeds from stock options exercised	1,236	882

Net cash (used) in financing activities	(8,415)	(9,488)

Net increase in cash and cash equivalents	5,582	27,771

Cash and cash equivalents at beginning of period	23,857	32,065

Cash and cash equivalents at end of period	$29,439	$59,836

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2004
AND AUGUST 2, 2003 (UNAUDITED)

NOTE 1 — GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 31, 2004 and August 2, 2003 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

Total comprehensive income for the second quarter and six months ended July 31, 2004 was $8,070,000 and $25,071,000, respectively. Total comprehensive income for the second quarter and six months ended August 2, 2003 was $7,374,000 and $24,969,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2004
AND AUGUST 2, 2003 (UNAUDITED)

NOTE 1 – GENERAL (CONTINUED):

The provisions for income taxes are based on the Company’s estimated annual effective tax rate.

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

NOTE 2 — EARNINGS PER SHARE:

FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method. There was an insignificant number of shares withheld from the computation of diluted EPS due to potential anti-dilutive effects for the six months ended July 31, 2004 and August 2, 2003.

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Weighted-average shares outstanding	20,515,017	25,478,008	20,527,831	25,458,696
Dilutive effect of stock options	365,014	410,325	363,001	391,925

Weighted-average shares and common stock equivalents (stock options) outstanding	20,880,031	25,888,333	20,890,832	25,850,621

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended July 31, 2004 and August 2, 2003 were $7,866,100 and $9,277,450, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2004
AND AUGUST 2, 2003 (UNAUDITED)

NOTE 4 — FINANCING ARRANGEMENTS:

At July 31, 2004, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding during the six months ended July 31, 2004 or the fiscal year ended January 31, 2004. Interest is based on LIBOR, which was 1.50% on July 31, 2004.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. The amounts outstanding under the loan totaled $24.5 million as of July 31, 2004. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 1.50% on July 31, 2004.

The Company had approximately $4,707,000 and $6,742,000 at July 31, 2004 and August 2, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 28 states at July 31, 2004, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 31, 2004	Retail	Credit	Total	July 31, 2004	Retail	Credit	Total
Revenues	$197,359	$3,525	$200,884	Revenues	$403,050	$7,035	$410,085
Depreciation	5,072	19	5,091	Depreciation	10,031	39	10,070
Interest and other income	(656)	—	(656)	Interest and other income	(1,162)	—	(1,162)
Income before taxes	11,533	1,311	12,844	Income before taxes	36,823	2,420	39,243
Total assets	310,985	62,587	373,572	Total assets	310,985	62,587	373,572
Capital expenditures	4,699	83	4,782	Capital expenditures	11,680	85	11,765

Three Months Ended				Six Months Ended
August 2, 2003	Retail	Credit	Total	August 2, 2003	Retail	Credit	Total
Revenues	$188,415	$3,578	$191,993	Revenues	$386,013	$7,190	$393,203
Depreciation	4,543	19	4,562	Depreciation	8,974	39	9,013
Interest and other income	(1,888)	—	(1,888)	Interest and other income	(3,018)	—	(3,018)
Income before taxes	11,065	1,071	12,136	Income before taxes	37,541	2,039	39,580
Total assets	312,928	76,182	389,110	Total assets	312,928	76,182	389,110
Capital expenditures	4,678	—	4,678	Capital expenditures	9,080	—	9,080

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2004
AND AUGUST 2, 2003 (UNAUDITED)

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Bad debt expense	$1,247	$1,545	$2,669	$3,172
Payroll	294	277	572	548
Postage	260	275	576	608
Other expenses	394	391	759	784

Total expenses	$2,195	$2,488	$4,576	$5,112

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.9	102.0	101.9	101.9
Cost of goods sold	69.0	70.5	66.7	67.4
Selling, general and administrative	24.0	23.7	23.2	22.8
Depreciation	2.6	2.4	2.5	2.3
Interest expense	0.1	0.0	0.1	0.0
Interest and other income	(0.3)	(1.0)	(0.3)	(0.8)
Income before income taxes	6.5	6.4	9.7	10.2
Net income	4.1	4.1	6.2	6.5

Comparison of Second Quarter and First Six Months of 2004 with 2003.

Total retail sales for the second quarter were $197.1 million compared to last year’s second quarter sales of $188.2 million, a 5% increase. Same-store sales decreased 1% in the second quarter of fiscal 2004. For the six months ended July 31, 2004, total retail sales were $402.3 million compared to last year’s first six months sales of $385.5 million, a 4% increase, and same-store sales decreased 2% for the comparable six month period. Total revenue, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $200.9 million and $410.1 million for the second quarter and six months ended July 31, 2004, respectively, compared to $192.0 million and $393.2 million for the second quarter and six months ended August 2, 2003, respectively. The Company operated 1,132 stores at July 31, 2004 compared to 1,051 stores at the end of last year’s second quarter. For the first six months of 2004 the Company opened 30 stores and relocated 17 stores.

Credit revenue of $3.5 million, represented 1.8% of total revenues in the second quarter of 2004. This is comparable to 2003 credit revenue of $3.6 million or 1.9% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $2.2 million in the second quarter of 2004 compared to last year’s second quarter expenses of $2.5 million. The decrease in costs was principally due to lower bad debt expense. Total credit income for the second quarter before taxes increased $0.2 million from $1.1 million in 2003 to $1.3 million in 2004 due to reduced operating costs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):

Other income in total, as included in total revenues in the second quarter of 2004, remained flat at $3.8 million compared to the second quarter of 2003.

Cost of goods sold was $136.1 million, or 69.0% of retail sales and $268.4 million or 66.7% of retail sales for the second quarter and first six months of fiscal 2004, compared to $132.6 million, or 70.5% of retail sales and $259.6 million, or 67.4% of retail sales for the prior year’s comparable three and six months periods, respectively. The overall dollar increase in cost of goods sold resulted primarily from increased freight and occupancy costs. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2004 resulted primarily from lower markdowns. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 9.7% to $61.0 million and by 6.3% to $133.9 million for the second quarter and first six months of fiscal 2004 compared to $55.6 million and $125.9 million for the prior year’s comparable three and six month periods, respectively. Gross margin as presented may not be comparable to those of other entities as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.

Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. Selling, general and administrative (SG&A) expenses were $47.4 million, or 24.0% of retail sales and $93.2 million, or 23.2% of retail sales for the second quarter and first six months of fiscal 2004, compared to $44.6 million, or 23.7% of retail sales and $88.0 million, or 22.8% of retail sales for prior year’s comparable three and six months periods, respectively. SG&A expenses as a percentage of retail sales increased 30 basis points for the second quarter of fiscal 2004 as compared to the prior year and increased 40 basis points for the first six months of fiscal 2004, as compared to the prior year. The overall dollar increase in SG&A expenses for the second quarter and first six months of fiscal 2004 resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store growth and from increased incentive based performance bonus programs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):

Depreciation expense was $5.1 million, or 2.6% of retail sales and $10.1 million or 2.5% of retail sales, for the second quarter and first six months of fiscal 2004, compared to $4.6 million, or 2.4% of retail sales and $9.0 million, or 2.3% of retail sales, for prior year’s comparable three and six month periods, respectively. The 12% increase for the first six months of fiscal 2004 resulted primarily from the Company’s new store growth.

Interest expense was $0.2 million, or 0.1% of retail sales and $0.3 million or 0.1% of retail sales, for the second quarter and first six months of fiscal 2004, compared to $0.0 for the prior year’s comparable three and six month periods, respectively. The increase in fiscal 2004 resulted from interest payments on a new $30.0 million five-year term loan facility entered into on August 22, 2003, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders.

Interest and other income was $0.7 million, or 0.3% of retail sales and $1.2 million or 0.3% of retail sales, for the second quarter and first six months of fiscal 2004, compared to $1.9 million, or 1.0% of retail sales and $3.0 million, or 0.8% of retail sales, for the prior year’s comparable three and six month periods, respectively. The decrease in the second quarter and first six months of fiscal 2004 resulted primarily from the Company’s lower cash and short-term investment position following the repurchase of $98.3 million of Company stock in fiscal 2003 and a one-time gain of $0.8 million on the sale of investments in the second quarter of fiscal 2003.

Income tax expense was $4.7 million, or 2.4% of retail sales and $14.2 million, or 3.5% of retail sales, for the second quarter and first six months of fiscal 2004, compared to $4.4 million, or 2.3% of retail sales and $14.4 million, or 3.7% of retail sales, for the prior year’s comparable three and six month periods. The second quarter increase resulted from higher pre-tax income. The effective income tax rate for the second quarter and first six months of fiscal 2004 was 36.3%, unchanged from fiscal 2003.

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
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES – (CONTINUED):

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES – (CONTINUED):

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening, relocating and remodeling of stores and in computer software and hardware. Most of the Company’s store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved during the first few years of the lease. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Tax Reserves

The Company records an estimated tax liability or tax benefit for income and other taxes based on what it determines will likely be paid in the various tax jurisdictions in which it operates. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded. An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

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
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES – (CONTINUED):

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

STOCK OPTIONS:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s stock option plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the plans. Had compensation expense for the stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the Company’s net income and basic and diluted earnings per share amounts for the three months and six months ended July 31, 2004 and August 2, 2003 would approximate the following proforma amounts (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net Income as Reported	$8,182	$7,731	$24,998	$25,212
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	124	217	280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(255)	(248)	(546)

Pro forma Net Income	$8,173	$7,600	$24,967	$24,946

Earnings per share:
Basic – as reported	$.40	$.30	$1.22	$.99
Basic – pro forma	$.40	$.30	$1.22	$.98
Diluted – as reported	$.39	$.30	$1.20	$.98
Diluted – pro forma	$.39	$.29	$1.20	$.97

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

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of 2004 was $54.6 million as compared to $38.0 million in the first six months of 2003. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs.

At July 31, 2004, the Company had working capital of $129.5 million compared to $178.3 million at August 2, 2003. The decline in working capital resulted primarily from the repurchase of Class B Common Stock from the Company’s founders for $95.6 million, partially offset by the proceeds of a new $30 million five-year term loan facility entered into in the third quarter of fiscal 2003. The increase in net cash provided by operating activities for the first six months of 2004 is primarily the result of an increase in depreciation expense of $1.1 million due to store expansion; an increase in loss and disposal of property and equipment of $1.1 million; a reduction in accounts receivable from strong collection efforts of $1.4 million; and an increase of accounts payable and other liabilities of $14.0 million and an increase of $1.3 million in accrued income taxes. Offsetting these increases in net cash provided by operating activities was a decrease in net income of $0.2 million and an increase of $2.5 million in merchandise inventories.

Additionally, the Company had $1.8 million invested in privately managed investment funds at July 31, 2004, which are reported under other assets of the consolidated balance sheets.

At July 31, 2004, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding under these credit facilities during the six months ended July 31, 2004 or the fiscal year ended January 31, 2004.

The Company had approximately $4.7 million and $6.7 million at July 31, 2004 and August 2, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $11.8 million for the six months ended July 31, 2004, compared to $9.1 million in last year’s first six months. The expenditures for the first six months of 2004 were primarily for store development and investments in new technology. In fiscal

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

2004, the Company is planning to invest approximately $30 million for capital expenditures. This includes expenditures to open 80 new stores and relocate 29 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.

Net cash used in investing activities totaled $40.6 million for the first six months of 2004 compared to $.7 million for the comparable period of 2003. The increase was due primarily to the purchase of short-term investments.

In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.

The Company’s previously reported repurchase in August 2003 of 5,137,484 shares of Class B Common Stock from entities affiliated with Wayland H. Cato, Jr., and Edgar T. Cato, was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The LIBOR rate at July 31, 2004 was 1.50%. As of July 31, 2004, the outstanding balance on the loan facility was $24.5 million.

The Company does not use derivative financial instruments. At July 31, 2004, the Company’s investment portfolio was invested in governmental and other debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Statements of Consolidated Income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

FORWARD LOOKING STATEMENTS:

Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q including statements regarding the Company’s planned capital expenditures, intended store openings, closures, relocations and remodelings, its planned investments in technology and the expected adequacy of the Company’s liquidity, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to the following: general economic conditions; competitive factors and pricing pressures; the Company’s ability to predict fashion trends; consumer buying patterns; weather conditions and inventory risk due to shifts in market demand, and other factors discussed from time to time in the Company’s SEC reports and press releases, which may be accessed via the Company’s website, www.catofashions.com. The Company does not undertake any obligation to update any forward-looking statements.

CONTROLS AND PROCEDURES:

As of July 31, 2004, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTS:

During the Company’s first six months of 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Following are the results of the matters voted upon at the Company’s Annual Meeting which was held on May 27, 2004.

     Election of Directors:

	For	Withheld	Voting Power For	Voting Power Withheld
Mr. George Currin	11,028,381	7,527,246	15,248,031	7,527,246
Mr. A. F. (Pete) Sloan	15,956,110	2,599,517	20,175,760	2,599,517

     Adoption of The Cato Corporation 2004 Incentive Compensation Plan:

For	Withheld	Voting Power For	Voting Power Withheld
12,589,450	4,313,964	16,809,100	4,313,964

     Amendment to the 1999 Incentive Compensation Plan:

For	Withheld	Voting Power For	Voting Power Withheld
16,056,439	2,499,187	20,276,089	2,499,187

     Amendment to the 1987 Non-Qualified Stock Option Plan:

For	Withheld	Voting Power For	Voting Power Withheld
16,058,290	2,497,336	20,277,990	2,497,336

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED):

     Ratification of Independent Auditor:

For	Withheld	Voting Power For	Voting Power Withheld
17,890,550	665,077	22,110,200	665,077

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     (A)

Exhibit No.	ITEM
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

September 2, 2004	/s/ John P. Derham Cato

Date	John P. Derham Cato
Chairman, President and
Chief Executive Officer

September 2, 2004	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

September 2, 2004	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller