Form 10-Q
period 2004-10-30
CATO CORP
filed 2004-12-06
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Yes ☒           No ☐

As of November 16, 2004, there were 20,264,366 shares of Class A common stock and 460,350 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

October 30, 2004

Table of Contents

Page
No.
PART I — FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:

Condensed Consolidated Statements of Income	2
For the Three Months and Nine Months Ended October 30, 2004 and November 1, 2003

Condensed Consolidated Balance Sheets	3
At October 30, 2004, November 1, 2003 and January 31, 2004

Condensed Consolidated Statements of Cash Flows	4
For the Nine Months Ended October 30, 2004 and November 1, 2003

Notes to Condensed Consolidated Financial Statements	5-8
For the Three Months and Nine Months Ended October 30, 2004 and November 1, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I FINANCIAL INFORMATION

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$163,612	$153,171	$565,873	$538,693
Other income (principally finance, late, and layaway charges)	3,902	3,958	11,727	11,639

Total revenues	167,514	157,129	577,600	550,332

COSTS AND EXPENSES
Cost of goods sold	115,481	108,557	383,876	368,171
Selling, general and administrative	44,481	42,809	137,692	130,819
Depreciation	5,140	4,713	15,210	13,726
Interest expense	183	136	512	140
Interest and other income	(675)	(337)	(1,838)	(3,356)

Costs and expenses	164,610	155,878	535,452	509,500

INCOME BEFORE INCOME TAXES	2,904	1,251	42,148	40,832

Income tax expense	1,054	454	15,300	14,822

NET INCOME	$1,850	$797	$26,848	$26,010

BASIC EARNINGS PER SHARE	$.09	$.04	$1.31	$1.08

DILUTED EARNINGS PER SHARE	$.09	$.04	$1.28	$1.06

DIVIDENDS PER SHARE	$.175	$.16	$.51	$.47

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30,	November 1,	January 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$27,560	$17,086	$23,857
Short-term investments	63,323	40,036	47,545
Accounts receivable — net	49,404	51,178	52,714
Merchandise inventories	101,807	101,874	97,292
Deferred income taxes	259	1,631	284
Prepaid expenses	2,416	5,671	5,708

Total Current Assets	244,769	217,476	227,400
Property and equipment — net	116,307	114,677	114,367
Other assets	10,110	9,578	9,806

Total	$371,186	$341,731	$351,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$72,710	$71,947	$76,387
Accrued expenses	35,520	29,218	27,815
Income taxes	5,757	5,004	4,290
Current portion of long-term debt	6,000	6,000	6,000

Total Current Liabilities	119,987	112,169	114,492
Deferred income taxes	10,203	6,310	10,203
Long-term debt	17,000	23,000	21,500
Other noncurrent liabilities	11,158	10,815	11,267

Commitments and contingencies	—	—	—

Total Liabilities	158,348	152,294	157,462

Shareholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 26,170,545 shares, 25,907,346 shares and 26,015,868 shares at October 30, 2004, November 1, 2003 and January 31, 2004, respectively	872	863	867
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,597,834 shares, 5,637,834 shares and 5,607,834 shares at October 30, 2004, November 1, 2003 and January 31, 2004, respectively	187	188	187
Additional paid-in capital	101,509	97,476	99,676
Retained earnings	269,161	250,754	252,828
Accumulated other comprehensive gains (losses)	102	(168)	58
Unearned compensation — restricted stock awards	(1,081)	(1,764)	(1,593)

	370,750	347,349	352,023
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at October 30, 2004, November 1, 2003 and January 31, 2004, respectively)	(157,912)	(157,912)	(157,912)

Total Shareholders’ Equity	212,838	189,437	194,111

Total	$371,186	$341,731	$351,573

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 30,	November 1,
	2004	2003
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$26,848	$26,010

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,210	13,726
Amortization of investment premiums	—	4
Compensation expense related to restricted stock awards	512	611
Loss on disposal of property and equipment	1,598	277
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	3,310	2,938
Merchandise inventories	(4,515)	(8,417)
Other assets	2,988	(1,047)
Accounts payable and other liabilities	3,815	7,690
Accrued income taxes	1,467	2,118

Net cash provided by operating activities	51,233	43,910

INVESTING ACTIVITIES

Expenditures for property and equipment	(18,619)	(15,373)
Purchases of short-term investments	(52,469)	(11,034)
Sales of short-term investments	36,735	45,444

Net cash (used) provided by investing activities	(34,353)	19,037

FINANCING ACTIVITIES

Dividends paid	(10,516)	(11,159)
Purchases of treasury stock	—	(98,304)
Proceeds of long-term debt	—	30,000
Principal payments on long-term debt	(4,500)	(1,000)
Proceeds from employee stock purchase plan	479	491
Proceeds from stock options exercised	1,360	2,046

Net cash used in financing activities	(13,177)	(77,926)

Net increase (decrease) in cash and cash equivalents	3,703	(14,979)

Cash and cash equivalents at beginning of period	23,857	32,065

Cash and cash equivalents at end of period	$27,560	$17,086

See accompanying notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2004
AND NOVEMBER 1, 2003 (UNAUDITED)

NOTE 1 — GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 30, 2004 and November 1, 2003 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the entire year.

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

Total comprehensive income for the third quarter and nine months ended October 30, 2004 was $1,821,000 and $26,892,000, respectively. Total comprehensive income for the third quarter and nine months ended November 1, 2003 was $619,000 and $25,589,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2004
AND NOVEMBER 1, 2003 (UNAUDITED)

NOTE 1 — GENERAL (CONTINUED):

The provisions for income taxes are based on the Company’s estimated annual effective tax rate.

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

NOTE 2 — EARNINGS PER SHARE:

FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method. There was an insignificant number of shares withheld from the computation of diluted EPS due to potential anti-dilutive effects for the nine months ended October 30, 2004 and November 1, 2003.

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Weighted-average shares outstanding	20,609,123	21,499,411	20,554,929	24,138,935
Dilutive effect of stock options	358,213	424,722	363,053	409,442

Weighted-average shares and common stock equivalents (stock options) outstanding	20,967,336	21,924,133	20,917,982	24,548,377

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended October 30, 2004 and November 1, 2003 were $12,221,300 and $12,561,650, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2004
AND NOVEMBER 1, 2003 (UNAUDITED)

NOTE 4 — FINANCING ARRANGEMENTS:

The Company has an unsecured revolving credit agreement which provides for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding during the nine months ended October 30, 2004 or the fiscal year ended January 31, 2004. Interest is based on LIBOR, which was 2.00% on October 30, 2004.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. The amounts outstanding under the loan totaled $23.0 million as of October 30, 2004. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 2.00% on October 30, 2004.

The Company had approximately $2,957,000 and $6,708,000 at October 30, 2004 and November 1, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 — REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 29 states at October 30, 2004, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 30, 2004	Retail	Credit	Total	October 30, 2004	Retail	Credit	Total

Revenues	$163,953	$3,561	$167,514	Revenues	$567,004	$10,596	$577,600
Depreciation	5,120	20	5,140	Depreciation	15,151	59	15,210
Interest and other income	(675)	—	(675)	Interest and other income	(1,838)	—	(1,838)
Income before taxes	1,400	1,504	2,904	Income before taxes	38,224	3,924	42,148
Total assets	306,365	64,821	371,186	Total assets	306,365	64,821	371,186
Capital expenditures	6,804	50	6,854	Capital expenditures	18,484	135	18,619

Three Months Ended				Nine Months Ended
November 1, 2003	Retail	Credit	Total	November 1, 2003	Retail	Credit	Total

Revenues	$153,510	$3,619	$157,129	Revenues	$539,523	$10,809	$550,332
Depreciation	4,693	20	4,713	Depreciation	13,667	59	13,726
Interest and other income	(337)	—	(337)	Interest and other income	(3,356)	—	(3,356)
Income (loss) before taxes	(143)	1,394	1,251	Income before taxes	37,399	3,433	40,832
Total assets	281,424	60,307	341,731	Total assets	281,424	60,307	341,731
Capital expenditures	6,290	3	6,293	Capital expenditures	15,370	3	15,373

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2004
AND NOVEMBER 1, 2003 (UNAUDITED)

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

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Bad debt expense	$1,208	$1,366	$3,877	$4,538
Payroll	287	281	859	829
Postage	250	265	826	873
Other expenses	292	293	1,051	1,077

Total expenses	$2,037	$2,205	$6,613	$7,317

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	102.4	102.6	102.0	102.2
Cost of goods sold	70.6	70.9	67.8	68.3
Selling, general and administrative	27.2	27.9	24.3	24.3
Depreciation	3.1	3.1	2.7	2.6
Interest expense	0.1	0.1	0.1	0.0
Interest and other income	(0.4)	(0.2)	(0.3)	(0.6)
Income before income taxes	1.8	0.8	7.4	7.6
Net income	1.1	0.5	4.7	4.8

Comparison of Third Quarter and First Nine Months of 2004 with 2003.

Total retail sales for the third quarter were $163.6 million compared to last year’s third quarter sales of $153.2 million, a 7% increase. Same-store sales increased 2% in the third quarter of fiscal 2004. For the nine months ended October 30, 2004, total retail sales were $565.9 million compared to last year’s first nine months sales of $538.7 million, a 5% increase, and same-store sales decreased 1% for the comparable nine month period. Total revenue, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $167.5 million and $577.6 million for the third quarter and nine months ended October 30, 2004, respectively, compared to $157.1 million and $550.3 million for the third quarter and nine months ended November 1, 2003, respectively. The Company operated 1,149 stores at October 30, 2004 compared to 1,082 stores at the end of last year’s third quarter. For the first nine months of 2004 the Company opened 50 stores and relocated 24 stores.

Credit revenue of $3.6 million, represented 2.1% of total revenues in the third quarter of 2004. This is comparable to 2003 credit revenue of $3.6 million or 2.3% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses, which are included in selling, general and administrative expense, include principally bad debt expense, payroll, postage and other administrative expenses and totaled $2.0 million in the third quarter of 2004 compared to last year’s third quarter expenses of $2.2 million. The decrease in costs was principally due to lower bad debt expense.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — (CONTINUED):

Other income in total, as included in total revenues in the third quarter of 2004, remained flat at $3.9 million compared to the third quarter of 2003.

Cost of goods sold was $115.5 million, or 70.6% of retail sales and $383.9 million or 67.8% of retail sales for the third quarter and first nine months of fiscal 2004, compared to $108.6 million, or 70.9% of retail sales and $368.2 million, or 68.3% of retail sales for the prior year’s comparable three and nine months periods, respectively. The overall dollar increase in cost of goods sold resulted primarily from increased occupancy costs. The overall decrease in cost of goods sold as a percent of retail sales for the third quarter and first nine months of 2004 resulted primarily from lower procurement costs. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 7.8% to $48.1 million and by 6.7% to $182.0 million for the third quarter and first nine months of fiscal 2004 compared to $44.6 million and $170.5 million for the prior year’s comparable three and nine month periods. Gross margin as presented may not be comparable to those of other entities as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.

Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. Selling, general and administrative (SG&A) expenses were $44.5 million, or 27.2% of retail sales and $137.7 million, or 24.3% of retail sales for the third quarter and first nine months of fiscal 2004, compared to $42.8 million, or 27.9% of retail sales and $130.8 million, or 24.3% of retail sales for prior year’s comparable three and nine months periods, respectively. SG&A expenses as a percentage of retail sales decreased 70 basis points for the third quarter of fiscal 2004 as compared to the prior year which included a retirement charge of $2.8 million. For the first nine months of fiscal 2004, SG&A expenses as a percentage of retail sales remained flat due to increased incentive based performance bonus expense offsetting the retirement charge. The overall dollar increase in SG&A expenses for the third quarter and first nine months of fiscal 2004 resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store growth and from the increased incentive based performance bonus programs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — (CONTINUED):

Depreciation expense was $5.1 million, or 3.1% of retail sales and $15.2 million or 2.7% of retail sales, for the third quarter and first nine months of fiscal 2004, compared to $4.7 million, or 3.1% of retail sales and $13.7 million, or 2.6% of retail sales, for prior year’s comparable three and nine month periods, respectively. The 11% increase for the first nine months of fiscal 2004 resulted primarily from the Company’s new store growth.

Interest expense was $0.2 million, or 0.1% of retail sales and $0.5 million or 0.1% of retail sales, for the third quarter and first nine months of fiscal 2004, compared to $0.1 million or 0.1% of retail sales and $0.1 million, or 0.0% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The increase in fiscal 2004 resulted from interest payments on a new $30.0 million five-year term loan facility entered into on August 22, 2003, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders.

Interest and other income was $0.7 million, or 0.4% of retail sales and $1.8 million or 0.3% of retail sales, for the third quarter and first nine months of fiscal 2004, compared to $0.3 million, or 0.2% of retail sales and $3.4 million, or 0.6% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The increase in the third quarter of fiscal 2004 resulted primarily from the Company’s higher cash and short-term investment position.

Income tax expense was $1.1 million, or 0.7% of retail sales and $15.3 million, or 2.7% of retail sales, for the third quarter and first nine months of fiscal 2004, compared to $0.5 million, or 0.3% of retail sales and $14.8 million, or 2.8% of retail sales, for the prior year’s comparable three and nine month periods. The third quarter increase resulted from higher pre-tax income. The effective income tax rate for the third quarter and first nine months of fiscal 2004 was 36.3%, unchanged from fiscal 2003.

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

Merchandise Inventories

The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost (first-in, first-out method) or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying an average cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry. Inherent in the retail method are certain significant estimates including initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES — (CONTINUED):

shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last inventory and the financial reporting date. The Company continuously reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory. Changes in the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which would result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. Management makes estimates regarding markdowns based on inventory levels on hand and customer demand, which may impact inventory valuations. Markdown exposure with respect to inventories on hand is limited due to the fact that seasonal merchandise is not carried forward. Historically, actual results have not significantly deviated from those determined using the estimates described above.

STOCK OPTIONS:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s stock option plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the plans. Had compensation expense for the stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company’s net income and basic and diluted earnings per share amounts for the three months and nine months ended October 30, 2004 and November 1, 2003 would approximate the following proforma amounts (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net Income as Reported	$1,850	$797	$26,848	$26,010
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	109	326	389
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(109)	(239)	(356)	(784)

Pro forma Net Income	$1,850	$667	$26,818	$25,615

Earnings per share:
Basic — as reported	$.09	$.04	$1.31	$1.08
Basic — pro forma	$.09	$.03	$1.30	$1.06
Diluted — as reported	$.09	$.04	$1.28	$1.06
Diluted — pro forma	$.09	$.03	$1.28	$1.04

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements for fiscal 2004 and the foreseeable long term.

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of 2004 was $51.2 million as compared to $43.9 million in the first nine months of 2003. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and repurchase of the Company’s Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs.

Changes in net cash provided by operating activities for the first nine months of 2004 included an increase in net income of $0.8 million; an increase in depreciation expense of $1.5 million due to store expansion; an increase in loss and disposal of property and equipment of $1.3 million; a reduction in accounts receivable of $0.4 million from improved collection efforts; a decrease in merchandise inventories of $3.9 million and a decrease of $4.0 million in other assets. Offsetting these increases in net cash provided by operating activities was a decrease of accounts payable and other liabilities of $3.9 million and a decrease of $0.7 million in accrued income taxes due to timing.

Additionally, the Company had $1.8 million invested in privately managed investment funds at October 30, 2004, which are included in other assets of the consolidated balance sheets.

The Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding under these credit facilities during the nine months ended October 30, 2004 or the fiscal year ended January 31, 2004.

The Company had approximately $3.0 million and $6.7 million at October 30, 2004 and November 1, 2003, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $18.6 million for the nine months ended October 30, 2004, compared to $15.4 million in last year’s first nine months. The expenditures for the first nine months of 2004 were primarily for store development and investments in new technology. In fiscal

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

2004, the Company is planning to invest approximately $23 million for capital expenditures. This includes expenditures to open 80 new stores and relocate 29 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.

Net cash used in investing activities totaled $34.4 million for the first nine months of 2004 compared to $19.0 million for the comparable period of 2003. The increase was due primarily to the purchase of short-term investments.

In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.

The Company’s previously reported repurchase in August 2003 of 5,137,484 shares of Class B Common Stock from entities affiliated with Wayland H. Cato, Jr., and Edgar T. Cato, was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR. The LIBOR rate at October 30, 2004 was 2.00%. As of October 30, 2004, the outstanding balance on the loan facility was $23.0 million.

The Company does not use derivative financial instruments. At October 30, 2004, the Company’s investment portfolio was invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Statements of Consolidated Income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

FORWARD LOOKING STATEMENTS:

Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q, including statements regarding the Company’s planned capital expenditures, intended store openings, closures, relocations and remodelings, its planned investments in technology and the expected adequacy of the Company’s liquidity, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to the following: general economic conditions; competitive factors and pricing pressures; the Company’s ability to predict fashion trends; consumer buying patterns; weather conditions and inventory risk due to shifts in market demand, and other factors discussed from time to time in the Company’s SEC reports and press releases, which may be accessed via the Company’s website, www.catofashions.com. The Company does not undertake any obligation to update any forward-looking statements.

CONTROLS AND PROCEDURES:

As of October 30, 2004, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTS:

During the quarter ended October 30, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.      LEGAL PROCEEDINGS

     None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.      OTHER INFORMATION

     None

ITEM 6.      EXHIBITS

     (A)

Exhibit No.	ITEM
10.1	The Cato Corporation 2004 Incentive Compensation Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (No. 333-119300)

10.2	The Cato Corporation 2003 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (No. 333-119299)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

December 6, 2004	/s/ John P. Derham Cato

Date	John P. Derham Cato
Chairman, President and
Chief Executive Officer

December 6, 2004	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

December 6, 2004	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller