Form 10-K
period 2005-01-29
CATO CORP
filed 2005-04-28
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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
None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
     The aggregate market value of the Registrant’s Class A Common Stock held by Non-affiliates of the Registrant as of July 31, 2004, the last business day of the Company’s most recent second quarter, was $420,193,294 based on the last reported sale price per share on the New York Stock Exchange (NYSE) on that date.
     As of March 29, 2005, there were 20,367,720 shares of Class A Common Stock and 460,350 shares of Convertible Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement relating to the 2005 annual meeting of shareholders are incorporated by reference into the following part of this annual report:
Part III — Items 10, 11, 12, 13 and 14

(This page intentionally left blank)

THE CATO CORPORATION
FORM 10-K

Forward-looking Information
      The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business”, “Properties”, “Legal Proceedings”, “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for 2005 and beyond; and (5) statements relating to our future contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking information contained in this report.
      Our website is located at www.catocorp.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at our company offices.

PART I

Item 1.	Business:
General
      The Company, founded in 1946, operated 1,177 women’s fashion specialty stores at January 29, 2005, under the names “Cato,” “Cato Fashions,” “Cato Plus” and “It’s Fashion!” in 29 states, principally in the southeastern United States. The Company offers quality fashion apparel and accessories at low prices, every day in junior/ missy and plus sizes. Additionally, the Company offers clothing for girls sizes 7 to 16 in selected locations. The Company’s stores feature a broad assortment of apparel and accessories, including casual and dressy sportswear, dresses, careerwear, coats, shoes, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s specifications. Most stores range in size from 4,000 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 14% of retail sales in fiscal 2004. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of segment information.
Restatement of Prior Financial Information
      We have restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of income, cash flows and stockholders’ equity for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K. We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. See Note 13 to the accompanying consolidated financial statements. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment to retained earnings as of February 2, 2002 in the accompanying consolidated statements of stockholders’ equity. We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 in “Item 6. Selected Financial Data.” The restatement corrects our historical lease accounting practices. For information with respect to the restatement, see Note 1 to the accompanying consolidated financial statements. We did not amend our previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Business
      The Company’s primary objective is to be the leading fashion specialty retailer for fashion and value conscious females in its markets. Management believes the Company’s success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing women’s specialty stores. The key elements of the Company’s business strategy are:
      Merchandise Assortment. The Company’s stores offer a wide assortment of apparel and accessory items in junior/ missy and plus sizes and emphasize color, product coordination and selection.
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
      Expansion. The Company plans to continue to expand into northern, midwestern and western adjacent states, as well as continuing to fill-in existing southeastern core geography.
Merchandising

Merchandising
      The Company offers a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of the fashion and value conscious females. In addition, the Company offers on-trend fashion in exciting colors with consistent fit and quality.
      The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. Apparel for girls sizes 7 to 16 is offered in approximately 1,000 stores. The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.
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

Purchasing, Allocation and Distribution
      Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2004, purchases from the Company’s largest vendor accounted for approximately 6% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in any one region is not expected to have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.
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

      All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.

Advertising
      The Company uses radio, in store signage, graphics and a Company website as its primary advertising media. The Company uses radio advertising in selected trade areas. The Company’s total advertising expenditures were approximately .8% of retail sales in fiscal 2004.
Store Operations
      The Company’s store operations management team consists of 1 director of stores, 4 territorial managers, 15 regional managers and 120 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.
      The Company is constantly improving its training programs to develop associates. Over 80% of store and field management are promoted from within, allowing the Company to internally staff an expanding store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company’s goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the district manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company’s corporate office.
Store Locations
      Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores range in size from 4,000 to 6,000 square feet and average approximately 4,500 square feet.
      All of the Company’s stores are leased. Approximately 93% are located in strip shopping centers and 7% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.
      The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2000.
Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2000	809	65	15	859
2001	859	85	7	937
2002	937	90	5	1,022
2003	1,022	87	7	1,102
2004	1,102	80	5	1,177

      In Fiscal 2004 the Company relocated 29 stores and remodeled 17 stores.
      In Fiscal 2005 the Company plans to open approximately 90 new stores, relocate 20 stores, close 10 stores, and remodel 15 stores.
      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. The five stores closed in 2004 were not material to the Company’s results of operations.
Credit and Layaway

Credit Card Program
      The Company offers its own credit card, which accounted for approximately 9% of retail sales in fiscal 2004. The Company’s net bad debt expense in fiscal 2004 was 7.3% of credit sales.
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

Layaway Plan
      Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 5% of retail sales in fiscal 2004, 2003 and 2002.
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
Competition
      The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with mass merchandise chains, discount store chains and major department stores. To the extent that the Company opens stores in larger cities and metropolitan areas, competition is expected to be more intense in those markets.

Regulation
      A variety of laws affect the revolving credit program offered by the Company. The Federal Consumer Credit Protection Act (Truth-in Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the U.S. Patriot Act and the Bank Secrecy Act which require the Company to monitor account holders and account transactions, respectively. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.
Associates
      As of January 29, 2005, the Company employed approximately 9,600 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

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
      Substantially all of the Company’s retail stores are leased from unaffiliated parties. Most of the leases have an initial term of five years, with two to three five-year renewal options. Many of the leases provide for fixed rentals plus a percentage of sales in excess of a specified volume.

Item 3.	Legal Proceedings:
      From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business. The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial conditions or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders:
      None.

Item 4A.	Executive Officers of the Registrant:
      The executive officers of the Company and their ages as of March 31, 2005 are as follows:

Name	Age	Position

John P. Derham Cato	54	Chairman, President and Chief Executive Officer

Michael O. Moore	54	Executive Vice President, Chief Financial Officer and Secretary

B. Allen Weinstein	58	Executive Vice President, Chief Merchandising Officer

Howard A. Severson	57	Executive Vice President, Chief Real Estate and Store Development Officer

Michael T. Greer	42	Senior Vice President, Director of Stores

Robert C. Brummer	60	Senior Vice President, Human Resources
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
      B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997. Since November 2004, he has served as Executive Vice President, Chief Merchandising Officer of the Company. From 1995 to 1997, he was Senior Vice President — Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising for Beall’s, Inc.
      Howard A. Severson has been employed by the Company since 1985. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer and Assistant Secretary. From 1993 to 2001 Mr. Severson also served as a director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President — Chief Real Estate Officer.
      Michael T. Greer has been employed by the Company since 1985. Since November 2004, he has served as Senior Vice President, Director of Stores of the Company. From February 2004 through November 2004, he served as Senior Vice President, Director of Stores of the Cato Division. From 2002 to 2003 Mr. Greer served as Vice President, Director of Stores of the It’s Fashion! Division. From 1999 to 2001 he served as Territorial Vice President of Stores of the Cato Division and from 1996 to 1999 he served as Regional Vice President of Stores of the Cato Division. From 1985 to 1995, Mr. Greer held various store operational positions in the Cato Division.
      Robert C. Brummer joined the Company as Senior Vice President, Human Resources and Assistant Secretary in January 2001. From 1999 through 2000, he was employed by Sleepy’s, a beddings specialty retailer, as Vice President, Human Resources and Payroll. From 1997 through 1998, he was Vice President, Human Resources and Loss Prevention for The Party Experience, a party supplies specialty retailer. From 1995 until 1997, he was Vice President, Human Resources and Loss Prevention for No Body Beats The Wiz, an electronics specialty store chain.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Market & Dividend Information
      The Company’s Class A Common Stock trades on the New York Stock Exchange (NYSE) under the symbol CTR. As required by Section 3.03A.12(a) of the NYSE listing standards, The Cato Corporation filed with the NYSE the certification of its Chief Executive Officer that he is not aware of any violation by the company of NYSE corporate governance listing standards. Below is the market range and dividend information for the four quarters of fiscal 2004 and 2003.

	Price

2004	High	Low	Dividend

First quarter	$21.60	$19.47	$.16
Second quarter	22.82	18.90	.175
Third quarter	23.35	20.35	.175
Fourth quarter	30.10	23.54	.175

	Price

2003	High	Low	Dividend

First quarter	$20.50	$16.28	$.15
Second quarter	24.10	18.20	.16
Third quarter	25.11	19.95	.16
Fourth quarter	21.57	18.84	.16
      As of March 29, 2005 the approximate number of record holders of the Company’s Class A Common Stock was 1,279 and there were 3 record holders of the Company’s Class B Common Stock.

Item 6.	Selected Financial Data:
      Certain selected financial data for the five fiscal years ended January 29, 2005 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.
      The five-year selected consolidated financial data presented in this Item 6 has been revised to reflect a restatement. For information with respect to the restatement, see Note 1 to the accompanying consolidated financial statements.

Fiscal Year	2004	2003	2002	2001	2000

		(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in thousands, except per share data
	and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$773,809	$731,770	$732,742	$685,653	$648,482
Other income	15,795	15,497	15,589	13,668	14,055
Total revenues	789,604	747,267	748,331	699,321	662,537
Cost of goods sold	528,916	508,991	496,954	467,338	445,565
Gross margin	244,893	222,779	235,788	218,315	202,917
Gross margin percent	31.6%	30.4%	32.2%	31.8%	31.3%
Selling, general and administrative	187,618	174,202	168,914	162,082	154,150
Selling, general and administrative percent of retail sales	24.2%	23.8%	23.1%	23.6%	23.8%
Depreciation	20,397	18,695	14,913	10,886	9,492
Interest expense	717	306	21	38	3
Interest and other income	(2,739)	(3,614)	(3,701)	(6,337)	(6,557)
Income before income taxes	54,695	48,687	71,230	65,314	59,884
Income tax expense	19,854	17,673	25,785	22,852	20,960
Net income	$34,841	$31,014	$45,445	$42,462	$38,924
Basic earnings per share	$1.69	$1.34	$1.78	$1.69	$1.56
Diluted earnings per share	$1.66	$1.32	$1.75	$1.64	$1.53
Cash dividends paid per share	$.685	$.63	$.585	$.53	$.425
SELECTED OPERATING DATA:
Stores open at end of year	1,177	1,102	1,022	937	859
Average sales per store(1)	$682,000	$692,000	$753,000	$767,000	$781,000
Average sales per square foot of selling space	$170	$171	$184	$186	$187
Comparable store sales increase (decrease)	0%	(7)%	0%	1%	3%
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$107,228	$71,402	$106,936	$84,695	$83,112
Working capital	133,791	117,403	166,264	143,101	129,437
Total assets	394,134	356,284	387,272	335,708	314,637
Total stockholders’ equity	211,175	186,075	262,505	227,428	201,110

(1)	Calculated using an estimated annual sales volume for new stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Restatement of Prior Financial Information
      We have restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of income, cash flows and stockholders’ equity for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K to correct our historical lease, inbound freight capitalization and vendor allowance accounting practices. We have also restated our quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. See Note 13 to the accompanying consolidated financial statements. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment of $7.3 million to retained earnings as of February 2, 2002 in the accompanying consolidated statement of stockholders’ equity. We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 in “Item 6. Selected Financial Data.”
      After the staff of the Securities and Exchange Commission issued a letter on February 7, 2005 we, like many other retailers, reviewed our lease accounting practices and determined that certain corrections were needed. As a result, we corrected our lease accounting practices for fiscal 2004 and restated certain historical financial information. The restatement corrections did not impact cash payments and had no impact on revenues, comparable store sales or operating cash flows.
      The Company corrected its lease accounting practices to recognize lease expense on a straight-line basis over the expected lease term (as that term is defined by Statement of Financial Accounting No. 13, as amended “SFAS No. 13”) beginning on the date the Company takes possession of the leased property, including lease renewal periods that are required to be included in the lease term because of economic penalties that result in the renewal being reasonably assured. Likewise, the Company corrected its practices to recognize landlord allowances on a straight-line basis over the lease term.
      The restatement includes adjustments to cost of goods sold, gross margin, operating income, income before taxes, income tax provision, net income and earnings per share. This correction to our lease accounting practices reduced net income by $484,000 and diluted earnings per share by $0.02 in fiscal 2004. The corrections decreased net income by $775,000 or $0.03 per diluted share in fiscal year 2003 and by $366,000 or $0.02 per diluted share in fiscal 2002. In addition, the Company increased net income by $400,000 or $0.01 per diluted share in fiscal 2003 and decreased net income by $22,000 in fiscal 2002 to properly capitalize inbound freight on domestic purchases and to properly account for vendor allowances.
      For information with respect to the restatement adjustments, see Note 1 to the accompanying consolidated financial statements.
      We did not amend our previously filed Annual Reports on Form 10-K for fiscal years 2003 and 2002 or Quarterly Reports on Form 10-Q for fiscal year 2004 for the restatement, and, accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon.
      Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Results of Operations
      The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	January 29,	January 31,	February 1,
Fiscal Year Ended	2005	2004	2003

		(Restated)	(Restated)
Retail sales	100.0%	100.0%	100.0%
Other income	2.0	2.1	2.1
Total revenues	102.0	102.1	102.1
Cost of goods sold	68.4	69.6	67.8
Selling, general and administrative	24.2	23.8	23.1
Depreciation	2.6	2.6	2.0
Interest expense	0.1	0.0	0.0
Interest and other income	(0.4)	(0.5)	(0.5)
Income before income taxes	7.1	6.6	9.7
Net income	4.5%	4.2%	6.2%
Fiscal 2004 Compared to Fiscal 2003
      Retail sales increased by 6% to $773.8 million in fiscal 2004 compared to $731.8 million in fiscal 2003. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 6% to $789.6 million in fiscal 2004 compared to $747.3 million in fiscal 2003. The Company operated 1,177 stores at January 29, 2005 compared to 1,102 stores operated at January 31, 2004.
      The increase in retail sales in fiscal 2004 was attributable to improved merchandise offerings and an increase in store development activity. In fiscal 2004, the Company opened 80 new stores, relocated 29 stores, remodeled 17 stores and closed 5 stores.
      Credit revenue of $14.2 million, represented 1.8% of total revenue in fiscal 2004. This is comparable to 2003 credit revenue of $14.5 million or 1.9% of total revenue. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $8.7 million in fiscal 2004 compared to $9.7 million in fiscal 2003. The decrease in costs was principally due to lower bad debt expense in fiscal 2004. See Note 14 of the Consolidated Financial Statements for a schedule of credit related expenses. Total credit income before taxes increased $0.7 million from $4.7 million in 2003 to $5.4 million in 2004 due to the decreased bad debt expense, partially offset by decreased credit revenue. Total credit income in 2004 represented 9.9% of income before taxes of $54.7 million.
      Other income in total, as included in total revenues in fiscal 2004, increased slightly to $15.8 million from $15.5 million in fiscal 2003. The increase resulted primarily from an increase in late charges.
      Cost of goods sold was $528.9 million, or 68.4% of retail sales, in fiscal 2004 compared to $509.0 million, or 69.6% of retail sales, in fiscal 2003. The decrease in cost of goods sold as a percent of retail sales resulted primarily from reduced markdowns. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 10% to $244.9 million in fiscal 2004 from $222.8 million in fiscal 2003. Gross margin as presented may not be comparable to those of other entities. For example, others may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.

      Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts and were $187.6 million in fiscal 2004 compared to $174.2 million in fiscal 2003, an increase of 8%. As a percent of retail sales, SG&A was 24.2% compared to 23.8% in the prior year. The overall increase in SG&A resulted primarily from increased incentive and discretionary bonuses and increased infrastructure expenses attributable to the Company’s store development activities.
      Depreciation expense was $20.4 million in fiscal 2004 compared to $18.7 million in fiscal 2003. The 9% increase in fiscal 2004 resulted primarily from the Company’s store development activity.
      Interest and other income was $2.7 million in fiscal 2004 compared to $3.6 million in fiscal 2003. The 25% decrease in fiscal 2004 resulted primarily from the Company’s lower cash and short-term investment position following the repurchase of $98.3 million of Company stock in fiscal 2003.
      Income tax expense was $19.9 million, or 2.6% of retail sales in fiscal 2004 compared to $17.7, or 2.4% of retail sales in fiscal 2003. The increase resulted from higher pre-tax income. The effective tax rate was 36.3% in both fiscal 2004 and fiscal 2003. The Company expects the effective rate in 2005 to be in the range of 36% to 37%.
Fiscal 2003 Compared to Fiscal 2002
      Retail sales were flat at $731.8 million in fiscal 2003 compared to $732.7 million in fiscal 2002. Total revenues were flat at $747.3 million in fiscal 2003 compared to $748.3 million in fiscal 2002. The Company operated 1,102 stores at January 31, 2004 compared to 1,022 stores operated at February 1, 2003.
      The flat retail sales in fiscal 2003 were attributable to the soft economy. In fiscal 2003, the Company increased its number of stores 8% by opening 87 new stores, relocating 28 stores, remodeling 15 stores and closing 7 stores.
      Credit revenues increased $0.5 million from $14.0 million in 2002 to $14.5 million in 2003 mainly due to increased finance charges and late fees. Credit revenues represented 1.9% of total revenues in both 2003 and 2002. Related expenses totaled $9.7 million in 2003 compared to $8.5 million in 2002 principally due to higher bad debt expenses in 2003. Total credit income before taxes decreased $0.8 million from $5.5 million in 2002 to $4.7 million in 2003 as a result of the increased costs partially offset by increased credit revenue. Total credit income in 2003 represented 9.7% of income before taxes of $48.7 million.
      Other income in total, as included in total revenues in fiscal 2003, decreased slightly to $15.5 million from $15.6 million in fiscal 2002. The decrease resulted primarily from a decline in layaway fees.
      Cost of goods sold was $509.0 million, or 69.6% of retail sales, in fiscal 2003 compared to $497.0 million, or 67.8% of retail sales, in fiscal 2002. The increase in cost of goods sold as a percent of retail sales resulted primarily from lower than planned sales and additional markdowns.
      SG&A expenses were $174.2 million in fiscal 2003 compared to $168.9 million in fiscal 2002, an increase of 3%. As a percent of retail sales, SG&A was 23.8% compared to 23.1% in the prior year. The overall increase in SG&A resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store development activities.
      Depreciation expense was $18.7 million in fiscal 2003 compared to $14.9 million in fiscal 2002. The 25% increase in fiscal 2003 resulted primarily from the Company’s store development and the implementation of an enterprise-wide information system.
      Interest and other income was $3.6 million in fiscal 2003 compared to $3.7 million in fiscal 2002. The 3% decrease in fiscal 2003 resulted primarily from the Company’s lower cash and short-term investment position following the repurchase of $98.3 million of Company stock in fiscal 2003.
      Income tax expense was $17.7 million, or 2.4% of retail sales in fiscal 2003 compared to $25.8 million, or 3.5% of retail sales in fiscal 2002. The decrease resulted from lower pre-tax income.

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
      The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

Allowance for Doubtful Accounts
      The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging roll rates over a period of up to 12 months. The allowance is reviewed for adequacy and adjusted, as necessary, on a monthly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

Insurance Liabilities
      The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to make adjustments to the provision for insurance costs that could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

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

Impairment of Long-Lived Assets
      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. Most of the Company’s store leases give the Company the option to terminate the lease if certain specified sales volumes are not achieved during the first few years of the lease although we have exercised this right infrequently. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

Lease Accounting
      The Company recognizes rent expense on a straight-line basis over the lease term as defined in SFAS No. 13. Our lease agreements generally provide for scheduled rent increases during the lease term or rent holidays, including rental payments commencing at a date other than the date of initial occupancy. We include any rent escalation and rent holidays in our straight-line rent expense. In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in other non-current liabilities in the consolidated balance sheets. This deferred rent is amortized over the lease term as a reduction of rent expense. Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term. See Note 1 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

Liquidity, Capital Resources and Market Risk
      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2004 was $79.9 million as compared to $59.3 million in fiscal 2003. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs.
      The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures and other operating requirements over the next twelve months and for the foreseeable future beyond twelve months.
      At January 29, 2005, the Company had working capital of $133.8 million compared to $117.4 million at January 31, 2004. The increase in net cash provided by operating activities in fiscal 2004 is primarily the result of an increase in net income of $3.8 million; an increase in depreciation expense of $1.7 million due to store expansion; a reduction in accounts receivable from strong collection efforts of $1.4 million; a reduction of merchandise inventories of $1.2 million; a reduction of prepaid expense of $4.7 million; and an increase in accounts payable, accrued expenses and other liabilities of $15.0 million. Offsetting these increases in net cash provided by operating activities was a decrease in deferred income taxes of $5.6 million and decrease of $1.5 million in accrued income taxes.
      Additionally, the Company had $1.8 million invested in privately managed investment funds at January 31, 2005, which are reported under other assets of the consolidated balance sheets.
      At January 29, 2005, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2006. This agreement replaced a prior revolving credit agreement which was due to expire in October 2004. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 29, 2005. There were no borrowings outstanding under these credit facilities during the fiscal year ended January 29, 2005 or January 31, 2004.
      The Company had approximately $3.5 million and $5.4 million at January 29, 2005 and January 31, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
      Expenditures for property and equipment totaled $25.3 million, $20.6 million and $29.0 million in fiscal 2004, 2003 and 2002, respectively. The expenditures for fiscal 2004 were primarily for store development, store remodels and investments in new technology. In fiscal 2005, the Company is planning to invest approximately $33 million in capital expenditures. This includes expenditures to open 90 new stores, relocate 20 stores and close 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.
      During 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and then Chairman of the Board, and a limited partnership affiliated with Edgar T. Cato, a Company founder and then a member of the Board of Directors. Shares were purchased at $18.50 per share for a total cost of $95,043,454. Including related expenses of $520,000 for investment banking and related professional fees, the total cost was $95,563,454 or an average purchase price of $18.60 per share. The repurchase was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Payments on the new term loan were due in monthly installments of $500,000 plus accrued interest, based on LIBOR. The LIBOR rate at January 29, 2005 was 2.59%.
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
      Over the course of 2003, the Board of Directors increased the quarterly dividend by 7% from $.15 per share to $.16 per share. During fiscal 2004, the Company increased its quarterly dividend by 9% from $.16 per share to $.175 per share.
      On April 5, 2005, the Company repaid the remaining balance of $20.5 million on the $30 million five-year term loan facility. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
      The Company does not use derivative financial instruments. At January 29, 2005, the Company’s investment portfolio was invested in governmental and other debt securities with maturities of up to 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets and as a reduction of interest and other income in the accompanying Statements of Consolidated Income.
      The following table shows the Company’s obligations and commitments as of January 29, 2005, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending

Contractual Obligations	Total	2005	2006	2007	2008	2009	2010+

Merchandise letters of credit	$3,469	$3,469	$—	$—	$—	$—	$—
Operating leases	138,490	46,769	38,375	28,757	17,370	6,990	229
Loan payment	22,000	6,000	6,000	6,000	4,000	—	—

Total Contractual Obligations	$163,959	$56,238	$44,375	$34,757	$21,370	$6,990	$229

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” a revision of FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R required the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. We are currently evaluating the provisions of SFAS 123R. The adoption of this standard is not expected to have a material effect on our consolidated financial statements. Based on our current projections, we expect the future expense to be recognized as a result of the adoption of SFAS 123R to be similar to the pro forma amounts disclosed for fiscal 2004 in the notes to our consolidated financial statements.
      In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period changes and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk:
      The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	20-21
Report of Independent Registered Public Accounting Firm	22
Consolidated Statements of Income for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	23
Consolidated Balance Sheets at January 29, 2005 and January 31, 2004 (as restated)	24
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	25
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	26
Notes to Consolidated Financial Statements	27
Schedule I — Independent Registered Public Accounting Firm’s Consent	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003	S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Cato Corporation:
      We have completed an integrated audit of The Cato Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended January 29, 2005 and January 31, 2004, listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As described in Note 1, Restatement of Prior Financial Information, the Company restated its previously issued financial statements for year ended January 31, 2004.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — (Continued)
purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Cato Corporation
We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of The Cato Corporation and subsidiaries (the “Company”) for the year ended February 1, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and cash flows for the fiscal year ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated statements of income, stockholders’ equity and cash flows for the year ended February 1, 2003 have been restated.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
April 21, 2003 (April 25, 2005 as to the effects of the restatement discussed in Note 1)

THE CATO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$773,809	$731,770	$732,742
Other income (principally finance charges, late fees and layaway charges)	15,795	15,497	15,589

Total revenues	789,604	747,267	748,331

COSTS AND EXPENSES, NET
Cost of goods sold	528,916	508,991	496,954
Selling, general and administrative	187,618	174,202	168,914
Depreciation	20,397	18,695	14,913
Interest expense	717	306	21
Interest and other income	(2,739)	(3,614)	(3,701)

	734,909	698,580	677,101

Income before income taxes	54,695	48,687	71,230
Income tax expense	19,854	17,673	25,785

Net income	$34,841	$31,014	$45,445

Basic earnings per share	$1.69	$1.34	$1.78

Basic weighted average shares	20,584,262	23,140,581	25,465,543

Diluted earnings per share	$1.66	$1.32	$1.75

Diluted weighted average shares	20,985,374	23,559,541	25,947,457

Dividends per share	$.685	$.63	$.585

Comprehensive income:
Net income	$34,841	$31,014	$45,445
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	13	(195)	820

Net comprehensive income	$34,854	$30,819	$46,265

See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 29,	January 31,
	2005	2004

		(Restated)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,640	$23,857
Short-term investments	88,588	47,545
Accounts receivable, net of allowance for doubtful accounts of $6,122 at January 29, 2005 and $6,335 at January 31, 2004	50,889	52,714
Merchandise inventories	100,538	97,292
Deferred income taxes	5,781	4,995
Prepaid expenses	1,986	5,708

Total Current Assets	266,422	232,111
Property and equipment — net	117,590	114,367
Other assets	10,122	9,806

Total Assets	$394,134	$356,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,828	$76,387
Accrued expenses	39,338	27,815
Accrued income taxes	4,465	4,506
Current portion of long-term debt	6,000	6,000

Total Current Liabilities	132,631	114,708
Deferred income taxes	10,172	10,203
Long-term debt	16,000	21,500
Other noncurrent liabilities (primarily deferred rent)	24,156	23,798

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 26,249,178 and 26,015,868 shares issued at January 29, 2005 and January 31, 2004, respectively	875	867
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; 5,597,834 and 5,607,834 shares issued at January 29, 2005 and January 31, 2004, respectively	187	187
Additional paid-in capital	103,366	99,676
Retained earnings	265,499	244,792
Accumulated other comprehensive income	71	58
Unearned compensation — restricted stock awards	(911)	(1,593)

	369,087	343,987
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at January 29, 2005 and January 31, 2004, respectively)	(157,912)	(157,912)

Total Stockholders’ Equity	211,175	186,075

Total Liabilities and Stockholders’ Equity	$394,134	$356,284

See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$34,841	$31,014	$45,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,397	18,695	14,913
Amortization of investment premiums	—	4	66
Provision for doubtful accounts	5,096	6,098	4,764
Write-down of investments	—	—	1,800
Deferred income taxes	(817)	4,779	(159)
Compensation expense related to restricted stock awards	682	782	750
Loss on disposal of property and equipment	1,554	798	870
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(3,271)	(4,696)	(6,587)
Merchandise inventories	(3,246)	(4,463)	(13,016)
Prepaid and other assets	3,406	(1,312)	(470)
Accrued income taxes	(41)	1,412	2,074
Accounts payable, accrued expenses and other liabilities	21,250	6,236	13,279

Net cash provided by operating activities	79,851	59,347	63,729

INVESTING ACTIVITIES
Expenditures for property and equipment	(25,301)	(20,553)	(28,953)
Purchases of short-term investments	(122,380)	(18,462)	(46,281)
Sales of short-term investments	81,350	45,589	13,735

Net cash provided (used) in investing activities	(66,331)	6,574	(61,499)

FINANCING ACTIVITIES
Cash overdrafts included in accounts payable	(2,800)	6,400	—
Dividends paid	(14,134)	(14,465)	(14,890)
Purchases of treasury stock	—	(98,304)	(1,187)
Proceeds of long term debt	—	30,000	—
Payments to settle long term debt	(5,500)	(2,500)	—
Proceeds from employee stock purchase plan	478	507	509
Proceeds from stock options exercised	3,219	4,233	3,631

Net cash used in financing activities	(18,737)	(74,129)	(11,937)

Net (decrease) in cash and cash equivalents	(5,217)	(8,208)	(9,707)
Cash and cash equivalents at beginning of year	23,857	32,065	41,772

Cash and cash equivalents at end of year	$18,640	$23,857	$32,065

See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock Awards	Stock	Equity

				(Restated)				(Restated)
	(Dollars in thousands)
Balance — February 2, 2002.	833	194	86,948	204,961	(567)	(394)	(57,277)	234,698
Restatement				(7,273)				(7,273)

Balance — February 2, 2002 (Restated)	833	194	86,948	197,688	(567)	(394)	(57,277)	227,425
*Comprehensive income:
Net income (Restated)				45,445				45,445
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $448					820			820
Dividends paid ($.585 per share)				(14,890)				(14,890)
Class A common stock sold through employee stock purchase plan — 32,487 shares	1		508					509
Class A common stock sold through stock option plans — 171,600 shares	6		1,547					1,553
Class B common stock sold through stock option plans — 172,500 shares		6	1,310					1,316
Income tax benefit from stock options exercised			1,906					1,906
Purchase of treasury shares — 66,000 shares							(1,187)	(1,187)
Surrender of shares for stock options — 48,681 shares							(1,144)	(1,144)
Restricted stock awards — 100,000 shares		3	2,728			(2,731)		—
Unearned compensation — restricted stock awards						750		750

Balance — February 1, 2003 (Restated)	840	203	94,947	228,243	253	(2,375)	(59,608)	262,503
*Comprehensive income:
Net income (Restated)				31,014				31,014
Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $111					(195)			(195)
Dividends paid ($.63 per share)				(14,465)				(14,465)
Class A common stock sold through employee stock purchase plan — 28,306 shares	1		506					507
Class A common stock sold through stock option plans — 288,250 shares	10		2,857					2,867
Income tax benefit from stock options exercised			1,366					1,366
Purchase of treasury shares — 5,302,484 shares							(98,304)	(98,304)
Shares reclassified from Class B to Class A — 477,315 shares	16	(16)						—
Unearned compensation — restricted stock awards						782		782

Balance — January 31, 2004 (Restated)	867	187	99,676	244,792	58	(1,593)	(157,912)	186,075
*Comprehensive income:
Net income				34,841				34,841
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $7					13			13
Dividends paid ($.685 per share)				(14,134)				(14,134)
Class A common stock sold through employee stock purchase plan — 27,310 shares	1		477					478
Class A common stock sold through stock option plans — 196,000 shares	7		2,354					2,361
Income tax benefit from stock options exercised			859					859
Unearned compensation — restricted stock awards						682		682

Balance — January 29, 2005	875	187	103,366	265,499	71	(911)	(157,912)	211,175

*	Total comprehensive income for the year ended January 29, 2005 was $34,854. Total restated comprehensive income for the years ended January 31, 2004 and February 1, 2003 was $30,819 and $46,265, respectively.
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
      Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self insured workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, shrink accrual and tax contingency reserves.
      Restatement of Prior Financial Information: The Company historically straight-lined lease expense over the period from the open date of the store through the initial non-cancelable lease term expiration. However, in accordance with FASB issued Statement No. 13 (“SFAS 13”), “Accounting for leases,” as amended, FASB issued Technical Bulletin No. 88-1 (“FTB 88-1”), “Issues Relating to Accounting for Leases”, and FASB issued Technical Bulletin No. 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”, the Company corrected its lease accounting practices to recognize lease expense on a straight-line basis over the lease term which begins on the date we obtain control of the property and includes any renewal periods for which failure to renew imposes a penalty on the lessee such that renewal is determined to be reasonably assured. Likewise, the Company corrected its practices to amortize landlord allowances on a straight-line basis over the lease term. These corrections to our lease accounting practices reduced net income by $484,000 and diluted earnings per share by $0.02 in fiscal 2004. The corrections decreased net income by $775,000 or $0.03 diluted share in fiscal year 2003 and by $366,000 or $0.02 per diluted share in fiscal 2002.
      In connection with this restatement of prior financial statements, the Company recorded certain adjustments in prior periods in order to conform its accounting for the capitalization of inbound freight on domestic purchases and certain discounts from vendors to the Company’s current practices. Historically, the Company fully expensed inbound freight and domestic purchases and certain discounts from vendors through cost of goods sold. These adjustments had the effect of increasing net income by $400,000 or $0.01 per diluted share in fiscal 2003 and decreasing net income by $22,000 in fiscal 2002.
      The Company restated its consolidated balance sheet at January 31, 2004 and its consolidated statements of income, cash flows and stockholders’ equity for the years ended January 31, 2004 and February 1, 2003. The Company also restated its quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004, as disclosed in Note 13. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment of $7.3 million to retained earnings as of February 2, 2002 in the consolidated statement of stockholders’ equity.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of this restatement, the Company’s financial results have been restated as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated

	January 31,		January 31,
	2004	Adjustments	2004

Deferred income taxes	$284	$4,711	$4,995
Current Assets	227,400	4,711	232,111
Total Assets	351,573	4,711	356,284
Accrued income tax	4,290	216	4,506
Current Liabilities	114,492	216	114,708
Other noncurrent liabilities	11,267	12,531	23,798
Total Liabilities	157,462	12,747	170,209
Retained earnings	252,828	(8,036)	244,792
Total Stockholders’ Equity	194,111	(8,036)	186,075
Total Liabilities and Stockholders’ Equity	$351,573	$4,711	$356,284

	As Previously
	Reported		As Restated

	January 31,		January 31,
	2004	Adjustments	2004

Revenues	$747,267	$0	$747,267
Cost of Goods Sold	508,401	590	508,991
Income before taxes	49,277	(590)	48,687
Income tax provision	17,888	(215)	17,673
Net income (loss)	$31,389	$(375)	$31,014

Basic earnings per share	$1.36	$(.02)	$1.34
Diluted earnings per share	$1.33	$(.01)	$1.32

	As Previously
	Reported		As Restated

	February 1,		February 1,
	2003	Adjustments	2003

Revenues	$748,331	$0	$748,331
Cost of Goods Sold	496,345	609	496,954
Income before taxes	71,839	(609)	71,230
Income tax provision	26,006	(221)	25,785
Net income (loss)	$45,833	$(388)	$45,445

Basic earnings per share	$1.80	$(.02)	$1.78
Diluted earnings per share	$1.77	$(.02)	$1.75
      All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.
      Cash and Cash Equivalents and Short-Term Investments: Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 were $18,454,000, $12,643,000 and $21,982,000, respectively. Cash paid for interest for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 were $610,000, $306,400 and $21,000, respectively.
      Inventories: Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.
      Property and Equipment: Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Typical estimated useful lives are as follows:

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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was $5,504,000, $5,638,000 and $5,299,000 for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.
      Earnings Per Share: FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method for fiscal 2004 and 2003, and had no impact on fiscal 2002. The weighted-average number of shares used in the basic earnings per share computations was 20,584,262, 23,140,581, and 25,465,543 for the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 401,112, 418,960 and 481,914 for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 20,985,374, 23,559,541, and 25,947,457 for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. There were an immaterial number of shares withheld in the computation of diluted earnings per share due to potential anti-dilutive effects for the fiscal years 2004, 2003 and 2002.
      Vendor Allowances: The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as earned, generally as the related products are sold. The Company does not receive cooperative advertising allowances.
      In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Under this EITF, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales or revenue unless it can be demonstrated this consideration offsets an incremental expense, in which case it can be netted against that expense. The adoption of EITF 02-16 did not have a material effect on the Company’s financial position or results of operations for fiscal year ended January 29, 2005 or January 31, 2004.
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
      Closed Store Lease Obligations: At the time stores are closed, provisions are made for the rentals required to be paid over the remaining lease terms, reduced by expected sublease rentals.
      Insurance: The Company is self-insured with respect to employee healthcare, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for employee healthcare, $350,000 for worker’s compensation and $200,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $11,205,000, $8,995,000 and $8,970,000 in fiscal 2004, 2003 and 2002, respectively. Accrued healthcare was $1,318,000 and $1,380,000 and assets held in VEBA trust were $731,000 and $924,000 at January 29, 2005 and January 31, 2004, respectively. The Company paid worker’s compensation and general liability claims of $3,227,000, $3,019,000 and $2,609,000 in fiscal years 2004, 2003 and 2002, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,513,000, $3,764,000 and $3,284,000 in fiscal 2004, 2003 and 2002, respectively. Accrued workers’ compensation and general liabilities was $4,254,000 and $3,968,000 at January 29, 2005 and January 31, 2004, respectively. The Company had no outstanding letters of credit relating to such claims at January 29, 2005 or at January 31, 2004.
      Fair Value of Financial Instruments: The Company’s carrying values of financial instruments, such as cash, cash equivalents, and debt, approximate their fair values due to their short terms to maturity and/or their variable interest rates.
      Stock-based Compensation: The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s Stock Option Plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the Plans. Had compensation expense for fiscal 2004, 2003, and 2002 stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company’s net income and basic and diluted earnings per

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share amounts for fiscal 2004, 2003 and 2002 would approximate the following proforma amounts (dollars in thousands, except per share data):

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
Net Income as Reported	$34,841	$31,014	$45,445
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	435	498	479
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(499)	(1,024)	(1,219)

Pro forma Net Income	$34,777	$30,488	$44,705

Earnings per share:
Basic — as reported	$1.69	$1.34	$1.78
Basic — pro forma	$1.69	$1.32	$1.76
Diluted — as reported	$1.66	$1.32	$1.75
Diluted — pro forma	$1.66	$1.29	$1.72
      The weighted-average fair value of each option granted during fiscal 2004, 2003 and 2002 is estimated at $6.35, $5.84 and $8.29 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 2004, 2003 and 2002, respectively: expected dividend yield of 3.00%, 3.01% and 3.29%; expected volatility of 38.13%, 44.34% and 57.06%, adjusted for expected dividends; risk-free interest rate of 3.74%, 3.29% and 2.60%; and an expected life of 5 years for 2004, 2003 and 2002. The effects of applying SFAS 148 in this proforma disclosure are not indicative of future amounts.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” a revision of FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1 to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. We are currently evaluating the provisions of SFAS 123R. The adoption of this standard is not expected to have a material effect on our consolidated financial statements. Based on our current projections, we expect the future expense to be recognized as a result of the adoption of SFAS 123R to be similar to the pro forma amounts disclosed for fiscal 2004 in the notes to our consolidated financial statements.
      In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 151 requires that those items be recognized as current period changes and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
      Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior fiscal years to conform with the current year presentation.
2.     Interest and Other Income:
      The components of Interest and other income are shown below in gross amounts (in thousands):

	January 29,	January 31,	February 1,
	2005	2004	2003

Dividend income	$(20)	$(2)	$(10)
Interest income	(1,499)	(1,704)	(3,046)
Miscellaneous income	(1,473)	(1,235)	(2,342)
(Gain)/loss investment sales	253	(673)	1,697

Interest and other income	$(2,739)	$(3,614)	$(3,701)

3.     Short-Term Investments:
      Short-Term investments at January 29, 2005 and January 31, 2004 include the following (in thousands):

	January 29, 2005			January 31, 2004

		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by U.S. Treasury & other U.S. government corporations and agencies:
With unrealized (loss)	$3,603	$(5)	$3,598	$—	$—	$—
Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized gain	—	—	—	37,777	146	37,923
With unrealized (loss)	85,087	(97)	84,990	7,500	(345)	7,155
Corporate debt securities:
With unrealized gain	—	—	—	—	—	—
With unrealized (loss)	—	—	—	2,500	(33)	2,467

Total	$88,690	$(102)	$88,588	$47,777	$(232)	$47,545

      The accumulated unrealized losses in short-term investments at January 29, 2005 of $65,000, net of a deferred income tax benefit of $37,000 offset by the accumulated unrealized gains in equity investments of $136,000, net of a deferred income tax liability of $77,000 and the accumulated unrealized losses of January 31, 2004 of $148,000, net of a deferred income tax benefit of $84,000 offset by the accumulated unrealized gains in equity investments of $206,000 net of a deferred income tax liability of $117,000 are reflected in accumulated other comprehensive gains (losses) in the Consolidated Balance Sheets. All unrealized losses disclosed were in a loss position for less than 12 months.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified in the consolidated balance sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Statements of Consolidated Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.
      As reported in Note 2, the Company had realized losses of $253,000 in fiscal 2004, realized gains of $673,000 in fiscal 2003 and realized losses of $1,697,000 in fiscal 2002.
      The amortized cost and estimated fair value of debt securities at January 29, 2005, by contractual maturity, are shown below (in thousands):

		Estimated
Security Type	Cost	Fair Value

Due in one year or less	$85,087	$84,990
Due in one year through three years	3,603	3,598

Total	$88,690	$88,588

      Additionally, the Company had $1.8 million invested in privately managed investment funds at January 29, 2005 and $1.6 million at January 31, 2004, which are reported under other assets in the Consolidated Balance Sheets.
4.     Accounts Receivable:
      Accounts receivable consist of the following (in thousands):

	January 29,	January 31,
	2005	2004

Customer accounts — principally deferred payment accounts	$53,337	$55,480
Miscellaneous trade receivables	3,674	3,569

Total	57,011	59,049
Less allowance for doubtful accounts	6,122	6,335

Accounts receivable — net	$50,889	$52,714

      Finance charge and late charge revenue on customer deferred payment accounts totaled $13,918,000, $14,169,000 and $13,672,000 for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively, and the allowance for doubtful accounts was $5,096,000, $6,098,000 and $4,763,000 for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Expenses charged relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Property and Equipment:
      Property and equipment consist of the following (in thousands):

	January 29,	January 31,
	2005	2004

Land and improvements	$2,019	$2,019
Buildings	17,751	17,751
Leasehold improvements	43,317	39,354
Fixtures, equipment and software	170,367	155,394
Construction in progress	4,015	2,534

Total	237,469	217,052
Less accumulated depreciation	119,879	102,685

Property and equipment — net	$117,590	$114,367

      Construction in progress primarily represents costs related to a warehouse management system to be implemented in 2005.
6.     Accrued Expenses:
      Accrued expenses consist of the following (in thousands):

	January 29,	January 31,
	2005	2004

Accrued bonus and retirement savings plan contributions	$8,103	$2,784
Accrued payroll and related items	7,189	4,348
Accrued advertising	963	976
Closed store lease obligations	487	616
Property and other taxes	10,539	8,719
Accrued insurance	5,572	5,348
Other	6,485	5,024

Total	$39,338	$27,815

7.     Financing Arrangements:
      At January 29, 2005, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. A new revolving credit agreement was entered into on August 22, 2003 and is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 29, 2005. There were no borrowings outstanding during the fiscal year ended January 29, 2005 or January 31, 2004. Interest is based on LIBOR, which was 2.59% on January 29, 2005.
      On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 2.59% on January 29, 2005.
      On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had approximately $3,469,000 and $5,365,000 at January 29, 2005 and January 31, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
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
      During 2003, the Company repurchased 5,137,484 shares of Class B Common Stock from a limited partnership and trust affiliated with Wayland H. Cato, Jr., a Company founder and then Chairman of the Board, and a limited partnership affiliated with Edgar T. Cato, a Company founder and a then member of the Board of Directors. Shares were purchased at $18.50 per share for a total cost of $95,043,454. Including related expenses of $520,000 for investment banking and related professional fees, the total cost was $95,563,454 or an average purchase price of $18.60 per share. The repurchase was funded by the Company through a new $30 million five-year term loan facility and approximately $65 million of cash and liquidated short-term investments. Additionally, during 2003, the Company repurchased 165,000 shares of Class A Common Stock for $2,740,619, or an average market price of $16.61 per share.
      In October 1993, the Company registered 250,000 shares of Class A Common Stock available for issuance under an Employee Stock Purchase Plan (the “Plan”). In May 1998, the shareholders approved an amendment to the Plan to increase the maximum number of Class A shares of Common Stock authorized to be issued from 250,000 to 500,000 shares. The “1993” Plan expired October 1, 2003. In May 2003, the shareholders approved a new 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 27,310 shares, 28,306 shares and 32,487 shares for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.
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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $11.81 to a key executive. In May 2002, the Board of Directors approved and granted under the 1999 Incentive Compensation Plan restricted stock awards of 100,000 shares of Class B Common Stock, with a per share fair value of $27.31 to a key executive. These stock awards cliff vest after four years and the unvested portion is included in stockholders’ equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $682,000, $782,000 and $750,000 in fiscal 2004, 2003 and 2002, respectively.
      In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 900,000 shares are issuable. As of January 29, 2005, 33,000 shares had been granted from this Plan.
      Option plan activity for the three fiscal years ended January 29, 2005 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
February 2, 2002	1,755,250	$4.94 – $18.91	$10.39
Granted	45,500	18.05 – 26.76	20.89
Exercised	(344,100)	4.94 – 17.63	8.11
Cancelled	(14,700)	8.25 – 12.28	11.27

Outstanding options,
February 1, 2003	1,441,950	4.94 – 26.76	11.20
Granted	19,500	16.65 – 21.29	17.66
Exercised	(288,250)	4.94 – 18.86	9.94
Cancelled	(18,800)	8.25 – 18.86	12.75

Outstanding options,
January 31, 2004	1,154,400	5.13 – 26.76	11.54
Granted	75,750	19.64 – 23.13	21.55
Exercised	(196,000)	5.13 – 21.01	11.97
Cancelled	(30,600)	9.59 – 21.90	17.27

Outstanding options,
January 29, 2005	1,003,550	$7.69 – $26.76	$12.08

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize stock option information at January 29, 2005:

	Options Outstanding

		Weighted Average	Weighted
Range of		Remaining	Average
Exercise Prices	Options	Contractual Life	Exercise Price

$ 7.69 – $ 9.59	376,750	2.30 years	$8.19
12.22 – 14.13	508,750	3.94 years	12.98
16.65 – 19.64	36,700	7.97 years	18.05
20.13 – 26.76	81,350	8.92 years	21.73

$ 7.69 – $26.76	1,003,550	3.87 years	$12.08

	Options Exercisable

		Weighted
Range of		Average
Exercise Prices	Options	Exercise Price

$7.69 – $ 9.59	374,250	$8.18
12.22 – 14.13	503,750	12.98
16.65 – 19.64	7,300	17.79
20.13 – 26.76	5,700	22.73

$7.69 – $26.76	891,000	$11.07

      Outstanding options at January 29, 2005 covered 702,000 shares of Class B Common Stock and 301,550 shares of Class A Common Stock. Outstanding options at January 31, 2004 covered 702,000 shares of Class B Common Stock and 452,400 shares of Class A Common Stock. Options available to be granted under the option plans were 880,318 at January 29, 2005 and 406,600 at January 31, 2004.
      In May 2004, the Board of Directors increased the quarterly dividend by 9% from $.16 per share to $.175 per share.
      Total comprehensive income for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 is as follows (in thousands):

	January 29,	January 31,	February 1,
Fiscal Year Ended	2005	2004	2003

		(Restated)	(Restated)
Net income	$34,841	$31,014	$45,445
Unrealized gains (losses) on available-for-sale securities	20	(306)	1,268
Income tax effect	7	(111)	(448)

Unrealized gains (losses) net of taxes	13	(195)	820

Total comprehensive income	$34,854	$30,819	$46,265

      The net unrealized gain/loss on investments held reflected in comprehensive income for the periods presented were net of reclassification adjustments for gains/(losses) reported in income in the amounts of ($161,000), $429,000 and ($1,083,000) for fiscal years 2004, 2003 and 2002, respectively, net of income taxes.
9.     Employee Benefit Plans:
      The Company has a defined contribution retirement savings plan (401(k)) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 were approximately $1,663,000, $1,764,000 and $1,906,000, respectively.
      The Company has an Employee Stock Ownership Plan (ESOP), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. No contributions were made to the ESOP for the years ended January 29, 2005, January 31, 2004 or February 1, 2003.
      The Company is primarily self-insured for healthcare, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $11,205,000, $8,995,000 and $8,970,000 in fiscal 2004, 2003 and 2002, respectively. Accrued liabilities for healthcare costs were $1,318,000 and $1,380,000 and assets held in the VEBA trust were $731,000 and $924,000 at January 29, 2005 and January 31, 2004, respectively.
10. Leases:
      The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are fixed rate for periods of five years with renewal options and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. For leases with landlord capital improvement funding, the funded amount is recorded as a deferred liability and amortized over the term of the lease as a reduction to rent expense on the Consolidated Statements of Income. Equipment leases are generally for one to three year periods.
      The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2005	$46,769
2006	38,375
2007	28,757
2008	17,370
2009	6,990
2010 +	229

Total minimum lease payments	$138,490

      The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 29,	January 31,	February 1,
Fiscal Year Ended	2005	2004	2003

Minimum rentals	$44,493	$39,998	$37,848
Contingent rent	85	165	389

Total rental expense	$44,578	$40,163	$38,237

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Related Party Transactions:
      The Company leases certain stores from entities in which Mr. George S. Currin, a director of the Company has a controlling or non-controlling ownership interest. Rent expense and related charges totaling $286,860, $261,660 and $221,584 were paid to entities controlled by Mr. Currin or his family in fiscal 2004, 2003, and 2002, respectively, under these leases. Rent expense and related charges totaling $800,929, $610,947, and $661,783 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2004, 2003, and 2002, respectively, under these leases.
12.     Income Taxes:
      The provision for income taxes consists of the following (in thousands):

	January 29,	January 31,	February 1,
Fiscal Year Ended	2005	2004	2003

		(Restated)	(Restated)
Current income taxes:
Federal	$20,142	$12,806	$24,529
State	535	337	1,364

Total	20,677	13,143	25,893

Deferred income taxes:
Federal	(735)	4,048	(91)
State	(88)	482	(17)

Total	(823)	4,530	(108)

Total income tax expense	$19,854	$17,673	$25,785

      Significant components of the Company’s deferred tax assets and liabilities as of January 29, 2005 and January 31, 2004 are as follows (in thousands):

	January 29,	January 31,
	2005	2004

		(Restated)
Deferred tax assets:
Allowance for doubtful accounts	$2,338	$2,426
Inventory valuation	1,643	946
Restricted stock options	684	428
Deferred rent	4,998	4,712
Capital loss carryover	446	669
Accrued expenses	4,856	3,872
Other	830	763

Total deferred tax assets	15,795	13,816

Deferred tax liabilities:
Fixed assets	19,442	17,974
Unrealized gains on short-term investments	40	33
Other	704	1,017

Total deferred tax liabilities	20,186	19,024

Net deferred tax liabilities	$4,391	$5,208

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Capital loss carryovers included in the Company’s deferred tax assets have a limited life and realization of these assets is not assured and will expire in 2008.
      The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 29,	January 31,	February 1,
Fiscal Year Ended	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.3	1.3	1.2

Effective income tax rate	36.3%	36.3%	36.2%

13.     Quarterly Financial Data (Unaudited):
      Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2004	First		Second		Third		Fourth

		(As Previously		(As Previously		(As Previously
	(Restated)	Reported)	(Restated)	Reported)	(Restated)	Reported)
Retail sales	$205,193	$205,193	$197,068	$197,068	$163,611	$163,612	$207,937
Total revenues	209,201	209,201	200,884	200,884	167,514	167,514	212,005
Cost of goods sold	132,398	132,344	136,185	136,051	115,640	115,481	144,693
Gross margin	72,795	72,849	60,883	61,017	47,971	48,131	63,244
Income before income taxes	26,372	26,399	12,777	12,844	2,825	2,904	12,721
Net income	16,799	16,816	8,139	8,182	1,800	1,850	8,103
Basic earnings per share	$0.82	$0.82	$0.39	$0.40	$0.09	$0.09	$0.39
Diluted earnings per share	$0.81	$0.81	$0.38	$0.39	$0.09	$0.09	$0.38

Fiscal 2003	First		Second		Third		Fourth

		(As Previously		(As Previously		(As Previously		(As Previously
	(Restated)	Reported)	(Restated)	Reported)	(Restated)	Reported)	(Restated)	Reported)
Retail sales	$197,304	$197,304	$188,218	$188,218	$153,171	$153,171	$193,077	$193,077
Total revenues	201,210	201,210	191,993	191,993	157,129	157,129	196,935	196,935
Cost of goods sold	127,316	126,998	132,782	132,616	109,003	108,557	139,890	140,230
Gross margin	69,988	70,306	55,436	55,602	44,168	44,614	53,187	52,847
Income before income taxes	27,126	27,444	11,971	12,137	805	1,251	8,785	8,445
Net income	17,280	17,482	7,625	7,731	513	797	5,596	5,379
Basic earnings per share	$0.68	$0.69	$0.30	$0.30	$0.02	$0.04	$0.27	$0.26
Diluted earnings per share	$0.67	$0.68	$0.29	$0.30	$0.02	$0.04	$0.27	$0.26

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Reportable Segment Information:
      The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 29 states, principally in southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
      The following schedule summarizes certain segment information (in thousands):

Fiscal 2004	Retail	Credit	Total

Revenues	$775,421	$14,183	$789,604
Depreciation	20,320	77	20,397
Interest and other income	(2,739)	0	(2,739)
Income before taxes	49,268	5,427	54,695
Total assets	329,010	65,124	394,134
Capital expenditures	25,102	199	25,301

Fiscal 2003	Retail	Credit	Total

	(Restated)		(Restated)
Revenues	$732,796	$14,471	$747,267
Depreciation	18,617	78	18,695
Interest and other income	(3,614)	0	(3,614)
Income before taxes	43,963	4,724	48,687
Total assets	293,911	62,373	356,284
Capital expenditures	20,549	4	20,553

Fiscal 2002	Retail	Credit	Total

	(Restated)		(Restated)
Revenues	$734,352	$13,979	$748,331
Depreciation	14,851	62	14,913
Interest and other income	(3,701)	0	(3,701)
Income before taxes	65,766	5,464	71,230
Capital expenditures	28,953	0	28,953
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
      The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 29,	January 31,	February 1,
	2005	2004	2003

Bad debt expense	$5,096	$6,098	$4,764
Payroll	1,142	1,101	1,117
Postage	1,075	1,131	1,121
Other expenses	1,366	1,339	1,451

Total expenses	$8,679	$9,669	$8,453

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Commitments and Contingencies:
      Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $200,000, respectively. The Company paid claims of $3,227,000, $3,019,000 and $2,609,000 in fiscal 2004, 2003 and 2002, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,513,000, $3,764,000 and $3,284,000 in fiscal 2004, 2003 and 2002, respectively. Accrued workers’ compensation and general liabilities was $4,254,000 and $3,968,000 at January 29, 2005 and January 31, 2004, respectively. The Company had no outstanding letters of credit relating to such claims at January 29, 2005 or at January 31, 2004. See Note 7 for letters of credit related to purchase commitments, Note 9 for 401(k) plan contribution obligations and Note 10 for lease commitments.
      The Company does not have any guarantees with third parties. The Company has placed a $2 million deposit with Cedar Hill National Bank (“Cedar Hill”), a wholly owned subsidiary, as security and collateral for the payment of amounts due from CatoWest LLC, a wholly owned subsidiary, to Cedar Hill. The deposit has no set term. The deposit was made at the request of the Office of the Comptroller of the Currency because the receivable is not settled immediately and Cedar Hill has a risk of loss until payment is made. CatoWest LLC purchases receivables from Cedar Hill on a daily basis (generally one day in arrears). In the event CatoWest LLC fails to transfer to Cedar Hill the purchase price for any receivable within two business days, Cedar Hill has the right to withdraw any amount necessary from the account established by the Company to satisfy the amount due Cedar Hill from CatoWest LLC. Although the amount of potential future payments is limited to the amount of the deposit, Cedar Hill may require, at its discretion, the Company to increase the amount of the deposit with no limit on the increase. The deposit is based upon the amount of payments that would be due from CatoWest LLC to Cedar Hill for the highest credit card sales weekends of the year that would remain unpaid until the following business day. The Company has no obligations related to the deposit at year-end. No recourse provisions exist nor are any assets held as collateral that would reimburse the Company if Cedar Hill withdraws a portion of the deposit.
      The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are considered to be material to the Company as a whole.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure:
      As previously reported on a Form 8-K/A filed October 6, 2003, on September 16, 2003, the Company engaged the accounting firm of PricewaterhouseCoopers LLP as independent accountants to audit the Company’s financial statements for the fiscal year ending January 31, 2004 to succeed Deloitte & Touche LLP as the Company’s principal independent accountants.

Item 9A.	Controls and Procedures:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of January 29, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 29, 2005, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2005 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
      No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Consideration of the Restatement
      In coming to the conclusion that our internal control over financial reporting was effective as of January 29, 2005, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in Note 1 to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

PART III

Item 10.	Directors and Executive Officers of the Registrant:
      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Registrant’s Proxy Statement for its 2005 annual stockholders’ meeting (the “2005 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation:
      Information contained under the captions “Summary Compensation Table,” “Employment and Severance Agreements,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in the Company’s 2005 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.
      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 29, 2005.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights(1)	column (a)(2)

Equity compensation plans approved by security holder	1,003,550	$12.08	1,102,086
Equity compensation plans not approved by security holders	—	—	—
Total	1,003,550	$12.08	1,102,086

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

867,000 shares available for grant under the Company’s stock incentive plan, referred to as the 2004 Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key employees. Additionally, 13,318 shares available for grant under the Company’s stock incentive plan, referred to as the “1987” Non-qualified Stock Option Plan. Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

221,768 shares available under the 2003 Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.
      Information contained under “Security Ownership of Certain Beneficial Owners and Management in the 2005 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions:
      Information contained under the caption “Certain Transactions” in the 2005 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:
      The information required by this Item is incorporated herein by reference to the section entitled “Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Auditor” in the 2005 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules:
      (a) The following documents are filed as part of this report:
      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	20-21
Report of Independent Registered Public Accounting Firm	22
Consolidated Statements of Income for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	23
Consolidated Balance Sheets at January 29, 2005 and January 31, 2004 (as restated)	24
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	25
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)	26
Notes to Consolidated Financial Statements	27
      (2) Financial Statement Schedules: The following report and financial statement schedules are filed herewith:

Independent Registered Public Accounting Firm’s Consent	S-1
Schedule II — Valuation and Qualifying Accounts and Reserves	S-2
      All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

      (3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.

Exhibit
Number	Description of Exhibit

3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Form S-8 of the Registrant filed February 7, 2000.
3.2	Registrant’s By Laws incorporated by reference to Form S-8 of the Registrant Filed February 7, 2000.
4.1	Share Rights Agreement dated December 18, 2003, incorporated by reference to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.1	Employment Agreement dated May 20, 1999 between The Cato Corporation and John P. Derham Cato, incorporated by reference to Form 10-K of the Registrant for the fiscal year ended January 29, 2000.
10.2	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Form S-8 of the Registrant filed February 7, 2000.
10.3	Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Form 8-K of the Registrant filed on July 22, 2003.
10.4	Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Form 8-K of the Registrant filed on July 22, 2003.
10.5	Retirement Agreements between Registrant and Wayland H. Cato, Jr. and Edgar T. Cato dated August 29, 2003 incorporated by reference to Form 10-Q of the Registrant for quarter ended August 2, 2003.
16.1	Change in the Registrants Independent Accountants from Deloitte & Touche, LLP to PricewaterhouseCoopers, LLP effective September 16, 2003, incorporated by reference to Form 8-K of the Registrant filed September 23, 2003 and as amended in Form 8-K/A filed on October 6, 2003.
21	Subsidiary of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

EXHIBIT INDEX

EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT

State of
Name of Subsidiary	Incorporation/Organization	Name under which Subsidiary does Business

CHW LLC	Delaware	CHW LLC
Providence Insurance Company, Limited	A Bermudian Company	Providence Insurance Company, Limited
CatoSouth LLC	North Carolina	CatoSouth LLC
Cato of Texas L.P.	Texas	Cato of Texas L.P.
Cato Southwest, Inc.	Delaware	Cato Southwest, Inc.
CaDel LLC	Delaware	CaDel LLC
CatoWest LLC	Nevada	CatoWest LLC
Cedar Hill National Bank	A Nationally Chartered Bank	Cedar Hill National Bank
catocorp.com, LLC	Delaware	catocorp.com, LLC

EXHIBIT 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We hereby consent to the incorporation by reference in the Registration Statement No. 333-119300 on Form S-8 pertaining to The Cato Corporation 2004 Incentive Compensation Plan, in Registration Statement No. 333-119299 pertaining to The Cato Corporation 2003 Employee Stock Purchase Plan, Registration Statement No. 333-96283 on Form S-8 pertaining to The Cato Corporation 1999 Incentive Compensation Plan, in Registration Statement No. 33-41314 on Form S-8 pertaining to The Cato Corporation 1987 Incentive Stock Option Plan, in Registration Statement No. 33-41315 on Form S-8 pertaining to The Cato Corporation 1987 Nonqualified Stock Option Plan, and in Registration Statement Nos. 33-69844 and 333-96285 on Forms S-8 pertaining to The Cato Corporation 1993 Employee Stock Purchase Plan, of our report dated April 28, 2005 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 28, 2005

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
Date: April 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ John P. Derham Cato John P. Derham Cato (Director)	/s/ Grant L. Hamrick Grant L. Hamrick (Director)

/s/ Michael O. Moore Michael O. Moore (Director)	/s/ James H. Shaw James H. Shaw (Director)

/s/ Robert W. Bradshaw, Jr. Robert W. Bradshaw, Jr. (Director)	/s/ A.F. (Pete) Sloan A.F. (Pete) Sloan (Director)

/s/ George S. Currin George S. Currin (Director)	/s/ D. Harding Stowe D. Harding Stowe (Director)

/s/ William H. Grigg William H. Grigg (Director)

EXHIBIT 23.2
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement No. 333-96283 on Form S-8 pertaining to The Cato Corporation 1999 Incentive Compensation Plan, in Registration Statement No. 33-41314 on Form S-8 pertaining to The Cato Corporation 1987 Incentive Stock Option Plan, in Registration Statement No. 33-41315 on Form S-8 pertaining to The Cato Corporation 1987 Nonqualified Stock Plan, and in Registration Statement No. 33-69844 and 333-96285 on Forms S-8 pertaining to The Cato Corporation 1993 Employee Stock Purchase Plan, of our report dated April 21, 2003 (April 25, 2005 as to the effects of the restatement discussed in Note 1) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note 1) relating to the consolidated financial statements and financial statement schedule of The Cato Corporation appearing in and incorporated by reference in the Annual Report on Form 10-K for the year ended January 29, 2005.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
April 26, 2005

S-1

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for		Reserve for	Allowance
	Doubtful		Rental	for Sales
	Accounts(a)		Commitments(b)	Returns(c)

	(In thousands)
Balance at February 2, 2002	$5,968		$1,077	$—
Additions charged to costs and expenses	4,763		1,000	390
Additions charged to other accounts	887	(d)	—	—
Deductions	(5,519	)(e)	(1,121)	—

Balance at February 1, 2003	6,099		956	390
Additions charged to costs and expenses	6,098		1,062	10
Additions charged to other accounts	858	(d)	—	—
Deductions	(6,720	)(e)	(1,402)	—

Balance at January 31, 2004	6,335		616	400
Additions charged to costs and expenses	5,096		1,373	22
Additions charged to other accounts	1,069	(d)	—	—
Deductions	(6,378	)(e)	(1,502)	—

Balance at January 29, 2005	$6,122		$487	$422

(a)	Deducted from trade accounts receivable.

(b)	Provision for the difference between costs and revenues from non-cancelable subleases over the lease terms of closed stores.

(c)	Gross margin revenue on return sales.

(d)	Recoveries of amounts previously written off.

(e)	Uncollectible accounts written off.

S-2