Form 10-Q
period 2005-04-30
CATO CORP
filed 2005-06-06
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

As of May 17, 2005, there were 20,430,455 shares of Class A common stock and 460,350 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

April 30, 2005

Table of Contents

Page
No.
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:

Condensed Consolidated Statements of Income For the Three Months Ended April 30, 2005 and May 1, 2004 (restated)	2

Condensed Consolidated Balance Sheets At April 30, 2005, May 1, 2004 (restated) and January 29, 2005	3

Condensed Consolidated Statements of Cash Flows For the Three Months Ended April 30, 2005 and May 1, 2004 (restated)	4

Notes to Condensed Consolidated Financial Statements For the Three Months Ended April 30, 2005 and May 1, 2004 (restated)	5-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11–14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17-21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	April 30,	May 1,
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$215,064	$205,193
Other income (principally finance charges, late fees and layaway charges)	3,863	4,008

Total revenues	218,927	209,201

COSTS AND EXPENSES, NET
Cost of goods sold	136,434	132,398
Selling, general and administrative	49,333	45,796
Depreciation	5,038	4,979
Interest expense	152	162
Interest and other income	(941)	(506)

	190,016	182,829

Income before income taxes	28,911	26,372
Income tax expense	10,495	9,573

Net income	$18,416	$16,799

Basic earnings per share	$0.89	$0.82

Basic weighted average shares	20,736,217	20,499,605

Diluted earnings per share	$0.87	$0.81

Diluted weighted average shares	21,195,426	20,845,867

Dividends per share	$.175	$.16

Comprehensive income:
Net income	$18,416	$16,799
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	(40)	185

Net comprehensive income	$18,376	$16,984

See notes to condensed consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	May 1,	January 29,
	2005	2004	2005
	(Unaudited)	(Unaudited)
		(Restated)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$22,773	$23,167	$18,640
Short-term investments	71,472	67,155	88,588
Accounts receivable, net of allowance for doubtful accounts of $6,020, $6,242 and $6,122 at April 30, 2005, May 1, 2004 and January 29, 2005, respectively	49,534	51,427	50,889
Merchandise inventories	105,084	99,855	100,538
Deferred income taxes	5,804	4,891	5,781
Prepaid expenses	6,308	6,299	1,986

Total Current Assets	260,975	252,794	266,422
Property and equipment – net	118,727	116,400	117,590
Other assets	10,391	10,189	10,122

Total Assets	$390,093	$379,383	$394,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81,957	$76,534	$82,828
Accrued expenses	32,572	28,134	39,338
Accrued income taxes	14,242	13,918	4,465
Current portion of long-term debt	—	6,000	6,000

Total Current Liabilities	128,771	124,586	132,631
Deferred income taxes	10,172	10,203	10,172
Long-term debt	—	20,000	16,000
Other noncurrent liabilities (primarily deferred rent)	24,096	24,169	24,156

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 26,334,634 shares, 26,049,957 shares and 26,249,178 shares at April 30, 2005, May 1, 2004 and January 29, 2005, respectively	877	868	875
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,597,834 shares, 5,607,834 shares and 5,597,834 shares at April 30, 2005, May 1, 2004 and January 29, 2005, respectively	187	187	187
Additional paid-in capital	104,355	100,133	103,366
Retained earnings	280,256	258,328	265,499
Accumulated other comprehensive income	31	243	71
Unearned compensation – restricted stock awards	(740)	(1,422)	(911)

	384,966	358,337	369,087
Less Class A and Class B common stock in treasury, at cost (5,906,179 Class A and 5,137,484 Class B shares at April 30, 2005, May 1, 2004 and January 29, 2005, respectively)	(157,912)	(157,912)	(157,912)

Total Stockholders’ Equity	227,054	200,425	211,175

Total Liabilities and Stockholders’ Equity	$390,093	$379,383	$394,134

See notes to condensed consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 30,	May 1,
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$18,416	$16,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,038	4,979
Provision for doubtful accounts	1,264	1,422
Deferred income taxes	(23)	105
Compensation expense related to restricted stock awards	171	171
Loss on disposal of property and equipment	595	14
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	91	(135)
Merchandise inventories	(4,546)	(2,563)
Prepaid and other assets	(4,591)	(974)
Accrued income taxes	9,777	9,413
Accounts payable, accrued expenses and other liabilities	(17,436)	(2,107)

Net cash provided by operating activities	8,756	27,124

INVESTING ACTIVITIES
Expenditures for property and equipment	(6,731)	(6,983)
Purchases of short-term investments	(20,654)	(19,425)
Sales of short-term investments	37,730	—

Net cash provided (used) in investing activities	10,345	(26,408)

FINANCING ACTIVITIES
Cash overdrafts included in accounts payable	9,700	2,900
Dividends paid	(3,660)	(3,264)
Payments to settle long term debt	(22,000)	(1,500)
Proceeds from employee stock purchase plan	213	209
Proceeds from stock options exercised	779	249

Net cash used in financing activities	(14,968)	(1,406)

Net increase (decrease) in cash and cash equivalents	4,133	(690)

Cash and cash equivalents at beginning of period	18,640	23,857

Cash and cash equivalents at end of period	$22,773	$23,167

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004 (UNAUDITED)

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended April 30, 2005 and May 1, 2004 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The Company restated its consolidated balance sheet and its consolidated statements of income and cash flows for the quarter ended May 1, 2004 as a result of correcting its leasing accounting practices.

The Company historically straight-lined lease expense over the period from the open date of the store through the initial non-cancelable lease term expiration. However, in accordance with FASB issued Statement No. 13 (“SFAS 13”), “Accounting for Leases,” as amended, FASB issued Technical Bulletin No. 88-1 (“FTB 88-1”), “Issues Relating to Accounting for Leases,” and FASB issued Technical Bulletin No. 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases,” the Company corrected its lease accounting practices to recognize lease expense on a straight-line basis over the lease term which begins on the date the Company obtains control of the property and includes any renewal periods for which failure to renew imposes a penalty on the lessee such that renewal is determined to be reasonably assured. Likewise, the Company corrected its practices to amortize landlord allowances on a straight-line basis over the lease term. These corrections to our lease accounting practices reduced net income by $17,000 and had no impact on diluted earnings per share for the quarter ended May 1, 2004.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004 (UNAUDITED)

NOTE 1 – GENERAL (CONTINUED):

As a result of the restatement, the Company’s financial results have been restated as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	May 1,		May 1,
	2004	Adjustments	2004
Deferred income taxes	$179	$4,712	$4,891
Total Current Assets	248,082	4,712	252,794
Total Assets	374,671	4,712	379,383
Accrued expenses	28,161	(27)	28,134
Accrued income tax	13,713	205	13,918
Total Current Liabilities	124,408	178	124,586
Other noncurrent liabilities	11,583	12,586	24,169
Total Liabilities	166,194	12,764	178,958
Retained earnings	266,380	(8,052)	258,328
Total Stockholders’ Equity	208,477	(8,052)	200,425
Total Liabilities and Stockholders’ Equity	$374,671	$4,712	$379,383

	Three Months Ended
	As Previously
	Reported		As Restated
	May 1,		May 1,
	2004	Adjustments	2004
Revenues	$205,193	$0	$205,193
Cost of Goods Sold	132,344	54	132,398
Selling, general and administrative	45,823	(27)	45,796
Income before taxes	26,399	(27)	26,372
Income tax provision	9,583	(10)	9,573
Net income (loss)	$16,816	$(17)	$16,799

Basic earnings per share	$0.82		$0.82
Diluted earnings per share	$0.81		$0.81

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004 (UNAUDITED)

NOTE 1 – GENERAL (CONTINUED):

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

The Company’s short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in the Condensed Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Condensed Consolidated Balance Sheets. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in interest and other income.

Total comprehensive income for the quarter ended April 30, 2005 and May 1, 2004 was $18,376,000 and $16,984,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities, net of tax.

Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

On May 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effective June 27, 2005. Furthermore, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share. The dividend will be paid on a post-split basis at a quarterly rate of $.13 per share on June 27, 2005. Additionally, proforma basic and diluted earnings per share using weighted average shares adjusted for the stock split would be $0.59 and $0.58 versus $0.55 and $0.54 for the periods ending April 30, 2005 and May 1, 2004, respectively.

The provisions for income taxes are based on the Company’s estimated annual effective tax rate.

Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004 (UNAUDITED)

NOTE 2 - EARNINGS PER SHARE:

FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method. There was an insignificant number of shares withheld from the computation of diluted EPS due to potential anti-dilutive effects for the three months ended April 30, 2005 and May 1, 2004.

	Three Months Ended
	April 30,	May 1,
	2005	2004
Weighted-average shares outstanding	20,736,217	20,499,605
Dilutive effect of stock options	459,209	346,262

Weighted-average shares and common stock equivalents (stock options) outstanding	21,195,426	20,845,867

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended April 30, 2005 and May 1, 2004 were $330,000 and $3,960,000, respectively. Cash paid for interest for the three months ended April 30, 2005 and May 1, 2004 were $209,000 and $152,000, respectively.

NOTE 4 - FINANCING ARRANGEMENTS:

The Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding during the three months ended April 30, 2005 or the fiscal year ended January 29, 2005. Interest is based on LIBOR, which was 3.09% on April 30, 2005.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 3.09% on April 30, 2005.

On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.

The Company had approximately $2,439,000 and $2,081,000 at April 30, 2005 and May 1, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004 (UNAUDITED)

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at April 30, 2005, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
April 30, 2005	Retail	Credit	Total
Revenues	$215,590	$3,337	$218,927
Depreciation	5,009	29	5,038
Interest and other income	(941)	—	(941)
Income before taxes	27,826	1,085	28,911
Total assets	326,231	63,862	390,093
Capital expenditures	6,731	—	6,731

Three Months Ended
May 1, 2004	Retail	Credit	Total
	(Restated)		(Restated)
Revenues	$205,691	$3,510	$209,201
Depreciation	4,959	20	4,979
Interest and other income	(506)	—	(506)
Income before taxes	25,263	1,109	26,372
Total assets	317,245	62,138	379,383
Capital expenditures	6,981	2	6,983

The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the segments.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	April 30,	May 1,
	2005	2004
Bad debt expense	$1,264	$1,422
Payroll	296	278
Postage	305	316
Other expenses	358	365

Total expenses	$2,223	$2,381

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND MAY 1, 2004 (UNAUDITED)

NOTE 6 – STOCK OPTIONS:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s stock option plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the plans. Had compensation expense for the stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based
Compensation – Transition and Disclosure,” the Company’s net income and basic and diluted earnings per share amounts for the three months ended April 30, 2005 and May 1, 2004 would approximate the following proforma amounts (dollars in thousands, except per share data):

	Three Months Ended
	April 30,	May 1,
	2005	2004
Net Income as Reported	$18,416	$16,799
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(139)	(133)

Pro forma Net Income	$18,386	$16,775

Earnings per share:
Basic – as reported	$.89	$.82
Basic – pro forma	$.89	$.82
Diluted – as reported	$.87	$.81
Diluted – pro forma	$.87	$.80

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Total retail sales	100.0%	100.0%
Total revenues	101.8	102.0
Cost of goods sold	63.4	64.5
Selling, general and administrative	22.9	22.3
Depreciation	2.3	2.4
Interest expense	0.1	0.1
Interest and other income	(0.4)	(0.2)
Income before income taxes	13.5	12.9
Net income	8.6	8.2

Comparison of First Quarter of 2005 with 2004.

Total retail sales for the first quarter were $215.1 million compared to last year’s first quarter sales of $205.2 million, a 5% increase. Same-store sales were flat to last year. Total revenue, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $218.9 million in the first quarter of 2005 compared to $209.2 million in the first quarter of 2004. The Company operated 1,188 stores at April 30, 2005 compared to 1,118 stores at the end of last year’s first quarter. In the first quarter of 2005 the Company opened 17 stores, relocated five stores and closed six stores.

Credit revenue of $3.3 million, represented 1.5% of total revenues in the first quarter of 2005. This is comparable to 2004 credit revenue of $3.5 million or 1.7% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses, which are included in selling, general and administrative expense, include principally bad debt expense, payroll, postage and other administrative expenses and totaled $2.2 million in the first quarter of 2005 compared to last year’s first quarter expenses of $2.4 million. The decrease in costs was principally due to lower bad debt expense.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):

Other income in total, as included in total revenues in the first quarter of 2005, decreased slightly to $3.9 million from $4.0 million in the first quarter of 2004. The decrease resulted primarily from lower finance charge income.

Cost of goods sold was $136.4 million, or 63.4% of retail sales, in the first quarter of 2005 compared to $132.4 million, or 64.5% of retail sales, in the first quarter of 2004. The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2005 resulted primarily from lower procurement costs and markdowns offset by increases attributable to store growth. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 8.0% to $78.6 million as related to total retail sales in the first quarter of 2005 compared to $72.8 million in the first quarter of 2004. Gross margin as presented may not be comparable to that of other entities, as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies such costs as cost of goods sold.

Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $49.3 million, or 22.9% of retail sales in the first quarter of fiscal 2005, compared to $45.8 million, or 22.3% of retail sales in the prior year’s first quarter. SG&A expenses as a percentage of retail sales increased 60 basis points for the first quarter of fiscal 2005 as compared to the prior year. The overall dollar increase in SG&A expenses for the first quarter of fiscal 2005 resulted primarily from increased selling-related expenses and increased infrastructure expenses attributable to the Company’s store growth, increased incentive based performance bonus programs and increased healthcare costs.

Depreciation expense was $5.0 million, or 2.3% of retail sales in the first quarter of 2005 compared to $5.0 million or 2.4% in the first quarter of 2004.

Interest expense was $0.2 million, or 0.1% of retail sales in the first quarter of 2005 compared to $0.2 million, or 0.1% of retail sales in the first quarter of 2004. The interest was on a $30 million five-year term loan facility entered into on August 22, 2003, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):

On April 5, 2005, the Company repaid the remaining outstanding balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.

Interest and other income was $0.9 million, or 0.4% of retail sales in the first quarter of 2005 compared to $0.5 million or 0.2% of retail sales in the first quarter of 2004. The increase in the first quarter of fiscal 2005 resulted primarily from the Company’s higher cash and short-term investment position.

Income tax expense was $10.5 million, or 4.9% of retail sales in the first quarter of 2005 compared to $9.6 million, or 4.7% of retail sales in the first quarter of 2004. The first quarter increase resulted from higher pre-tax income. The effective income tax rate was 36.3% in both the first quarter of 2005 and 2004, respectively.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first quarter of 2005 was $8.8 million as compared to $27.1 million in the first quarter of 2004. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and repurchase of the Company’s Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends and other operating requirements for fiscal 2005 and for the foreseeable future beyond twelve months.

At April 30, 2005, the Company had working capital of $132.2 million compared to $128.2 million at May 1, 2004. The decrease in net cash provided by operating activities for the first quarter of 2005 is primarily the result of an increase in net income of $1.6 million; an increase in loss and disposal of property and equipment of $0.6 million and an increase of $0.4 million in accrued income taxes due to timing. Offsetting these increases in net cash provided by operating activities was an increase in merchandise inventories of $2.0 million; an increase in prepaid expenses and other assets of $3.6 million and a decrease of accounts payable and other liabilities of $15.3 million.

Additionally, the Company had $1.8 million invested in privately managed investment funds at April 30, 2005, which are included in other assets of the consolidated balance sheets.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At April 30, 2005, the Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 30, 2005. There were no borrowings outstanding under these credit facilities during the first quarter ended April 30, 2005 or the fiscal year ended January 29, 2005.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 3.09% on April 30, 2005.

On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.

The Company had approximately $2.4 million and $2.1 million at the April 30, 2005 and May 1, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $6.7 million for first quarter ended April 30, 2005, compared to $7.0 million in last year’s first three months. The expenditures for the first three months of 2005 were primarily for store development and investments in new technology. In fiscal 2005, the Company is planning to invest approximately $33 million for capital expenditures. This includes expenditures to open 90 new stores and relocate 20 stores and close 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.

Net cash provided in investing activities totaled $10.3 million for the first three months of 2005 compared to $26.4 million used for the comparable period of 2004. The decrease was due primarily to the sale of short-term investments.

On May 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effective June 27, 2005. Additionally, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share. The dividend will be paid on a post-split basis at a quarterly rate of $.13 per share on June 27, 2005.

The Company does not use derivative financial instruments. At April 30, 2005, the Company’s investment portfolio was invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

THE CATO CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

ITEM 4. CONTROLS AND PROCEDURES:

As of April 30, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTS:

During the quarter ended April 30, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     (A)

Exhibit No.	Item
3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Form S-8 of the Registrant filed February 7, 2000.

3.2	Registrant’s By Laws, incorporated by reference to Form S-8 of the Registrant Filed February 7, 2000.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION
June 6, 2005	/s/ John P. Derham Cato
Date	John P. Derham Cato
Chairman, President and Chief Executive Officer

June 6, 2005	/s/ Michael O. Moore
Date	Michael O. Moore
Executive Vice President Chief Financial Officer and Secretary

June 6, 2005	/s/ Robert M. Sandler
Date	Robert M. Sandler
Senior Vice President Controller