Form 10-Q
period 2005-07-30
CATO CORP
filed 2005-09-07
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑      No ☐
As of August 16, 2005, there were 30,650,200 shares of Class A common stock and 690,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
July 30, 2005
Table of Contents

Page
No.
PART I — FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:

Condensed Consolidated Statements of Income	2
For the Three Months and Six Months Ended July 30, 2005 and July 31, 2004 (restated)

Condensed Consolidated Balance Sheets	3
At July 30, 2005, July 31, 2004 (restated) and January 29, 2005

Condensed Consolidated Statements of Cash Flows	4
For the Six Months Ended July 30, 2005 and July 31, 2004 (restated)

Notes to Condensed Consolidated Financial Statements	5–10
For the Three Months and Six Months Ended July 30, 2005 and July 31, 2004 (restated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11–15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18-22

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$208,316	$197,068	$423,380	$402,261
Other income (principally finance charges, late fees and layaway charges)	3,648	3,816	7,511	7,824

Total revenues	211,964	200,884	430,891	410,085

COSTS AND EXPENSES, NET
Cost of goods sold	140,426	136,185	276,860	268,583
Selling, general and administrative	50,765	47,320	100,097	93,116
Depreciation	5,025	5,091	10,064	10,070
Interest expense	10	167	162	329
Interest and other income	(1,071)	(656)	(2,012)	(1,162)

	195,155	188,107	385,171	370,936

Income before income taxes	16,809	12,777	45,720	39,149
Income tax expense	6,102	4,638	16,596	14,211

Net Income	$10,707	$8,139	$29,124	$24,938

Basic earnings per share	$0.34	$0.26	$0.94	$0.81

Basic weighted average shares	31,188,146	30,772,526	31,146,236	30,791,747

Diluted earnings per share	$0.34	$0.26	$0.92	$0.80

Diluted weighted average shares	31,828,039	31,320,047	31,811,183	31,336,248

Dividends per share	$.13	$.117	$.247	$.223

Comprehensive income:
Net income	$10,707	$8,139	$29,124	$24,938
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	70	(112)	30	73

Net comprehensive income	$10,777	$8,027	$29,154	$25,011

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30,	July 31,	January 29,
	2005	2004	2005
	(Unaudited)	(Unaudited)
	(Restated)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,884	$29,439	$18,640
Short-term investments	86,140	76,494	88,588
Accounts receivable, net of allowance for doubtful accounts of $5,955, $6,214 and $6,122 at July 30, 2005, July 31, 2004 and January 29, 2005, respectively	48,229	50,260	50,889
Merchandise inventories	84,904	86,355	100,538
Deferred income taxes	5,764	4,955	5,781
Prepaid expenses	2,180	5,804	1,986

Total Current Assets	251,101	253,307	266,422
Property and equipment – net	118,599	114,783	117,590
Other assets	10,818	10,194	10,122

Total Assets	$380,518	$378,284	$394,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,272	$68,527	$82,828
Accrued expenses	38,112	33,738	39,338
Accrued income taxes	10,252	10,875	4,465
Current portion of long-term debt	—	6,000	6,000

Total Current Liabilities	112,636	119,140	132,631
Deferred income taxes	10,172	10,203	10,172
Long-term debt	—	18,500	16,000
Other noncurrent liabilities (primarily deferred rent)	23,732	24,428	24,156

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 30,650,431 shares, 26,147,346 shares and 26,249,178 shares at July 30, 2005, July 31, 2004 and January 29, 2005, respectively	1,021	871	875
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,597,834 shares, at July 30, 2005, July 31, 2004 and January 29, 2005, respectively	187	187	187
Additional paid-in capital	37,635	101,134	103,366
Retained earnings	286,890	262,854	265,499
Accumulated other comprehensive income	101	131	71
Unearned compensation – restricted stock awards	(569)	(1,252)	(911)

	325,265	363,925	369,087
Less Class A and Class B common stock in treasury, at cost (231 Class A and 4,907,309 Class B shares at July 30, 2005, and 5,906,179 Class A and 5,137,484 Class B at July 31, 2004 and January 29, 2005)	(91,287)	(157,912)	(157,912)

Total Stockholders’ Equity	233,978	206,013	211,175

Total Liabilities and Stockholders’ Equity	$380,518	$378,284	$394,134

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 30,	July 31,
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$29,124	$24,938

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,064	10,070
Provision for doubtful accounts	2,443	2,669
Deferred income taxes	17	42
Compensation expense related to restricted stock awards	341	341
Loss on disposal of property and equipment	690	1,363
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	217	(215)
Merchandise inventories	15,634	10,937
Prepaid and other assets	(890)	(484)
Accrued income taxes	5,787	6,369
Accounts payable, accrued expenses and other liabilities	(24,485)	(4,292)

Net cash provided by operating activities	38,942	51,738

INVESTING ACTIVITIES
Expenditures for property and equipment	(11,684)	(11,765)
Purchases of short-term investments	(44,877)	(42,651)
Sales of short-term investments	47,355	13,775

Net cash used in investing activities	(9,206)	(40,641)

FINANCING ACTIVITIES
Cash overdrafts included in accounts payable	4,200	2,900
Dividends paid	(7,734)	(6,877)
Purchase of treasury stock	(5)	—
Payments to settle long term debt	(22,000)	(3,000)
Proceeds from employee stock purchase plan	230	226
Proceeds from stock options exercised	817	1,236

Net cash used in financing activities	(24,492)	(5,515)

Net increase in cash and cash equivalents	5,244	5,582
Cash and cash equivalents at beginning of period	18,640	23,857

Cash and cash equivalents at end of period	$23,884	$29,439

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2005
AND JULY 31, 2004 (UNAUDITED)

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 30, 2005 and July 31, 2004 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.
The Company restated its condensed consolidated balance sheet and statements of cash flows for the six months ended July 31, 2004 and its condensed consolidated statements of income for the three months and six months ended July 31, 2004 as a result of correcting its lease accounting practices.
The Company historically straight-lined lease expense over the period from the open date of the store through the initial non-cancelable lease term expiration. However, in accordance with FASB issued Statement No. 13 (“SFAS 13”), “Accounting for Leases,” as amended, FASB issued Technical Bulletin No. 88-1 (“FTB 88-1”), “Issues Relating to Accounting for Leases,” and FASB issued Technical Bulletin No. 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.” As a result, the Company corrected its lease accounting practices to recognize lease expense on a straight-line basis over the lease term which begins on the date the Company obtains control of the property and includes any renewal periods for which failure to renew imposes a penalty on the lessee such that renewal is determined to be reasonably assured. Likewise, the Company corrected its practices to amortize landlord allowances on a straight-line basis over the lease term. These corrections to our lease accounting practices reduced net income by $43,000 and $60,000 for the three months and six months ended July 31, 2004, respectively, and had no impact on diluted earnings per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2005
AND JULY 31, 2004 (UNAUDITED)

NOTE 1 – GENERAL (CONTINUED):
As a result of the restatement, the Company’s financial results have been restated as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	July 31,		July 31,
	2004	Adjustments	2004

Deferred income taxes	$243	$4,712	$4,955
Total Current Assets	248,595	4,712	253,307
Total Assets	373,572	4,712	378,284
Accrued expenses	33,832	(94)	33,738
Accrued income tax	10,693	182	10,875
Total Current Liabilities	119,052	88	119,140
Other noncurrent liabilities	11,709	12,719	24,428
Total Liabilities	159,464	12,807	172,271
Retained earnings	270,949	(8,095)	262,854
Total Stockholders’ Equity	214,108	(8,095)	206,013
Total Liabilities and Stockholders’ Equity	$373,572	$4,712	$378,284

	Three Months Ended			Six Months Ended
	As Previously			As Previously
	Reported		As Restated	Reported		As Restated
	July 31,		July 31,	July 31,		July 31,
	2004	Adjustments	2004	2004	Adjustments	2004

Revenues	$200,884	$0	$200,884	$410,085	$0	$410,085
Cost of Goods Sold	136,051	134	136,185	268,395	188	268,583
Selling, general and administrative	47,387	(67)	47,320	93,210	(94)	93,116
Income before taxes	12,844	(67)	12,777	39,243	(94)	39,149
Income tax provision	4,662	(24)	4,638	14,245	(34)	14,211
Net income (loss)	$8,182	$(43)	$8,139	$24,998	$(60)	$24,938

Basic earnings per share	$0.27	$(0.01)	$0.26	$0.81	$—	$0.81
Diluted earnings per share	$0.26	$—	$0.26	$0.80	$—	$0.80

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2005
AND JULY 31, 2004 (UNAUDITED)

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
Total comprehensive income for the second quarter and six months ended July 30, 2005 was $10,777,000 and $29,154,000, respectively. Total comprehensive income for the second quarter and six months ended July 31, 2004 was $8,027,000 and $25,011,000, respectively. Total comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities, net of tax.
Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.
On May 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effective June 27, 2005. Furthermore, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share. The dividend was paid on a post-split basis at a quarterly rate of $.13 per share on June 27, 2005. Prior year basic and diluted earnings per share have been adjusted for the three-for-two stock split.
The provisions for income taxes are based on the Company’s estimated annual effective tax rate.
Certain reclassifications have been made to the condensed consolidated financial statements for prior periods to conform to the current period presentation.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2005
AND JULY 31, 2004 (UNAUDITED)

NOTE 2 — EARNINGS PER SHARE:
FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method. There was an insignificant number of shares withheld from the computation of diluted EPS due to anti-dilutive effects for the six months ended July 30, 2005 and July 31, 2004. The shares reflected below have been adjusted for the three-for-two stock split completed on June 27, 2005.

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Weighted-average shares outstanding	31,188,146	30,772,526	31,146,236	30,791,747
Dilutive effect of stock options	639,893	547,521	664,947	544,501

Weighted-average shares and common stock equivalents (stock options) outstanding	31,828,039	31,320,047	31,811,183	31,336,248

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the six months ended July 30, 2005 and July 31, 2004 were $10,504,000 and $7,866,000, respectively. Cash paid for interest for the six months ended July 30, 2005 and July 31, 2004 were $209,000 and $363,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
The Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding during the six months ended July 30, 2005 or the fiscal year ended January 29, 2005. Interest is based on LIBOR, which was 3.52% on July 30, 2005.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 3.52% on July 30, 2005.
On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
The Company had approximately $4,883,000 and $3,507,000 at July 30, 2005 and July 31, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2005
AND JULY 31, 2004 (UNAUDITED)

NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at July 30, 2005, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 30, 2005	Retail	Credit	Total	July 30, 2005	Retail	Credit	Total

Revenues	$208,706	$3,258	$211,964	Revenues	$424,296	$6,595	$430,891
Depreciation	4,996	29	5,025	Depreciation	10,006	58	10,064
Interest and other income	(1,071)	—	(1,071)	Interest and other income	(2,012)	—	(2,012)
Income before taxes	15,567	1,242	16,809	Income before taxes	43,393	2,327	45,720
Total assets	315,492	65,026	380,518	Total assets	315,492	65,026	380,518
Capital expenditures	4,951	2	4,953	Capital expenditures	11,682	2	11,684

Three Months Ended				Six Months Ended
July 31, 2004	Retail	Credit	Total	July 31, 2004	Retail	Credit	Total
	(Restated)		(Restated)		(Restated)		(Restated)

Revenues	$197,359	$3,525	$200,884	Revenues	$403,050	$7,035	$410,085
Depreciation	5,072	19	5,091	Depreciation	10,031	39	10,070
Interest and other income	(656)	—	(656)	Interest and other income	(1,162)	—	(1,162)
Income before taxes	11,466	1,311	12,777	Income before taxes	36,729	2,420	39,149
Total assets	315,697	62,587	378,284	Total assets	315,697	62,587	378,284
Capital expenditures	4,699	83	4,782	Capital expenditures	11,680	85	11,765
The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Bad debt expense	$1,179	$1,247	$2,443	$2,669
Payroll	254	294	550	572
Postage	292	260	597	576
Other expenses	262	394	620	759

Total expenses	$1,987	$2,195	$4,210	$4,576

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2005
AND JULY 31, 2004 (UNAUDITED)

NOTE 6 – STOCK OPTIONS:
The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s stock option plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the plans. Had compensation expense for the stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based
Compensation – Transition and Disclosure,” the Company’s net income and basic and diluted earnings per share amounts for the second quarter and six months ended July 30, 2005 and July 31, 2004 as adjusted for the three-for-two stock split on June 27, 2005 would approximate the following proforma amounts (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net Income as Reported	$10,707	$8,139	$29,124	$24,938
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	109	217	217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130)	(118)	(258)	(248)

Pro forma Net Income	$10,686	$8,130	$29,083	$24,907

Earnings per share:
Basic – as reported	$.34	$.26	$.94	$.81
Basic – pro forma	$.34	$.26	$.93	$.81
Diluted – as reported	$.34	$.26	$.92	$.80
Diluted – pro forma	$.34	$.26	$.91	$.79
NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) “Share-Based Payment.” This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service periods for awards that vest. SFAS No. 123 (revised) will also require a change in the classification of certain tax benefits from options deductions to financing rather than operating cash flows. The Company is currently evaluating the impact of this statement, which will be effective as of the beginning of the Company’s 2006 fiscal year as a result of the deferral of the effective date by the Securities and Exchange Commission. However, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.7	101.9	101.8	101.9
Cost of goods sold	67.4	69.1	65.4	66.8
Selling, general and administrative	24.4	24.0	23.6	23.1
Depreciation	2.4	2.5	2.4	2.5
Interest expense	—	0.1	—	0.1
Interest and other income	(0.5)	(0.3)	(0.4)	(0.3)
Income before income taxes	8.0	6.5	10.8	9.7
Net income	5.1	4.1	6.9	6.2
Comparison of Second Quarter and First Six Months of 2005 with 2004.
Total retail sales for the second quarter were $208.3 million compared to last year’s second quarter sales of $197.1 million, a 6% increase. Same-store sales were flat in the second quarter of fiscal 2005. For the six months ended July 30, 2005, total retail sales were $423.4 million compared to last year’s first six months sales of $402.3 million, a 5% increase, and same-store sales were flat for the comparable six month period. Total revenue, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $212.0 million and $430.9 million for the second quarter and six months ended July 30, 2005, respectively, compared to $200.9 million and $410.1 million for the second quarter and six months ended July 31, 2004, respectively. The Company operated 1,197 stores at July 30, 2005 compared to 1,132 stores at the end of last year’s second quarter. For the first six months of 2005 the Company opened 27 stores, relocated seven stores and closed seven stores.
Credit revenue of $3.3 million, represented 1.5% of total revenues in the second quarter of 2005. This is comparable to 2004 credit revenue of $3.5 million or 1.8% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $2.0 million in the second quarter of 2005 compared to last year’s second quarter expenses of $2.2 million. The decrease in costs was principally due to lower bad debt expense and payroll costs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):
Other income in total, as included in total revenues in the second quarter of 2005, decreased slightly to $3.6 million from $3.8 million in the second quarter of 2004. The decrease resulted primarily from lower finance charge income.
Cost of goods sold was $140.4 million, or 67.4% of retail sales and $276.9 million or 65.4% of retail sales for the second quarter and first six months of fiscal 2005, compared to $136.2 million, or 69.1% of retail sales and $268.6 million, or 66.8% of retail sales for the prior year’s comparable three and six months periods, respectively. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2005 resulted primarily from lower procurement costs and lower markdowns. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 11.5% to $67.9 million and by 9.6% to $146.5 million for the second quarter and first six months of fiscal 2005 compared to $60.9 million and $133.7 million for the prior year’s comparable three and six month periods, respectively. Gross margin as presented may not be comparable to those of other entities as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.
Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $50.8 million, or 24.4% of retail sales and $100.1 million, or 23.6% of retail sales for the second quarter and first six months of fiscal 2005, compared to $47.3 million, or 24.0% of retail sales and $93.1 million, or 23.1% of retail sales for prior year’s comparable three and six months periods, respectively. SG&A expenses as a percentage of retail sales increased 40 basis points for the second quarter of fiscal 2005 as compared to the prior year and increased 50 basis points for the first six months of fiscal 2005, as compared to the prior year. The overall dollar increase in SG&A expenses for the second quarter and first six months of fiscal 2005 resulted primarily from increased selling-related expenses, infrastructure expenses attributable to the Company’s store growth, incentive based performance bonuses and healthcare costs.
Depreciation expense was $5.0 million, or 2.4% of retail sales and $10.1 million or 2.4% of retail sales, for the second quarter and first six months of fiscal 2005, compared to $5.1 million, or 2.5% of retail sales and $10.1 million, or 2.5% of retail sales, for prior year’s comparable three and six month periods, respectively.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – (CONTINUED):
Interest expense was $0.0 million, or 0.0% of retail sales and $0.2 million or 0.1% of retail sales, for the second quarter and first six months of fiscal 2005, compared to $0.2 million or 0.1% of retail sales and $0.3 million or 0.1% of retail sales for the prior year’s comparable three and six month periods, respectively. The interest was on a $30.0 million five-year term loan facility entered into on August 22, 2003, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders.
On April 5, 2005, the Company repaid the remaining outstanding balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
Interest and other income was $1.1 million, or 0.5% of retail sales and $2.0 million or 0.4% of retail sales, for the second quarter and first six months of fiscal 2005, compared to $0.7 million, or 0.3% of retail sales and $1.2 million, or 0.3% of retail sales, for the prior year’s comparable three and six month periods, respectively. The increase in the second quarter and first six months of fiscal 2005 resulted primarily from higher interest rates and the Company’s higher cash and short-term investment position.
Income tax expense was $6.1 million, or 2.9% of retail sales and $16.6 million, or 3.9% of retail sales, for the second quarter and first six months of fiscal 2005, compared to $4.6 million, or 2.4% of retail sales and $14.2 million, or 3.5% of retail sales, for the prior year’s comparable three and six month periods. The second quarter increase resulted from higher pre-tax income. The effective income tax rate for the second quarter and first six months of fiscal 2005 was 36.3%, unchanged from fiscal 2004.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of 2005 was $38.9 million as compared to $51.7 million in the first six months of 2004. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and to prepay the term loan used to repurchase the Company’s Class B Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at July 30, 2005.
The decrease in net cash provided by operating activities for the first six months of 2005 is primarily the result of a decrease in accounts payables and the prepayment of the term loan offset by a decrease in merchandise inventories and increases in accrued income taxes and net income.

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
At July 30, 2005, the Company had working capital of $138.5 million compared to $134.2 million at July 31, 2004. Additionally, the Company had $1.8 million invested in privately managed investment funds at July 30, 2005, which are included in other assets of the condensed consolidated balance sheets.
At July 30, 2005, the Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2005. There were no borrowings outstanding under these credit facilities during the first six months ended July 30, 2005 or the fiscal year ended January 29, 2005.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 3.52% on July 30, 2005.
On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
The Company had approximately $4.9 million and $3.5 million at the July 30, 2005 and July 31, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $11.7 million for first six months ended July 30, 2005, compared to $11.8 million in last year’s first six months. The expenditures for the first six months of 2005 were primarily for store development and investments in new technology. For the full year fiscal 2005, the Company is planning to invest approximately $25 million for capital expenditures. This includes expenditures to open 90 new stores and relocate 17 stores and close 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.
Net cash used in investing activities totaled $9.2 million for the first six months of 2005 compared to $40.6 million used for the comparable period of 2004. The decrease was due primarily to the sale of short-term investments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
On May 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effective June 27, 2005. Additionally, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share. The dividend was paid on a post-split basis at a quarterly rate of $.13 per share on June 27, 2005.
The Company does not use derivative financial instruments. At July 30, 2005, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

THE CATO CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.
FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including statements regarding the Company’s planned capital expenditures, intended store openings, closures, relocations and remodelings, its planned investments in technology and the expected adequacy of the Company’s liquidity, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to the following: general economic conditions; competitive factors and pricing pressures; the Company’s ability to predict fashion trends; consumer buying patterns; weather conditions and inventory risk due to shifts in market demand, and other factors discussed from time to time in the Company’s SEC reports and press releases, which may be accessed via the Company’s website, www.catocorp.com. The Company does not undertake any obligation to update any forward-looking statements.
ITEM 4. CONTROLS AND PROCEDURES:
As of July 30, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTS:
During the quarter ended July 30, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the stock split effected June 27, 2005, the Company repurchased 231 shares of Class A Common Stock by paying cash for fractional shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Following are the results of the matters voted upon at the Company’s Annual Meeting which was held on May 26, 2005.

Election of Directors:
	For	Withheld	Voting Power For	Voting Power Withheld
Mr. Robert W. Bradshaw, Jr.	11,596,527	8,450,838	15,739,677	8,450,838
Mr. Grant L. Hamrick	19,468,553	578,812	23,611,703	578,812
Mr. Michael O. Moore	18,824,521	1,222,844	22,967,671	1,222,844

Ratification of Independent Auditor:
	For	Withheld	Voting Power For	Voting Power Withheld
	19,741,951	305,414	23,885,101	305,414
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

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

September 7, 2005	/s/ John P. Derham Cato

Date	John P. Derham Cato Chairman, President and Chief Executive Officer

September 7, 2005	/s/ Michael O. Moore

Date	Michael O. Moore Executive Vice President Chief Financial Officer and Secretary

September 7, 2005	/s/ Robert M. Sandler

Date	Robert M. Sandler Senior Vice President Controller