Form 10-Q
period 2005-10-29
CATO CORP
filed 2005-12-06
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 15, 2005, there were 30,478,796 shares of Class A common stock and 690,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
October 29, 2005
Table of Contents

Page
No.

PART I — FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements:

Condensed Consolidated Statements of Income	2
For the Three Months and Nine Months Ended October 29, 2005 and October 30, 2004 (restated)

Condensed Consolidated Balance Sheets	3
At October 29, 2005, October 30, 2004 (restated) and January 29, 2005

Condensed Consolidated Statements of Cash Flows	4
For the Nine Months Ended October 29, 2005 and October 30, 2004 (restated)

Notes to Condensed Consolidated Financial Statements	5–10
For the Three Months and Nine Months Ended October 29, 2005 and October 30, 2004 (restated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11–15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18-22

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$177,762	$163,611	$601,142	$565,873
Other income (principally finance charges, late fees and layaway charges)	3,592	3,903	11,103	11,727

Total revenues	181,354	167,514	612,245	577,600

COSTS AND EXPENSES, NET
Cost of goods sold	119,869	115,640	396,729	384,224
Selling, general and administrative	51,231	44,402	151,328	137,518
Depreciation	5,094	5,140	15,158	15,210
Interest expense	10	183	172	512
Interest and other income	(1,235)	(676)	(3,247)	(1,838)

	174,969	164,689	560,140	535,626

Income before income taxes	6,385	2,825	52,105	41,974
Income tax expense	2,318	1,025	18,914	15,236

Net Income	$4,067	$1,800	$33,191	$26,738

Basic earnings per share	$0.13	$0.06	$1.07	$0.87

Basic weighted average shares	31,126,752	30,913,685	31,139,741	30,832,394

Diluted earnings per share	$0.13	$0.06	$1.04	$0.85

Diluted weighted average shares	31,771,535	31,451,004	31,798,500	31,376,973

Dividends per share	$0.13	$0.117	$0.377	$0.34

Comprehensive income:
Net income	$4,067	$1,800	$33,191	$26,738
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	(20)	(29)	10	44

Net comprehensive income	$4,047	$1,771	$33,201	$26,782

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29,	October 30,	January 29,
	2005	2004	2005
	(Unaudited)	(Unaudited)
		(Restated)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,288	$27,560	$18,640
Short-term investments	75,107	63,323	88,588
Accounts receivable, net of allowance for doubtful accounts of $4,187, $6,223 and $6,122 at October 29, 2005, October 30, 2004 and January 29, 2005, respectively	47,638	49,404	50,889
Merchandise inventories	103,435	101,807	100,538
Deferred income taxes	5,775	4,971	5,781
Prepaid expenses	2,919	2,416	1,986

Total Current Assets	253,162	249,481	266,422
Property and equipment — net	122,034	116,307	117,590
Other assets	10,941	10,110	10,122

Total Assets	$386,137	$375,898	$394,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,286	$72,710	$82,828
Accrued expenses	45,395	35,347	39,338
Accrued income taxes	3,457	5,910	4,465
Current portion of long-term debt	—	6,000	6,000

Total Current Liabilities	120,138	119,967	132,631
Deferred income taxes	10,172	10,203	10,172
Long-term debt	—	17,000	16,000
Other noncurrent liabilities (primarily deferred rent)	24,306	24,036	24,156

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 30,663,977 shares, 26,170,545 shares and 26,249,178 shares at October 29, 2005, October 30, 2004 and January 29, 2005, respectively	1,022	872	875
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 5,597,834 shares, at October 29, 2005, October 30, 2004 and January 29, 2005, respectively	187	187	187
Additional paid-in capital	37,841	101,509	103,366
Retained earnings	286,882	261,015	265,499
Accumulated other comprehensive income	81	102	71
Unearned compensation — restricted stock awards	(398)	(1,081)	(911)

	325,615	362,604	369,087

Less Class A and Class B common stock in treasury, at cost (148,531 Class A and 4,907,309 Class B shares at October 29, 2005, and 5,906,179 Class A and 5,137,484 Class B at October 30, 2004 and January 29, 2005)	(94,094)	(157,912)	(157,912)

Total Stockholders’ Equity	231,521	204,692	211,175

Total Liabilities and Stockholders’ Equity	$386,137	$375,898	$394,134

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 29,	October 30,
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$33,191	$26,738

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,158	15,210
Provision for doubtful accounts	3,519	3,877
Deferred income taxes	6	25
Compensation expense related to restricted stock awards	512	512
Loss on disposal of property and equipment	1,516	1,598
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(268)	(567)
Merchandise inventories	(2,897)	(4,515)
Prepaid and other assets	(1,752)	2,988
Accrued income taxes	(1,008)	1,404
Accounts payable, accrued expenses and other liabilities	(7,903)	4,863

Net cash provided by operating activities	40,074	52,133

INVESTING ACTIVITIES
Expenditures for property and equipment	(21,050)	(18,619)
Purchases of short-term investments	(56,689)	(52,469)
Sales of short-term investments	70,180	36,735

Net cash used in investing activities	(7,559)	(34,353)

FINANCING ACTIVITIES
Cash overdrafts included in accounts payable	2,500	(900)
Dividends paid	(11,808)	(10,516)
Purchase of treasury stock	(2,812)	—
Payments to settle long term debt	(22,000)	(4,500)
Proceeds from employee stock purchase plan	416	479
Proceeds from stock options exercised	837	1,360

Net cash used in financing activities	(32,867)	(14,077)

Net increase (decrease) in cash and cash equivalents	(352)	3,703

Cash and cash equivalents at beginning of period	18,640	23,857

Cash and cash equivalents at end of period	$18,288	$27,560

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2005
AND OCTOBER 30, 2004 (RESTATED)
NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 29, 2005 and October 30, 2004 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.
The Company restated its Condensed Consolidated Balance Sheet and statements of cash flows for the nine months ended October 30, 2004 and its Condensed Consolidated Statements of Income for the three months and nine months ended October 30, 2004 as a result of correcting its lease accounting practices.
The Company historically straight-lined lease expense over the period from the open date of the store through the initial non-cancelable lease term expiration. However, in accordance with FASB issued Statement No. 13 (“SFAS 13”), “Accounting for Leases,” as amended, FASB issued Technical Bulletin No. 88-1 (“FTB 88-1”), “Issues Relating to Accounting for Leases,” and FASB issued Technical Bulletin No. 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases.” As a result, the Company corrected its lease accounting practices to recognize lease expense on a straight-line basis over the lease term which begins on the date the Company obtains control of the property and includes any renewal periods for which failure to renew imposes a penalty on the lessee such that renewal is determined to be reasonably assured. Likewise, the Company corrected its practices to amortize landlord allowances on a straight-line basis over the lease term. These corrections to the Company’s lease accounting practices reduced net income by $50,000 and $110,000 for the three months and nine months ended October 30, 2004, respectively, and had no impact on diluted earnings per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2005
AND OCTOBER 30, 2004 (RESTATED)
NOTE 1 — GENERAL (CONTINUED):
As a result of the restatement, the Company’s financial results have been restated as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	October 30,		October 30,
	2004	Adjustments	2004
Deferred income taxes	$259	$4,712	$4,971
Total Current Assets	244,769	4,712	249,481
Total Assets	371,186	4,712	375,898
Accrued expenses	35,520	(173)	35,347
Accrued income tax	5,757	153	5,910
Total Current Liabilities	119,987	(20)	119,967
Other noncurrent liabilities	11,158	12,878	24,036
Total Liabilities	158,348	12,858	171,206
Retained earnings	269,161	(8,146)	261,015
Total Stockholders’ Equity	212,838	(8,146)	204,692
Total Liabilities and Stockholders’ Equity	$371,186	$4,712	$375,898

	Three Months Ended			Nine Months Ended
	As Previously			As Previously
	Reported		As Restated	Reported		As Restated
	October 30,		October 30,	October 30,		October 30,
	2004	Adjustments	2004	2004	Adjustments	2004
Revenues	$167,514	$0	$167,514	$577,600	$0	$577,600
Cost of Goods Sold	115,481	159	115,640	383,876	348	384,224
Selling, general and administrative	44,481	(79)	44,402	137,692	(174)	137,518
Income before taxes	2,904	(79)	2,825	42,148	(174)	41,974
Income tax provision	1,054	(29)	1,025	15,300	(64)	15,236
Net income (loss)	$1,850	$(50)	$1,800	$26,848	$(110)	$26,738

Basic earnings per share	$0.06	$—	$0.06	$0.87	$—	$0.87
Diluted earnings per share	$0.06	$—	$0.06	$0.85	$—	$0.85

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2005
AND OCTOBER 30, 2004 (RESTATED)
NOTE 1 — GENERAL (CONTINUED):
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
During the third quarter of 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of the account receivable write-offs of approximately $1,700,000. This write-off reduced the Allowance for Doubtful Accounts in the third quarter of 2005. This change in process had no affect on the current period’s earnings and management does not expect that the change will have a material affect on the Company’s future earnings or financial position.
Net comprehensive income for the third quarter and nine months ended October 29, 2005 was $4,047,000 and $33,201,000, respectively. Net comprehensive income for the third quarter and nine months ended October 30, 2004 was $1,771,000 and $26,782,000, respectively. Net comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities, net of tax.
Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.
On May 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effective June 27, 2005. Furthermore, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share. The dividend for the third quarter was paid on September 26, 2005 on a post-split basis at a quarterly rate of $.13 per share. Prior year basic and diluted earnings per share have been adjusted for the three-for-two stock split.
During the third quarter of 2005, the Company repurchased 148,300 shares of Class A common stock for $2,807,228, or an average price per share of $18.93.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2005
AND OCTOBER 30, 2004 (RESTATED)
NOTE 2 — EARNINGS PER SHARE:
FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method. There was an insignificant number of shares withheld from the computation of diluted EPS due to anti-dilutive effects for the nine months ended October 29, 2005 and October 30, 2004. The shares reflected below have been adjusted for the three-for-two stock split completed on June 27, 2005.

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Weighted-average shares outstanding	31,126,752	30,913,685	31,139,741	30,832,394
Dilutive effect of stock options	644,783	537,319	658,759	544,579

Weighted-average shares and common stock equivalents (stock options) outstanding	31,771,535	31,451,004	31,798,500	31,376,973

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the nine months ended October 29, 2005 and October 30, 2004 were $19,668,000 and $12,221,000, respectively. Cash paid for interest for the nine months ended October 29, 2005 and October 30, 2004 were $210,000 and $543,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
The Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios. There were no borrowings outstanding during the nine months ended October 29, 2005 or the fiscal year ended January 29, 2005. Interest is based on LIBOR, which was 4.08% on October 29, 2005.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 4.08% on October 29, 2005. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this term loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
The Company had approximately $1,484,000 and $1,817,000 at October 29, 2005 and October 30, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2005
AND OCTOBER 30, 2004 (RESTATED)
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at October 29, 2005, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended
October 29, 2005	Retail	Credit	Total

Revenues	$178,226	$3,128	$181,354
Depreciation	5,069	25	5,094
Interest and other income	(1,235)	—	(1,235)
Income before taxes	5,093	1,292	6,385
Total assets	320,659	65,478	386,137
Capital expenditures	9,366	—	9,366

Nine Months Ended
October 29, 2005	Retail	Credit	Total

Revenues	$602,522	$9,723	$612,245
Depreciation	15,076	82	15,158
Interest and other income	(3,247)	—	(3,247)
Income before taxes	48,486	3,619	52,105
Total assets	320,659	65,478	386,137
Capital expenditures	21,048	2	21,050

Three Months Ended
October 30, 2004	Retail	Credit	Total
	(Restated)		(Restated)
Revenues	$163,953	$3,561	$167,514
Depreciation	5,120	20	5,140
Interest and other income	(676)	—	(676)
Income before taxes	1,321	1,504	2,825
Total assets	311,077	64,821	375,898
Capital expenditures	6,804	50	6,854

Nine Months Ended
October 30, 2004	Retail	Credit	Total
	(Restated)		(Restated)
Revenues	$567,004	$10,596	$577,600
Depreciation	15,151	59	15,210
Interest and other income	(1,838)	—	(1,838)
Income before taxes	38,050	3,924	41,974
Total assets	311,077	64,821	375,898
Capital expenditures	18,484	135	18,619
The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Bad debt expense	$1,074	$1,208	$3,517	$3,877
Payroll	251	287	801	859
Postage	223	250	820	826
Other expenses	263	292	884	1,051

Total expenses	$1,811	$2,037	$6,022	$6,613

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2005
AND OCTOBER 30, 2004 (RESTATED)
NOTE 6 — STOCK OPTIONS:
The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s stock option plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the plans. Had compensation expense for the stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income and basic and diluted earnings per share amounts for the third quarter and nine months ended October 29, 2005 and October 30, 2004 as adjusted for the three-for-two stock split on June 27, 2005 would approximate the following pro forma amounts (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net Income as Reported	$4,067	$1,800	$33,191	$26,738
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	109	326	326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(125)	(109)	(387)	(356)

Pro forma Net Income	$4,051	$1,800	$33,130	$26,708

Earnings per share:
Basic — as reported	$.13	$.06	$1.07	$.87
Basic — pro forma	$.13	$.06	$1.06	$.87
Diluted — as reported	$.13	$.06	$1.04	$.85
Diluted — pro forma	$.13	$.06	$1.04	$.85
NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) “Share-Based Payment.” This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service periods for awards that vest. SFAS No. 123 (revised) will also require a change in the classification of certain tax benefits from options deduction to financing rather than operating cash flows. The Company is currently evaluating the impact of this statement, which will be effective as of the beginning of the Company’s 2006 fiscal year as a result of the deferral of the effective date by the Securities and Exchange Commission. However, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	102.0	102.4	101.9	102.1
Cost of goods sold	67.4	70.7	66.0	67.9
Selling, general and administrative	28.8	27.2	25.2	24.3
Depreciation	2.9	3.1	2.5	2.7
Interest expense	—	0.1	—	0.1
Interest and other income	(0.7)	(0.4)	(0.5)	(0.3)
Income before income taxes	3.6	1.7	8.7	7.4
Net income	2.3	1.1	5.5	4.7
Comparison of Third Quarter and First Nine Months of 2005 with 2004.
Total retail sales for the third quarter were $177.8 million compared to last year’s third quarter sales of $163.6 million, a 9% increase. Same-store sales increased 4% in the third quarter of fiscal 2005. For the nine months ended October 29, 2005, total retail sales were $601.1 million compared to last year’s first nine months sales of $565.9 million, a 6% increase, and same-store sales increased 1% for the comparable nine month period. Total revenue, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $181.4 million and $612.2 million for the third quarter and nine months ended October 29, 2005, respectively, compared to $167.5 million and $577.6 million for the third quarter and nine months ended October 30, 2004, respectively. The Company operated 1,222 stores at October 29, 2005 compared to 1,149 stores at the end of last year’s third quarter. For the first nine months of 2005 the Company opened 52 stores, relocated 11 stores and closed seven stores.
Credit revenue of $3.1 million, represented 1.7% of total revenues in the third quarter of 2005, compared to 2004 credit revenue of $3.6 million or 2.1% of total revenues. The reduction in credit revenue was due to lower finance charge and late fee income from lower proprietary credit sales penetration, various terms changes, and the accelerated write-off of certain accounts due to the change in write-off from the Recency method to the Contractual method. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.8 million in the third quarter of 2005 compared to last year’s third quarter expenses of $2.0 million. The decrease in costs was principally due to lower bad debt expense and payroll costs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS — (CONTINUED):
Other income in total, as included in total revenues in the third quarter of 2005, decreased slightly to $3.6 million from $3.9 million in the third quarter of 2004. The decrease resulted primarily from lower finance charge income.
Cost of goods sold was $119.9 million, or 67.4% of retail sales and $396.7 million or 66.0% of retail sales for the third quarter and first nine months of fiscal 2005, compared to $115.6 million, or 70.7% of retail sales and $384.2 million, or 67.9% of retail sales for the prior year’s comparable three and nine months periods, respectively. The overall decrease in cost of goods sold as a percent of retail sales for the third quarter and first nine months of 2005 resulted primarily from lower procurement costs and lower markdowns. The reduction in procurement cost is primarily the result of increased direct sourcing and the reduction in markdowns is primarily due to tighter inventory control and better sale throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 20.7% to $57.9 million and by 12.5% to $204.4 million for the third quarter and first nine months of fiscal 2005 compared to $48.0 million and $181.6 million for the prior year’s comparable three and nine month periods, respectively. Gross margin as presented may not be comparable to those of other entities as they may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.
Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $51.2 million, or 28.8% of retail sales and $151.3 million, or 25.2% of retail sales for the third quarter and first nine months of fiscal 2005, compared to $44.4 million, or 27.2% of retail sales and $137.5 million, or 24.3% of retail sales for prior year’s comparable three and nine months periods, respectively. SG&A expenses as a percentage of retail sales increased 160 basis points for the third quarter of fiscal 2005 as compared to the prior year and increased 90 basis points for the first nine months of fiscal 2005, as compared to the prior year. The percentage increase and overall dollar increase in SG&A expenses for the third quarter and first nine months of fiscal 2005 resulted primarily from increased incentive based performance bonuses, increased selling-related expenses and infrastructure expenses attributable to the Company’s store growth.
Depreciation expense was $5.1 million, or 2.9% of retail sales and $15.2 million or 2.5% of retail sales, for the third quarter and first nine months of fiscal 2005, compared to $5.1 million, or 3.1% of retail sales and $15.2 million, or 2.7% of retail sales, for prior year’s comparable three and nine month periods, respectively.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS — (CONTINUED):
Interest expense was $0.0 million, or 0.0% of retail sales and $0.2 million or 0.0% of retail sales, for the third quarter and first nine months of fiscal 2005, compared to $0.2 million or 0.1% of retail sales and $0.5 million or 0.1% of retail sales for the prior year’s comparable three and nine month periods, respectively. The interest was on a $30.0 million five-year term loan facility entered into on August 22, 2003, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. On April 5, 2005, the Company repaid the remaining outstanding balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
Interest and other income was $1.2 million, or 0.7% of retail sales and $3.2 million or 0.5% of retail sales, for the third quarter and first nine months of fiscal 2005, compared to $0.7 million, or 0.4% of retail sales and $1.8 million, or 0.3% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The increase in the third quarter and first nine months of fiscal 2005 resulted primarily from higher interest rates.
Income tax expense was $2.3 million, or 1.3% of retail sales and $18.9 million, or 3.2% of retail sales, for the third quarter and first nine months of fiscal 2005, compared to $1.0 million, or 0.6% of retail sales and $15.2 million, or 2.7% of retail sales, for the prior year’s comparable three and nine month periods. The third quarter increase resulted from higher pre-tax income. The effective income tax rate for the third quarter and first nine months of fiscal 2005 was 36.3%, unchanged from fiscal 2004.
During the third quarter of 2005, the Company experienced extensive damage to 12 stores located in the U.S. Gulf Coast as a result of Hurricanes Katrina, Rita and Wilma. The Company recorded a write-off of $749,515 for inventory and damages to store assets. The Company has property insurance that covers most damages as well as business interruption insurance. Since the Company’s stores are widely dispersed, lost sales due to closed stores are generally limited and are often offset by increased sales in other stores. Therefore, these hurricanes have not had a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of 2005 was $40.1 million as compared to $52.1 million in the first nine months of 2004. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, purchase of treasury stock and to prepay the term loan used to repurchase the Company’s Class B Common Stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at October 29, 2005.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
The decrease in net cash provided by operating activities for the first nine months of 2005 is primarily the result of an increase in prepaid and other assets and a decrease in accrued income taxes and accounts payable and the prepayment of the term loan offset by a smaller decrease in merchandise inventories and an increase in net income.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2005 and for the foreseeable future beyond twelve months.
At October 29, 2005, the Company had working capital of $133.0 million compared to $129.5 million at October 30, 2004. Additionally, the Company had $1.9 million invested in privately managed investment funds at October 29, 2005, which are included in other assets of the Condensed Consolidated Balance Sheets.
At October 29, 2005, the Company has an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2005. There were no borrowings outstanding under these credit facilities during the first nine months ended October 29, 2005 or the fiscal year ended January 29, 2005.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest. Interest is based on LIBOR, which was 4.08% on October 29, 2005. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 5, 2005.
The Company had approximately $1.5 million and $1.8 million at the October 29, 2005 and October 30, 2004, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
Expenditures for property and equipment totaled $21.1 million for first nine months ended October 29, 2005, compared to $18.6 million in last year’s first nine months. The expenditures for the first nine months of 2005 were primarily for store development and investments in new technology. For the full year fiscal 2005, the Company is planning to invest approximately $29 million for capital expenditures. This includes expenditures to open 83 new stores and relocate 19 stores and close 12 stores. In addition, the Company plans to remodel nine stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.
Net cash used in investing activities totaled $7.6 million for the first nine months of 2005 compared to $34.4 million used for the comparable period of 2004. The decrease was due primarily to the sale of short-term investments.
On May 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effective June 27, 2005. Additionally, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share. The dividend for the third quarter was paid on September 26, 2005 on a post-split basis at a quarterly rate of $.13 per share.
The Company does not use derivative financial instruments. At October 29, 2005, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities.
FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including statements regarding the Company’s planned capital expenditures, intended store openings, closures, relocations and remodelings, its planned investments in technology and the expected adequacy of the Company’s liquidity, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially depending on a variety of important factors, including, but not limited to the following: general economic conditions; competitive factors and pricing pressures; the Company’s ability to predict fashion trends; consumer buying patterns; the effect of weather conditions, natural disasters, terrorist acts or other unforeseen events that could disrupt the Company’s operations or consumer activity; inventory risk due to shifts in market demand; and other factors discussed from time to time in the Company’s most recent reports on Form 10-K, 10-Q or 8-K filed with, or furnished to, the SEC, and the Company’s press releases, all of which may be accessed via the Company’s website, www.catocorp.com. The Company does not undertake any obligation to update any forward-looking statements.
ITEM 4. CONTROLS AND PROCEDURES:
As of October 29, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTS:
During the quarter ended October 29, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 1.      LEGAL PROCEEDINGS
     None
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	(a) Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	(b) Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs
August 2005	7,100	$18.79	7,100	1,735,744
September 2005	109,200	18.90	109,200	1,626,544
October 2005	32,000	19.05	32,000	1,594,544

Total	148,300	$18.93	148,300
     The Board of Directors had authorized the repurchase of 7,581,025 shares from time to time when, in the opinion of management, market conditions warrant. As of October 29, 2005, 1,594,544 shares remain open to purchase.
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

THE CATO CORPORATION

December 6, 2005	/s/ John P. Derham Cato

Date	John P. Derham Cato
Chairman, President and
Chief Executive Officer

December 6, 2005	/s/ Michael O. Moore

Date	Michael O. Moore
Executive Vice President
Chief Financial Officer and Secretary

December 6, 2005	/s/ Robert M. Sandler

Date	Robert M. Sandler
Senior Vice President
Controller