Form 10-K
period 2006-01-28
CATO CORP
filed 2006-04-11
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31340
The Cato Corporation
Registrant

Delaware State of Incorporation	56-0484485 I.R.S. Employer Identification Number

8100 Denmark Road Charlotte, North Carolina 28273-5975 Address of Principal Executive Offices	704/554-8510 Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock held by Non-affiliates of the Registrant as of July 29, 2005, the last business day of the Company’s most recent second quarter, was $643,779,464 based on the last reported sale price per share on the New York Stock Exchange on that date.

As of March 28, 2006, there were 30,547,172 shares of Class A Common Stock and 690,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2006 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III  —  Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

Forward-looking Information

The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings”, “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2006 and beyond; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation. Our website is located at www.catocorp.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at our company offices.

PART I

Item 1.	Business:

General

The Company, founded in 1946, operated 1,244 women’s fashion specialty stores at January 28, 2006, in 31 states, principally in the southeastern United States, under the names “Cato”, “Cato Fashions”, “Cato Plus” and “It’s Fashion!”. The Company seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy and plus sizes. Additionally, the Company offers clothing for girls sizes 7 to 16 in selected locations. The Company’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private label and is produced by various vendors in accordance with the Company’s specifications. Most stores range in size from 3,500 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 13% of retail sales in fiscal 2005. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Merchandise Assortment.  The Company’s stores offer a wide assortment of on trend apparel and accessory items in junior/missy and plus sizes and emphasize color, product coordination and selection. Colors and styles are coordinated and presented so that outfit selection is easily made.

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

Expansion.  The Company plans to continue to expand into northern, midwestern and western adjacent states, as well as to fill-in its existing southeastern core geography.

Merchandising

Merchandising

The Company seeks to offer a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of fashion and value conscious females. In addition, the Company strives to offer on-trend fashion in exciting colors with consistent fit and quality.

The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. Apparel for girls sizes 7 to 16 is offered in approximately 1,000 stores. The

Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

The collaboration of the merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings delivering quality exclusive on trend styles at lower costs. The product development and direct sourcing operations provide research on emerging fashion and color trends, technical services and direct sourcing options.

As a part of its merchandising strategy, members of the Company’s merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors. The Company also takes aggressive markdowns on slow-selling merchandise and does not carry over merchandise to the next season.

Purchasing, Allocation and Distribution

Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2005, purchases from the Company’s largest vendor accounted for approximately 5% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, any economic, political or social unrest in any one region is not expected to have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.

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

Advertising

The Company uses radio, television, in store signage, graphics and a Company website as its primary advertising media. The Company’s total advertising expenditures were approximately .7% of retail sales in fiscal 2005.

Store Operations

The Company’s store operations management team consists of 1 director of stores, 4 territorial managers, 16 regional managers and 128 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

The Company constantly strives to improve its training programs to develop associates. Over 80% of store and field management are promoted from within, allowing the Company to internally staff an expanding store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company’s goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the district manager is promoted from within or recruited from outside the Company. All district managers receive at a minimum a one-week orientation program at the Company’s corporate office.

Store Locations

Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores range in size from 3,500 to 6,000 square feet and average approximately 3,900 square feet.

All of the Company’s stores are leased. Approximately 94% are located in strip shopping centers and 6% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2001.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2001	859	85	7	937
2002	937	90	5	1,022
2003	1,022	87	7	1,102
2004	1,102	80	5	1,177
2005	1,177	82	15	1,244

In Fiscal 2005 the Company relocated 16 stores and remodeled 9 stores.

In Fiscal 2006 the Company plans to open approximately 90 new stores, relocate 25 stores, close up to 10 stores, and remodel 15 stores.

The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. The 15 stores closed in 2005 were not material to the Company’s results of operations.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for approximately 8%, 9% and 10% of retail sales in fiscal 2005, 2004 and 2003, respectively. The Company’s net bad debt expense was 7.2%, 7.3% and 7.8% of credit sales in fiscal 2005, 2004 and 2003, respectively.

Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

Layaway Plan

Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 5% of retail sales in fiscal 2005, 2004 and 2003.

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

Associates

As of January 28, 2006, the Company employed approximately 10,000 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers that its associate relations are good.

Item 1A.	Risk Factors:

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

Risks Relating To Our Business:

Our ability to identify fashion trends as well as to react to changing customer demand in a timely manner.

Customer tastes and fashion trends are volatile and tend to change rapidly, particularly for women’s apparel. Our success depends in part upon our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in our stores, which in turn could adversely affect our business and our image with our customers. If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our margins and results of operations.

Unusual weather or natural disasters that may impact sales and or operations.

Extreme changes in weather patterns or other natural disasters influence customer trends and purchases. Likewise, weather patterns and natural disasters may negatively impact sales and/or operation of the Company.

Merchandise supply and pricing and the interruption of and dependence on imports.

The Company has generally been able to obtain sufficient quantities of fashionable merchandise at prices that allow the Company to profitably sell such merchandise. Any disruption in that supply and/or the pricing of such merchandise could negatively impact the Company’s operations and results. A significant amount of the goods sold by the Company are imported and changes to the flow of these goods for any reason could have an adverse impact on the Company.

A decline in general economic conditions that may lead to reduced consumer demand for our apparel and accessories.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel and energy costs, salaries and wage rates, tax rates, the availability of consumer credit and consumer perception of economic conditions. A general slowdown in the United States economy and an uncertain economic outlook may adversely affect consumer spending habits which may result in lower net sales. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

A disruption or shut down of our distribution center.

The distribution of our products is centralized in one distribution center in Charlotte, NC. The merchandise we purchase is shipped directly to our distribution center where it is prepared for shipment to the appropriate stores. If the distribution center was to shut down or loose significant capacity for any reason, our operations would likely be seriously disrupted. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center.

Risks Relating To Our Common Stock:

Our operating results are subject to seasonal and quarterly fluctuations which could adversely affect the market price of our common stock.

Our business varies with general seasonal trends that are characteristic of the retail apparel industries. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the first quarter of our fiscal year compared to other quarters. Such seasonal and quarterly fluctuations could adversely affect the market price of our common stock.

The interests of a principal shareholder may limit the ability of other shareholders to influence the direction of the company.

As of March 28, 2006, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 36% of the voting power of our common stock. As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders including the election of directors and the approval of mergers and other business combinations.

Item 1B.	Unresolved Staff Comments:

None

Item 2.	Properties:

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

From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business. The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 4A.  Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 31, 2006 are as follows:

Name	Age	Position

John P. D. Cato	55	Chairman, President and Chief Executive Officer
B. Allen Weinstein	59	Executive Vice President, Chief Merchandising Officer
Howard A. Severson	58	Executive Vice President, Chief Real Estate and Store Development Officer
Michael T. Greer	43	Senior Vice President, Director of Stores
Robert C. Brummer	61	Senior Vice President, Human Resources

John P. D. Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since January 2004, he has served as Chairman, President and Chief Executive Officer. From May 1999 to January 2004, he served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price division, serving as Executive Vice President and as President and General Manager of the It’s Fashion! Division from 1993 to August 1996. Mr. John Cato is currently a director of Ruddick Corporation.

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

Market & Dividend Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CTR. As required by Section 3.03A.12(a) of the NYSE listing standards, The Cato Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards. Below is the market range and dividend information for the four quarters of fiscal 2005 and 2004 which have been adjusted for a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effected June 27, 2005.

	Price
2005	High	Low	Dividend

First quarter	$22.17	$17.09	$.117
Second quarter	21.80	17.07	.13
Third quarter	21.45	18.51	.13
Fourth quarter	23.35	19.52	.13

	Price
2004	High	Low	Dividend

First quarter	$14.40	$12.98	$.106
Second quarter	15.21	12.60	.117
Third quarter	15.57	13.57	.117
Fourth quarter	20.07	15.69	.117

As of March 28, 2006 the approximate number of record holders of the Company’s Class A Common Stock was 1,261 and there were 3 record holders of the Company’s Class B Common Stock.

The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended January 28, 2006, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

November 2005	38,000	$19.04	38,000	1,556,544

The Board of Directors had authorized the repurchase of 7,581,025 shares from time to time when, in the opinion of management, market conditions warrant. As of January 28, 2006, 1,556,544 shares remain open to purchase.

Item 6.	Selected Financial Data:

Certain selected financial data for the five fiscal years ended January  28, 2006 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

The five-year selected consolidated financial data presented in this Item 6 has been adjusted to reflect a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effected June 27, 2005.

Fiscal Year	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales	$821,639	$773,809	$731,770	$732,742	$685,653
Other income	14,742	15,795	15,497	15,589	13,668
Total revenues	836,381	789,604	747,267	748,331	699,321
Cost of goods sold (exclusive of depreciation shown below)	546,955	528,916	508,991	496,954	467,338
Gross margin	274,684	244,893	222,779	235,788	218,315
Gross margin percent	33.4%	31.6%	30.4%	32.2%	31.8%
Selling, general and administrative	203,156	187,618	174,202	168,914	162,082
Selling, general and administrative percent of retail sales	24.7%	24.2%	23.8%	23.1%	23.6%
Depreciation	20,275	20,397	18,695	14,913	10,886
Interest expense	183	717	306	21	38
Interest and other income	(4,563)	(2,739)	(3,614)	(3,701)	(6,337)
Income before income taxes	70,375	54,695	48,687	71,230	65,314
Income tax expense	25,546	19,854	17,673	25,785	22,852
Net income	$44,829	$34,841	$31,014	$45,445	$42,462
Basic earnings per share	$1.44	$1.13	$.89	$1.19	$1.13
Diluted earnings per share	$1.41	$1.11	$.88	$1.17	$1.09
Cash dividends paid per share	$.507	$.457	$.42	$.39	$.353

SELECTED OPERATING DATA:
Stores open at end of year	1,244	1,177	1,102	1,022	937
Average sales per store(1)	$684,000	$682,000	$692,000	$753,000	$767,000
Average sales per square foot of selling space	$173	$170	$171	$184	$186
Comparable store sales increase (decrease)	1%	0%	(7)%	0%	1%

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$107,819	$107,228	$71,402	$106,936	$84,695
Working capital	139,114	136,980	117,403	166,264	143,101
Total assets	406,636	397,323	356,284	387,272	335,708
Total stockholders’ equity	239,948	211,175	186,075	262,505	227,428

(1)	Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	January 28,	January 29,	January 31,
Fiscal Year Ended	2006	2005	2004

Retail sales	100.0%	100.0%	100.0%
Other income	1.8	2.0	2.1
Total revenues	101.8	102.0	102.1
Cost of goods sold	66.6	68.4	69.6
Selling, general and administrative	24.7	24.2	23.8
Depreciation	2.5	2.6	2.6
Interest expense	0.0	0.1	0.0
Interest and other income	(0.6)	(0.4)	(0.5)
Income before income taxes	8.6	7.1	6.6
Net income	5.5%	4.5%	4.2%

Fiscal 2005 Compared to Fiscal 2004

Retail sales increased by 6% to $821.6 million in fiscal 2005 compared to $773.8 million in fiscal 2004. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 6% to $836.4 million in fiscal 2005 compared to $789.6 million in fiscal 2004. The Company operated 1,244 stores at January 28, 2006 compared to 1,177 stores operated at January 29, 2005.

The increase in retail sales in fiscal 2005 was attributable, in part, to increased sales in comparable stores (stores open more than 15 months) of 1% with the balance of the increase primarily relating to sales from new stores. In fiscal 2005, the Company opened 82 new stores, relocated 16 stores, remodeled 9 stores and closed 15 stores.

Credit revenue of $12.7 million represented 1.5% of total revenue in fiscal 2005. This is comparable to 2004 credit revenue of $14.2 million or 1.8% of total revenue. The decrease in credit revenue was primarily due to reductions in finance charge income and late fee income as a result of lower accounts receivable balance. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $7.9 million in fiscal 2005 compared to $8.7 million in fiscal 2004. The decrease in these expenses was principally due to lower bad debt expense in fiscal 2005. See Note 14 of the Consolidated Financial Statements for a schedule of credit related expenses. Total credit income before taxes decreased $0.7 million from $5.4 million in 2004 to $4.7 million in 2005 due to the decreased revenue, partially offset by decreased bad debt expense. Total credit income in 2005 represented 6.7% of income before taxes of $70.4 million.

Other income in total, as included in total revenues in fiscal 2005, decreased slightly to $14.7 million from $15.8 million in fiscal 2004. The decrease resulted primarily from a decrease in finance and late charges.

Cost of goods sold was $547.0 million, or 66.6% of retail sales, in fiscal 2005 compared to $528.9 million, or 68.4% of retail sales, in fiscal 2004. The decrease in cost of goods sold as a percent of retail sales resulted primarily from lower procurement costs and reduced markdowns. The reduction in procurement cost is primarily the result of increased direct sourcing and the reduction in markdowns is primarily due to tighter inventory control and better sales of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 12% to $274.7 million in fiscal 2005 from $244.9 million in fiscal 2004. Gross margin as presented may not be comparable to those of other entities. For example, others may include internal transfer costs in selling, general and administrative expenses while the Company classifies them as cost of goods sold.

Selling, general and administrative expenses (SG&A) which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $203.2 million in fiscal 2005 compared to $187.6 million in fiscal 2004, an increase of 8%. As a percent of retail sales, SG&A was 24.7% compared to 24.2% in the prior year. The overall increase in SG&A resulted primarily from increased incentive and discretionary bonuses and increased infrastructure expenses attributable to the Company’s store development activities.

Depreciation expense was $20.3 million in fiscal 2005 compared to $20.4 million in fiscal 2004. The depreciation expense in fiscal 2005 and 2004 resulted primarily from the Company’s store development activity.

Interest expense was $.2 million in fiscal 2005 compared to $.7 million in fiscal 2004. The decline was attributable to the early retirement of the remaining balance of $20.5 million unsecured loan facility, paid on April 5, 2005.

Interest and other income was $4.6 million in fiscal 2005 compared to $2.7 million in fiscal 2004. The increase in fiscal 2005 resulted primarily from higher interest rates earned on short term investments.

Income tax expense was $25.5 million, or 3.1% of retail sales in fiscal 2005 compared to $19.9, or 2.6% of retail sales in fiscal 2004. The increase resulted from higher pre-tax income. The effective tax rate was 36.3% in both fiscal 2005 and fiscal 2004. The Company expects the effective rate in 2006 to be in the range of 36% to 37%.

During the third quarter of fiscal 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of accounts receivable write-off of approximately $1,700,000. This write-off reduced the gross Accounts Receivable balance and the Allowance for Doubtful Accounts in the third quarter of 2005. Accordingly, this change in process had no effect on the current period’s earnings and management does not expect that the change will have a material effect on the Company’s future earnings or financial position.

During the third quarter of fiscal 2005, the Company experienced extensive damage to 13 stores located in the U.S. Gulf Coast as a result of Hurricanes Katrina, Rita and Wilma. The Company recorded a write-off of $792,000 for inventory and damages to store assets and recorded a receivable as of January  28, 2006 for an insurance claim in this same amount. The Company has property insurance that covers most damages as well as business interruption insurance. Any additional amounts recovered under these policies will be recorded when received. Since the Company’s stores are widely dispersed, lost sales due to closed stores are generally limited and are often offset by increased sales in other stores near the affected area. Therefore, the effects of these hurricanes have not had a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.

Fiscal 2004 Compared to Fiscal 2003

Retail sales increased by 6% to $773.8 million in fiscal 2004 compared to $731.8 million in fiscal 2003. Total revenues increased by 6% to $789.6 million in fiscal 2004 compared to $747.3 million in fiscal 2003. The Company operated 1,177 stores at January 29, 2005 compared to 1,102 stores operated at January 31, 2004.

The increase in retail sales in fiscal 2004 was attributable to sales from new stores. Sales from comparable stores (open more than 15 months) were flat to 2003. In fiscal 2004, the Company increased its number of stores 7% by opening 80 new stores, relocating 29 stores, remodeling 17 stores and closing 5 stores.

Credit revenues decreased $0.3 million from $14.5 million in 2003 to $14.2 million in 2004 mainly due to decreased finance charges and late fees. Credit revenues represented 1.8% of total revenues in 2004 and 1.9% in 2003. Related expenses totaled $8.7 million in 2004 compared to $9.7 million in 2003 principally due to lower bad debt expenses in 2004. Total credit income before taxes increased $0.7 million from $4.7 million in 2003 to $5.4 million in 2004 as a result of the decreased bad debt expense partially offset by decreased credit revenue. Total credit income in 2004 represented 9.9% of income before taxes of $54.7 million.

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

SG&A expenses were $187.6 million in fiscal 2004 compared to $174.2 million in fiscal 2003, an increase of 8%. As a percent of retail sales, SG&A was 24.2% compared to 23.8% in the prior year. The overall increase in SG&A resulted primarily from increased incentive and discretionary bonuses and increased infrastructure expenses attributable to the Company’s store development activities.

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

Income tax expense was $19.9 million, or 2.6% of retail sales in fiscal 2004 compared to $17.7 million, or 2.4% of retail sales in fiscal 2003. The increase resulted from higher pre-tax income.

Off Balance Sheet Arrangements

Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging roll rates over a period of up to 12 months. The allowance is reviewed for adequacy and adjusted, as necessary, on a monthly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio. During the third quarter of fiscal 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of accounts receivable write-off of approximately $1,700,000. This write-off reduced the gross accounts receivable balance and the Allowance for Doubtful Accounts in the third quarter of 2005. Accordingly, this change in process had no effect on the current period’s earnings and management does not expect that the change will have a material effect on the Company’s future earnings or financial position.

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

Lease Accounting

The Company recognizes rent expense on a straight-line basis over the lease term as defined in SFAS No. 13. Our lease agreements generally provide for scheduled rent increases during the lease term or rent holidays, including rental payments commencing at a date other than the date of initial occupancy. We include any rent escalation and rent holidays in our straight-line rent expense. In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in other noncurrent liabilities in the consolidated balance sheets. This deferred rent is amortized over the lease term as a reduction of rent expense. Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term. See Note 1 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to make adjustments to the provision for insurance costs that could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

Tax Reserves

The Company records liabilities for uncertain tax positions principally related to state income taxes. These liabilities reflect the Company’s best estimate of the ultimate income tax liabilities based on facts and circumstances. Changes in facts and/or settlements with individual states related to previously filed tax returns could result in material adjustments to the estimated liabilities recorded.

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

Liquidity, Capital Resources and Market Risk

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2005 was $70.9 million as compared to $79.9 million in fiscal 2004. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock and to prepay the term loan used to finance the 2003 repurchase of the Company’s Class B Common Stock from the Company’s founders as described below. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at January 28, 2006.

Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred rent, and changes in working capital. The decrease of $8.9 million for fiscal 2005 over fiscal 2004 is primarily due to a reduction in accounts payable attributable to tighter inventory management, an increase in prepaid expenses, other assets and deferred income taxes offset by the increase in net earnings of $10.0 million.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2006 and for the foreseeable future beyond twelve months.

At January 28, 2006, the Company had working capital of $139.1 million compared to $133.8 million at January 29, 2005. Additionally, the Company had $1.9 million invested in privately managed investment funds at January 28, 2006, which are reported under other noncurrent assets of the consolidated balance sheets.

At January 28, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. This agreement replaced a prior revolving credit agreement which was due to expire in August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 28, 2006. There were no borrowings outstanding under these credit facilities during the fiscal year ended January 28, 2006 or the fiscal year ended January 29, 2005.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments are due in monthly installments of $500,000 plus accrued interest based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company has no outstanding debt as of January 28, 2006.

The Company had approximately $2.8 million and $3.5 million at January 28, 2006 and January 29, 2005, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $28.5 million, $25.3 million and $20.6 million in fiscal 2005, 2004 and 2003, respectively. The expenditures for fiscal 2005 were primarily for store development, store remodels and investments in new technology. In fiscal 2006, the Company is planning to invest approximately $45 million in capital expenditures. This includes expenditures to open 90 new stores, relocate 25 stores and close up to 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

Net cash used in investing activities totaled $26.0 million for fiscal 2005 compared to $66.3 million used for the comparable period of 2004. The decrease was due primarily to the reduction in purchases of short-term investments, offset by an increase of sales of short-term investments.

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

Additionally, during fiscal 2005, the Company repurchased 186,531 shares of Class A Common Stock for a total cost of $3,535,510, or an average cost of $18.95 per share.

The Company does not use derivative financial instruments. At January 28, 2006, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

The following table shows the Company’s obligations and commitments as of January 28, 2006, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2006	2007	2008	2009	2010	2011+

Merchandise letters of credit	$2,790	$2,790	$—	$—	$—	$—	$—
Operating leases	140,716	49,599	39,213	27,726	16,100	8,021	57

Total Contractual Obligations	$143,506	$52,389	$39,213	$27,726	$16,100	$8,021	$57

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) outlining the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides their views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Subsequently in August, October and November 2005, the FASB released Financial Staff Position (FSP) 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Additionally, on February 1, 2006, the FASB agreed to issue FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSPs clarify certain accounting provisions set forth in SFAS 123(R). The Company will adhere to the requirements and guidance prescribed in SFAS 123(R), SAB 107 and the FSPs in connection with its adoption in the first quarter of 2006. The Company plans to use the modified prospective method for transitioning to the new Standard. The Company estimates that the impact on 2006 earnings will approximate $.00 to $.01 of cost per share for the year associated with the expensing of the fair market value of stock options, issuances of restricted stock, and accounting for discounts associated with the Company’s employee stock purchase plan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Cato Corporation:

We have completed integrated audits of The Cato Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — (Continued)

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 11, 2006

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)

REVENUES
Retail sales	$821,639	$773,809	$731,770
Other income (principally finance charges, late fees and layaway charges)	14,742	15,795	15,497

Total revenues	836,381	789,604	747,267

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	546,955	528,916	508,991
Selling, general and administrative	203,156	187,618	174,202
Depreciation	20,275	20,397	18,695
Interest expense	183	717	306
Interest and other income	(4,563)	(2,739)	(3,614)

	766,006	734,909	698,580

Income before income taxes	70,375	54,695	48,687
Income tax expense	25,546	19,854	17,673

Net income	$44,829	$34,841	$31,014

Basic earnings per share	$1.44	$1.13	$.89

Basic weighted average shares	31,117,214	30,876,393	34,710,872

Diluted earnings per share	$1.41	$1.11	$.88

Diluted weighted average shares	31,789,887	31,478,061	35,339,312

Dividends per share	$.507	$.457	$.42

Comprehensive income:
Net income	$44,829	$34,841	$31,014
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	7	13	(195)

Net comprehensive income	$44,836	$34,854	$30,819

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
	2006	2005
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$21,734	$18,640
Short-term investments	86,085	88,588
Accounts receivable, net of allowance for doubtful accounts of $3,694 at January 28, 2006 and $6,122 at January 29, 2005	49,644	50,889
Merchandise inventories	103,370	100,538
Deferred income taxes	8,526	8,970
Prepaid expenses	2,318	1,986

Total Current Assets	271,677	269,611
Property and equipment — net	124,104	117,590
Other assets	10,855	10,122

Total Assets	$406,636	$397,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,036	$82,828
Accrued expenses	31,967	31,217
Accrued bonus and benefits	17,570	8,121
Accrued income taxes	4,990	4,465
Current portion of long-term debt	—	6,000

Total Current Liabilities	132,563	132,631
Deferred income taxes	9,261	13,361
Long-term debt	—	16,000
Other noncurrent liabilities (primarily deferred rent)	24,864	24,156

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 35,622,516 and 26,249,178 shares issued at January 28, 2006 and January 29, 2005, respectively	1,188	875
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; 690,525 and 5,597,834 shares issued at January 28, 2006 and January 29, 2005, respectively	23	187
Additional paid-in capital	39,244	103,366
Retained earnings	294,462	265,499
Accumulated other comprehensive income	78	71
Unearned compensation — restricted stock awards	(229)	(911)

	334,766	369,087
Less Class A and Class B common stock in treasury, at cost (5,093,840 Class A and -0- Class B shares at January 28, 2006 and 5,906,179 Class A and 5,137,484 Class B at January 29, 2005, respectively)	(94,818)	(157,912)

Total Stockholders’ Equity	239,948	211,175

Total Liabilities and Stockholders’ Equity	$406,636	$397,323

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$44,829	$34,841	$31,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,275	20,397	18,695
Amortization of investment premiums	—	—	4
Provision for doubtful accounts	4,650	5,096	6,098
Deferred income taxes	(3,656)	(817)	4,779
Compensation expense related to restricted stock awards	682	682	782
Loss on disposal of property and equipment	1,757	1,554	798
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(3,405)	(3,271)	(4,696)
Merchandise inventories	(2,832)	(3,246)	(4,463)
Prepaid and other assets	(1,065)	3,406	(1,312)
Accrued income taxes	525	(41)	1,412
Accounts payable, accrued expenses and other liabilities	9,183	21,250	6,236

Net cash provided by operating activities	70,943	79,851	59,347

INVESTING ACTIVITIES
Expenditures for property and equipment	(28,512)	(25,301)	(20,553)
Purchases of short-term investments	(94,845)	(122,380)	(18,462)
Sales of short-term investments	97,355	81,350	45,589

Net cash (used in) provided by investing activities	(26,002)	(66,331)	6,574

FINANCING ACTIVITIES
Cash overdrafts included in accounts payable	(3,100)	(2,800)	6,400
Dividends paid	(15,867)	(14,134)	(14,465)
Purchases of treasury stock	(3,536)	—	(98,304)
Proceeds of long term debt	—	—	30,000
Payments to settle long term debt	(22,000)	(5,500)	(2,500)
Proceeds from employee stock purchase plan	430	478	507
Proceeds from stock options exercised	2,226	3,219	4,233

Net cash used in financing activities	(41,847)	(18,737)	(74,129)

Net increase (decrease) in cash and cash equivalents	3,094	(5,217)	(8,208)
Cash and cash equivalents at beginning of year	18,640	23,857	32,065

Cash and cash equivalents at end of year	$21,734	$18,640	$23,857

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock Awards	Stock	Equity
	(Dollars in thousands)

Balance — February 1, 2003	840	203	94,947	228,243	253	(2,375)	(59,608)	262,503
*Comprehensive income:
Net income				31,014				31,014
Unrealized losses on available-for-sale securities, net of deferred income tax benefit of $111					(195)			(195)
Dividends paid ($.42 per share)				(14,465)				(14,465)
Class A common stock sold through employee stock purchase plan — 42,459 shares	1		506					507
Class A common stock sold through stock option plans — 432,375 shares	10		2,857					2,867
Income tax benefit from stock options exercised			1,366					1,366
Purchase of treasury shares — 5,302,484 shares							(98,304)	(98,304)
Shares reclassified from Class B to Class A — 477,315 shares	16	(16)						—
Unearned compensation — restricted stock awards						782		782

Balance — January 31, 2004	867	187	99,676	244,792	58	(1,593)	(157,912)	186,075
*Comprehensive income:
Net income				34,841				34,841
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $7					13			13
Dividends paid ($.457 per share)				(14,134)				(14,134)
Class A common stock sold through employee stock purchase plan — 40,965 shares	1		477					478
Class A common stock sold through stock option plans — 294,000 shares	7		2,354					2,361
Income tax benefit from stock options exercised			859					859
Unearned compensation — restricted stock awards						682		682

Balance — January 29, 2005	875	187	103,366	265,499	71	(911)	(157,912)	211,175
*Comprehensive income:
Net income				44,829				44,829
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $3					7			7
Dividends paid ($.507 per share)				(15,866)				(15,866)
Class A common stock sold through employee stock purchase plan — 28,684 shares	1		429					430
Class A common stock sold through stock option plans — 172,025 shares	5		1,310					1,315
Income tax benefit from stock options exercised			912					912
Purchase of treasury shares — 186,531							(3,536)	(3,536)
Cancellation of treasury shares — 6,136,354	143		(66,773)				66,630	—
Shares reclassified from Class B to Class A — 4,907,309 shares (see Note 8)	164	(164)						—
Unearned compensation — restricted stock awards						682		682

Balance — January 28, 2006	1,188	23	39,244	294,462	78	(229)	(94,818)	239,948

*	Total comprehensive income for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 was $44,836, $34,854 and $30,819, respectively.

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Principles of Consolidation:  The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year:  The Company has two business segments — the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus” and “It’s Fashion!” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

Use of Estimates:  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self insured workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, inventory shrink accrual and tax contingency reserves.

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

Supplemental Cash Flow Information:  Income tax payments, net of refunds received, for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 were $28,415,000, $18,454,000 and $12,643,000, respectively. Cash paid for interest for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 were $143,000, $610,000 and $306,400, respectively.

Inventories:  Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

Property and Equipment:  Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease term. For leases with renewal periods at the Company option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives. Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30 − 40 years
Leasehold improvements	5 − 10 years
Fixtures and equipment	3 − 10 years
Information Technology equipment and software	3 − 10 years

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Impairment charges of store assets incurred for fiscal 2005, 2004 and 2003 are $387,139, $306,983 and $912,800, respectively. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

The Company determines the classification of leases consistent with FASB issued Statement No. 13 (“SFAS 13”), “Accounting for leases”. The Company leases all of its retail stores. Most lease agreements contain construction allowances and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases including renewal periods considered reasonably assured, the Company uses the date of initial possession to begin amortization which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For construction allowances, the Company records a deferred rent liability in “Other noncurrent liabilities” on the consolidated balance sheets and amortizes the deferred rent over the term of the respective lease as reduction to “Cost of goods sold” on the consolidated statements of income.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases as defined by SFAS 13.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

Cost of Goods Sold:  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight, and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll- related costs and operating expenses for our buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Buying, distribution, occupancy and internal transfer costs are treated as period costs and are not capitalized as part of inventory.

Credit Sales:  The Company offers its own credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. Finance income is recognized as earned under the interest method and late charges are recognized in the month in which they are assessed, net of provisions for estimated uncollectible amounts. The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on the aging of accounts and estimates of actual write-offs.

Advertising:  Advertising costs are expensed in the period in which they are incurred. Advertising expense was $6,103,000, $5,504,000 and $5,638,000 for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Earnings Per Share:  FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method for fiscal 2005 and 2004, and had no impact on fiscal 2003. The weighted-average number of shares used in the basic earnings per share computations was 31,117,214, 30,876,393, and 34,710,872 for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. The weighted-average number of shares representing the dilutive effect of stock options was 672,673, 601,668 and 628,440 for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. The weighted-average number of shares used in the diluted earnings per share computations was 31,789,887, 31,478,061, and 35,339,312 for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively. There were an immaterial number of shares withheld in the computation of diluted earnings per share due to potential anti-dilutive effects for the fiscal years 2005, 2004 and 2003.

Vendor Allowances:  The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold as earned, generally as the related products are sold in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Under this EITF, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales or revenue unless it can be demonstrated this consideration offsets an incremental expense, in which case it can be netted against that expense. The Company does not receive cooperative advertising allowances.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closed Store Lease Obligations:  At the time stores are closed, provisions are made for the rentals required to be paid over the remaining lease terms, reduced by expected sublease rentals.

Insurance:  The Company is self-insured with respect to employee healthcare, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for employee healthcare, $350,000 for worker’s compensation and $200,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $12,110,000, $11,205,000 and $8,995,000 in fiscal 2005, 2004 and 2003, respectively. Accrued healthcare was $1,200,000 and $1,318,000 and assets held in VEBA trust were $573,000 and $731,000 at January 28, 2006 and January 29, 2005, respectively. The Company paid worker’s compensation and general liability claims of $2,977,000, $3,227,000 and $3,019,000 in fiscal years 2005, 2004 and 2003, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,518,000, $3,513,000 and $3,764,000 in fiscal 2005, 2004 and 2003, respectively. Accrued workers’ compensation and general liabilities were $4,650,000 and $4,155,000 at January 28, 2006 and January 29, 2005, respectively. The Company had no outstanding letters of credit relating to such claims at January 28, 2006 or at January 29, 2005.

Fair Value of Financial Instruments:  The Company’s carrying values of financial instruments, such as cash, cash equivalents, and debt, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

Stock-based Compensation:  The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The exercise price for all options awarded under the Company’s Stock Option Plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for options granted under the Plans. Had compensation expense for fiscal 2005, 2004, and 2003 stock options granted been determined consistent with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income and basic and diluted earnings per share amounts for fiscal 2005, 2004 and 2003 as adjusted for the three-for-two stock split on June 27, 2005 would approximate the following proforma amounts (dollars in thousands, except per share data):

	January 28,	January 29,	January 31,
	2006	2005	2004

Net Income as Reported	$44,829	$34,841	$31,014
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	435	435	498
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(513)	(499)	(1,024)

Pro forma Net Income	$44,751	$34,777	$30,488

Earnings per share:
Basic — as reported	$1.44	$1.13	$.89
Basic — pro forma	$1.44	$1.13	$.88
Diluted — as reported	$1.41	$1.11	$.88
Diluted — pro forma	$1.41	$1.11	$.86

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of each option granted during fiscal 2005, 2004 and 2003 is estimated at $6.20, $4.23 and $3.89 per share, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions for grants issued in 2005, 2004 and 2003, respectively: expected dividend yield of 2.49%, 3.00% and 3.01%; expected volatility of 37.04%, 38.13% and 44.34%, adjusted for expected dividends; risk-free interest rate of 4.27%, 3.74% and 3.29%; and an expected life of 5 years for 2005, 2004 and 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) outlining the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides their views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Subsequently in August, October and November 2005, the FASB released Financial Staff Position (FSP) 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Additionally, on February 1, 2006, the FASB agreed to issue FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSPs clarify certain accounting provisions set forth in SFAS 123(R). The Company will adhere to the requirements and guidance prescribed in SFAS 123(R), SAB 107 and the FSPs in connection with its adoption in the first quarter of 2006. The Company plans to use the modified prospective method for transitioning to the new Standard. The Company estimates that the impact on 2006 annual earnings will approximate $.00 to $.01 of cost per share for the year associated with the expensing of the fair market value of stock options, issuances of restricted stock, and accounting for discounts associated with the Company’s employee stock purchase plan.

Reclassifications and Revisions:  The Consolidated Balance Sheets for the year ended January 29, 2005 reflects an immaterial revision to current deferred income taxes and noncurrent deferred income taxes of $3.2 million. This revision had no effect on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows.

2.	Interest and Other Income:

The components of Interest and other income are shown below in gross amounts (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004

Dividend income	$(17)	$(20)	$(2)
Interest income	(2,593)	(1,499)	(1,704)
Miscellaneous income	(1,836)	(1,473)	(1,235)
(Gain)/loss investment sales	(117)	253	(673)

Interest and other income	$(4,563)	$(2,739)	$(3,614)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-Term Investments:

Short-Term investments at January 28, 2006 and January 29, 2005 include the following (in thousands):

	January 28, 2006			January 29, 2005
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by U.S. Treasury & other U.S. government corporations and agencies:
With unrealized (loss)	$—	$—	$—	$3,603	$(5)	$3,598
Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized (loss)	86,207	(122)	86,085	85,087	(97)	84,990

Total	$86,207	$(122)	$86,085	$88,690	$(102)	$88,588

The table above reflects accumulated unrealized losses in short-term investments at January 28, 2006 of $78,000, net of a deferred income tax benefit of $44,000 and accumulated unrealized losses in short-term investments at January 29, 2005 of $65,000, net of a deferred income tax benefit of $37,000.

Accumulated other comprehensive income in the Consolidated Balance Sheets reflects the accumulated unrealized losses in short-term investments shown above, offset by unrealized gains in equity investments of $156,000, net of a deferred income tax liability of $88,000 at January 28, 2006 and offset by the accumulated unrealized gains in equity investments of $136,000, net of a deferred income tax liability of $77,000 at January 29, 2005. All investments with unrealized losses disclosed were in a loss position for less than 12 months.

As disclosed in Note 2, the Company had realized gains of $117,000 in fiscal 2005, realized losses of $253,000 in fiscal 2004 and realized gains of $673,000 in fiscal 2003.

The amortized cost and estimated fair value of debt securities at January 28, 2006, by contractual maturity, are shown below (in thousands):

		Estimated
Security Type	Cost	Fair Value

Due in one year or less	$86,207	$86,085

Total	$86,207	$86,085

Additionally, the Company had $1.9 million invested in privately managed investment funds at January 28, 2006 and $1.8 million at January 29, 2005, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	January 28,	January 29,
	2006	2005

Customer accounts — principally deferred payment accounts	$47,581	$53,337
Miscellaneous trade receivables	5,757	3,674

Total	53,338	57,011
Less allowance for doubtful accounts	3,694	6,122

Accounts receivable — net	$49,644	$50,889

During the third quarter of fiscal 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of accounts receivable write-off of approximately $1,700,000. This write-off reduced the gross Accounts Receivable balance and the Allowance for Doubtful Accounts in the third quarter of 2005. Accordingly, this change in process had no effect on the current period’s earnings and management does not expect that the change will have a material effect on the Company’s future earnings or financial position.

Finance charge and late charge revenue on customer deferred payment accounts totaled $12,507,000, $13,918,000 and $14,169,000 for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively, and charges against the allowance for doubtful accounts were $4,650,000, $5,096,000 and $6,098,000 for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Expenses charged relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

5.	Property and Equipment:

Property and equipment consist of the following (in thousands):

	January 28,	January 29,
	2006	2005

Land and improvements	$3,266	$2,019
Buildings	17,758	17,751
Leasehold improvements	48,084	43,317
Fixtures and equipment	145,965	133,484
Information Technology equipment and software	43,276	36,883
Construction in progress	2,186	4,015

Total	260,535	237,469
Less accumulated depreciation	136,431	119,879

Property and equipment — net	$124,104	$117,590

Construction in progress primarily represents costs related to a new point-of-sale system to be implemented in 2006.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	January 28,	January 29,
	2006	2005

Accrued payroll and related items	$7,728	$7,189
Accrued advertising	1,013	963
Property and other taxes	10,825	10,539
Accrued insurance	6,059	5,572
Other	6,342	6,954

Total	$31,967	$31,217

7.	Financing Arrangements:

At January 28, 2006, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and was committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 28, 2006. There were no borrowings outstanding during the fiscal year ended January 28, 2006 or January 29, 2005. Interest is based on LIBOR, which was 4.57% on January 28, 2006.

On August 22, 2003, the Company entered into an unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest. Interest was based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding long-term debt as of January 28, 2006.

The Company had approximately $2,790,000 and $3,469,000 at January 28, 2006 and January 29, 2005, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

The Company’s certificate of incorporation provides that shares of Class B Common Stock may be transferred only to certain “Permitted Transferees” consisting generally of the lineal descendants of holders of Class B Stock, trusts for their benefit, corporations and partnerships controlled by them and the Company’s employee benefit plans. Any transfer of Class B Common Stock in violation of these restrictions, including a transfer to the Company, results in the automatic conversion of the transferred shares of Class B Common Stock held by the transferee into an equal number of shares of Class A Common Stock. As reflected in the Consolidated Statements of Stockholders’ Equity, all Class B Common Stock held as treasury stock by the Company have been converted to an equal number of shares of Class A Common Stock.

During 2005, the Company canceled 6,136,354 shares of Class A Common Stock held as treasury stock.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company repurchased 186,531 shares of Class A Common Stock for $3,535,510, or an average price per share of $18.95.

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

In May 2003, the shareholders approved a new 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 28,684 shares, 40,965 shares and 42,459 shares for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

In December 2003, the Board of Directors authorized a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock and Class B Common Stock, each par value $.03 1/3 per share of the Company outstanding at the close of business on January 7, 2004. In connection with the authorization of Rights, the Company entered into a Rights Agreement, dated as of December 18, 2003 (the “Rights Agreement”), with Wachovia Bank, National Association, a national banking association, as Rights Agent (the “Rights Agent”).

The Company has an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key employees of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under the option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors. As of January 28, 2006, 5,843,273 shares had been granted under the plans.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. No awards may be granted after July 31, 2004 and shares must be exercised within 10 years of the grant date unless otherwise authorized by the Board of Directors.

In August 1999, the Board of Directors granted under the 1999 Incentive Compensation Plan, restricted stock awards of 150,000 shares of Class B Common Stock, with a per share fair value of $7.87 to a key executive. In May 2002, the Board of Directors approved and granted under the 1999 Incentive Compensation Plan restricted stock awards of 150,000 shares of Class B Common Stock, with a per share fair value of $18.21 to a key executive. These stock awards cliff vest after four years and the unvested portion is included in stockholders’ equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $682,000, $682,000 and $782,000 in fiscal 2005, 2004 and 2003, respectively.

In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,300,500 shares are issuable. As of January 28, 2006, 49,500 shares had been granted from this Plan.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option plan activity for the three fiscal years ended January 28, 2006 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
February 1, 2003	2,162,925	$3.29 – $17.84	$7.47
Granted	29,250	11.10 – 14.19	11.77
Exercised	(432,375)	3.29 – 12.57	6.63
Cancelled	(28,200)	5.50 – 12.57	8.50

Outstanding options,
January 31, 2004	1,731,600	3.42 – 17.84	7.69
Granted	113,625	13.09 – 15.42	14.37
Exercised	(294,000)	3.42 – 14.01	7.98
Cancelled	(45,900)	6.39 – 14.60	11.51

Outstanding options,
January 29, 2005	1,505,325	5.13 – 17.84	8.05
Granted	20,750	18.96 – 21.75	20.05
Exercised	(172,025)	5.13 – 17.84	7.63
Cancelled	(12,150)	11.50 – 20.50	14.62

Outstanding options,
January 28, 2006	1,341,900	$5.50 – $21.75	$8.23

The following tables summarize stock option information at January 28, 2006:

	Options Outstanding
		Weighted Average	Weighted
Range of		Remaining	Average
Exercise Prices	Options	Contractual Life	Exercise Price

$ 5.50 – $ 9.42	1,175,300	2.37 years	$7.35
11.10 – 14.79	122,775	7.57 years	13.32
15.08 – 19.99	37,825	8.60 years	16.81
21.37 – 21.75	6,000	9.08 years	21.47

$ 5.50 – $21.75	1,341,900	3.05 years	$8.23

	Options Exercisable
		Weighted
Range of		Average
Exercise Prices	Options	Exercise Price

$ 5.50 – $ 9.42	1,175,300	$7.35
11.10 – 14.79	29,100	12.88
15.08 – 19.99	6,875	16.31
21.37 – 21.75	0	N/A

$ 5.50 – $21.75	1,211,275	$7.54

Outstanding options at January 28, 2006 covered 1,053,000 shares of Class B Common Stock and 288,900 shares of Class A Common Stock. Outstanding options at January 29, 2005 covered 1,053,000 shares

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Class B Common Stock and 452,325 shares of Class A Common Stock. Options available to be granted under the option plans were 1,307,227 at January 28, 2006 and 1,320,477 at January 29, 2005.

On May 26, 2005 the Board of Directors approved a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effective June 27, 2005. Additionally, on May 26, 2005, the Board of Directors increased the quarterly dividend by 11% from $.175 per share to $.195 per share, or an annualized rate of $.78 per share on a pre-split basis. On a post-split basis, the annualized rate is $.52 per share.

Total comprehensive income for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 is as follows (in thousands):

	January 28,	January 29,	January 31,
Fiscal Year Ended	2006	2005	2004

Net income	$44,829	$34,841	$31,014
Unrealized gains (losses) on available-for-sale securities	10	20	(306)
Income tax effect	3	7	(111)

Unrealized gains (losses) net of taxes	7	13	(195)

Total comprehensive income	$44,836	$34,854	$30,819

The net unrealized gain/loss on investments held reflected in comprehensive income for the periods presented were net of reclassification adjustments for gains/(losses) reported in income in the amounts of $75,000, ($161,000) and $429,000 for fiscal years 2005, 2004 and 2003, respectively, net of income taxes.

9.	Employee Benefit Plans:

The Company has a defined contribution retirement savings plan (“401(k)”) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 were approximately $1,589,000, $1,663,000 and $1,764,000, respectively.

The Company has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The Company’s contributions for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 were approximately $5,637,000, $0 and $0, respectively.

The Company is primarily self-insured for healthcare, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $12,110,000, $11,205,000 and $8,995,000 in fiscal 2005, 2004 and 2003, respectively. Accrued liabilities for healthcare costs were $1,200,000, $1,318,000 and assets held in the VEBA trust were $573,000 and $731,000 at January 28, 2006 and January 29, 2005, respectively.

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

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2006	$49,599
2007	39,213
2008	27,726
2009	16,100
2010	8,021
2011 +	57

Total minimum lease payments	$140,716

The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 28,	January 29,	January 31,
Fiscal Year Ended	2006	2005	2004

Minimum rentals	$47,278	$44,493	$39,998
Contingent rent	74	85	165

Total rental expense	$47,352	$44,578	$40,163

11.	Related Party Transactions:

The Company leases certain stores from entities in which Mr. George S. Currin, a director of the Company has a controlling or non-controlling ownership interest. Rent expense and related charges totaling $303,612, $286,860 and $261,660 were paid to entities controlled by Mr. Currin or his family in fiscal 2005, 2004, and 2003, respectively, under these leases. Rent expense and related charges totaling $770,563, $800,929 and $610,947 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2005, 2004, and 2003, respectively, under these leases.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes:

The provision for income taxes consists of the following (in thousands):

	January 28,	January 29,	January 31,
Fiscal Year Ended	2006	2005	2004

Current income taxes:
Federal	$26,983	$19,283	$11,440
State	1,311	535	337

Total	28,294	19,818	11,777

Deferred income taxes:
Federal	(3,271)	(735)	4,048
State	(389)	(88)	482

Total	(3,660)	(823)	4,530

Allocation of tax benefits to capital stock for stock options exercised	912	859	1,366

Total income tax expense	$25,546	$19,854	$17,673

Significant components of the Company’s deferred tax assets and liabilities as of January 28, 2006 and January 29, 2005 are as follows (in thousands):

	January 28,	January 29,
	2006	2005

Deferred tax assets:
Bad debt reserve	$1,417	$2,338
Inventory valuation	1,870	1,643
Restricted stock options	941	684
Deferred lease liability	5,325	4,998
Capital loss carryover	393	446
Reserves	4,815	4,856
Other	–	830

Total deferred tax assets	14,761	15,795

Deferred tax liabilities:
Fixed assets	14,048	19,442
Unrealized gains on short-term investments	44	40
Other	1,404	704

Total deferred tax liabilities	15,496	20,186

Net deferred tax liabilities	$735	$4,391

Capital loss carryovers included in the Company’s deferred tax assets have a limited life and will expire in 2008 if not utilized. The Company believes realization is more likely than not.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 28,	January 29,	January 31,
Fiscal Year Ended	2006	2005	2004

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.3	1.3	1.3

Effective income tax rate	36.3%	36.3%	36.3%

The Company records liabilities for uncertain tax positions principally related to state income taxes. These liabilities reflect the Company’s best estimate of the ultimate income tax liabilities based on facts and circumstances. Changes in facts and/or settlements with individual states related to previously filed tax returns could result in material adjustment to the estimated liabilities recorded.

13.	Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2005	First	Second	Third	Fourth

Retail sales	$215,064	$208,316	$177,762	$220,497
Total revenues	218,927	211,964	181,354	224,136
Cost of goods sold (exclusive of depreciation)	136,434	140,426	119,869	150,226
Income before income taxes	28,911	16,809	6,385	18,270
Net income	18,416	10,707	4,067	11,638
Basic earnings per share	$0.59	$0.34	$0.13	$0.37
Diluted earnings per share	$0.58	$0.34	$0.13	$0.37

Fiscal 2004	First	Second	Third	Fourth

Retail sales	$205,193	$197,068	$163,611	$207,937
Total revenues	209,201	200,884	167,514	212,005
Cost of goods sold (exclusive of depreciation)	132,398	136,185	115,640	144,693
Income before income taxes	26,372	12,777	2,825	12,721
Net income	16,799	8,139	1,800	8,103
Basic earnings per share	$0.55	$0.26	$0.06	$0.26
Diluted earnings per share	$0.54	$0.25	$0.06	$0.26

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Reportable Segment Information:

The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 31 states, principally in southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2005	Retail	Credit	Total

Revenues	$823,685	$12,696	$836,381
Depreciation	20,173	102	20,275
Interest and other income	(4,563)	0	(4,563)
Income before taxes	65,682	4,693	70,375
Total assets	339,788	66,848	406,636
Capital expenditures	28,477	35	28,512

Fiscal 2004	Retail	Credit	Total

Revenues	$775,421	$14,183	$789,604
Depreciation	20,320	77	20,397
Interest and other income	(2,739)	0	(2,739)
Income before taxes	49,268	5,427	54,695
Total assets	332,199	65,124	397,323
Capital expenditures	25,102	199	25,301

Fiscal 2003	Retail	Credit	Total

Revenues	$732,796	$14,471	$747,267
Depreciation	18,617	78	18,695
Interest and other income	(3,614)	0	(3,614)
Income before taxes	43,963	4,724	48,687
Total assets	293,911	62,373	356,284
Capital expenditures	20,549	4	20,553

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses to the credit segment.

The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004

Bad debt expense	$4,650	$5,096	$6,098
Payroll	1,043	1,142	1,101
Postage	1,061	1,075	1,131
Other expenses	1,147	1,366	1,339

Total expenses	$7,901	$8,679	$9,669

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $200,000, respectively. The Company paid claims of $2,977,000, $3,227,000 and $3,019,000 in fiscal 2005, 2004 and 2003, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,518,000, $3,513,000 and $3,764,000 in fiscal 2005, 2004 and 2003, respectively. Accrued workers’ compensation and general liabilities was $4,650,000 and $4,155,000 at January 28, 2006 and January 29, 2005, respectively. The Company had no outstanding letters of credit relating to such claims at January 28, 2006 or at January 29, 2005. See Note 7 for letters of credit related to purchase commitments, Note 9 for 401(k) plan contribution obligations and Note 10 for lease commitments.

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

The Company is a defendant in legal proceedings considered to be in the normal course of business and none of which, singularly or collectively, are expected to have a material effect on the Company’s results of operations, cash flows and financial position.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of January 28, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 28, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change was made in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Registrant’s Proxy Statement for its 2006 annual stockholders’ meeting (the “2006 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

Information contained under the captions “Summary Compensation Table,” “Employment and Severance Agreements,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Director Compensation” in the Company’s 2006 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 28, 2006.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights(1)	column (a) (2)

Equity compensation plans approved by security holder	1,341,900	$8.23	1,611,195
Equity compensation plans not approved by security holders	—	—	—
Total	1,341,900	$8.23	1,611,195

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

1,300,500 shares of Class A Stock available for grant under the Company’s stock incentive plan, referred to as the 2004 Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key employees. Additionally, 6,727 shares of either Class A or Class B Stock available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

303,968 shares of Class A Stock available under the 2003 Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management in the 2006 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions:

Information contained under the caption “Certain Transactions” in the 2006 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

The information required by this Item is incorporated herein by reference to the section entitled “Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Auditor” in the 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2)  Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves	S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

(3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein. The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Corporate Secretary, The Cato Corporation, 8100 Denmark Road, Charlotte, NC 28273 and the payment of $.50 per page to help defray the costs of handling, copying and postage. In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549 under the Company’s SEC file number (1-31340).

Exhibit
Number	Description of Exhibit

3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant Filed February 7, 2000 (SEC File No. 333-96283).

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.

10.2	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

10.3	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.

10.4	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.

10.5	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.

Exhibit
Number	Description of Exhibit

10.6	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.

10.7	Letter Agreement between Registrant and Reynolds C. Faulkner dated as of March 21, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed March 22, 2006.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

EXHIBIT INDEX

Designation
of Exhibit		Page

21	Subsidiaries of the Registrant	47
23.1	Consent of Independent Registered Public Accounting Firm	48
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	50
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	51
32.1	Section 1350 Certification of Chief Executive Officer	52
32.2	Section 1350 Certification of Principal Financial Officer	53

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

State of
Name of Subsidiary	Incorporation/Organization	Name under which Subsidiary does Business

CHW LLC	Delaware	CHW LLC
Providence Insurance Company, Limited	A Bermudian Company	Providence Insurance Company, Limited
CatoSouth LLC	North Carolina	CatoSouth LLC
Cato of Texas L.P.	Texas	Cato of Texas L.P.
Cato Southwest, Inc.	Delaware	Cato Southwest, Inc.
CaDel LLC	Delaware	CaDel LLC
CatoWest LLC	Nevada	CatoWest LLC
Cedar Hill National Bank	A Nationally Chartered Bank	Cedar Hill National Bank
catocorp.com, LLC	Delaware	catocorp.com, LLC

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement No. 333-119300 on Form S-8 pertaining to The Cato Corporation 2004 Incentive Compensation Plan, in Registration Statement No. 333-119299 pertaining to The Cato Corporation 2003 Employee Stock Purchase Plan, Registration Statement No. 333-96283 on Form S-8 pertaining to The Cato Corporation 1999 Incentive Compensation Plan, in Registration Statement No. 33-41314 on Form S-8 pertaining to The Cato Corporation 1987 Incentive Stock Option Plan, in Registration Statement No. 33-41315 on Form S-8 pertaining to The Cato Corporation 1987 Nonqualified Stock Option Plan, and in Registration Statements Nos. 33-69844 and 333-96285 on Forms S-8 pertaining to The Cato Corporation 1993 Employee Stock Purchase Plan, of our report dated April 11, 2006 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 11, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ JOHN P. D. CATO John P. D. Cato Chairman, President and Chief Executive Officer	By	/s/ ROBERT M. SANDLER Robert M. Sandler Senior Vice President Controller

Date: April 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ GRANT L. HAMRICK Grant L. Hamrick (Director)

/s/ ROBERT M. SANDLER Robert M Sandler (Senior Vice President and Controller (Principal Financial and Accounting Officer))	/s/ JAMES H. SHAW James H. Shaw (Director)

/s/ ROBERT W. BRADSHAW, JR. Robert W. Bradshaw, Jr. (Director)	/s/ A.F. (PETE) SLOAN A.F. (Pete) Sloan (Director)

/s/ GEORGE S. CURRIN George S. Currin (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)

/s/ WILLIAM H. GRIGG William H. Grigg (Director)