Form 10-Q
period 2006-04-29
CATO CORP
filed 2006-06-06
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to__________________
Commission file number 1-31340
THE CATO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-0484485

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐           Accelerated filer ☒           Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
As of May 16, 2006, there were 30,778,812 shares of Class A common stock and 690,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended April 29, 2006

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended
	April 29,	April 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$229,741	$215,064
Other income (principally finance charges, late fees and layaway charges)	3,319	3,863

Total revenues	233,060	218,927

COSTS AND EXPENSES, NET
Cost of goods sold	142,113	136,434
Selling, general and administrative	54,567	49,333
Depreciation	5,168	5,038
Interest expense	10	152
Interest and other income	(1,552)	(941)

	200,306	190,016

Income before income taxes	32,754	28,911
Income tax expense	11,955	10,495

Net Income	$20,799	$18,416

Basic earnings per share	$0.67	$0.59

Basic weighted average shares	31,084,206	31,104,326

Diluted earnings per share	$0.65	$0.58

Diluted weighted average shares	31,814,193	31,793,139

Dividends per share	$0.13	$0.117

Comprehensive income:
Net income	$20,799	$18,416
Unrealized (losses) on available-for-sale securities, net of deferred income tax benefit	(22)	(40)

Net comprehensive income	$20,777	$18,376

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29,	April 30,	January 28,
	2006	2005	2006
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$25,319	$22,773	$21,734
Short-term investments	95,752	71,472	86,085
Accounts receivable, net of allowance for doubtful accounts of $3,606, $6,020 and $3,694 at April 29, 2006, April 30, 2005 and January 28, 2006, respectively	47,791	49,534	49,644
Merchandise inventories	103,145	105,084	103,370
Deferred income taxes	8,538	5,804	8,526
Prepaid expenses	2,841	6,308	2,318

Total Current Assets	283,386	260,975	271,677
Property and equipment — net	131,516	118,727	124,104
Other assets	10,799	10,391	10,855

Total Assets	$425,701	$390,093	$406,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$75,641	$81,957	$78,036
Accrued expenses	30,089	28,336	31,967
Accrued bonus and benefits	13,194	4,236	17,570
Accrued income taxes	16,591	14,242	4,990

Total Current Liabilities	135,515	128,771	132,563
Deferred income taxes	9,261	10,172	9,261
Other noncurrent liabilities (primarily deferred rent)	23,526	24,096	24,864

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 35,653,816 shares, 26,334,634 shares and 35,622,516 shares at April 29, 2006, April 30, 2005 and January 28, 2006, respectively	1,188	877	1,188
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 690,525 shares, 5,597,834 shares and 690,525 shares at April 29, 2006, April 30, 2005 and January 28, 2006, respectively	23	187	23
Additional paid-in capital	39,743	104,355	39,244
Retained earnings	311,202	280,256	294,462
Accumulated other comprehensive income	56	31	78
Unearned compensation — restricted stock awards	—	(740)	(229)

	352,212	384,966	334,766

Less Class A and Class B common stock in treasury, at cost (5,093,609 Class A and –0– Class B shares at April 29, 2006, and 5,906,179 Class A and 5,137,484 Class B at April 30, 2005 and 5,093,840 Class A and –0– Class B at January 28, 2006)	(94,813)	(157,912)	(94,818)

Total Stockholders’ Equity	257,399	227,054	239,948

Total Liabilities and Stockholders’ Equity	$425,701	$390,093	$406,636

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 29,	April 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$20,799	$18,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,168	5,038
Provision for doubtful accounts	981	1,264
Share-based compensation	244	171
Excess tax benefits from share-based compensation	(80)	—
Deferred income taxes	(12)	(23)
Loss on disposal of property and equipment	136	595
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	872	91
Merchandise inventories	225	(4,546)
Prepaid and other assets	(467)	(4,591)
Accrued income taxes	11,681	9,777
Accounts payable, accrued expenses and other liabilities	(10,739)	(17,436)

Net cash provided by operating activities	28,808	8,756

INVESTING ACTIVITIES
Expenditures for property and equipment	(12,765)	(6,731)
Purchases of short-term investments	(50,069)	(20,654)
Sales of short-term investments	40,380	37,730

Net cash (used in) provided by investing activities	(22,454)	10,345

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	805	9,700
Dividends paid	(4,059)	(3,660)
Payments to settle long term debt	—	(22,000)
Proceeds from employee stock purchase plan	189	213
Excess tax benefits from share-based compensation	80	—
Proceeds from stock options exercised	216	779

Net cash used in financing activities	(2,769)	(14,968)

Net increase in cash and cash equivalents	3,585	4,133
Cash and cash equivalents at beginning of period	21,734	18,640

Cash and cash equivalents at end of period	$25,319	$22,773

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended April 29, 2006 and April 30, 2005 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the results expected for the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.
Short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in the Condensed Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Condensed Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in interest and other income.
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
Net comprehensive income for the quarter ended April 29, 2006 and April 30, 2005 was $20,777,000 and $18,376,000, respectively. Net comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities, net of tax.
Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 1 — GENERAL (CONTINUED):
On May 25, 2006, the Board of Directors increased the quarterly dividend by 15% from $.13 per share to $.15 per share, or an annualized rate of $.60 per share. Prior year basic and diluted earnings per share have been adjusted for the three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effected June 27, 2005.
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

	Three Months Ended
	April 29,	April 30,
	2006	2005
Weighted-average shares outstanding	31,084,206	31,104,326
Dilutive effect of stock options	729,987	688,813

Weighted-average shares and common stock equivalents (stock options) outstanding	31,814,193	31,793,139

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the three months ended April 29, 2006 and April 30, 2005 were $277,000 and $330,000, respectively. Cash paid for interest for the three months ended April 29, 2006 and April 30, 2005 were $-0- and $209,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At April 29, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. This agreement replaced a prior revolving credit agreement which was due to expire in August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 29, 2006. There were no borrowings outstanding under these credit facilities during the first quarter ended April 29, 2006 or April 30, 2005, respectively, or the fiscal year ended January 28, 2006.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this term loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 29, 2006.
At April 29, 2006 and April 30, 2005 the Company had approximately $2,236,000 and $2,439,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at April 29, 2006, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended
April 29, 2006	Retail	Credit	Total
Revenues	$230,370	$2,690	$233,060
Depreciation	5,148	20	5,168
Interest and other income	(1,552)	—	(1,552)
Income before taxes	31,977	777	32,754
Total assets	357,683	68,018	425,701
Capital expenditures	12,748	17	12,765

Three Months Ended
April 30, 2005	Retail	Credit	Total
Revenues	$215,590	$3,337	$218,927
Depreciation	5,009	29	5,038
Interest and other income	(941)	—	(941)
Income before taxes	27,826	1,085	28,911
Total assets	326,231	63,862	390,093
Capital expenditures	6,731	—	6,731
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):

	Three Months Ended
	April 29,	April 30,
	2006	2005
Bad debt expense	$981	$1,264
Payroll	252	296
Postage	296	305
Other expenses	364	358

Total expenses	$1,893	$2,223

NOTE 6 — STOCK BASED COMPENSATION:
Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
As of April 29, 2006, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 4,612,500 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	4,612,500	1,000,000	1,350,000	6,962,500
Options and/or restricted stock available for grant:
January 28, 2006	6,727	—	1,300,500	1,307,227
April 29, 2006	6,727	—	1,300,500	1,307,227
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the thirteen weeks ended April 29, 2006:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term	Value (a)
Options outstanding at January 28, 2006	1,341,900	$8.23	3.05 years
Granted	—	—	—
Forfeited or expired	—
Exercised	(20,225)
Outstanding at April 29, 2006	1,321,675	$8.19	2.8 years	$17,560,181
Vested and exercisable at April 29, 2006	1,211,750	$7.59	2.3 years	$16,828,910

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted in the first quarter of fiscal 2006:

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):

Three Months Ended
April 30,
2005
Risk free interest rate	3.84%
Expected life	5.0 years
Expected volatility	38.20%
Expected dividend yield	2.31%
Weighted-average grant date fair value	$9.613
As of April 29, 2006, there was approximately $429,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The total intrinsic value of options exercised during the thirteen weeks ended April 29, 2006 was approximately $220,000.
Effective January 29, 2006 the Company recognized share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $244,000 in the three months ended April 29, 2006 as a component of selling, general and administrative expenses. No share-based compensation expense was recognized prior to January 29, 2006 except for the amortization of restricted stock grants.
Had stock-based compensation costs been determined based on the fair value at the grant dates, consistent with SFAS No. 123R prior to January 29, 2006, the Company’s net income and net income per share would have been adjusted to the proforma amounts indicated below:

Three Months Ended
April 30,
2005
Net Income as Reported	$18,416
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(139)

Pro forma Net Income	$18,386

Earnings per share:
Basic — as reported	$.59
Basic — pro forma	$.59
Diluted — as reported	$.58
Diluted — pro forma	$.58

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended April 29, 2006, the Company reported $80,000 of excess tax benefits as a financing cash inflow in addition to $405,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the thirteen weeks ended April 29, 2006, the Company sold 11,075 shares to employees at an average discount of $3.01 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $33,000 for the thirteen weeks ended April 29, 2006. Prior to the adoption of SFAS 123R, the discount was not required to be charged to expense.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of April 29, 2006, there was $57,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.1 years. The total fair value of the shares recognized as compensation expense during the thirteen weeks ended April 29, 2006 was $171,000.
As the following summary shows, there were no changes in the shares of restricted stock outstanding during the thirteen weeks ended April 29, 2006:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
Restricted stock awards at January 28, 2006	150,000	$18.21
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock awards at April 29, 2006	150,000	$18.21

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006 AND APRIL 30, 2005

As of May 16, 2006, the Company granted 218,605 shares of additional restricted stock to officers and key employees. The shares have a weighted average grant date fair value of $22.85 and will vest over five years at the rate of 33% in each of the third and fourth years and 34% in the fifth. The calculated unearned compensation expense of $4,994,000 will be charged as a component of additional paid-in capital and amortized to compensation expense over the related vesting term.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:
The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2006 and beyond; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward- looking statements included in this report are based on information available to us as of the filing date of this report, and we do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.
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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended
	April 29,	April 30,
	2006	2005
Total retail sales	100.0%	100.0%
Total revenues	101.5	101.8
Cost of goods sold	61.8	63.4
Selling, general and administrative	23.8	22.9
Depreciation	2.3	2.3
Interest expense	—	0.1
Interest and other income	(0.7)	(0.4)
Income before income taxes	14.3	13.5
Net income	9.1	8.6
Comparison of First Quarter of 2006 with 2005.
Total retail sales for the first quarter were $229.7 million compared to last year’s first quarter sales of $215.1 million, a 7% increase. Comparable store sales increased 2% in the first quarter of fiscal 2006. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $233.1 million for the first quarter of fiscal 2006 compared to $218.9 million for the first quarter of fiscal 2005. The Company operated 1,252 stores at April 29, 2006 compared to 1,188 stores at the end of last year’s first quarter. In the first quarter of 2006 the Company opened 11 stores, relocated seven stores and closed three stores.
Credit revenue of $2.7 million represented 1.2% of total revenues in the first quarter of fiscal 2006, compared to 2005 credit revenue of $3.3 million or 1.5% of total revenues. The reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.9 million in the first quarter of fiscal 2006 compared to last year’s first quarter expenses of $2.2 million. The decrease in costs was principally due to lower bad debt expense.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Other income in total, as included in total revenues in the first quarter of fiscal 2006, decreased to $3.3 million from $3.9 million in the first quarter of fiscal 2005. The decrease resulted primarily from lower finance charges and late fee income.
Cost of goods sold was $142.1 million, or 61.8% of retail sales in the first quarter of fiscal 2006, compared to $136.4 million, or 63.4% of retail sales in the first quarter of fiscal 2005. The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of fiscal 2006 resulted primarily from lower procurement costs and lower markdowns. The reduction in procurement cost was primarily the result of increased direct sourcing and the reduction in markdowns was primarily due to tighter inventory control and better sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 11.4% to $87.6 million for the first quarter of fiscal 2006 compared to $78.6 million in the first quarter of fiscal 2005. The Company’s gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (SG&A) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $54.6 million, or 23.8% of retail sales for the first quarter of fiscal 2006, compared to $49.3 million, or 22.9% of retail sales for prior year’s first quarter. SG&A expenses as a percentage of retail sales increased 90 basis points for the first quarter of fiscal 2006 as compared to the prior year. The percentage increase and overall dollar increase in SG&A expenses for the first quarter of fiscal 2006 resulted primarily from increased accrual for incentive based performance bonuses and increased expenses attributable to the Company’s store growth.
Depreciation expense was $5.2 million, or 2.3% of retail sales in the first quarter of fiscal 2006, compared to $5.0 million, or 2.3% of retail sales in the first quarter of fiscal 2005.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Interest expense was $0.0 million, or 0.0% of retail sales in the first quarter of fiscal 2006, compared to $0.2 million or 0.1% of retail sales in the first quarter of fiscal 2005. The decline was attributable to the early retirement of the remaining balance of $20.5 million on the Company’s unsecured loan facility, paid on April 5, 2005.
Interest and other income was $1.6 million, or 0.7% of retail sales for the first quarter of fiscal 2006, compared to $0.9 million, or 0.4% of retail sales in the first quarter of fiscal 2005. The increase in the first quarter of fiscal 2006 resulted primarily from higher interest rates and the Company’s higher cash and short-term investment position.
Income tax expense was $12.0 million, or 5.2% of retail sales in the first quarter of fiscal 2006, compared to $10.5 million, or 4.9% of retail sales in the first quarter of fiscal 2005. The first quarter increase resulted from higher pre-tax income. The effective income tax rate for the first quarter of fiscal 2006 was 36.5%, compared to 36.3% for the first quarter of fiscal 2005.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first quarter of fiscal 2006 was $28.8 million as compared to $8.8 million in the first quarter of fiscal 2005. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs. There were no outstanding borrowings on these facilities at April 29, 2006.
Cash provided by operating activities for the first quarter of fiscal 2006 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $20.1 million over the first fiscal quarter of 2005 was primarily due to the increase in net income in fiscal 2006, relatively lower build of inventories and other current assets in fiscal 2006 and relatively lower payables reduction in fiscal 2006.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2006 and for the foreseeable future beyond twelve months.
At April 29, 2006, the Company had working capital of $147.9 million compared to $132.2 million at April 30, 2005. Additionally, the Company had $1.9 million invested in privately managed investment funds at April 29, 2006, which are included in other assets on the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At April 29, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. This agreement replaced a prior revolving credit agreement which was due to expire in August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 29, 2006. There were no borrowings outstanding under these credit facilities during the first quarter ended April 29, 2006 or the fiscal year ended January 28, 2006.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest. Interest was based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of April 29, 2006.
At the April 29, 2006 and April 30, 2005, the Company had approximately $2.2 million and $2.4 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $12.8 million in the first quarter of fiscal 2006, compared to $6.7 million in last year’s first fiscal quarter. The expenditures for the first three months of 2006 were primarily for store development and investments in new technology. In fiscal 2006, the Company is planning to invest approximately $44.6 million for capital expenditures. This includes expenditures to open 90 new stores, relocate 21 stores and close 10 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the remainder of the fiscal year.
Net cash used in investing activities totaled $22.5 million in the first quarter of fiscal 2006 compared to $10.3 million provided for the comparable period of 2005. The increase was due primarily to the purchase of short-term investments.
On May 25, 2006, the Board of Directors increased the quarterly dividend by 15% from $.13 per share to $.15 per share, or an annualized rate of $.60 per share. Prior year basic and diluted earnings per share have been adjusted for the three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effected June 27, 2005.
The Company does not use derivative financial instruments. At April 29, 2006, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of April 29, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 29, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change was made in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 28, 2006. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS
     (A)

Exhibit No.	Item
3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000.

3.2	Registrant’s By Laws, incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant Filed February 7, 2000.

10.1	Letter Agreement between the Company and Reynolds C. Faulkner, incorporated by reference to Exhibit 99.1 to Form 8-K filed March 22, 2006.

10.2	Summary of Named Executive Officer Compensation Determinations, incorporated by reference to Exhibit 99.1 to Form 8-K filed April 12, 2006.

10.3	Summary of Named Executive Officer Restricted Stock Grants, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 2, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION
June 6, 2006	/s/ John P. D. Cato
Date	John P. D. Cato
Chairman, President and Chief Executive Officer

June 6, 2006	/s/ Reynolds C. Faulkner
Date	Reynolds C. Faulkner
Executive Vice President Chief Financial Officer

June 6, 2006	/s/ Robert M. Sandler
Date	Robert M. Sandler
Senior Vice President Controller