Form 10-Q
period 2006-07-29
CATO CORP
filed 2006-09-05
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            July 29, 2006
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
Yes ☐ No ☑
As of August 15, 2006, there were 30,814,830 shares of Class A common stock and 690,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended July 29, 2006
Table of Contents

Page
No.
PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements:
Condensed Consolidated Statements of Income and Comprehensive Income	2
For the Three Months and Six Months Ended July 29, 2006 and July 30, 2005
Condensed Consolidated Balance Sheets	3
At July 29, 2006, July 30, 2005 and January 28, 2006
Condensed Consolidated Statements of Cash Flows	4
For the Six Months Ended July 29, 2006 and July 30, 2005
Notes to Condensed Consolidated Financial Statements	5–11
For the Three Months and Six Months Ended July 29, 2006 and July 30, 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12–18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22-26

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$214,633	$208,316	$444,374	$423,380
Other income (principally finance charges, late fees and layaway charges)	3,212	3,648	6,531	7,511

Total revenues	217,845	211,964	450,905	430,891

COSTS AND EXPENSES, NET
Cost of goods sold	143,746	140,426	285,858	276,860
Selling, general and administrative	51,762	50,765	106,329	100,097
Depreciation	5,223	5,025	10,391	10,064
Interest expense	10	10	20	162
Interest and other income	(1,940)	(1,071)	(3,492)	(2,012)

	198,801	195,155	399,106	385,171

Income before income taxes	19,044	16,809	51,799	45,720
Income tax expense	6,951	6,102	18,907	16,596

Net Income	$12,093	$10,707	$32,892	$29,124

Basic earnings per share	$0.39	$0.34	$1.05	$0.94

Basic weighted average shares	31,267,637	31,188,146	31,250,921	31,146,236

Diluted earnings per share	$0.38	$0.34	$1.04	$0.92

Diluted weighted average shares	31,803,875	31,828,039	31,765,992	31,811,183

Dividends per share	$0.15	$0.13	$0.28	$0.247

Comprehensive income:
Net income	$12,093	$10,707	$32,892	$29,124
Unrealized gains on available-for-sale securities, net of deferred income tax expense	56	70	34	30

Net comprehensive income	$12,149	$10,777	$32,926	$29,154

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29,	July 30,	January 28,
	2006	2005	2006
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,809	$23,884	$21,734
Short-term investments	94,171	86,140	86,085
Accounts receivable, net of allowance for doubtful accounts of $3,589, $5,955 and $3,694 at July 29, 2006, July 30, 2005 and January 28, 2006, respectively	46,436	48,229	49,644
Merchandise inventories	91,989	84,904	103,370
Deferred income taxes	8,506	5,764	8,526
Prepaid expenses	2,464	2,180	2,318

Total Current Assets	265,375	251,101	271,677
Property and equipment – net	130,422	118,599	124,104
Other assets	11,201	10,818	10,855

Total Assets	$406,998	$380,518	$406,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,210	$64,272	$78,036
Accrued expenses	32,433	29,951	31,967
Accrued bonus and benefits	10,342	8,161	17,570
Accrued income taxes	7,779	10,252	4,990

Total Current Liabilities	108,764	112,636	132,563
Deferred income taxes	9,261	10,172	9,261
Other noncurrent liabilities (primarily deferred rent)	23,230	23,732	24,864

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 35,909,497 shares, 30,650,431 shares and 35,622,516 shares at July 29, 2006, July 30, 2005 and January 28, 2006, respectively	1,197	1,021	1,188
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 690,525 shares, 5,597,834 shares and 690,525 shares at July 29, 2006, July 30, 2005 and January 28, 2006, respectively	23	187	23
Additional paid-in capital	40,668	37,635	39,244
Retained earnings	318,556	286,890	294,462
Accumulated other comprehensive income	112	101	78
Unearned compensation – restricted stock awards	—	(569)	(229)

	360,556	325,265	334,766
Less Class A and Class B common stock in treasury, at cost (5,093,609 Class A and –0– Class B shares at July 29, 2006, and 231 Class A and 4,907,309 Class B at July 30, 2005 and 5,093,840 Class A and –0– Class B at January 28, 2006)	(94,813)	(91,287)	(94,818)

Total Stockholders’ Equity	265,743	233,978	239,948

Total Liabilities and Stockholders’ Equity	$406,998	$380,518	$406,636

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 29,	July 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$32,892	$29,124

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,391	10,064
Provision for doubtful accounts	1,627	2,443
Share-based compensation	626	341
Excess tax benefits from share-based compensation	(284)	—
Deferred income taxes	20	17
Loss on disposal of property and equipment	569	690
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	1,581	217
Merchandise inventories	11,381	15,634
Prepaid and other assets	(493)	(890)
Accrued income taxes	3,073	5,787
Accounts payable, accrued expenses and other liabilities	(28,930)	(24,485)

Net cash provided by operating activities	32,453	38,942

INVESTING ACTIVITIES
Expenditures for property and equipment	(17,370)	(11,684)
Purchases of short-term investments	(95,287)	(44,877)
Sales of short-term investments	87,235	47,355

Net cash used in investing activities	(25,422)	(9,206)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	805	4,195
Dividends paid	(8,798)	(7,734)
Payments to settle long term debt	—	(22,000)
Proceeds from employee stock purchase plan	206	230
Excess tax benefits from share-based compensation	284	—
Proceeds from stock options exercised	547	817

Net cash used in financing activities	(6,956)	(24,492)

Net increase in cash and cash equivalents	75	5,244

Cash and cash equivalents at beginning of period	21,734	18,640

Cash and cash equivalents at end of period	$21,809	$23,884

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 29, 2006 and July 30, 2005 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the results expected for the entire year.
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
Net comprehensive income for the second quarter and six months ended July 29, 2006 was $12,149,000 and $32,926,000, respectively. Net comprehensive income for the second quarter and six months ended July 30, 2005 was $10,777,000 and $29,154,000, respectively. Net comprehensive income is composed of net income and net unrealized gains and losses on available-for-sale securities, net of tax.
Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 1 — GENERAL (CONTINUED):
On May 25, 2006, the Board of Directors increased the quarterly dividend by 15% from $.13 per share to $.15 per share, or an annualized rate of $.60 per share. Prior year basic and diluted earnings and dividends per share have been adjusted for the three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B common stock effected June 27, 2005.
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

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Weighted-average shares outstanding	31,267,637	31,188,146	31,250,921	31,146,236
Dilutive effect of :
Stock options	522,683	520,120	509,122	549,145
Restricted stock	13,260	119,773	5,704	115,802
Employee stock purchase plan	295	—	245	—

Weighted-average shares and common stock equivalents outstanding	31,803,875	31,828,039	31,765,992	31,811,183

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the six months ended July 29, 2006 and July 30, 2005 were $15,875,000 and $10,504,000, respectively. Cash paid for interest for the six months ended July 29, 2006 and July 30, 2005 were $-0- and $209,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At July 29, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. This agreement replaced a prior revolving credit agreement which was due to expire in August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 29, 2006. There were no borrowings outstanding under these credit facilities during the first six months ended July 29, 2006 or July 30, 2005, respectively, or the fiscal year ended January 28, 2006.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this term loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of July 29, 2006.
At July 29, 2006 and July 30, 2005 the Company had approximately $5,227,000 and $4,883,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at July 29, 2006, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 29, 2006	Retail	Credit	Total	July 29, 2006	Retail	Credit	Total
Revenues	$215,177	$2,668	$217,845	Revenues	$445,547	$5,358	$450,905
Depreciation	5,203	20	5,223	Depreciation	10,352	39	10,391
Interest and other income	(1,940)	—	(1,940)	Interest and other income	(3,492)	—	(3,492)
Income before taxes	17,827	1,217	19,044	Income before taxes	49,805	1,994	51,799
Total assets	337,564	69,434	406,998	Total assets	337,564	69,434	406,998
Capital expenditures	4,601	4	4,605	Capital expenditures	17,348	22	17,370

Three Months Ended				Six Months Ended
July 30, 2005	Retail	Credit	Total	July 30, 2005	Retail	Credit	Total
Revenues	$208,706	$3,258	$211,964	Revenues	$424,296	$6,595	$430,891
Depreciation	4,996	29	5,025	Depreciation	10,006	58	10,064
Interest and other income	(1,071)	—	(1,071)	Interest and other income	(2,012)	—	(2,012)
Income before taxes	15,567	1,242	16,809	Income before taxes	43,393	2,327	45,720
Total assets	315,492	65,026	380,518	Total assets	315,492	65,026	380,518
Capital expenditures	4,951	2	4,953	Capital expenditures	11,682	2	11,684
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Bad debt expense	$600	$1,179	$1,581	$2,443
Payroll	262	254	514	550
Postage	245	292	541	597
Other expenses	324	262	689	620

Total expenses	$1,431	$1,987	$3,325	$4,210

NOTE 6 — STOCK BASED COMPENSATION:
Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
As of July 29, 2006, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 4,612,500 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	4,612,500	1,000,000	1,350,000	6,962,500
Options and/or restricted stock available for grant:
January 28, 2006	5,227	—	1,300,500	1,305,727
July 29, 2006	5,227	—	1,082,996	1,088,223
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the six months ended July 29, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value (a)
Options outstanding at January 28, 2006	1,343,400	$8.23	3.05 years
Granted	—	—	—
Forfeited or expired	(900)
Exercised	(57,625)

Outstanding at July 29, 2006	1,284,875	$8.18	2.49 years	$18,433,699
Vested and exercisable at July 29, 2006	1,178,400	$7.58	2.09 years	$17,617,916

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted in the first half of fiscal 2006. There were 15,750 options granted in the first quarter and none in the second quarter of fiscal 2005, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):

	Six Months Ended
	July 30,
	2005
Risk free interest rate	4.14%
Expected life	5.0	years
Expected volatility	37.63%
Expected dividend yield	2.57%
Weighted-average grant date fair value	$6.260
As of July 29, 2006, there was approximately $389,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.25 years. The total intrinsic value of options exercised during the second quarter and six months ended July 29, 2006 was approximately $558,000 and $778,000, respectively.
Effective January 29, 2006, the Company recognized share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $382,000 and $626,000 for the second quarter and six month period ended July 29, 2006, respectively, which was classified as a component of selling, general and administrative expenses. No share-based compensation expense was recognized prior to January 29, 2006 except for the amortization of restricted stock grants.
Had stock-based compensation costs been determined based on the fair value at the grant dates, consistent with SFAS No. 123R prior to January 29, 2006, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months	Six Months
	Ended	Ended
	July 30,	July 30,
	2005	2005
Net Income as Reported	$10,707	$29,124
Add: Stock-Based employee compensation expense included in reported net income, net of related tax effects	109	217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130)	(258)

Pro forma Net Income	$10,686	$29,083

Earnings per share:
Basic – as reported	$.34	$.94
Basic – pro forma	$.34	$.93
Diluted – as reported	$.34	$.92
Diluted – pro forma	$.34	$.91

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended July 29, 2006, the Company reported $284,000 of excess tax benefits as a financing cash inflow in addition to $753,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 29, 2006, the Company sold 11,852 shares to employees at an average discount of $3.07 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $36,000 for the six months ended July 29, 2006. Prior to the adoption of SFAS 123R, the discount was not required to be charged to expense.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 29, 2006, there was $4,692,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.75 years. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended July 29, 2006 was $339,000 and $510,000, respectively.
The following summary shows the changes in the shares of restricted stock outstanding during the six months ended July 29, 2006:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2006	150,000	$18.21
Granted	219,754	22.84
Vested	(150,000)	18.21
Forfeited	(2,250)	22.89

Restricted stock awards at July 29, 2006	217,504	$22.84
NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS:
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this Interpretation on the Company’s consolidated financial statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING INFORMATION:
The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for the remainder of fiscal 2006 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year fiscal year ended January 28, 2006, as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.
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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES:
We have prepared the financial statements and accompanying notes included in Item 1 of this report in conformity with United States generally accepted accounting principles in the United States of America. This requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
We periodically reevaluate our accounting policies, assumptions, and estimates and make adjustments when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. Our critical accounting policies are discussed in the management’s discussion and analysis of financial condition and results of operations and notes accompanying the consolidated financial statements that appear in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Except as disclosed in the financial statements and accompanying notes, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.5	101.7	101.5	101.8
Cost of goods sold	67.0	67.4	64.3	65.4
Selling, general and administrative	24.1	24.4	23.9	23.6
Depreciation	2.4	2.4	2.4	2.4
Interest expense	—	—	—	—
Interest and other income	(0.9)	(0.5)	(0.8)	(0.4)
Income before income taxes	8.9	8.0	11.7	10.8
Net income	5.6	5.1	7.4	6.9
Comparison of Second Quarter and First Six Months of 2006 with 2005.
Total retail sales for the second quarter were $214.6 million compared to last year’s second quarter sales of $208.3 million, a 3% increase. Same-store sales decreased 1% in the second quarter of fiscal 2006. For the six months ended July 29, 2006, total retail sales were $444.4 million compared to last year’s first six months sales of $423.4 million, a 5% increase, and same-store sales were flat for the comparable six month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $217.8 million and $450.9 million for the second quarter and six months ended July 29, 2006, respectively, compared to $212.0 million and $430.9 million for the second quarter and six months ended July 30, 2005, respectively. The Company operated 1,259 stores at July 29, 2006 compared to 1,197 stores at the end of last year’s second quarter. For the first six months of 2006 the Company opened 21 stores, relocated 11 stores and closed six stores. The Company plans to open approximately 60 stores and close approximately 15 stores during fiscal 2006.
Credit revenue of $2.7 million represented 1.2% of total revenues in the second quarter of 2006, compared to 2005 credit revenue of $3.3 million or 1.5% of total revenues. The reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card and improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.4 million in the second quarter of 2006 compared to last year’s second quarter expenses of $2.0 million. The decrease in costs was principally due to lower bad debt expense and payroll costs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS – (CONTINUED):
Other income in total, as included in total revenues was $3.2 million and $6.5 million for the second quarter and first six months of fiscal 2006, compared to $3.6 million and $7.5 million for the prior year’s comparable three and six months periods, respectively. The decrease resulted primarily from lower finance charges and late fee income.
Cost of goods sold was $143.7 million, or 67.0% of retail sales and $285.9 million or 64.3% of retail sales for the second quarter and first six months of fiscal 2006, compared to $140.4 million, or 67.4% of retail sales and $276.9 million, or 65.4% of retail sales for the prior year’s comparable three and six months periods, respectively. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2006 resulted primarily from lower procurement costs and lower markdowns. The reduction in procurement cost was primarily the result of increased direct sourcing and the reduction in markdowns was primarily due to improved inventory management and better sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 4.4% to $70.9 million and by 8.2% to $158.5 million for the second quarter and first six months of fiscal 2006 compared to $67.9 million and $146.5 million for the prior year’s comparable three and six month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $51.8 million, or 24.1% of retail sales and $106.3 million, or 23.9% of retail sales for the second quarter and first six months of fiscal 2006, compared to $50.8 million, or 24.4% of retail sales and $100.1 million, or 23.6% of retail sales for prior year’s comparable three and six months periods, respectively. SG&A expenses as a percentage of retail sales decreased 30 basis points for the second quarter of fiscal 2006 as compared to the prior year and increased 30 basis points for the first six months of fiscal 2006, as compared to the prior year. The decline in SG&A expenses as a percentage of retail sales for the second quarter of fiscal 2006 was primarily attributable to a decrease in incentive based compensation expenses. The overall dollar increase in SG&A expenses for the second quarter of fiscal 2006 resulted primarily from increased worker’s compensation expenses and salary expense. For the first six months of fiscal 2006, the increase in SG&A expenses as a percentage of retail sales and the overall dollar increase in expenses resulted primarily from increased incentive based compensation expenses and selling related expenses attributable to the Company’s store growth.
Depreciation expense was $5.2 million, or 2.4% of retail sales and $10.4 million or 2.4% of retail sales, for the second quarter and first six months of fiscal 2006, compared to $5.0 million, or 2.4% of retail sales and $10.1 million, or 2.4% of retail sales, for prior year’s comparable three and six month periods, respectively.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS – (CONTINUED):
The Company had no interest expense for the second quarter of fiscal 2006 or fiscal 2005, except for accretion resulting from the amortization of the retirement liability created upon the co-founders’ retirement in January 2004. The decline for the six month period was attributable to the early retirement of the remaining balance of $20.5 million on the Company’s unsecured loan facility, paid on April 5, 2005.
Interest and other income was $1.9 million, or 0.9% of retail sales and $3.5 million, or 0.8% of retail sales for the second quarter and first six months of fiscal 2006, compared to $1.1 million, or 0.5% of retail sales and to $2.0 million, or 0.4% of retail sales, for the prior year’s comparable three and six month periods, respectively. The increase in the second quarter and first six months of fiscal 2006 resulted primarily from higher interest rates and a refund settlement on third-party credit card fees of $0.5 million in the second quarter of fiscal 2006.
Income tax expense was $7.0 million, or 3.3% of retail sales and $18.9 million, or 4.3% of retail sales, for the second quarter and first six months of fiscal 2006, compared to $6.1 million, or 2.9% of retail sales and $16.6 million, or 3.9% of retail sales, for the prior year’s comparable three and six month periods. The second quarter increase resulted from higher pre-tax income. The effective income tax rate for the second quarter and first six months of fiscal 2006 was 36.5%, compared to 36.3% for the prior year’s comparable three and six month periods.
As of the date of this Form 10-Q filing, the Company has submitted insurance claims for losses attributable to Hurricanes Katrina, Rita and Wilma incurred during the third quarter of fiscal 2005. The total amount of the proceeds, which are uncertain at this time, will be classified against selling, general and administrative expenses.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2006 was $32.4 million as compared to $38.9 million in the first six months of fiscal 2005. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs. There were no outstanding borrowings on these facilities at July 29, 2006.
Cash provided by operating activities for the first six months of fiscal 2006 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $6.5 million for the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 was primarily due to a more moderate decline in inventories and a relatively higher payables reduction in fiscal 2006, partially offset by higher net income in fiscal 2006.

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
At July 29, 2006, the Company had working capital of $156.6 million compared to $138.5 million at July 30, 2005. Additionally, the Company had $1.9 million invested in privately managed investment funds at July 29, 2006, which are included in other assets on the Condensed Consolidated Balance Sheets.
At July 29, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. This agreement replaced a prior revolving credit agreement which was due to expire in August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 29, 2006. There were no borrowings outstanding under these credit facilities during the first six months ended July 29, 2006 or the fiscal year ended January 28, 2006.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest. Interest was based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of July 29, 2006.
At the July 29, 2006 and July 30, 2005, the Company had approximately $5.2 million and $4.9 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $17.4 million in the first six months of fiscal 2006, compared to $11.7 million in last year’s first six months. The expenditures for the first six months of 2006 were primarily for store development and investments in new technology. In fiscal 2006, the Company is planning to invest approximately $30.0 — $33.0 million for capital expenditures. This includes expenditures to open 60 new stores, relocate 22 stores and remodel 15 stores. The decrease in previously disclosed capital expenditure expectations of $44 million is primarily attributable to technology projects deferred to fiscal 2007 and reduced store openings previously projected at approximately 90 new stores.
Net cash used in investing activities totaled $25.4 million in the first six months of fiscal 2006 compared to $9.2 million provided for the comparable period of 2005. The increase was due primarily to the purchase of short-term investments.

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
The Company does not use derivative financial instruments. At July 29, 2006, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 29, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 29, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Following are the results of the matters voted upon at the Company’s Annual Meeting which was held on May 25, 2006.
Election of Directors:

	For	Withheld	Voting Power For	Voting Power Withheld
Mr. John P. D. Cato	27,881,605	988,347	34,055,605	988,347
Mr. William H. Grigg	14,220,220	14,649,732	20,394,220	14,649,732
Mr. James H. Shaw	27,849,509	1,020,218	34,023,734	1,020,218
Ratification of Independent Autitor:

For	Withheld	Voting Power For	Voting Power Withheld
28,654,043	215,908	34,828,043	215,908
ITEM 5. OTHER INFORMATION
     Not Applicable

PART II OTHER INFORMATION (CONTINUED)
THE CATO CORPORATION
ITEM 6. EXHIBITS

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

THE CATO CORPORATION

September 5, 2006	/s/ John P. D. Cato

Date	John P. D. Cato Chairman, President and Chief Executive Officer

September 5, 2006	/s/ Reynolds C. Faulkner

Date	Reynolds C. Faulkner Executive Vice President Chief Financial Officer

September 5, 2006	/s/ Robert M. Sandler

Date	Robert M. Sandler Senior Vice President Controller