Form 10-Q
period 2006-10-28
CATO CORP
filed 2006-12-01
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Yes ☐      No ☑
As of November 14, 2006, there were 30,829,215 shares of Class A common stock and 690,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended October 28, 2006

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$187,727	$177,762	$632,101	$601,142
Other income (principally finance charges, late fees and layaway charges)	3,155	3,592	9,686	11,103

Total revenues	190,882	181,354	641,787	612,245

COSTS AND EXPENSES, NET
Cost of goods sold	127,229	119,869	413,087	396,729
Selling, general and administrative	51,472	51,231	157,801	151,328
Depreciation	5,169	5,094	15,561	15,158
Interest expense	10	10	30	172
Interest and other income	(2,131)	(1,235)	(5,624)	(3,247)

	181,749	174,969	580,855	560,140

Income before income taxes	9,133	6,385	60,932	52,105

Income tax expense	3,272	2,318	22,179	18,914

Net Income	$5,861	$4,067	$38,753	$33,191

Basic earnings per share	$0.19	$0.13	$1.24	$1.07

Basic weighted average shares	31,298,253	31,126,752	31,270,347	31,139,741

Diluted earnings per share	$0.18	$0.13	$1.22	$1.04

Diluted weighted average shares	31,846,241	31,771,535	31,795,150	31,798,500

Dividends per share	$0.15	$0.13	$0.43	$0.38

Comprehensive income:
Net income	$5,861	$4,067	$38,753	$33,191
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	78	(20)	112	10

Net comprehensive income	$5,939	$4,047	$38,865	$33,201

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28,	October 29,
	2006	2005	January 28,
	(Unaudited)	(Unaudited)	2006
	(Dollars in thousands)
ASSETS
Current Assets:

Cash and cash equivalents	$21,428	$18,288	$21,734
Short-term investments	86,229	75,107	86,085
Accounts receivable, net of allowance for doubtful accounts of $3,585, $4,187 and $3,694 at October 28, 2006, October 29, 2005 and January 28, 2006, respectively	45,229	47,638	49,644
Merchandise inventories	110,078	103,435	103,370
Deferred income taxes	8,462	5,775	8,526
Prepaid expenses	2,438	2,919	2,318

Total Current Assets	273,864	253,162	271,677
Property and equipment – net	130,255	122,034	124,104
Other assets	11,150	10,941	10,855

Total Assets	$415,269	$386,137	$406,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,542	$71,286	$78,036
Accrued expenses	34,334	32,439	31,967
Accrued bonus and benefits	11,511	12,956	17,570
Accrued income taxes	5,803	3,457	4,990

Total Current Liabilities	115,190	120,138	132,563
Deferred income taxes	9,261	10,172	9,261
Other noncurrent liabilities (primarily deferred rent)	23,187	24,306	24,864

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 35,922,824 shares, 35,571,286 shares and 35,622,516 shares at October 28, 2006, October 29, 2005 and January 28, 2006, respectively	1,197	1,186	1,188
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 690,525 shares, at October 28, 2006, October 29, 2005 and January 28, 2006, respectively	23	23	23
Additional paid-in capital	41,318	37,841	39,244
Retained earnings	319,716	286,882	294,462
Accumulated other comprehensive income	190	81	78
Unearned compensation – restricted stock awards	—	(398)	(229)

	362,444	325,615	334,766

Less Class A common stock in treasury, at cost (5,093,609 Class A shares at October 28, 2006, and 5,055,840 Class A shares at October 29, 2005 and 5,093,840 Class A shares at January 28, 2006)	(94,813)	(94,094)	(94,818)

Total Stockholders’ Equity	267,631	231,521	239,948

Total Liabilities and Stockholders’ Equity	$415,269	$386,137	$406,636

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 28,	October 29,
	2006	2005
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$38,753	$33,191

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,561	15,158
Provision for doubtful accounts	2,111	3,519
Share-based compensation	983	512
Excess tax benefits from share-based compensation	(312)	—
Deferred income taxes	64	6
Loss on disposal of property and equipment	1,323	1,516
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	2,304	(268)
Merchandise inventories	(6,708)	(2,897)
Prepaid and other assets	(416)	(1,752)
Accrued income taxes	1,125	(1,008)
Accounts payable, accrued expenses and other liabilities	(20,327)	(7,903)

Net cash provided by operating activities	34,461	40,074

INVESTING ACTIVITIES
Expenditures for property and equipment	(23,169)	(21,050)
Purchases of short-term investments	(114,143)	(56,689)
Sales of short-term investments	114,110	70,180

Net cash used in investing activities	(23,202)	(7,559)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	600	2,500
Dividends paid	(13,508)	(11,808)
Purchase of treasury stock	—	(2,812)
Payments to settle long term debt	—	(22,000)
Proceeds from employee stock purchase plan	395	416
Excess tax benefits from share-based compensation	312	—
Proceeds from stock options exercised	636	837

Net cash used in financing activities	(11,565)	(32,867)

Net decrease in cash and cash equivalents	(306)	(352)

Cash and cash equivalents at beginning of period	21,734	18,640

Cash and cash equivalents at end of period	$21,428	$18,288

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 28, 2006 and October 29, 2005 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been completed, including reclassifying treasury Class B common stock to treasury Class A common stock. The results of the interim period may not be indicative of the results expected for the entire year.
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
As of the date of this Form 10-Q filing, the Company has submitted insurance claims for losses attributable to Hurricanes Katrina, Rita and Wilma incurred during the third quarter of fiscal 2005. The total amount of the proceeds, which are uncertain at this time, will be classified as a reduction of selling, general and administrative expenses upon receipt. The Company anticipates these claims will be resolved in the fourth quarter of fiscal 2006.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 1 – GENERAL (CONTINUED):
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

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Weighted-average shares outstanding	31,298,253	31,126,752	31,270,347	31,139,741
Dilutive effect of :
Stock options	523,476	516,430	511,307	538,809
Restricted stock	24,512	128,353	13,496	119,950
Employee stock purchase plan	—	—	—	—

Weighted-average shares and common stock equivalents outstanding	31,846,241	31,771,535	31,795,150	31,798,500

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the nine months ended October 28, 2006 and October 29, 2005 were $21,121,000 and $19,668,000, respectively. Cash paid for interest for the nine months ended October 28, 2006 and October 29, 2005 was $-0- and $210,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At October 28, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. This agreement replaced a prior revolving credit agreement which was due to expire in August 2006. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 28, 2006. There were no borrowings outstanding under these credit facilities during the first nine months ended October 28, 2006 or October 29, 2005, or the fiscal year ended January 28, 2006.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this term loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of October 28, 2006 and October 29, 2005.
At October 28, 2006 and October 29, 2005 the Company had approximately $2,151,000 and $1,484,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at October 28, 2006, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 28, 2006	Retail	Credit	Total	October 28, 2006	Retail	Credit	Total
Revenues	$188,171	$2,711	$190,882	Revenues	$633,718	$8,069	$641,787
Depreciation	5,142	27	5,169	Depreciation	15,494	67	15,561
Interest and other income	(2,131)	—	(2,131)	Interest and other income	(5,624)	—	(5,624)
Income before taxes	7,948	1,185	9,133	Income before taxes	57,753	3,179	60,932
Total assets	345,075	70,194	415,269	Total assets	345,075	70,194	415,269
Capital expenditures	5,797	2	5,799	Capital expenditures	23,146	23	23,169

Three Months Ended				Nine Months Ended
October 29, 2005	Retail	Credit	Total	October 29, 2005	Retail	Credit	Total
Revenues	$178,226	$3,128	$181,354	Revenues	$602,522	$9,723	$612,245
Depreciation	5,069	25	5,094	Depreciation	15,076	82	15,158
Interest and other income	(1,235)	—	(1,235)	Interest and other income	(3,247)	—	(3,247)
Income before taxes	5,093	1,292	6,385	Income before taxes	48,486	3,619	52,105
Total assets	320,659	65,478	386,137	Total assets	320,659	65,478	386,137
Capital expenditures	9,366	—	9,366	Capital expenditures	21,048	2	21,050
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Bad debt expense	$722	$1,074	$2,303	$3,517
Payroll	246	251	760	801
Postage	239	223	780	820
Other expenses	292	263	980	884

Total expenses	$1,499	$1,811	$4,823	$6,022

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
As of October 28, 2006, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 4,612,500 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	4,612,500	1,000,000	1,350,000	6,962,500
Options and/or restricted stock available for grant:
January 28, 2006	5,227	—	1,300,500	1,305,727
October 28, 2006	8,827	—	1,092,218	1,101,045
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the nine months ended October 28, 2006:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term	Value (a)
Options outstanding at January 28, 2006	1,343,400	$8.23	3.05 years
Granted	—	—	—
Forfeited or expired	(10,500)
Exercised	(64,275)

Outstanding at October 28, 2006	1,268,625	$8.08	2.17 years	$18,612,870
Vested and exercisable at October 28, 2006	1,180,550	$7.59	1.84 years	$17,896,661

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in the first nine months of fiscal 2006. There were 15,750 options granted in the first quarter and none in the second or third quarters of fiscal 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):

Nine Months Ended
October 29,
2005
Risk free interest rate	4.35%
Expected life	5.0 years
Expected volatility	36.86%
Expected dividend yield	2.62%
Weighted-average grant date fair value per share	$6.19
As of October 28, 2006, there was approximately $345,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.92 years. The total intrinsic value of options exercised during the third quarter and nine months ended October 28, 2006 was approximately $75,000 and $853,000, respectively.
Effective January 29, 2006, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $357,000 and $983,000 for the third quarter and nine month period ended October 28, 2006, respectively, which was classified as a component of selling, general and administrative expenses. No share-based compensation expense was recognized prior to January 29, 2006 except for the amortization of restricted stock grants.
Had stock-based compensation costs been determined based on the fair value at the grant dates, consistent with SFAS No. 123R prior to January 29, 2006, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	October 29,	October 29,
	2005	2005
Net Income as Reported	$4,067	$33,191
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	109	326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(125)	(387)

Pro forma Net Income	$4,051	$33,130

Earnings per share:
Basic – as reported	$.13	$1.07
Basic – pro forma	$.13	$1.06
Diluted – as reported	$.13	$1.04
Diluted – pro forma	$.13	$1.04

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended October 28, 2006, the Company reported $312,000 of excess tax benefits as a financing cash inflow in addition to $1,031,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended
October 28, 2006, the Company sold 21,982 shares to employees at an average discount of $3.17 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $70,000 for the nine months ended October 28, 2006. Prior to the adoption of SFAS 123R, the discount was not required to be charged to expense.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 28, 2006, there was $4,364,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.5 years. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended October 28, 2006 was $285,000 and $795,000, respectively.
The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended October 28, 2006:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
Restricted stock awards at January 28, 2006	150,000	$18.21
Granted	219,754	22.84
Vested	(150,000)	18.21
Forfeited	(5,472)	22.89

Restricted stock awards at October 28, 2006	214,282	$22.84
NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS:
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):
In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. We present such taxes on a net basis. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not believe that the adoption of SAB108 will have a material impact to the financial statements.
In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.7	102.0	101.5	101.9
Cost of goods sold	67.8	67.4	65.3	66.0
Selling, general and administrative	27.4	28.8	25.0	25.2
Depreciation	2.7	2.9	2.5	2.5
Interest expense	—	—	—	—
Interest and other income	(1.1)	(0.7)	(0.9)	(0.5)
Income before income taxes	4.9	3.6	9.6	8.7
Net income	3.1	2.3	3.5	5.5
Comparison of Third Quarter and First Nine Months of 2006 with 2005.
Total retail sales for the third quarter were $187.7 million compared to last year’s third quarter sales of $177.8 million, a 6% increase. Same-store sales were flat in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. For the nine months ended October 28, 2006, total retail sales were $632.1 million compared to last year’s first nine months sales of $601.1 million, a 5% increase, and same-store sales were flat for the comparable nine month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $190.9 million and $641.8 million for the third quarter and nine months ended October 28, 2006, respectively, compared to $181.4 million and $612.2 million for the third quarter and nine months ended October 29, 2005, respectively. The Company operated 1,270 stores at October 28, 2006 compared to 1,222 stores at the end of last year’s third quarter. For the first nine months of 2006 the Company opened 38 stores, relocated 15 stores and closed 12 stores. The Company plans to open approximately 60 stores and close approximately 20 stores during fiscal 2006.
Credit revenue of $2.7 million represented 1.4% of total revenues in the third quarter of 2006, compared to 2005 credit revenue of $3.1 million or 1.7% of total revenues. The reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card and improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.5 million in the third quarter of 2006 compared to last year’s

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS – (CONTINUED):
third quarter expenses of $1.8 million. The decrease in costs was principally due to lower bad debt expense and payroll costs.
Other income in total, as included in total revenues was $3.2 million and $9.7 million for the third quarter and first nine months of fiscal 2006, compared to $3.6 million and $11.1 million for the prior year’s comparable three and nine months periods, respectively. The decrease resulted primarily from lower finance charges and late fee income.
Cost of goods sold was $127.2 million, or 67.8% of retail sales and $413.1 million or 65.3% of retail sales for the third quarter and first nine months of fiscal 2006, compared to $119.9 million, or 67.4% of retail sales and $396.7 million, or 66.0% of retail sales for the prior year’s comparable three and nine month periods, respectively. The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2006 resulted primarily from higher freight and occupancy costs, partially offset by lower procurement costs and lower markdowns. The overall decrease in cost of goods sold as a percent of retail sales for the first nine months of fiscal 2006 resulted primarily from lower procurement costs and lower markdowns. The reduction in procurement cost was primarily the result of increased direct sourcing and the reduction in markdowns was primarily due to improved inventory management and better sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 4.5% to $60.5 million and by 7.1% to $219.0 million for the third quarter and first nine months of fiscal 2006 compared to $57.9 million and $204.4 million for the prior year’s comparable three and nine month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $51.5 million, or 27.4% of retail sales and $157.8 million, or 25.0% of retail sales for the third quarter and first nine months of fiscal 2006, compared to $51.2 million, or 28.8% of retail sales and $151.3 million, or 25.2% of retail sales for prior year’s comparable three and nine months periods, respectively. SG&A expenses as a percentage of retail sales decreased 140 basis points for the third quarter of fiscal 2006 as compared to the prior year and decreased 20 basis points for the first nine months of fiscal 2006, as compared to the prior year. The decline in SG&A expenses as a percentage of retail sales for the third quarter of fiscal 2006 was primarily attributable to a decrease in incentive based compensation expenses. The overall dollar increase in SG&A expenses for the third quarter of fiscal 2006 resulted primarily from increased worker’s compensation expenses and salary expense. For the first nine months of fiscal 2006, the

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS – (CONTINUED):
decrease in SG&A expenses as a percentage of retail sales resulted primarily from decreased incentive based compensation expenses and bad debt expense. The overall dollar increase in SG&A expenses for the first nine months of fiscal 2006 resulted primarily from increased salary expense.
Depreciation expense was $5.2 million, or 2.7% of retail sales and $15.6 million or 2.5% of retail sales, for the third quarter and first nine months of fiscal 2006, compared to $5.1 million, or 2.9% of retail sales and $15.2 million, or 2.5% of retail sales, for prior year’s comparable three and nine month periods, respectively.
The Company had no interest expense for the third quarter of fiscal 2006 or fiscal 2005, except for accretion resulting from the amortization of the retirement liability created upon the co-founders’ retirement in January 2004. The decline for the nine month period was attributable to the early retirement of the remaining balance of $20.5 million on the Company’s unsecured loan facility, paid on April 5, 2005.
Interest and other income was $2.1 million, or 1.1% of retail sales and $5.6 million, or 0.9% of retail sales for the third quarter and first nine months of fiscal 2006, compared to $1.2 million, or 0.7% of retail sales and to $3.2 million, or 0.5% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The increase in the third quarter and first nine months of fiscal 2006 resulted primarily from higher interest rates and a refund settlement on third-party credit card fees of $0.5 million in the second quarter of fiscal 2006.
Income tax expense was $3.3 million, or 1.8% of retail sales and $22.2 million, or 3.5% of retail sales, for the third quarter and first nine months of fiscal 2006, compared to $2.3 million, or 1.3% of retail sales and $18.9 million, or 3.2% of retail sales, for the prior year’s comparable three and nine month periods. The third quarter increase resulted from higher pre-tax income. The effective income tax rate for the third quarter and first nine months of fiscal 2006 was 35.8% and 36.4% respectively, compared to 36.3% for the prior year’s comparable three and nine month periods.
As of the date of this Form 10-Q filing, the Company has submitted insurance claims for losses attributable to Hurricanes Katrina, Rita and Wilma incurred during the third quarter of fiscal 2005. The total amount of the proceeds, which are uncertain at this time, will be classified as a reduction of selling, general and administrative expenses upon receipt. The Company anticipates these claims will be resolved in the fourth quarter of fiscal 2006.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2006 was $34.5 million as compared to $40.1 million in the first nine months of fiscal 2005. These amounts enable the Company to fund its regular

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs. There were no outstanding borrowings on these facilities at October 28, 2006.
Cash provided by operating activities for the first nine months of fiscal 2006 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $5.6 million for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 was primarily due to higher payables reduction in fiscal 2006, partially offset by higher net income in fiscal 2006.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2006 and for the foreseeable future beyond twelve months.
At October 28, 2006, the Company had working capital of $158.7 million compared to $133.0 million at October 29, 2005. Additionally, the Company had $1.9 million invested in privately managed investment funds at October 28, 2006, which are included in other assets on the Condensed Consolidated Balance Sheets.
At October 28, 2006, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 28, 2006. There were no borrowings outstanding under these credit facilities during the first nine months ended October 28, 2006 or the fiscal year ended January 28, 2006.
On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest. Interest was based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of October 28, 2006 and October 29, 2005.
At the October 28, 2006 and October 29, 2005, the Company had approximately $2.2 million and $1.5 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
Expenditures for property and equipment totaled $23.2 million in the first nine months of fiscal 2006, compared to $21.1 million in last year’s first nine months. The expenditures for the first nine months of 2006 were primarily for store development and investments in new technology. In fiscal 2006, the Company is planning to invest approximately $27.0 — $30.0 million for capital expenditures. This includes expenditures to open 60 new stores, relocate 20 stores and remodel 10 stores.
Net cash used in investing activities totaled $23.2 million in the first nine months of fiscal 2006 compared to $7.6 million provided for the comparable period of 2005. The increase was due primarily to the net increase in purchases over sales of short-term investments.
On May 25, 2006, the Board of Directors increased the quarterly dividend by 15% from $.13 per share to $.15 per share, or an annualized rate of $.60 per share.
The Company does not use derivative financial instruments. At October 28, 2006, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 28, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 28, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE CATO CORPORATION

December 1, 2006 Date	/s/ John P. D. Cato John P. D. Cato
Chairman, President and
Chief Executive Officer

December 1, 2006 Date	/s/ Robert M. Sandler Robert M. Sandler
Senior Vice President
Controller
principal financial officer