Form 10-K
period 2007-02-03
CATO CORP
filed 2007-04-03
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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
Class A Common Stock New York Stock Exchange
Preferred Share Purchase Rights New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑     Accelerated filer  ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 28, 2006, the last business day of the Company’s most recent second quarter, was $732,631,650 based on the last reported sale price per share on the New York Stock Exchange on that date.

As of March 27, 2007, there were 30,875,865 shares of Class A Common Stock and 690,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2007 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

Forward-looking Information

The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2007 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 3, 2007 (fiscal 2006), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation. Our website is located at www.catocorp.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at our Company offices at 8100 Denmark Road, Charlotte, North Carolina 28273-5975.

PART I

Item 1.	Business:

General

The Company, founded in 1946, operated 1,276 women’s fashion specialty stores at February 3, 2007, in 31 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions”, “Cato Plus” and “It’s Fashion!”. The Company seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Company’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private label and is produced by various vendors in accordance with the Company’s specifications. Most stores range in size from 3,500 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 12% of retail sales in fiscal 2006. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Merchandise Assortment.  The Company’s stores offer a wide assortment of on-trend apparel and accessory items in junior/missy, plus sizes and girls sizes 7 to 16 and emphasize color, product coordination and selection. Colors and styles are coordinated and presented so that outfit selection is easily made.

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

Credit and Layaway Programs.  The Company offers its own credit card and a layaway plan to make the purchase of its merchandise more convenient for its customers.

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

The collaboration of the merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings delivering quality exclusive on-trend styles at lower costs. The product development and direct sourcing operations provide research on emerging fashion and color trends, technical services and direct sourcing options.

As a part of its merchandising strategy, members of the Company’s merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors. The Company also takes aggressive markdowns on slow-selling merchandise and does not carry over merchandise to the next season.

Purchasing, Allocation and Distribution

Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2006, purchases from the Company’s largest vendor accounted for approximately 4% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, the Company does not expect that any economic, political or social unrest in any one geographic region would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise. However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company. See “Risk Factors — Risks Relating To Our Business — Changes or other disruptions in the Company’s merchandise supply chain including those affecting the importation of goods from the foreign markets that supply a significant amount of the Company’s merchandise, could materially and adversely affect the Company’s costs and results of operations.”

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

All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week. The centralization of the Company’s distribution process also subjects it to risks in the event of damage to or destruction of its distribution facility or other disruptions affecting the distribution center or the flow of goods into or out of Charlotte, North Carolina generally. See “Risk Factors — Risks Relating To Our Business — A disruption or shutdown of our centralized distribution center could materially and adversely affect our business and results of operations.”

Advertising

The Company uses radio, television, in store signage, graphics and a Company website as its primary advertising media. The Company’s total advertising expenditures were approximately .8% of retail sales in fiscal 2006.

Store Operations

The Company’s store operations management team consists of 1 director of stores, 4 territorial managers, 16 regional managers and 141 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

All of the Company’s stores are leased. Approximately 95% are located in strip shopping centers and 5% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2002.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2002	937	90	5	1,022
2003	1,022	87	7	1,102
2004	1,102	80	5	1,177
2005	1,177	82	15	1,244
2006	1,244	58	26	1,276

In Fiscal 2006 the Company relocated 20 stores and remodeled 8 stores.

In Fiscal 2007 the Company plans to open approximately 90 new stores, relocate 25 stores, close up to 15 stores, and remodel 15 stores.

The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. The 26 stores closed in 2006 were not material to the Company’s results of operations.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for 7.9%, 8.4% and 9.3% of retail sales in fiscal 2006, 2005 and 2004, respectively. The Company’s net bad debt expense was 4.1%, 7.2% and 7.3% of credit sales in fiscal 2006, 2005 and 2004, respectively.

Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

Layaway Plan

Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 4% of retail sales in fiscal 2006, 2005 and 2004.

Management Information Systems

The Company’s systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly ranking report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales but can be somewhat modified to accommodate unexpected increases or decreases in demand for a particular item.

Sales information is projected by merchandise category and, in some cases, is further projected and actual performance measured by stock keeping unit (SKU). Merchandise allocation models are used to distribute merchandise to individual stores based upon historical sales trends, climatic differences, customer demographic differences and targeted inventory turnover rates.

Competition

The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with mass merchandise chains, discount store chains and major department stores. The Company expects its stores in larger cities and metropolitan areas to face more intense competition.

Seasonality

Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating and net income are realized during the first and fourth quarters. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Regulation

A variety of laws affect the revolving credit program offered by the Company. The Federal Consumer Credit Protection Act (Truth-in Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the U.S. Patriot Act and the Bank Secrecy Act, which require the Company to monitor account holders and account transactions, respectively. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

As of February 3, 2007, the Company employed approximately 10,400 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

Item 1A.	Risk Factors:

An investment in our common stock involves numerous types of risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the disclosures under “Forward Looking Information” above in evaluating our Company and any potential investment in our common stock. If any of the following risks or uncertainties occurs, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock. The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operating results and financial condition.

Risks Relating To Our Business:

If we are unable to anticipate, identify and respond to rapidly changing fashion trends and customer demands in a timely manner, our business and results of operations could materially suffer.

Customer tastes and fashion trends, particularly for women’s apparel, are volatile and tend to change rapidly. Our success depends in part upon our ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers. If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would adversely affect our margins and results of operations.

Unusual weather, natural disasters or similar events may adversely affect our sales or operations.

Extreme changes in weather patterns or natural disasters can influence customer trends and shopping habits. For example, heavy rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect our business. Extreme weather patterns, natural disasters, power outages, terrorist acts or other catastrophic events could reduce customer traffic in our stores and likewise disrupt our ability to conduct operations, which could materially and adversely affect us.

Changes or other disruptions in the Company’s merchandise supply chain, including those affecting the pricing or importation of goods from the foreign markets that supply a significant amount of the Company’s merchandise, could materially and adversely affect the Company’s costs and results of operations.

A significant amount of our merchandise is manufactured overseas, principally in the Far East. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to or duties on imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have a material adverse effect on our business. If we are forced to source merchandise from other countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell. If we were not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Our costs are affected by foreign currency fluctuations.

Because we purchase a significant portion of our inventory from foreign suppliers, our cost of these goods is affected by the fluctuation of the local currencies where these goods are produced against the dollar. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. Accordingly, foreign currency fluctuations may have a material adverse effect on our business, financial condition and results of operations.

An actual or perceived decline in general economic conditions or outlook may reduce consumer demand for our apparel and accessories.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel and energy costs, salaries and wage rates, tax rates, the availability of consumer credit, consumer confidence generally or consumer perceptions of economic conditions or trends. A general slowdown in the United States economy or a negative or uncertain economic outlook may adversely affect consumer spending habits, which may result in lower net sales. Numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, or similar events, may dampen consumer confidence, and accordingly lead to reduced consumer spending. A prolonged economic downturn or loss of consumer confidence could have a material adverse effect on our business, results of operations and financial condition.

A disruption or shutdown of our centralized distribution center could materially and adversely affect our business and results of operations.

The distribution of our products is centralized in one distribution center in Charlotte, North Carolina. The merchandise we purchase is shipped directly to our distribution center where it is prepared for shipment to the appropriate stores. If the distribution center were to be shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted. Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into or out of the Charlotte metropolitan area. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center.

A delay in the successful opening of the number of new stores we have planned could adversely affect our business and results of operations.

Our ability to open and operate new stores depends on many factors including our ability to identify suitable store locations, negotiate acceptable lease terms, and hire and train appropriate store personnel. In addition, we continue to expand our operations to new regions of the country where we have not done business before. This expansion may present new challenges in competition, distribution and merchandising as we enter these new markets.

Risks Relating To Our Common Stock:

Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.

Our business varies with general seasonal trends that are characteristic of the retail apparel industry. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the first quarter of our fiscal year compared to other quarters. Such seasonal and quarterly fluctuations could adversely affect the market price of our common stock.

The interests of a principal shareholder may limit the ability of other shareholders to influence the direction of the Company.

As of March 27, 2007, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 37% of the voting power of our common stock. As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders including the election of directors and the approval of mergers and other business combinations. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests. In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 4A.	Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 31, 2007 are as follows:

Name	Age	Position

John P. D. Cato	56	Chairman, President and Chief Executive Officer
Michael T. Greer	44	Executive Vice President, Director of Stores
Howard A. Severson	59	Executive Vice President, Chief Real Estate and Store Development Officer
Thomas W. Stoltz	46	Executive Vice President, Chief Financial Officer
Stuart L. Uselton	46	Executive Vice President, Chief Administrative Officer
B. Allen Weinstein	60	Executive Vice President, Chief Merchandising Officer

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

Michael T. Greer has been employed by the Company since 1985. Since May 2006, he has served as Executive Vice President, Director of Stores of the Company. From November 2004, until May 2006, he served as Senior Vice President, Director of Stores of the Company. From February 2004 until November 2004, he served as Senior Vice President, Director of Stores of the Cato Division. From 2002 to 2003 Mr. Greer served as Vice President, Director of Stores of the It’s Fashion! Division. From 1999 to 2001 he served as Territorial Vice President of Stores of the Cato Division and from 1996 to 1999 he served as Regional Vice President of Stores of the Cato Division. From 1985 to 1995, Mr. Greer held various store operational positions in the Cato Division.

Howard A. Severson has been employed by the Company since 1985. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer and Assistant Secretary. From 1993 to 2001 Mr. Severson also served as a director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President — Chief Real Estate Officer.

Thomas W. Stoltz joined the Company as Executive Vice President, Chief Financial Officer in December 2006. From 2000 through 2006, he was employed by Citi Trends, Inc., a specialty retailer, as Chief Financial Officer. From 1999 to 2000, he was employed by Sharon Luggage and Gifts, a luggage and gift retailer, as Chief Financial Officer. From 1996 through 1998, he was employed by Factory Card Outlet Corp, a card specialty retailer, as Chief Financial Officer. From 1994 to 1996, he was employed by Dollar General Corp, a discount retailer, as Interim Chief Financial Officer and Corporate Controller.

Stuart L. Uselton joined the Company as Vice President, Tax and Treasury in July 2000. Since November 2006, he has served as Executive Vice President, Chief Administrative Officer. From 1991 to 2000, he was employed by Tractor Supply Company, a supply specialty retailer, as Director of Tax and Assistant Treasurer. From 1984 to 1991, he was employed by Deloitte & Touche LLP, as a Tax Manager.

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

Market & Dividend Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CTR. As required by Section 3.03A.12(a) of the NYSE listing standards, The Cato Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards. Below is the market range and dividend information for the four quarters of fiscal 2006 and 2005 which have been adjusted for a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effected June 27, 2005.

	Price
2006	High	Low	Dividend

First quarter	$23.86	$19.80	$.13
Second quarter	26.25	21.86	.15
Third quarter	25.52	21.91	.15
Fourth quarter	24.94	21.70	.15

	Price
2005	High	Low	Dividend

First quarter	$22.17	$17.09	$.117
Second quarter	21.80	17.07	.13
Third quarter	21.45	18.51	.13
Fourth quarter	23.35	19.52	.13

As of March 27, 2007 the approximate number of record holders of the Company’s Class A Common Stock was 1,430 and there was 1 record holder of the Company’s Class B Common Stock.

The Board of Directors had authorized the repurchase of 7,581,025 shares from time to time when, in the opinion of management, market conditions warrant. No shares were repurchased in the fiscal year ended February 3, 2007, while 1,556,775 shares remain open to purchase pursuant to this authorization.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers Apparel Index and (ii) the Russell 2000 Index.

The Cato Corporation
Stock Performance Graph

THE CATO CORPORATION
STOCK PERFORMANCE TABLE
(BASE 100 — IN DOLLARS)

		DOW JONES
LAST TRADING DAY	THE CATO	U.S. RETAILERS	RUSSELL 2000
OF THE FISCAL YEAR	CORPORATION	APPL INDEX	INDEX
2/01/02	100	100	100
1/31/03	88	87	79
1/30/04	103	116	124
1/28/05	148	140	133
1/27/06	160	160	160
2/02/07	169	193	179

The graph assumes an initial investment of $100 on February 1, 2002, the last trading day prior to the commencement of the Company’s 2002 fiscal year, and that all dividends were reinvested.

Item 6.	Selected Financial Data:

Certain selected financial data for the five fiscal years ended February 3, 2007 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

The five-year selected consolidated financial data presented in this Item 6 has been adjusted to reflect a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effected June 27, 2005.

Fiscal Year	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales	$862,813	$821,639	$773,809	$731,770	$732,742
Other income	13,072	14,742	15,795	15,497	15,589
Total revenues	875,885	836,381	789,604	747,267	748,331
Cost of goods sold (exclusive of depreciation shown below)	572,712	546,955	528,916	508,991	496,954
Gross margin	290,101	274,684	244,893	222,779	235,788
Gross margin percent	33.6%	33.4%	31.6%	30.4%	32.2%
Selling, general and administrative	212,157	203,156	187,618	174,202	168,914
Selling, general and administrative percent of retail sales	24.6%	24.7%	24.2%	23.8%	23.1%
Depreciation	20,941	20,275	20,397	18,695	14,913
Interest expense	41	183	717	306	21
Interest and other income	(9,597)	(4,563)	(2,739)	(3,614)	(3,701)
Income before income taxes	79,631	70,375	54,695	48,687	71,230
Income tax expense	28,181	25,546	19,854	17,673	25,785
Net income	$51,450	$44,829	$34,841	$31,014	$45,445
Basic earnings per share	$1.64	$1.44	$1.13	$.89	$1.19
Diluted earnings per share	$1.62	$1.41	$1.11	$.88	$1.17
Cash dividends paid per share	$.58	$.507	$.457	$.42	$.39

SELECTED OPERATING DATA:
Stores open at end of year	1,276	1,244	1,177	1,102	1,022
Average sales per store(1)	$685,000	$684,000	$682,000	$692,000	$753,000
Average sales per square foot of selling space	$175	$173	$170	$171	$184
Comparable store sales increase (decrease)	(2)%	1%	0%	(7)%	0%

BALANCE SHEET DATA (at period end):
Cash, cash equivalents and short-term investments	$123,542	$107,819	$107,228	$71,402	$106,936
Working capital	176,464	139,114	136,980	117,403	166,264
Total assets	432,322	406,636	397,323	356,284	387,272
Total stockholders’ equity	276,793	239,948	211,175	186,075	262,505

(1)	Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

(2)	The fiscal year ended February 3, 2007 contained 53 weeks versus 52 weeks in the prior fiscal years 2005-2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	February 3,	January 28,	January 29,
Fiscal Year Ended	2007	2006	2005

Retail sales	100.0%	100.0%	100.0%
Other income	1.5	1.8	2.0
Total revenues	101.5	101.8	102.0
Cost of goods sold	66.4	66.6	68.4
Selling, general and administrative	24.6	24.7	24.2
Depreciation	2.4	2.5	2.6
Interest expense	0.0	0.0	0.1
Interest and other income	(1.1)	(0.6)	(0.4)
Income before income taxes	9.2	8.6	7.1
Net income	6.0%	5.5%	4.5%

Fiscal 2006 Compared to Fiscal 2005

Retail sales increased by 5% to $862.8 million in fiscal 2006 compared to $821.6 million in fiscal 2005. The fiscal year ended February 3, 2007 contained 53 weeks versus 52 weeks in fiscal year ended January 28, 2006. The increase in retail sales in fiscal 2006 was attributable to sales from new stores and the additional week. The additional week in fiscal 2006 increased total sales by $17.2 million for the year. On an equivalent 53 week basis, comparable stores decreased 2% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 5% to $875.9 million in fiscal 2006 compared to $836.4 million in fiscal 2005. The Company operated 1,276 stores at February 3, 2007 compared to 1,244 stores operated at January 28, 2006.

In fiscal 2006, the Company opened 58 new stores, relocated 20 stores, remodeled 8 stores and closed 26 stores.

Credit revenue of $10.9 million represented 1.2% of total revenue in fiscal 2006. This is comparable to 2005 credit revenue of $12.7 million or 1.5% of total revenue. The decrease in credit revenue was primarily due to reductions in finance charge income and late fee income as a result of lower accounts receivable balances and a higher percentage of accounts current. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $5.9 million in fiscal 2006 compared to $7.9 million in fiscal 2005. The decrease in these expenses was principally due to lower bad debt expense in fiscal 2006. See Note 14 of the Consolidated Financial Statements for a schedule of credit related expenses. Total credit income before taxes increased $0.2 million from $4.7 million in 2005 to $4.9 million in 2006 due to decreased bad debt expense. Total credit income of $4.9 million in 2006 represented 6.1% of total income before taxes of $79.6 million.

Other income in total, as included in total revenues in fiscal 2006, decreased slightly to $13.1 million from $14.7 million in fiscal 2005. The decrease resulted primarily from a decrease in finance and late charges.

Cost of goods sold was $572.7 million, or 66.4% of retail sales, in fiscal 2006 compared to $547.0 million, or 66.6% of retail sales, in fiscal 2005. The decrease in cost of goods sold as a percent of retail sales resulted primarily from lower procurement costs and reduced markdowns. The reduction in procurement costs is primarily the result of increased direct sourcing and the reduction in markdowns is primarily due to improved inventory control and increased sales of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 6% to $290.1 million in fiscal 2006 from $274.7 million in fiscal 2005. Gross margin as presented may not be comparable to those of other companies.

Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $212.2 million in fiscal 2006 compared to $203.2 million in fiscal 2005, an increase of 4%. As a percent of retail sales, SG&A was 24.6% compared to 24.7% in the prior year. The overall dollar increase in SG&A resulted primarily from increased salary expense driven by store development, offset by a decrease in incentive based compensation expenses.

Depreciation expense was $20.9 million in fiscal 2006 compared to $20.3 million in fiscal 2005. The depreciation expense in fiscal 2006 and 2005 resulted primarily from the Company’s store development activity and investment in technology.

Interest expense was $0.0 million in fiscal 2006 compared to $0.2 million in fiscal 2005. The decline was attributable to the early retirement of the remaining balance of $20.5 million on the Company’s unsecured loan facility, paid on April 5, 2005.

Interest and other income was $9.6 million in fiscal 2006 compared to $4.6 million in fiscal 2005. The increase in fiscal 2006 resulted primarily from higher interest rates, settlement of insurance claims for losses attributable to hurricanes during the third quarter of fiscal 2005 of $2.4 million received in the fourth quarter of fiscal 2006, and a refund settlement on third-party credit card fees of $0.5 million received in the second quarter of fiscal 2006.

Income tax expense was $28.2 million, or 3.2% of retail sales in fiscal 2006 compared to $25.5, or 3.1% of retail sales in fiscal 2005. The increase resulted from higher pre-tax income, partially offset by a reduction in the effective tax rate. The effective tax rate was 35.4% in fiscal 2006 and 36.3% in fiscal 2005. The Company expects the effective rate in 2007 to be approximately 35.7%.

Fiscal 2005 Compared to Fiscal 2004

Retail sales increased by 6% to $821.6 million in fiscal 2005 compared to $773.8 million in fiscal 2004. Total revenues increased by 6% to $836.4 million in fiscal 2005 compared to $789.6 million in fiscal 2004. The Company operated 1,244 stores at January 28, 2006 compared to 1,177 stores operated at January 29, 2005.

The increase in retail sales in fiscal 2005 was attributable to sales from new stores and increased sales in comparable stores (open more than 15 months) of 1%. In fiscal 2005, the Company increased its number of stores 6% by opening 82 new stores, relocating 16 stores, remodeling 9 stores and closing 15 stores.

Credit revenues decreased $1.5 million from $14.2 million in 2004 to $12.7 million in 2005 mainly due to decreased finance charges and late fees. Credit revenues represented 1.5% of total revenues in 2005 and 1.8% in 2004. Related expenses totaled $7.9 million in 2005 compared to $8.7 million in 2004 principally due to lower bad debt expenses in 2005. Total credit income before taxes decreased $0.7 million from $5.4 million in 2004 to $4.7 million in 2005 as a result of the decreased revenues, partially offset by decreased bad debt expense. Total credit income of $4.7 million in 2005 represented 6.7% of total income before taxes of $70.4 million.

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

SG&A expenses were $203.2 million in fiscal 2005 compared to $187.6 million in fiscal 2004, an increase of 8%. As a percent of retail sales, SG&A was 24.7% compared to 24.2% in the prior year. The overall increase in SG&A resulted primarily from increased incentive and discretionary bonuses and increased infrastructure expenses attributable to the Company’s store development activities.

Depreciation expense was $20.3 million in fiscal 2005 compared to $20.4 million in fiscal 2004. The depreciation expense in fiscal 2005 and 2004 resulted primarily from the Company’s store development activity.

Interest and other income was $4.6 million in fiscal 2005 compared to $2.7 million in fiscal 2004. The increase in fiscal 2005 resulted primarily from higher interest rates earned on short-term investments.

Income tax expense was $25.5 million, or 3.1% of retail sales in fiscal 2005 compared to $19.9 million, or 2.6% of retail sales in fiscal 2004. The increase resulted from higher pre-tax income.

During the third quarter of fiscal 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of accounts receivable write-off of approximately $1,700,000. This write-off reduced the gross Accounts Receivable balance and the Allowance for Doubtful Accounts in the third quarter of 2005. Accordingly, this change in process had no effect on the prior period’s earnings or the current year and management does not expect that the change will have a material effect on the Company’s future earnings or financial position.

Off Balance Sheet Arrangements

Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, shrinkage accrual and reserves for uncertain tax positions.

The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging roll rates over a period of up to 12 months. The allowance is reviewed for adequacy and adjusted, as necessary, on a monthly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio. During the third quarter of fiscal 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of accounts receivable write-off of approximately $1,700,000. This write-off reduced the gross accounts receivable balance and the Allowance for Doubtful Accounts in the third quarter of 2005. Accordingly, this change in process had no effect on the period’s earnings and management does not expect that the change will have a material effect on the Company’s future earnings or financial position.

Merchandise Inventories

The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost (first-in, first-out method) or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying an average cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry. Inherent in the retail method are certain significant estimates, including initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last inventory and the financial reporting date. The Company continuously reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory. The general economic environment for retail apparel sales could result in an increase in the level of markdowns, which would result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. Management makes estimates regarding markdowns based on inventory levels on hand and customer demand, which may impact inventory valuations. Markdown exposure with respect to inventories on hand is limited due to the fact that seasonal merchandise is not carried forward. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Lease Accounting

The Company recognizes rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, “Accounting for Leases”. Our lease agreements generally provide for scheduled rent increases during the lease term or rent holidays, including rental payments commencing at a date other than the date of initial occupancy. We include any rent escalation and rent holidays in our straight-line rent expense. In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in other noncurrent liabilities in the consolidated balance sheets. This deferred rent is amortized over the lease term as a reduction of rent expense. Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term. See Note 1 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

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

Tax Reserves

The Company records liabilities for uncertain tax positions principally related to state income taxes. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. Despite our belief that our estimates and judgments are reasonable, differences between our estimated and actual tax liabilities could exist. These differences may arise from settlements of tax audits, expiration of the statute of limitations, or the evolution and application of the various jurisdictional tax codes and regulations. Any differences will be recorded in the period in which they become known and could have a material effect on the results of operations in the period the adjustment is recorded.

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

Liquidity, Capital Resources and Market Risk

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2006 was $58.7 million as compared to $70.9 million in fiscal 2005. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s common stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at February 3, 2007.

Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital. The decrease of $12.2 million for fiscal 2006 over fiscal 2005 is primarily due to a higher payables reduction offset by a decrease in prepaid expenses, other assets and the increase in net earnings of $6.6 million.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2007 and for the foreseeable future.

At February 3, 2007, the Company had working capital of $176.5 million compared to $139.1 million at January 28, 2006. Additionally, the Company had $1.9 million invested in privately managed investment funds at February 3, 2007, which are reported under other noncurrent assets of the consolidated balance sheets.

At February 3, 2007, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 3, 2007. There were no borrowings outstanding under these credit facilities during the fiscal year ended February 3, 2007 or the fiscal year ended January 28, 2006.

On August 22, 2003, the Company entered into a new unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of February 3, 2007 or January 28, 2006.

The Company had approximately $4.5 million and $2.8 million at February 3, 2007 and January 28, 2006, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $27.5 million, $28.5 million and $25.3 million in fiscal 2006, 2005 and 2004, respectively. The expenditures for fiscal 2006 were primarily for store development, store remodels and investments in new technology. In fiscal 2007, the Company is planning to invest approximately $30 million in capital expenditures. This includes expenditures to open 90 new stores, relocate 20 stores and close up to 15 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

Net cash used in investing activities totaled $40.0 million for fiscal 2006 compared to $26.0 million used for the comparable period of 2005. The increase was due primarily to an increase in purchases of short-term investments, offset by an increase of sales of short-term investments.

On May 25, 2006, the Board of Directors increased the quarterly dividend by 15% from $.13 per share to $.15 per share, or an annualized rate of $.60 per share.

The Company does not use derivative financial instruments. At February 3, 2007, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

The following table shows the Company’s obligations and commitments as of February 3, 2007, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Merchandise letters of credit	$4,533	$4,533	$—	$—	$—	$—	$—
Operating leases	141,734	51,001	39,103	26,462	16,904	8,235	29

Total Contractual Obligations	$146,267	$55,534	$39,103	$26,462	$16,904	$8,235	$29

Recent Accounting Pronouncements

Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 included: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact on the Company’s consolidated financial statements for fiscal 2006 was an additional compensation expense of $235,000.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this Interpretation on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.  Financial Statements and Supplementary Data:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Cato Corporation:

We have completed integrated audits of The Cato Corporation’s consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and supplemental schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on those criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007 based on those criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 3, 2007

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands, except per share data)

REVENUES
Retail sales	$862,813	$821,639	$773,809
Other income (principally finance charges, late fees and layaway charges)	13,072	14,742	15,795

Total revenues	875,885	836,381	789,604

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	572,712	546,955	528,916
Selling, general and administrative	212,157	203,156	187,618
Depreciation	20,941	20,275	20,397
Interest expense	41	183	717
Interest and other income	(9,597)	(4,563)	(2,739)

	796,254	766,006	734,909

Income before income taxes	79,631	70,375	54,695
Income tax expense	28,181	25,546	19,854

Net income	$51,450	$44,829	$34,841

Basic earnings per share	$1.64	$1.44	$1.13

Basic weighted average shares	31,281,163	31,117,214	30,876,393

Diluted earnings per share	$1.62	$1.41	$1.11

Diluted weighted average shares	31,815,332	31,789,887	31,478,061

Dividends per share	$.580	$.507	$.457

Comprehensive income:
Net income	$51,450	$44,829	$34,841
Unrealized gains on available-for-sale securities, net of deferred income tax liability or benefit	147	7	13

Net comprehensive income	$51,597	$44,836	$34,854

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$24,833	$21,734
Short-term investments	98,709	86,085
Accounts receivable, net of allowance for doubtful accounts of $3,554 at February 3, 2007 and $3,694 at January 28, 2006	45,958	49,644
Merchandise inventories	115,918	103,370
Deferred income taxes	7,508	8,526
Prepaid expenses	6,587	2,318

Total Current Assets	299,513	271,677
Property and equipment — net	128,461	124,104
Other assets	4,348	10,855

Total Assets	$432,322	$406,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,046	$78,036
Accrued expenses	29,526	31,967
Accrued bonus and benefits	10,756	17,570
Accrued income taxes	5,721	4,990

Total Current Liabilities	123,049	132,563
Deferred income taxes	8,817	9,261
Other noncurrent liabilities (primarily deferred rent)	23,663	24,864

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 35,955,815 and 35,622,516 shares issued at February 3, 2007 and January 28, 2006, respectively	1,199	1,188
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 690,525 shares at February 3, 2007 and January 28, 2006, respectively	23	23
Additional paid-in capital	42,475	39,244
Retained earnings	327,684	294,462
Accumulated other comprehensive income	225	78
Unearned compensation — restricted stock awards	—	(229)

	371,606	334,766
Less Class A common stock in treasury, at cost (5,093,609 shares at February 3, 2007 and 5,093,840 shares at January 28, 2006, respectively)	(94,813)	(94,818)

Total Stockholders’ Equity	276,793	239,948

Total Liabilities and Stockholders’ Equity	$432,322	$406,636

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$51,450	$44,829	$34,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,941	20,275	20,397
Provision for doubtful accounts	2,633	4,650	5,096
Share — based compensation	1,326	682	682
Excess tax benefits from share-based compensation	(768)	—	—
Deferred income taxes	574	(3,656)	(817)
Loss on disposal of property and equipment	2,079	1,757	1,554
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	1,053	(3,405)	(3,271)
Merchandise inventories	(12,548)	(2,832)	(3,246)
Prepaid and other assets	2,238	(1,065)	3,406
Accrued income taxes	1,499	525	(41)
Accounts payable, accrued expenses and other liabilities	(11,776)	9,183	21,250

Net cash provided by operating activities	58,701	70,943	79,851

INVESTING ACTIVITIES
Expenditures for property and equipment	(27,547)	(28,512)	(25,301)
Purchases of short-term investments	(180,463)	(94,845)	(122,380)
Sales of short-term investments	167,985	97,355	81,350

Net cash used in investing activities	(40,025)	(26,002)	(66,331)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	500	(3,100)	(2,800)
Dividends paid	(18,228)	(15,867)	(14,134)
Purchases of treasury stock	—	(3,536)	—
Payments to settle long term debt	—	(22,000)	(5,500)
Proceeds from employee stock purchase plan	413	430	478
Excess tax benefits from share-based compensation	768	—	—
Proceeds from stock options exercised	970	2,226	3,219

Net cash used in financing activities	(15,577)	(41,847)	(18,737)

Net increase (decrease) in cash and cash equivalents	3,099	3,094	(5,217)
Cash and cash equivalents at beginning of year	21,734	18,640	23,857

Cash and cash equivalents at end of year	$24,833	$21,734	$18,640

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock Awards	Stock	Equity
	(Dollars in thousands)

Balance — January 31, 2004	867	187	99,676	244,792	58	(1,593)	(157,912)	186,075
*Comprehensive income:
Net income				34,841				34,841
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $7					13			13
Dividends paid ($.457 per share)				(14,134)				(14,134)
Class A common stock sold through employee stock purchase plan — 40,965 shares	1		477					478
Class A common stock sold through stock option plans — 294,000 shares	7		2,354					2,361
Income tax benefit from stock options exercised			859					859
Unearned compensation — restricted stock awards						682		682

Balance — January 29, 2005	875	187	103,366	265,499	71	(911)	(157,912)	211,175
*Comprehensive income:
Net income				44,829				44,829
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $3					7			7
Dividends paid ($.507 per share)				(15,866)				(15,866)
Class A common stock sold through employee stock purchase plan — 28,684 shares	1		429					430
Class A common stock sold through stock option plans — 172,025 shares	5		1,310					1,315
Income tax benefit from stock options exercised			912					912
Purchase of treasury shares — 186,531							(3,536)	(3,536)
Cancellation of treasury shares — 6,136,354	143		(66,773)				66,630	—
Shares reclassified from Class B to Class A — 4,907,309 shares (see Note 8)	164	(164)						—
Unearned compensation — restricted stock awards						682		682

Balance — January 28, 2006	1,188	23	39,244	294,462	78	(229)	(94,818)	239,948
*Comprehensive income:
Net income				51,450				51,450
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $78					147			147
Dividends paid ($.58 per share)				(18,228)				(18,228)
Class A common stock sold through employee stock purchase plan — 22,873 shares	1		484					485
Class A common stock sold through stock option plans — 95,775 shares	3		1,127					1,130
Class A common stock issued through restricted stock grant plans 214,882 shares	7		857					864
Income tax benefit from stock options exercised			768					768
Cancellation of treasury shares — 231 shares			(5)				5	—
Unearned compensation — restricted stock awards						229		229

Balance — February 3, 2007	1,199	23	42,475	327,684	225	—	(94,813)	276,793

*	Total comprehensive income for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was $51,597, $44,836 and $34,854, respectively.

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Principles of Consolidation:  The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year:  The Company has two business segments — the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus” and “It’s Fashion!” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2006 had 53 weeks while fiscal 2005 and fiscal 2004 had 52 weeks.

Use of Estimates:  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, inventory shrinkage accrual and tax contingency reserves.

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

Supplemental Cash Flow Information:  Income tax payments, net of refunds received, for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 were $26,651,000, $28,415,000 and $18,454,000, respectively. Cash paid for interest for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 were $-0- $143,000 and $610,000, respectively.

Inventories:  Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment:  Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives. Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information Technology equipment and software	3-10 years

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2006, 2005 and 2004 were $479,178, $387,139 and $306,983, respectively. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

The Company determines the classification of leases consistent with FASB issued Statement No. 13 (“SFAS 13”), “Accounting for Leases”. The Company leases all of its retail stores. Most lease agreements contain construction allowances and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases including renewal periods considered reasonably assured, the Company uses the date of initial possession to begin amortization which is when the Company enters the space and begins to make improvements in preparation for intended use.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising:  Advertising costs are expensed in the period in which they are incurred. Advertising expense was $6,546,000, $6,103,000 and $5,504,000 for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

Earnings Per Share:  FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying consolidated statement of income. While the Company’s articles of incorporation provide the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method.

	Three Months Ended		Twelve Months Ended
	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006

Weighted-average shares outstanding	31,326,640	31,049,631	31,281,163	31,117,214
Dilutive effect of:
Stock options	545,350	542,423	512,814	547,891
Restricted stock	37,464	138,163	21,355	124,782
Employee stock purchase plan	—	—	—	—

Weighted-average shares and common stock equivalents outstanding	31,909,454	31,730,217	31,815,332	31,789,887

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Allowances:  The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold as earned, generally as the related products are sold in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Under this EITF, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales. The Company does not receive cooperative advertising allowances.

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

Insurance:  The Company is self-insured with respect to employee healthcare, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for employee healthcare, $350,000 for worker’s compensation and $200,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $10,430,000 $12,110,000 and $11,205,000 in fiscal 2006, 2005 and 2004, respectively. Accrued healthcare was $814,000 and $1,503,000 and assets held in VEBA trust were $791,000 and $573,000 at February 3, 2007 and January 28, 2006, respectively. The Company paid worker’s compensation and general liability claims of $3,329,000, $2,977,000 and $3,227,000 in fiscal years 2006, 2005 and 2004, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,971,000, $3,518,000 and $3,513,000 in fiscal 2006, 2005 and 2004, respectively. Accrued workers’ compensation and general liabilities were $4,602,000 and $4,650,000 at February 3, 2007 and January 28, 2006, respectively. The Company had no outstanding letters of credit relating to such claims at February 3, 2007 or at January 28, 2006.

Fair Value of Financial Instruments:  The Company’s carrying values of financial instruments, such as cash and cash equivalents, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

Recent Accounting Pronouncements

Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 included: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The impact on the Company’s consolidated financial statements for fiscal 2006 was an additional compensation expense of $235,000.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this Interpretation on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.

2.  Interest and Other Income:

The components of Interest and other income are shown below in gross amounts (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005

Dividend income	$(23)	$(17)	$(20)
Interest income	(4,221)	(2,593)	(1,499)
Hurricane claims settlement	(2,384)	—	—
Visa/Mastercard claims settlement	(470)	—	—
Miscellaneous income	(2,100)	(1,836)	(1,473)
(Gain)/loss investment sales	(399)	(117)	253

Interest and other income	$(9,597)	$(4,563)	$(2,739)

3.	Short-Term Investments:

Short-Term investments at February 3, 2007 and January 28, 2006 include the following (in thousands):

	February 3, 2007			January 28, 2006
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized (loss)	$98,761	$(52)	$98,709	$86,207	$(122)	$86,085

Total	$98,761	$(52)	$98,709	$86,207	$(122)	$86,085

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table above reflects accumulated unrealized losses in short-term investments at February 3, 2007 of $34,000, net of a deferred income tax benefit of $18,000 and accumulated unrealized losses in short-term investments at January 28, 2006 of $78,000, net of a deferred income tax benefit of $44,000.

Additionally, the Company had $1.9 million invested in privately managed investment funds at February 3, 2007 and $1.9 million at January 28, 2006, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

Accumulated other comprehensive income in the Consolidated Balance Sheets reflects the accumulated unrealized losses in short-term investments shown above, which at February 3, 2007 was offset by unrealized gains in equity investments of $259,000, net of a deferred income tax liability of $141,000 and at January 28, 2006 was offset by the accumulated unrealized gains in equity investments of $156,000, net of a deferred income tax liability of $88,000. All investments with unrealized losses disclosed were in a loss position for less than 12 months.

As disclosed in Note 2, the Company had realized gains of $399,000 in fiscal 2006, realized gains of $117,000 in fiscal 2005 and realized losses of $253,000 in fiscal 2004.

The amortized cost and estimated fair value of debt securities at February 3, 2007, by contractual maturity, are shown below (in thousands):

		Estimated
Security Type	Cost	Fair Value

Due in one year or less	$98,761	$98,709

Total	$98,761	$98,709

4.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	February 3,	January 28,
	2007	2006

Customer accounts — principally deferred payment accounts	$43,939	$47,581
Miscellaneous trade receivables	5,573	5,757

Total	49,512	53,338
Less allowance for doubtful accounts	3,554	3,694

Accounts receivable — net	$45,958	$49,644

During the third quarter of fiscal 2005, the Company revised its process for determining the amount of accounts receivable that should be written off each period. This change in process was consistent with industry and regulatory guidelines and resulted in an acceleration of accounts receivable write-off of approximately $1,700,000. This write-off reduced the gross Accounts Receivable balance and the Allowance for Doubtful Accounts in the third quarter of 2005. Accordingly, this change in process had no effect on the period’s earnings and management does not expect that the change will have a material effect on the Company’s future earnings or financial position.

Finance charge and late charge revenue on customer deferred payment accounts totaled $10,866,000, $12,507,000 and $13,918,000 for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively, and charges against the allowance for doubtful accounts were $2,633,000, $4,650,000 and $5,096,000 for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Expenses charged relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment:

Property and equipment consist of the following (in thousands):

	February 3,	January 28,
	2007	2006

Land and improvements	$3,266	$3,266
Buildings	17,990	17,758
Leasehold improvements	51,308	48,084
Fixtures and equipment	158,614	145,965
Information Technology equipment and software	45,594	43,276
Construction in progress	2,833	2,186

Total	279,605	260,535
Less accumulated depreciation	151,144	136,431

Property and equipment — net	$128,461	$124,104

Construction in progress primarily represents costs related to a new point-of-sale system, the implementation of which is expected to be completed in 2007.

6.	Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	February 3,	January 28,
	2007	2006

Accrued payroll and related items	$5,524	$7,728
Accrued advertising	504	1,013
Property and other taxes	11,446	10,825
Accrued insurance	5,227	6,059
Other	6,825	6,342

Total	$29,526	$31,967

7.	Financing Arrangements:

At February 3, 2007, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35 million. This revolving credit agreement was entered into on August 22, 2003 and is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 3, 2007. There were no borrowings outstanding under this facility during the fiscal year ended February 3, 2007 or January 28, 2006. Interest is based on LIBOR, which was 5.32% on February 3, 2007.

On August 22, 2003, the Company entered into an unsecured $30 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest. Interest was based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding debt as of February 3, 2007 or January 28, 2006.

The Company had approximately $4,533,000 and $2,790,000 at February 3, 2007 and January 28, 2006, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,350,000 shares are issuable. As of February 3, 2007, 258,382 shares had been granted from this Plan.

In May 2003, the shareholders approved a new 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all employees may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, employees are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 22,873 shares, 28,684 shares and 40,965 shares for the years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

In December 2003, the Board of Directors authorized a dividend of one preferred share purchase right (a “Right”) for each share of Class A Common Stock and Class B Common Stock, each par value $.033 per share of the Company outstanding at the close of business on January 7, 2004. In connection with the authorization of the Rights, the Company entered into a Rights Agreement, dated as of December 18, 2003 (the “Rights Agreement”), with American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”).

The Company adopted in 1987 an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key employees of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under an option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors. As of February 3, 2007, 5,840,723 shares had been granted under the plans.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. The ability to grant awards under the 1999 Plan expired on July 31, 2004.

In May 2002, the Board of Directors approved and granted to a key executive under the 1999 Incentive Compensation Plan restricted stock awards of 150,000 shares of Class B Common Stock, with a per share fair value of $18.21. These stock awards cliff vested after four years and the unvested portion is included in stockholders’ equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $229,000, $682,000 and $682,000 in fiscal 2006, 2005 and 2004, respectively. As of February 3, 2007, all such shares were fully vested.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option plan activity for the three fiscal years ended February 3, 2007 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
January 31, 2004	1,731,600	$3.42 – $17.84	$7.69
Granted	113,625	13.09 – 15.42	14.37
Exercised	(294,000)	3.42 – 14.01	7.98
Cancelled	(45,900)	6.39 – 14.60	11.51

Outstanding options,
January 29, 2005	1,505,325	5.13 – 17.84	8.05
Granted	22,250	18.96 – 21.75	20.05
Exercised	(172,025)	5.13 – 17.84	7.63
Cancelled	(12,150)	11.50 – 20.50	14.62

Outstanding options,
January 28, 2006	1,343,400	5.50 – 21.75	8.23
Granted	—	—	—
Exercised	(95,775)	5.50 – 21.37	10.12
Cancelled	(10,950)	13.47 – 21.37	17.24

Outstanding options,
February 3, 2007	1,236,675	$5.50 – $21.75	$8.01

The following tables summarize stock option information at February 3, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$5.50 – $ 9.42	1,119,850	1.32 years	$7.35	1,119,850	$7.35
11.10 – 14.79	87,000	6.58 years	13.28	36,000	12.83
15.08 – 19.99	28,325	7.77 years	17.19	9,550	17.01
21.75 – 21.75	1,500	8.88 years	21.75	300	21.75

$5.50 – $21.75	1,236,675	1.84 years	$8.01	1,165,700	$7.61

Outstanding options at February 3, 2007 covered 1,053,000 shares of Class B Common Stock and 183,675 shares of Class A Common Stock. Outstanding options at January 28, 2006 covered 1,053,000 shares of Class B Common Stock and 290,400 shares of Class A Common Stock. See Note 15 to the Consolidated Financial Statements for further information on the Company’s Stock Based Compensation.

On May 25, 2006 the Board of Directors increased the quarterly dividend by 15% from $.13 per share to $.15 per share, or an annualized rate of $.60 per share.

9.	Employee Benefit Plans:

The Company has a defined contribution retirement savings plan (“401(k)”) which covers all employees who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 were approximately $1,455,000, $1,589,000 and $1,663,000, respectively.

The Company has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all employees who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The Company’s contributions for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 were approximately $1,789,000, $5,637,000 and $0, respectively.

The Company is primarily self-insured for healthcare, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions.

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

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2007	$51,001
2008	39,103
2009	26,462
2010	16,904
2011	8,235
Thereafter	29

Total minimum lease payments	$141,734

The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 3,	January 28,	January 29,
Fiscal Year Ended	2007	2006	2005

Minimum rentals	$49,169	$47,278	$44,493
Contingent rent	106	74	85

Total rental expense	$49,275	$47,352	$44,578

11.	Related Party Transactions:

The Company leases certain stores from entities in which Mr. George S. Currin, a director of the Company has a controlling or non-controlling ownership interest. Rent expense and related charges totaling $371,716, $303,612 and $286,860 were paid to entities controlled by Mr. Currin or his family in fiscal 2006, 2005, and 2004,

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, under these leases. Rent expense and related charges totaling $939,443, $770,563 and $800,929 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2006, 2005, and 2004, respectively, under these leases.

In November 2006, the Company received $6,996,021 as payment for the purchase of a split-dollar life insurance policy by The Wayland H. Cato, Jr. Irrevocable Trust, the grantor of which is Wayland H. Cato, Jr., a Company founder and Chairman Emeritus. Mr. Cato was the insured and owned 50% of the death benefit, while the Company owned the policy and any cash value associated with it and 50% of the death benefit. The purchase was made under an agreement between the Company and the trust that allowed the trust to purchase the policy within three years of the date of Mr. Cato’s termination of employment for an amount equal to the policy’s cash value as of the date of transfer to the trust. Mr. Cato’s employment with the Company terminated January 31, 2004.

12.	Income Taxes:

The provision for income taxes consists of the following (in thousands):

	February 3,	January 28,	January 29,
Fiscal Year Ended	2007	2006	2005

Current income taxes:
Federal	$26,480	$27,895	$20,142
State	1,205	1,311	535

Total	27,685	29,206	20,677

Deferred income taxes:
Federal	443	(3,271)	(735)
State	53	(389)	(88)

Total	496	(3,660)	(823)

Total income tax expense	$28,181	$25,546	$19,854

Significant components of the Company’s deferred tax assets and liabilities as of February 3, 2007 and January 28, 2006 are as follows (in thousands):

	February 3,	January 28,
	2007	2006

Deferred tax assets:
Bad debt reserve	$1,364	$1,417
Inventory valuation	1,830	1,870
Restricted stock options	184	941
Deferred lease liability	5,277	5,325
Capital loss carryover	393	393
Reserves	4,828	4,815

Total deferred tax assets	13,876	14,761

Deferred tax liabilities:
Fixed assets	13,489	14,048
Unrealized gains on short-term investments	123	44
Other	1,573	1,404

Total deferred tax liabilities	15,185	15,496

Net deferred tax liabilities	$1,309	$735

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital loss carryovers included in the Company’s deferred tax assets have a limited life and will expire in 2009 if not utilized. The Company believes realization is more likely than not.

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	February 3,	January 28,	January 29,
Fiscal Year Ended	2007	2006	2005

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.4	3.2	2.1
Other	(2.0)	(1.9)	(0.8)

Effective income tax rate	35.4%	36.3%	36.3%

The Company records liabilities for uncertain tax positions principally related to state income taxes as of the balance sheet date. These liabilities reflect the Company’s best estimate of the ultimate income tax liabilities based on facts and circumstances. Changes in facts and/or settlements with individual states related to previously filed tax returns could result in material adjustment to the estimated liabilities recorded as of the balance sheet date.

13.	Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2006	First	Second	Third	Fourth

Retail sales	$229,741	$214,633	$187,727	$230,712
Total revenues	233,060	217,845	190,882	234,097
Cost of goods sold (exclusive of depreciation)	142,113	143,746	127,229	159,625
Income before income taxes	32,754	19,044	9,133	18,698
Net income	20,799	12,093	5,861	12,696
Basic earnings per share	$0.67	$0.39	$0.19	$0.41
Diluted earnings per share	$0.65	$0.38	$0.18	$0.40

Fiscal 2005	First	Second	Third	Fourth

Retail sales	$215,064	$208,316	$177,762	$220,497
Total revenues	218,927	211,964	181,354	224,136
Cost of goods sold (exclusive of depreciation)	136,434	140,426	119,869	150,226
Income before income taxes	28,911	16,809	6,385	18,270
Net income	18,416	10,707	4,067	11,638
Basic earnings per share	$0.59	$0.34	$0.13	$0.37
Diluted earnings per share	$0.58	$0.34	$0.13	$0.37

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Reportable Segment Information:

The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 31 states, principally in southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2006	Retail	Credit	Total

Revenues	$864,987	$10,898	$875,885
Depreciation	20,849	92	20,941
Interest and other income	(9,597)	0	(9,597)
Income before taxes	74,772	4,859	79,631
Total assets	368,786	63,536	432,322
Capital expenditures	27,483	64	27,547

Fiscal 2005	Retail	Credit	Total

Revenues	$823,685	$12,696	$836,381
Depreciation	20,173	102	20,275
Interest and other income	(4,563)	0	(4,563)
Income before taxes	65,682	4,693	70,375
Total assets	339,788	66,848	406,636
Capital expenditures	28,477	35	28,512

Fiscal 2004	Retail	Credit	Total

Revenues	$775,421	$14,183	$789,604
Depreciation	20,320	77	20,397
Interest and other income	(2,739)	0	(2,739)
Income before taxes	49,268	5,427	54,695
Total assets	332,199	65,124	397,323
Capital expenditures	25,102	199	25,301

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

The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005

Bad debt expense	$2,633	$4,650	$5,096
Payroll	1,008	1,043	1,142
Postage	1,034	1,061	1,075
Other expenses	1,272	1,147	1,366

Total expenses	$5,947	$7,901	$8,679

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock Based Compensation:

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

As of February 3, 2007, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans as of February 3, 2007:

	1987	1999	2004
	Plan	Plan	Plan	Total

Options and/or restricted stock initially authorized	5,850,000	1,000,000	1,350,000	8,200,000
Options and/or restricted stock available for grant:
January 28, 2006	5,227	—	1,300,500	1,305,727
February 3, 2007	9,277	—	1,091,618	1,100,895

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

The following is a summary of the changes in stock options outstanding during the twelve months ended February 3, 2007:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(a)

Options outstanding at January 28, 2006	1,343,400	$8.23	3.05 years
Granted	—	—	—
Forfeited or expired	(10,950)
Exercised	(95,775)

Outstanding at February 3, 2007	1,236,675	$8.01	1.86 years	$18,363,084
Vested and exercisable at February 3, 2007	1,165,700	$7.61	1.52 years	$17,784,759

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No options were granted in fiscal 2006 and there were 22,250 options granted in fiscal 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Twelve Months Ended
	January 28,
	2006

Risk free interest rate	4.27%
Expected life	5.0	years
Expected volatility	37.04%
Expected dividend yield	2.49%
Weighted-average grant date fair value per share	$6.20

As of February 3, 2007, there was approximately $297,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.33 years. The total intrinsic value of options exercised during the fourth quarter and twelve months ended February 3, 2007 was approximately $436,000 and $1,289,000, respectively.

Effective January 29, 2006, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $355,000 and $1,338,000 for the fourth quarter and twelve month period ended February 3, 2007, respectively, which was classified as a component of selling, general and administrative expenses. No share-based compensation expense was recognized prior to January 29, 2006 except for the amortization of restricted stock grants.

Had stock-based compensation costs been determined based on the fair value at the grant dates, consistent with SFAS No. 123R prior to January 29, 2006, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Fiscal Year Ended
	January 28,	January 29,
	2006	2005

Net Income as Reported	$44,829	$34,841
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	435	435
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(513)	(499)

Pro forma Net Income	$44,751	$34,777
Earnings per share:
Basic — as reported	$1.44	$1.13
Basic — pro forma	$1.44	$1.13
Diluted — as reported	$1.41	$1.11
Diluted — pro forma	$1.41	$1.11

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the twelve months ended February 3, 2007, the Company reported $768,000 of excess tax benefits as a financing cash inflow in addition to $1,383,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve months ended February 3, 2007, the Company sold 22,873 shares to employees at an average discount of $3.19 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $73,000 for the twelve months ended February 3, 2007. Prior to the adoption of SFAS 123R, the discount was not required to be charged to expense.

In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of February 3, 2007, there was $4,396,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.25 years. The total fair value of the shares recognized as compensation expense during the fourth quarter and twelve months ended February 3, 2007 was $298,000 and $1,093,000, respectively.

The following summary shows the changes in the shares of restricted stock outstanding during the twelve months ended February 3, 2007:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share

Restricted stock awards at January 28, 2006	150,000	$18.21
Granted	235,754	22.88
Vested	(150,000)	18.21
Forfeited	(20,872)	22.43

Restricted stock awards at February 3, 2007	214,882	$22.92

16.	Commitments and Contingencies:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $200,000, respectively. The Company paid claims of $3,329,000, $2,977,000 and $3,227,000 in fiscal 2006, 2005 and 2004, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $3,971,000, $3,518,000 and $3,513,000 in fiscal 2006, 2005 and 2004, respectively. Accrued workers’ compensation and general liabilities was $4,602,000 and $4,650,000 at February 3, 2007 and January 28, 2006, respectively. The Company had no outstanding letters of credit relating to such claims at February 3, 2007 or at January 28, 2006. See Note 7 for letters of credit related to purchase commitments, Note 9 for 401(k) plan contribution obligations and Note 10 for lease commitments.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Company has $4.7 million in escrow with Branch Banking & Trust Co. on behalf of Zurich American Insurance Company as security and collateral for administration of the Company’s self-insured workers compensation and general liability coverage.

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

None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 3, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 3, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2007 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Registrant’s Proxy Statement for its 2007 annual stockholders’ meeting (the “2007 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

Information contained under the captions “Executive Compensation” in the Company’s 2007 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 3, 2007.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(1)	warrants and rights(1)	column (a) (2)

Equity compensation plans approved by security holder	1,236,675	$8.01	1,381,969
Equity compensation plans not approved by security holders	—
Total	1,236,675	$8.01	1,381,969

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

1,091,618 shares available for grant under the Company’s stock incentive plan, referred to as the 2004 Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key employees. Additionally, 9,227 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

281,074 shares available under the 2003 Employee Stock Purchase Plan. Eligible employees may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management in the 2007 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence:

Information contained under the caption “Certain Transactions” and “Director Independence” in the 2007 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

The information required by this Item is incorporated herein by reference to the section entitled “Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Auditor” in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

(a) The following documents are filed as part of this report:

(1) Financial Statements:

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

(3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein. The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Corporate Secretary, The Cato Corporation, 8100 Denmark Road, Charlotte, NC 28273 and the payment of $.50 per page to help defray the costs of handling, copying and postage. In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549 under the Company’s SEC file number (1 — 31340).

Exhibit
Number		Description of Exhibit

3.1		Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333 — 96283).
3.2		Registrant’s By Laws incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333 — 96283).
4.1		Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10	.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333 — 96283).
10	.3*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10	.4*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10	.5*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10	.6*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.

Exhibit
Number		Description of Exhibit

10	.7*	Letter Agreement between Registrant and Reynolds C. Faulkner dated as of March 21, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed March 22, 2006.
10	.8*	Resignation Agreement between Registrant and Reynolds C. Faulkner dated as of October 30, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed November 1, 2006.
10	.9*	Letter Agreement between Registrant and Thomas W. Stoltz dated as of December 4, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed December 5, 2006.
10	.10*	Summary of Named Executive Officer Compensation Determinations incorporated by reference to Exhibit 99.1 to Form 8-K filed April 12, 2006.
10.11		Summary of Named Executive Officer Restricted Stock Grants, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 2, 2006.
21		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

EXHIBIT INDEX

Designation
of Exhibit		Page

21	Subsidiaries of the Registrant	50
23.1	Consent of Independent Registered Public Accounting Firm	51
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	53
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	54
32.1	Section 1350 Certification of Chief Executive Officer	55
32.2	Section 1350 Certification of Chief Financial Officer	56

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

	State of	Name under which Subsidiary does
Name of Subsidiary	Incorporation/Organization	Business

CHW LLC	Delaware	CHW LLC
Providence Insurance Company, Limited	A Bermudian Company	Providence Insurance Company, Limited
CatoSouth LLC	North Carolina	CatoSouth LLC
Cato of Texas L.P.	Texas	Cato of Texas L.P.
Cato Southwest, Inc.	Delaware	Cato Southwest, Inc.
CaDel LLC	Delaware	CaDel LLC
CatoWest LLC	Nevada	CatoWest LLC
Cedar Hill National Bank	A Nationally Chartered Bank	Cedar Hill National Bank
catocorp.com, LLC	Delaware	catocorp.com, LLC

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement No. 333-119300 on Form S-8 pertaining to The Cato Corporation 2004 Incentive Compensation Plan, in Registration Statement No. 333-119299 pertaining to The Cato Corporation 2003 Employee Stock Purchase Plan in Registration Statement No. 333-96283 on Form S-8 pertaining to The Cato Corporation 1999 Incentive Compensation Plan, in Registration Statement No. 33-41314 on Form S-8 pertaining to The Cato Corporation 1987 Incentive Stock Option Plan, in Registration Statement No. 33-41315 on Form S-8 pertaining to The Cato Corporation 1987 Nonqualified Stock Option Plan, and in Registration Statements Nos. 33-69844 and 333-96285 on Forms S-8 pertaining to The Cato Corporation 1993 Employee Stock Purchase Plan, of our report dated April 3, 2007 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/  PricewaterhouseCoopers LLP

Charlotte, North Carolina
April 3, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ JOHN P. D. CATO John P. D. Cato Chairman, President and Chief Executive Officer	By	/s/ THOMAS W. STOLTZ Thomas W. Stoltz Executive Vice President Chief Financial Officer

By	/s/ ROBERT M. SANDLER Robert M. Sandler Senior Vice President Controller

Date: April 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. D. CATO	/s/ GRANT L. HAMRICK
John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	Grant L. Hamrick (Director)

/s/ THOMAS W. STOLTZ	/s/ JAMES H. SHAW
Thomas W. Stoltz (Executive Vice President (Chief Financial Officer))	James H. Shaw (Director)

/s/ ROBERT W. BRADSHAW, JR.	/s/ A.F. (PETE) SLOAN
Robert W. Bradshaw, Jr. (Director)	A.F. (Pete) Sloan (Director)

/s/ GEORGE S. CURRIN	/s/ D. HARDING STOWE
George S. Currin (Director)	D. Harding Stowe (Director)

/s/ WILLIAM H. GRIGG
William H. Grigg (Director)