Form 10-Q
period 2007-05-05
CATO CORP
filed 2007-06-13
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Yes ☐ No ☑
As of May 22, 2007, there were 30,987,759 shares of Class A common stock and 690,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended May 5, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$224,134	$229,741
Other income (principally finance charges, late fees and layaway charges)	3,094	3,319

Total revenues	227,228	233,060

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	143,422	142,113
Selling, general and administrative	51,136	54,577
Depreciation	5,391	5,168
Interest and other income	(1,893)	(1,552)

	198,056	200,306

Income before income taxes	29,172	32,754
Income tax expense	10,502	11,955

Net Income	$18,670	$20,799

Basic earnings per share	$0.60	$0.67

Basic weighted average shares	31,352,592	31,084,206

Diluted earnings per share	$0.59	$0.65

Diluted weighted average shares	31,897,676	31,814,193

Dividends per share	$0.15	$0.13

Comprehensive income:
Net income	$18,670	$20,799
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax benefit	27	(22)

Net comprehensive income	$18,697	$20,777

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5,	April 29,	February 3,
	2007	2006	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,164	$25,319	$24,833
Short-term investments	132,450	95,752	98,709
Accounts receivable, net of allowance for doubtful accounts of $3,243, $3,606 and $3,554 at May 5, 2007, April 29, 2006 and February 3, 2007, respectively	45,287	47,791	45,958
Merchandise inventories	117,037	103,145	115,918
Deferred income taxes	7,489	8,538	7,508
Prepaid expenses	6,940	2,841	6,587

Total Current Assets	330,367	283,386	299,513
Property and equipment — net	126,809	131,516	128,461
Other assets	4,361	10,799	4,348

Total Assets	$461,537	$425,701	$432,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$90,952	$75,641	$77,046
Accrued expenses	29,755	30,089	29,526
Accrued bonus and benefits	1,065	13,194	10,756
Accrued income taxes	15,692	16,591	5,721

Total Current Liabilities	137,464	135,515	123,049
Deferred income taxes	8,817	9,261	8,817
Other noncurrent liabilities (primarily deferred rent)	23,298	23,526	23,663

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,082,118 shares, 35,653,816 shares and 35,955,815 shares at May 5, 2007, April 29, 2006 and February 3, 2007, respectively	1,203	1,188	1,199
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 690,525 shares, at May 5, 2007, April 29, 2006 and February 3, 2007, respectively	23	23	23
Additional paid-in capital	43,307	39,743	42,475
Retained earnings	341,986	311,202	327,684
Accumulated other comprehensive income	252	56	225

	386,771	352,212	371,606

Less Class A common stock in treasury, at cost (5,093,609 shares at May 5, 2007, April 29, 2006 and February 3, 2007, respectively)	(94,813)	(94,813)	(94,813)

Total Stockholders’ Equity	291,958	257,399	276,793

Total Liabilities and Stockholders’ Equity	$461,537	$425,701	$432,322

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$18,670	$20,799

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,391	5,168
Provision for doubtful accounts	458	981
Share-based compensation	371	244
Excess tax benefits from share-based compensation	(62)	(80)
Deferred income taxes	—	(12)
Loss on disposal of property and equipment	133	136
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	213	872
Merchandise inventories	(1,119)	225
Prepaid and other assets	(366)	(467)
Accrued income taxes	10,396	11,681
Accounts payable, accrued expenses and other liabilities	4,539	(10,739)

Net cash provided by operating activities	38,624	28,808

INVESTING ACTIVITIES
Expenditures for property and equipment	(3,930)	(12,765)
Purchases of short-term investments	(158,505)	(50,069)
Sales of short-term investments	124,810	40,380

Net cash used in investing activities	(37,625)	(22,454)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	(400)	805
Dividends paid	(4,734)	(4,059)
Proceeds from employee stock purchase plan	214	189
Excess tax benefits from share-based compensation	62	80
Proceeds from stock options exercised	190	216

Net cash used in financing activities	(4,668)	(2,769)

Net increase (decrease) in cash and cash equivalents	(3,669)	3,585
Cash and cash equivalents at beginning of period	24,833	21,734

Cash and cash equivalents at end of period	$21,164	$25,319

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 5, 2007 and April 29, 2006 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the interim period may not be indicative of the results expected for the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
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
On May 24, 2007, the Board of Directors increased the quarterly dividend by 10% from $.15 per share to $.165 per share, or an annualized rate of $.66 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

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

	Three Months Ended
	May 5,	April 29,
	2007	2006
Weighted-average shares outstanding	31,352,592	31,084,206
Dilutive effect of :
Stock options	501,653	586,610
Restricted stock	43,431	143,377

Weighted-average shares and common stock equivalents outstanding	31,897,676	31,814,193

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the three months ended May 5, 2007 and April 29, 2006 were $140,000 and $277,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At May 5, 2007, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 5, 2007. There were no borrowings outstanding under these credit facilities during the first three months ended May 5, 2007 or April 29, 2006, or the fiscal year ended February 3, 2007. Interest on any borrowings is based on LIBOR which was 5.32% at May 5, 2007.
At May 5, 2007 and April 29, 2006 the Company had approximately $4,501,000 and $2,236,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at May 5, 2007, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 5, 2007	Retail	Credit	Total

Revenues	$224,630	$2,598	$227,228
Depreciation	5,367	24	5,391
Interest and other income	(1,893)	—	(1,893)
Income before taxes	28,018	1,154	29,172
Total assets	395,385	66,152	461,537
Capital expenditures	3,917	13	3,930

Three Months Ended
April 29, 2006	Retail	Credit	Total

Revenues	$230,370	$2,690	$233,060
Depreciation	5,148	20	5,168
Interest and other income	(1,552)	—	(1,552)
Income before taxes	31,977	777	32,754
Total assets	357,683	68,018	425,701
Capital expenditures	12,748	17	12,765
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 5,	April 29,
	2007	2006

Bad debt expense	$458	$981
Payroll	242	252
Postage	278	296
Other expenses	442	364

Total expenses	$1,420	$1,893

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

NOTE 6 — STOCK BASED COMPENSATION:
Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 and 2007 includes quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.
As of May 5, 2007, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,000,000	1,350,000	8,200,000
Options and/or restricted stock available for grant:
February 3, 2007	9,277	—	1,091,618	1,100,895
May 5, 2007	9,277	—	992,393	1,001,670
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following is a summary of the changes in stock options outstanding during the three months ended May 5, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at February 3, 2007	1,236,675	$8.01	1.86 years	$18,363,084
Granted	—	—	—
Forfeited or expired	(15,675)
Exercised	(300)

Outstanding at May 5, 2007	1,220,700	$7.96	1.57 years	$17,724,034
Vested and exercisable at May 5, 2007	1,157,900	$7.59	1.26 years	$17,243,726

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2006 or the first quarter of fiscal 2007.
As of May 5, 2007, there was approximately $262,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.18 years. The total intrinsic value of options exercised during the first quarter ended May 5, 2007 was approximately $172,000.
Effective with the adoption of FAS 123R, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $375,000 and $244,000 for the first quarter ended May 5, 2007 and April 29, 2006, respectively, which was classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended May 5, 2007 and April 29, 2006, the Company reported $62,000 and $80,000 of excess tax benefits as a financing cash inflow in addition to $404,000 and $405,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended
May 5, 2007 and April 29, 2006, the Company sold 11,403 shares and 11,075 shares to employees at an average discount of $3.31 and $3.01 per share, respectively under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $38,000 and $33,000 for the three months ended May 5, 2007 and April 29, 2006, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods net of estimated forfeitures. As of May 5, 2007 and April 29, 2006, there was $6,234,123 and $57,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.3 years and 0.1 years, respectively. The total fair value of the shares recognized as compensation expense during the first quarter ended May 5, 2007 and April 29, 2006 was $302,000 and $171,000, respectively.
The following summary shows the changes in the shares of restricted stock outstanding during the three months ended May 5, 2007:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
Vested and exercisable at February 3, 2007	214,882	$22.92
Granted	99,885	21.87
Vested	—	N/A
Forfeited or expired	(660)	22.89

Outstanding at May 5, 2007	314,107	$22.59

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 5, 2007 AND APRIL 29, 2006

NOTE 7 — INCOME TAXES:
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on February 4, 2007. As a result of the implementation of FASB Interpretation No. 48, the Company recognized a transition adjustment increasing beginning retained earnings by $362,000. At May 5, 2007, we had $6,600,000 of unrecognized tax benefits, $4,500,000 of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of May 5, 2007, we had approximately $4,000,000 of accrued interest and penalties related to uncertain tax positions. The tax years after 2003 remain open to examination by the major taxing jurisdictions to which the Company is subject.
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS:
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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:
The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2007 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 3, 2007 (fiscal 2006), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.
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
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended
	May 5,	April 29,
	2007	2006
Total retail sales	100.0%	100.0%
Total revenues	101.4	101.5
Cost of goods sold	64.0	61.8
Selling, general and administrative	22.8	23.8
Depreciation	2.4	2.3
Interest and other income	(0.8)	(0.7)
Income before income taxes	13.0	14.3
Net income	8.3	9.1

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Comparison of First Quarter of 2007 with 2006.
Total retail sales for the first quarter were $224.1 million compared to last year’s first quarter sales of $229.7 million, a 2% decrease. Same-store sales declined 5% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $227.2 million for the first quarter ended May 5, 2007 compared to $233.1 million for the first quarter ended April 29, 2006. The Company operated 1,286 stores at May 5, 2007 compared to 1,252 stores at the end of last year’s first quarter. In the first quarter of fiscal 2007, the Company opened 10 stores and relocated 6 stores. The Company plans to open approximately 80 stores and close approximately 10 stores during fiscal 2007.
Credit revenue of $2.6 million represented 1.1% of total revenues in the first quarter of fiscal 2007, compared to 2006 credit revenue of $2.7 million or 1.2% of total revenues. The reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card and improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.4 million in the first quarter of 2007 compared to last year’s first quarter expenses of $1.9 million. The decrease in costs was principally due to lower bad debt expense.
Other income in total, as included in total revenues was $3.1 million for the first quarter of fiscal 2007, compared to $3.3 million for the prior year’s comparable first quarter. The decrease resulted primarily from lower finance charges and late fee income.
Cost of goods sold was $143.4 million, or 64.0% of retail sales for the first quarter of fiscal 2007, compared to $142.1 million, or 61.8% of retail sales in the first quarter of fiscal 2006. The overall increase in cost of goods sold as a percent of retail sales for the first quarter of fiscal 2007 resulted primarily from higher markdowns and occupancy costs, partially offset by lower procurement costs. The reduction in procurement cost was primarily the result of increased direct sourcing. The increase in markdowns was primarily attributable to lower sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold)

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
decreased by 7.9% to $80.7 million for the first quarter of fiscal 2007 compared to $87.6 million in the first quarter of fiscal 2006. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $51.1 million, or 22.8% of retail sales for the first quarter of fiscal 2007, compared to $54.6 million, or 23.8% of retail sales in the first quarter of fiscal 2006. SG&A expenses as a percentage of retail sales decreased 100 basis points for the first quarter of fiscal 2007 as compared to the prior year. The decline in SG&A expenses as a percentage of retail sales for the first quarter of fiscal 2007 was primarily attributable to a decrease in incentive based compensation expenses. The overall dollar decrease in SG&A expenses for the first quarter of fiscal 2007 resulted primarily from decreased incentive based compensation expenses, legal fees and bad debts.
Depreciation expense was $5.4 million, or 2.4% of retail sales for the first quarter of fiscal 2007, compared to $5.2 million, or 2.3% of retail sales in the first quarter of fiscal 2006.
Interest and other income was $1.9 million, or 0.8% of retail sales for the first quarter of fiscal 2007, compared to $1.6 million, or 0.7% of retail sales for the first quarter of fiscal 2006. The increase in the first quarter of fiscal 2007 resulted primarily from higher interest rates and higher balances.
Income tax expense was $10.5 million or 4.7% of retail sales for the first quarter of fiscal 2007, compared to $12.0 million, or 5.2% of retail sales for the first quarter of fiscal 2006. The first quarter decrease resulted from lower pre-tax income and a lower effective tax rate. The effective income tax rate for the first quarter of fiscal 2007 was 36.0% compared to 36.5% for the first quarter of fiscal 2006.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2007 was $38.6 million as compared to $28.8 million in the first three months of fiscal 2006. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs. There were no outstanding borrowings on these facilities at May 5, 2007.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
Cash provided by operating activities for the first three months of fiscal 2007 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $9.8 million for the first three months of fiscal 2007 as compared to the first three months of fiscal 2006 was primarily due to an increase in accounts payables in fiscal 2007 compared to a reduction in accounts payable in fiscal 2006, offset by lower net income and a smaller increase in accrued income taxes in fiscal 2007.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2007 and for the foreseeable future.
At May 5, 2007, the Company had working capital of $192.9 million compared to $147.9 million at April 29, 2006. Additionally, the Company had $1.9 million invested in privately managed investment funds at May 5, 2007, which are included in other assets on the Condensed Consolidated Balance Sheets.
At May 5, 2007, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 5, 2007. There were no borrowings outstanding under these credit facilities during the first quarter ended May 5, 2007 or the fiscal year ended February 3, 2007.
At May 5, 2007 and April 29, 2006, the Company had approximately $4.5 million and $2.2 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $3.9 million in the first quarter of fiscal 2007, compared to $12.8 million in last year’s first fiscal quarter. The expenditures for the first three months of 2007 were primarily for the development of 10 new stores, relocating 6 stores, and additional investments in new technology. In fiscal 2007, the Company is planning to invest approximately $24.0 to $27.0 million for capital expenditures. This includes expenditures to open 80 new stores, relocate 20 stores and remodel 15 stores.
Net cash used in investing activities totaled $37.6 million in the first quarter of fiscal 2007 compared to $22.5 million used for the comparable period of 2006. The increase was due primarily to the net increase in purchases over sales of short-term investments.
On May 24, 2007, the Board of Directors increased the quarterly dividend by 10% from $.15 per share to $.165 per share, or an annualized rate of $.66 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
The Company does not use derivative financial instruments. At May 5, 2007, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 5, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 5, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 3, 2007. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS

Exhibit No.	Item
10.1	Separation and Confidentiality Agreement and General Release, between the Registrant and Reynolds C. Faulkner, dated April 18, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

June 13, 2007 Date	/s/ John P. D. Cato John P. D. Cato Chairman, President and Chief Executive Officer

June 13, 2007 Date	/s/ Thomas W. Stoltz Thomas W. Stoltz Executive Vice President Chief Financial Officer

June 13, 2007 Date	/s/ John R. Howe John R. Howe Senior Vice President Controller