Form 10-Q
period 2007-08-04
CATO CORP
filed 2007-09-12
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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
Large accelerated filer ☒       Accelerated filer ☐       Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
As of August 21, 2007, there were 30,790,488 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended August 4, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$218,973	$214,633	$443,107	$444,374
Other income (principally finance charges, late fees and layaway charges)	2,961	3,212	6,056	6,531

Total revenues	221,934	217,845	449,163	450,905

COSTS AND EXPENSES, NET
Cost of goods sold	147,514	143,746	290,936	285,858
Selling, general and administrative	52,463	51,772	103,599	106,349
Depreciation	5,623	5,223	11,014	10,391
Interest and other income	(2,316)	(1,940)	(4,209)	(3,492)

	203,284	198,801	401,340	399,106

Income before income taxes	18,650	19,044	47,823	51,799

Income tax expense	6,140	6,951	16,642	18,907

Net Income	$12,510	$12,093	$31,181	$32,892

Basic earnings per share	$0.39	$0.39	$0.99	$1.05

Basic weighted average shares	31,897,365	31,267,637	31,624,979	31,250,921

Diluted earnings per share	$0.39	$0.38	$0.97	$1.04

Diluted weighted average shares	32,189,903	31,803,875	32,040,169	31,765,992

Dividends per share	$0.165	$0.15	$0.315	$0.28

Comprehensive income:
Net income	$12,510	$12,093	$31,181	$32,892
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense	(49)	56	(21)	34

Net comprehensive income	$12,461	$12,149	$31,160	$32,926

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4,	July 29,	February 3,
	2007	2006	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,929	$21,809	$24,833
Short-term investments	150,387	94,171	98,709
Accounts receivable, net of allowance for doubtful accounts of $3,226, $3,589 and $3,554 at August 4, 2007, July 29, 2006 and February 3, 2007, respectively	45,533	46,436	45,958
Merchandise inventories	99,236	91,989	115,918
Deferred income taxes	7,522	8,506	7,508
Prepaid expenses	7,197	2,464	6,587

Total Current Assets	329,804	265,375	299,513

Property and equipment — net	126,573	130,422	128,461
Other assets	4,279	11,201	4,348

Total Assets	$460,656	$406,998	$432,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,879	$58,210	$77,046
Accrued expenses	29,438	32,433	29,526
Accrued bonus and benefits	1,426	10,342	10,756
Accrued income taxes	6,437	7,779	5,721

Total Current Liabilities	120,180	108,764	123,049

Deferred income taxes	8,817	9,261	8,817
Other noncurrent liabilities (primarily deferred rent)	23,286	23,230	23,663

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,089,761 shares, 35,909,497 shares and 35,955,815 shares at August 4, 2007, July 29, 2006 and February 3, 2007, respectively	1,203	1,197	1,199
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares, 690,525 shares and 690,525 shares at August 4, 2007, July 29, 2006 and February 3, 2007, respectively	58	23	23
Additional paid-in capital	56,913	40,668	42,475
Retained earnings	349,276	318,556	327,684
Accumulated other comprehensive income	204	112	225

	407,654	360,556	371,606
Less Class A common stock in treasury, at cost (5,299,500 shares at August 4, 2007, 5,093,609 at July 29, 2006 and 5,093,609 at February 3, 2007)	(99,281)	(94,813)	(94,813)

Total Stockholders’ Equity	308,373	265,743	276,793

Total Liabilities and Stockholders’ Equity	$460,656	$406,998	$432,322

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	August 4,	July 29,
	2007	2006
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$31,181	$32,892

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,014	10,391
Provision for doubtful accounts	1,134	1,627
Share-based compensation	812	626
Excess tax benefits from share-based compensation	(5,450)	(284)
Deferred income taxes	—	20
Loss on disposal of property and equipment	326	569
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(709)	1,581
Merchandise inventories	16,682	11,381
Prepaid and other assets	(541)	(493)
Accrued income taxes	6,528	3,073
Accounts payable, accrued expenses and other liabilities	(3,346)	(28,930)

Net cash provided by operating activities	57,631	32,453

INVESTING ACTIVITIES
Expenditures for property and equipment	(9,568)	(17,370)
Purchases of short-term investments	(206,024)	(95,287)
Sales of short-term investments	154,310	87,235

Net cash used in investing activities	(61,282)	(25,422)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	(500)	805
Dividends paid	(9,961)	(8,798)
Purchase of treasury stock	(4,468)	—
Proceeds from employee stock purchase plan	233	206
Excess tax benefits from share-based compensation	5,450	284
Proceeds from stock options exercised	7,993	547

Net cash used in financing activities	(1,253)	(6,956)

Net increase in cash and cash equivalents	(4,904)	75

Cash and cash equivalents at beginning of period	24,833	21,734

Cash and cash equivalents at end of period	$19,929	$21,809

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007
AND JULY 29, 2006

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 4, 2007 and July 29, 2006 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the results expected for the entire year.
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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007
AND JULY 29, 2006

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

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Weighted-average shares outstanding	31,897,365	31,267,637	31,624,979	31,250,921
Dilutive effect of :
Stock options	234,982	522,683	365,822	509,122
Restricted stock	57,035	13,260	48,674	5,704
Employee stock purchase plan	521	295	694	245

Weighted-average shares and common stock equivalents outstanding	32,189,903	31,803,875	32,040,169	31,765,992

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the six months ended August 4, 2007 and
July 29, 2006 were $10,040,000 and $15,875,000, respectively. Cash paid for interest for the six months ended August 4, 2007 and July 29, 2006 were zero for both periods ended, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At August 4, 2007, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 4,

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007 AND
JULY 29, 2006

NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
2007. There were no borrowings outstanding under this credit facility during the first six months ended August 4, 2007 or July 29, 2006, respectively, or the fiscal year ended February 3, 2007. Interest on any borrowings is based on LIBOR, which was 5.33% at August 4, 2007.
At August 4, 2007 and July 29, 2006 the Company had approximately $6,620,000 and $5,227,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at August 4, 2007, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 4, 2007	Retail	Credit	Total	August 4, 2007	Retail	Credit	Total
Revenues	$219,374	$2,560	$221,934	Revenues	$444,005	$5,158	$449,163
Depreciation	5,597	26	5,623	Depreciation	10,964	50	11,014
Interest and other income	(2,316)	—	(2,316)	Interest and other income	(4,209)	—	(4,209)
Income before taxes	17,549	1,101	18,650	Income before taxes	45,567	2,256	47,823
Total assets	393,081	67,575	460,656	Total assets	393,081	67,575	460,656
Capital expenditures	5,532	106	5,638	Capital expenditures	9,449	119	9,568

Three Months Ended				Six Months Ended
July 29, 2006	Retail	Credit	Total	July 29, 2006	Retail	Credit	Total
Revenues	$215,177	$2,668	$217,845	Revenues	$445,547	$5,358	$450,905
Depreciation	5,203	20	5,223	Depreciation	10,352	39	10,391
Interest and other income	(1,940)	—	(1,940)	Interest and other income	(3,492)	—	(3,492)
Income before taxes	17,827	1,217	19,044	Income before taxes	49,805	1,994	51,799
Total assets	337,564	69,434	406,998	Total assets	337,564	69,434	406,998
Capital expenditures	4,601	4	4,605	Capital expenditures	17,348	22	17,370
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007 AND
JULY 29, 2006

NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Bad debt expense	$676	$600	$1,134	$1,581
Payroll	245	262	487	514
Postage	235	245	513	541
Other expenses	277	324	718	689

Total expenses	$1,433	$1,431	$2,852	$3,325

NOTE 6 — STOCK BASED COMPENSATION:
Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 and 2007 includes quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
As of August 4, 2007, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007 AND
JULY 29, 2006

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,000,000	1,350,000	8,200,000
Options and/or restricted stock available for grant:
February 3, 2007	9,277	—	1,091,618	1,100,895
August 4, 2007	9,277		999,358	1,008,635
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the six months ended August 4, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at February 3, 2007	1,236,675	$8.01	1.86 years	$18,363,084
Granted	—	—	—
Forfeited or expired	(2,400)
Exercised	(1,080,725)	$7.40

Outstanding at August 4, 2007	153,550	$12.26	4.98 years	$1,515,460
Vested and exercisable at August 4, 2007	94,800	$10.65	3.73 years	$1,104,135

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2006 or first half of fiscal 2007.
As of August 4, 2007, there was approximately $229,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.93 years. The total intrinsic value of options exercised during the second quarter and six months ended August 4, 2007 was approximately $15,136,000 and $15,308,000, respectively.
Effective with the adoption of SFAS No. 123R, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007 AND
JULY 29, 2006

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The Company recognized share-based compensation expense of $438,000 and $799,000 for the second quarter and six month period ended August 4, 2007, respectively, compared to $382,000 and $626,000 for the second quarter and six month period ending July 29, 2006, respectively. These expenses were classified as a component of selling, general and administrative expenses.
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended August 4, 2007 and July 29, 2006, the Company reported $5,450,000 and $284,000 of excess tax benefits as a financing cash inflow in addition to $8,226,000 and $753,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 4, 2007 and July 29, 2006, the Company sold 12,463 and 11,852 shares to employees at an average discount of $3.30 and $3.07 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $41,000 and $36,000 for the six months ended August 4, 2007 and July 29, 2006, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods net of estimated forfeitures. As of August 4, 2007 and July 29, 2006, there was $5,786,000 and $4,692,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 4.01 years and 4.75 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended August 4, 2007 was $397,000 and $698,000 compared to $339,000 and $510,000 for the second quarter and six months ended July 29, 2006.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2007 AND
JULY 29, 2006

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following summary shows the changes in the shares of restricted stock outstanding during the six months ended August 4, 2007:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 3, 2007	214,882	$22.92
Granted	100,226	21.87
Vested	—	—
Forfeited	(6,466)	22.75

Restricted stock awards at August 4, 2007	308,642	$22.59
NOTE 7 — INCOME TAXES:
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on February 4, 2007. As a result of the implementation of FASB Interpretation No. 48, the Company recognized a transition adjustment increasing beginning retained earnings by $362,000. At February 4, 2007, the Company had approximately $6,200,000 of unrecognized tax benefits, approximately $4,200,000 of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 4, 2007, the Company had approximately $3,900,000 of accrued interest and penalties related to uncertain tax positions. The tax years after 2003 remain open to examination by the major taxing jurisdictions to which the Company is subject.
As of August 4, 2007, there have been no significant changes in unrecognized tax benefits.
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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:
The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2007 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 3, 2007 (fiscal 2006), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.
As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:
The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended February 3, 2007. As disclosed in Note 1, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns, shrinkage accrual, calculation of asset impairment and reserves for uncertain tax positions.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.3	101.5	101.4	101.5
Cost of goods sold	67.4	67.0	65.7	64.3
Selling, general and administrative	23.9	24.1	23.4	23.9
Depreciation	2.6	2.4	2.5	2.4
Interest and other income	(1.1)	(0.9)	(1.0)	(0.8)
Income before income taxes	8.5	8.9	10.8	11.7
Net income	5.7	5.6	7.0	7.4
Comparison of Second Quarter and First Six Months of 2007 with 2006.
Total retail sales for the second quarter were $219.0 million compared to last year’s second quarter sales of $214.6 million, a 2% increase. Same-store sales decreased 1% in the second quarter of fiscal 2007. For the six months ended August 4, 2007, total retail sales were $443.1 million compared to last year’s first six months sales of $444.4 million, and same-store sales decreased 3% for the comparable six month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $221.9 million and $449.2 million for the second quarter and six months ended August 4, 2007, respectively, compared to $217.8 million and $450.9 million for the second quarter and six months ended July 29, 2006, respectively. The Company operated 1,306 stores at August 4, 2007 compared to 1,259 stores at the end of last year’s second quarter. For the first six months of 2007 the Company opened 31 stores, relocated 10 stores and closed one store. The Company plans to open approximately 70 stores and close approximately 15 stores during its full fiscal 2007 year.
Credit revenue of $2.6 million represented 1.2% of total revenues in the second quarter of 2007, compared to 2006 credit revenue of $2.7 million or 1.2% of total revenues. The slight reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card, partially offset by improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.4 million in the second quarter of 2007, flat to last year’s second quarter expenses of $1.4 million. Bad debt expense was higher compared to the second quarter of 2006, partially offset by lower payroll and administrative expenses.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Other income in total, as included in total revenues was $3.0 million and $6.1 million for the second quarter and first six months of fiscal 2007, compared to $3.2 million and $6.5 million for the prior year’s comparable three and six month period, respectively. The decrease resulted primarily from lower finance charges.
Cost of goods sold was $147.5 million, or 67.4% of retail sales and $290.9 million or 65.7% of retail sales for the second quarter and first six months of fiscal 2007, compared to $143.7 million, or 67.0% of retail sales and $285.9 million, or 64.3% of retail sales for the prior year’s comparable three and six month period, respectively. The overall increase in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2007 resulted primarily from higher markdowns and occupancy costs, partially offset by lower procurement costs. The reduction in procurement costs was primarily the result of increased direct sourcing. The increase in markdowns was primarily due to lower sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 1.0% to $71.5 million and decreased by 4.1% to $152.2 million for the second quarter and first six months of fiscal 2007, compared to $70.9 million and $158.5 million for the prior year’s comparable three and six month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $52.5 million, or 23.9% of retail sales and $103.6 million, or 23.4% of retail sales for the second quarter and first six months of fiscal 2007, compared to $51.8 million, or 24.1% of retail sales and $106.3 million, or 23.9% of retail sales for prior year’s comparable three and six month period, respectively. SG&A expenses as a percentage of retail sales decreased 20 basis points for the second quarter of fiscal 2007 as compared to the prior year and decreased 50 basis points for the first six months of fiscal 2007 as compared to the prior year. The decline in SG&A expenses as a percentage of retail sales for the second quarter of fiscal 2007 was primarily attributable to a decrease in incentive based compensation expenses. The overall dollar increase in SG&A expenses for the second quarter of fiscal 2007 resulted primarily from increased corporate and store payroll expenses. For the first six months of fiscal 2007, the decrease in SG&A expenses as a percentage of retail sales and the overall dollar decrease in SG&A expenses resulted primarily from decreased incentive based compensation expenses, partially offset by increased payroll, workers’ compensation and group health insurance expenses.
Depreciation expense was $5.6 million, or 2.6% of retail sales and $11.0 million or 2.5% of retail sales, for the second quarter and first six months of fiscal 2007, compared to $5.2 million, or 2.4% of retail sales and $10.4 million, or 2.4% of retail sales, for prior year’s comparable three and six month periods, respectively.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Interest and other income was $2.3 million, or 1.1% of retail sales and $4.2 million, or 1.0% of retail sales for the second quarter and first six months of fiscal 2007, compared to $1.9 million, or 0.9% of retail sales and $3.5 million, or 0.8% of retail sales, for the prior year’s comparable three and six month periods, respectively. The increase in fiscal 2007 resulted primarily from higher interest rates and higher investment balances.
Income tax expense was $6.1 million, or 2.8% of retail sales and $16.6 million, or 3.8% of retail sales, for the second quarter and first six months of fiscal 2007, compared to $7.0 million, or 3.3% of retail sales and $18.9 million, or 4.3% of retail sales, for the prior year’s comparable three and six month periods. The decrease for the second quarter and six month period resulted from lower pre-tax income and a lower effective tax rate primarily due to higher tax credits. The effective income tax rate for the second quarter and first six months of fiscal 2007 was 32.9% and 34.8%, respectively, compared to 36.5% for the prior year’s comparable three and six month periods.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2007 was $57.6 million as compared to $32.5 million in the first six months of fiscal 2006. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains a $35 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 4, 2007.
Cash provided by operating activities for the first six months of fiscal 2007 was primarily generated by earnings adjusted, for depreciation and changes in working capital. The increase of $25.2 million for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 was primarily due to a decrease in inventories and an increase in accounts payable and other liabilities in fiscal 2007, partially offset by higher excess tax benefits in fiscal 2007.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2007 and for the foreseeable future.
At August 4, 2007, the Company had working capital of $209.6 million compared to $156.6 million at July 29, 2006. Additionally, the Company had $1.9 million invested in privately managed investment funds at August 4, 2007 and July 29, 2006, which are included in other assets on the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At August 4, 2007, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2008. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 4, 2007. There were no borrowings outstanding under this credit facility during the first six months ended August 4, 2007 or the fiscal year ended February 3, 2007.
At August 4, 2007 and July 29, 2006, the Company had approximately $6.6 million and $5.2 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $9.6 million in the first six months of fiscal 2007, compared to $17.4 million in last year’s first six months. The expenditures for the first six months of 2007 were primarily for store development and investments in new technology. For the full fiscal 2007 year, the Company is planning to invest approximately $29.7 million for capital expenditures. This includes expenditures to open 70 new stores, relocate 21 stores and remodel 15 stores.
Net cash used in investing activities totaled $61.3 million in the first six months of fiscal 2007 compared to $25.4 million provided for the comparable period of 2006. The increase was due primarily to the purchase of short-term investments.
On May 24, 2007, the Board of Directors increased the quarterly dividend by 10% from $.15 per share to $.165 per share, or an annualized rate of $.66 per share.
On August 31, 2007, the Board authorized an increase in the Company’s share repurchase program of two million shares. There is no expiration on shares authorized in the program.
The Company does not use derivative financial instruments. At August 4, 2007, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 4, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 4, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a — 15(f)) has occurred during the Company’s fiscal quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION
THE CATO CORPORATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 3, 2007. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarized the Company’s purchases of its common stock for the three months ended August 4, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	Of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased (1)	Paid per Share	Programs (2)	The Plans or Programs (2)
May 2007	0	0.00	0
June 2007	205,891	21.70	0
July 2007	0	0.00	0
Total	205,891	21.70	0	1.557 million shares

(1)	Includes 205,891 shares tendered as partial payment of the exercise price of an employee stock option and the related tax withholding.
(2)
On August 31, 2007, the Company’s board of directors authorized an increase in the share repurchase program of two million shares. At the second quarter ending August 4, 2007, the Company had 1,557 million shares remaining in open authorizations. There is no expiration date for the Company’s repurchase program. During the month of August 2007, the Company repurchased 306,500 shares at a cost of $5,926,567

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

PART II  OTHER INFORMATION (CONTINUED)
THE CATO CORPORATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Following are the results of the matters voted upon at the Company’s Annual Meeting which was held on May 24, 2007.

Election of Directors:

			Voting Power
	For	Withheld	For	Withheld
Mr. George S. Currin	16,680,839	13,434,219	22,895,564	13,434,219
Mr. A. F. Sloan	28,485,173	1,629,885	34,699,898	1,629,885
Mr. D. Harding Stowe	28,773,564	1,341,494	34,988,289	1,341,494

Ratification of Independent Auditor:

			Voting Power
	For	Withheld	For	Withheld
	30,072,251	42,805	36,286,976	42,805
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333—96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333—96283).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II  OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

September 12, 2007	/s/ John P. D. Cato

Date	John P. D. Cato Chairman, President and Chief Executive Officer

September 12, 2007	/s/ Thomas W. Stoltz

Date	Thomas W. Stoltz Executive Vice President Chief Financial Officer

September 12, 2007	/s/ John R. Howe

Date	John R. Howe Senior Vice President Controller