Form 10-Q
period 2007-11-03
CATO CORP
filed 2007-12-12
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           November 3, 2007
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
Yes ☐ No ☑
As of November 20, 2007, there were 29,475,345 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended November 3, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$181,870	$187,727	$624,977	$632,101
Other income (principally finance charges, late fees and layaway charges)	2,968	3,155	9,024	9,686

Total revenues	184,838	190,882	634,001	641,787

COSTS AND EXPENSES, NET
Cost of goods sold	126,080	127,229	417,015	413,087
Selling, general and administrative	51,303	51,482	154,903	157,831
Depreciation	5,684	5,169	16,698	15,561
Interest and other income	(2,176)	(2,131)	(6,385)	(5,624)

	180,891	181,749	582,231	580,855

Income before income taxes	3,947	9,133	51,770	60,932

Income tax expense	1,011	3,272	17,654	22,179

Net Income	$2,936	$5,861	$34,116	$38,753

Basic earnings per share	$0.09	$0.19	$1.08	$1.24

Basic weighted average shares	31,891,308	31,298,253	31,713,755	31,270,347

Diluted earnings per share	$0.09	$0.18	$1.07	$1.22

Diluted weighted average shares	31,988,081	31,846,241	32,020,584	31,795,150

Dividends per share	$.165	$0.15	$0.48	$0.43

Comprehensive income:
Net income	$2,936	$5,861	$34,116	$38,753
Unrealized gains on available-for-sale securities, net of deferred income tax expense	215	78	193	112

Net comprehensive income	$3,151	$5,939	$34,309	$38,865

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3,	October 28,	February 3,
	2007	2006	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$20,187	$21,428	$24,833
Short-term investments	126,797	86,229	98,709
Accounts receivable, net of allowance for doubtful accounts of $3,194, $3,585 and $3,554 at November 3, 2007, October 28, 2006 and February 3, 2007, respectively	44,470	45,229	45,958
Merchandise inventories	114,066	110,078	115,918
Deferred income taxes	7,415	8,462	7,508
Prepaid expenses	7,208	2,438	6,587

Total Current Assets	320,143	273,864	299,513
Property and equipment – net	125,377	130,255	128,461
Other assets	4,617	11,150	4,348

Total Assets	$450,137	$415,269	$432,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,169	$63,542	$77,046
Accrued expenses	34,646	34,334	29,526
Accrued bonus and benefits	1,881	11,511	10,756
Accrued income taxes	2,259	5,803	5,721

Total Current Liabilities	126,955	115,190	123,049
Deferred income taxes	8,817	9,261	8,817
Other noncurrent liabilities (primarily deferred rent)	23,266	23,187	23,663

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,100,759 shares, 35,922,824 shares and 35,955,815 shares at November 3, 2007, October 28, 2006 and February 3, 2007, respectively	1,203	1,197	1,199
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares, 690,525 shares and 690,525 shares at November 3, 2007, October 28, 2006 and February 3, 2007, respectively	58	23	23
Additional paid-in capital	57,639	41,318	42,475
Retained earnings	346,901	319,716	327,684
Accumulated other comprehensive income	418	190	225

	406,219	362,444	371,606

Less Class A common stock in treasury, at cost (6,128,015 Class A shares at November 3, 2007, and 5,093,609 Class A shares at October 28, 2006 and February 3, 2007, respectively)	(115,120)	(94,813)	(94,813)

Total Stockholders’ Equity	291,099	267,631	276,793

Total Liabilities and Stockholders’ Equity	$450,137	$415,269	$432,322

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	November 3,	October 28,
	2007	2006
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$34,116	$38,753

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,698	15,561
Provision for doubtful accounts	1,812	2,111
Share-based compensation	1,282	983
Excess tax benefits from share-based compensation	(5,460)	(312)
Deferred income taxes	—	64
Loss on disposal of property and equipment	500	1,323
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(324)	2,304
Merchandise inventories	1,852	(6,708)
Prepaid and other assets	(890)	(416)
Accrued income taxes	2,360	(1,125)
Accounts payable, accrued expenses and other liabilities	5,651	(20,327)

Net cash provided by operating activities	57,597	34,461

INVESTING ACTIVITIES
Expenditures for property and equipment	(14,288)	(23,169)
Purchases of short-term investments	(154,470)	(114,143)
Sales of short-term investments	126,669	114,110

Net cash used in investing activities	(42,089)	(23,202)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	(500)	600
Dividends paid	(15,279)	(13,508)
Purchases of treasury stock	(18,314)	—
Proceeds from employee stock purchase plan	461	395
Excess tax benefits from share-based compensation	5,460	312
Proceeds from stock options exercised	8,018	636

Net cash used in financing activities	(20,154)	(11,565)

Net decrease in cash and cash equivalents	(4,646)	(306)

Cash and cash equivalents at beginning of period	24,833	21,734

Cash and cash equivalents at end of period	$20,187	$21,428

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended November 3, 2007 and October 28, 2006 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the results expected for the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
The year-end condensed consolidated balance sheet data presented for fiscal year ended February 3, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
NOTE 2 — EARNINGS PER SHARE:
FASB No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying consolidated statement of income. While the Company’s articles of incorporation provide the right for the

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 2 — EARNINGS PER SHARE (CONTINUED):
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
Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan and the potential vestings of restricted stock computed using the treasury stock method.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Weighted-average shares outstanding	31,891,308	31,298,253	31,713,755	31,270,347
Dilutive effect of :
Stock options	40,486	523,476	254,722	511,307
Restricted stock	55,100	24,512	50,524	13,496
Employee stock purchase plan	1,187	—	1,583	—

Weighted-average shares and common stock equivalents outstanding	31,988,081	31,846,241	32,020,584	31,795,150

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the nine months ended November 3, 2007 and October 28, 2006 were $15,216,000 and $21,121,000, respectively. Cash paid for interest for the nine months ended November 3, 2007 and October 28, 2006 was zero for both periods ended, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At November 3, 2007, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement was amended October 29, 2007 and has been extended from August 2008 to August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 3, 2007. There were no borrowings outstanding under this credit facility during the first nine months ended November 3, 2007 or October 28, 2006, respectively, or the fiscal year ended February 3, 2007. Interest on any borrowings is based on LIBOR, which was 4.68% at November 3, 2007.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
At November 3, 2007 and October 28, 2006 the Company had approximately $2,544,000 and $2,151,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at November 3, 2007, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
November 3, 2007	Retail	Credit	Total	November 3, 2007	Retail	Credit	Total
Revenues	$182,215	$2,623	$184,838	Revenues	$626,220	$7,781	$634,001
Depreciation	5,656	28	5,684	Depreciation	16,620	78	16,698
Interest and other income	(2,176)	—	(2,176)	Interest and other income	(6,385)	—	(6,385)
Income before taxes	2,803	1,144	3,947	Income before taxes	48,370	3,400	51,770
Total assets	380,967	69,170	450,137	Total assets	380,967	69,170	450,137
Capital expenditures	4,720	—	4,720	Capital expenditures	14,169	119	14,288

Three Months Ended				Nine Months Ended
October 28, 2006	Retail	Credit	Total	October 28, 2006	Retail	Credit	Total
Revenues	$188,171	$2,711	$190,882	Revenues	$633,718	$8,069	$641,787
Depreciation	5,142	27	5,169	Depreciation	15,494	67	15,561
Interest and other income	(2,131)	—	(2,131)	Interest and other income	(5,624)	—	(5,624)
Income before taxes	7,948	1,185	9,133	Income before taxes	57,753	3,179	60,932
Total assets	345,075	70,194	415,269	Total assets	345,075	70,194	415,269
Capital expenditures	5,797	2	5,799	Capital expenditures	23,146	23	23,169
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Bad debt expense	$678	$722	$1,812	$2,303
Payroll	251	246	738	760
Postage	235	239	748	780
Other expenses	287	292	1,005	980

Total expenses	$1,451	$1,499	$4,303	$4,823

NOTE 6 — STOCK BASED COMPENSATION:
Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value at the date of the grant. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and, consequently, has not adjusted results from prior periods to retroactively reflect compensation expense. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 and 2007 includes: quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
As of November 3, 2007, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,000,000	1,350,000	8,200,000
Options and/or restricted stock available for grant:
February 3, 2007	9,277	—	1,091,618	1,100,895
November 3, 2007	9,277	—	1,003,909	1,013,186
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the nine months ended November 3, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at February 3, 2007	1,236,675	$8.01	1.86 years	$18,363,084
Granted	—	—	—
Forfeited or expired	2,400	14.86
Exercised	1,083,200	7.40

Outstanding at November 3, 2007	151,075	$12.30	4.78 years	$1,218,037
Vested and exercisable at November 3, 2007	102,025	$11.08	3.85 years	$946,662

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2006 or the first nine months of fiscal 2007.
As of November 3, 2007, there was approximately $196,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.64 years. The total intrinsic value of options exercised during the third quarter and nine months ended November 3, 2007 was approximately $28,000 and $15,336,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
Effective with the adoption of SFAS No. 123R, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $470,000 and $1,282,000 for the third quarter and nine month period ended November 3, 2007, respectively, compared to $357,000 and $983,000 for the third quarter and nine month period ended October 28, 2006, respectively. These expenses are classified as a component of selling, general and administrative expenses.
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended November 3, 2007 and October 28, 2006, the Company reported $5,460,000 and $312,000 of excess tax benefits as a financing cash inflow in addition to $8,479,000 and $1,031,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended
November 3, 2007 and October 28, 2006, the Company sold 25,535 and 21,982 shares to employees at an average discount of $3.19 and $3.17 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $81,000 and $70,000 for the nine months ended November 3, 2007 and October 28, 2006, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of November 3, 2007 and October 28, 2006, there was $5,330,000 and $4,364,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.76 years and 4.5 years, respectively. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended November 3, 2007 was $397,000 and $1,095,000 compared to $285,000 and $795,000 for the third quarter and nine months ended October 28, 2006.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended November 3, 2007:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 3, 2007	214,882	$22.92
Granted	100,226	21.87
Vested	—
Forfeited	11,017	22.67

Restricted stock awards at November 3, 2007	304,091	$22.59
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
As a result of the implementation of FASB Interpretation No. 48, the Company recognized a transition adjustment increasing beginning retained earnings by $362,000. At February 4, 2007, the Company had a liability of approximately $6,200,000 for unrecognized tax benefits, approximately $4,200,000 of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 4, 2007, the Company had approximately $3,900,000 of accrued interest and penalties related to uncertain tax positions. The tax years after 2003 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.
As of the nine months ending November 3, 2007, there have been no significant changes in unrecognized tax benefits.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2007 AND OCTOBER 28, 2006
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 applies to all entities that elect the fair value option. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.
In December 2007, FASB issued SFAS 141 (Revised 2007), “Business Combinations”. The objective of SFAS 141 (Revised 2007) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 (Revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (Revised 2007) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 141 (Revised 2007) will have on its financial statements.
In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.6	101.7	101.4	101.5
Cost of goods sold	69.3	67.8	66.7	65.3
Selling, general and administrative	28.2	27.4	24.8	25.0
Depreciation	3.1	2.7	2.6	2.5
Interest and other income	(1.2)	(1.1)	(1.0)	(0.9)
Income before income taxes	2.2	4.9	8.3	9.6
Net income	1.6	3.1	5.5	6.1
Comparison of Third Quarter and First Nine Months of 2007 with 2006.
Total retail sales for the third quarter were $181.9 million compared to last year’s third quarter sales of $187.7 million, a 3.1% decrease. Same-store sales decreased 4.6% in the third quarter of fiscal 2007. For the nine months ended November 3, 2007, total retail sales were $625.0 million compared to last year’s first nine months sales of $632.1 million, a 1% decrease, and same-store sales decreased 3.3% for the comparable nine month period. The third quarter and nine months sales results reflect the difficult retail environment that the Company has faced and expects to face through the fourth quarter.
Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $184.8 million and $634.0 million for the third quarter and nine months ended November 3, 2007, respectively, compared to $190.9 million and $641.8 million for the third quarter and nine months ended October 28, 2006, respectively. The Company operated 1,321 stores at November 3, 2007 compared to 1,270 stores at the end of last year’s third quarter. For the first nine months of 2007 the Company opened 49 stores, relocated 16 stores and closed 4 stores. The Company expects to open approximately 60 to 65 stores and close approximately 15 stores during its full fiscal 2007 year.
Credit revenue of $2.6 million represented 1.4% of total revenues in the third quarter of 2007, compared to 2006 credit revenue of $2.7 million or 1.4% of total revenues. The slight reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS — (CONTINUED):
$1.5 million in the third quarter of 2007, flat to last year’s third quarter expenses of $1.5 million. Bad debt expense and administrative expenses were lower compared to the third quarter of 2006, partially offset by higher payroll expense.
Other income in total, as included in total revenues, was $3.0 million and $9.0 million for the third quarter and first nine months of fiscal 2007, compared to $3.2 million and $9.7 million for the prior year’s comparable three and nine months periods, respectively. The overall decrease resulted primarily from lower finance and layaway charges.
Cost of goods sold was $126.1 million, or 69.3% of retail sales and $417.0 million or 66.7% of retail sales for the third quarter and first nine months of fiscal 2007, compared to $127.2 million, or 67.8% of retail sales and $413.1 million, or 65.3% of retail sales for the prior year’s comparable three and nine month periods, respectively. The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2007 resulted primarily from higher markdowns and occupancy costs, partially offset by lower freight cost. The overall increase in cost of goods sold as a percent of retail sales for the first nine months of fiscal 2007 resulted primarily from higher occupancy cost and higher markdowns. The increase in markdowns was primarily due to lower sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) decreased by 7.8% to $55.8 million and by 5.0% to $208.0 million for the third quarter and first nine months of fiscal 2007 compared to $60.5 million and $219.0 million for the prior year’s comparable three and nine month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $51.3 million, or 28.2% of retail sales and $154.9 million, or 24.8% of retail sales for the third quarter and first nine months of fiscal 2007, compared to $51.5 million, or 27.4% of retail sales and $157.8 million, or 25.0% of retail sales for prior year’s comparable three and nine months periods, respectively. SG&A expenses as a percentage of retail sales increased 80 basis points for the third quarter of fiscal 2007 as compared to the prior year and decreased 20 basis points for the first nine months of fiscal 2007, as compared to the prior year. The increase in SG&A expenses as a percentage of retail sales for the third quarter of fiscal 2007 was primarily attributable to an increase in store salary expense, partially offset by a decrease in incentive-based compensation expenses. The overall dollar decrease in SG&A expenses for the third quarter of fiscal 2007 resulted primarily from decreased incentive-based compensation and timing of

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS — (CONTINUED):
advertising expenses. For the first nine months of fiscal 2007, the decrease in SG&A expenses as a percentage of retail sales and the overall dollar decrease in SG&A expense resulted primarily from decreased incentive-based compensation expenses, partially offset by increased payroll, workers’ compensation and group health insurance expenses.
Depreciation expense was $5.7 million, or 3.1% of retail sales and $16.7 million or 2.6% of retail sales, for the third quarter and first nine months of fiscal 2007, compared to $5.2 million, or 2.7% of retail sales and $15.6 million, or 2.5% of retail sales, for prior year’s comparable three and nine month periods, respectively.
Interest and other income was $2.2 million, or 1.2% of retail sales and $6.4 million, or 1.0% of retail sales for the third quarter and first nine months of fiscal 2007, compared to $2.1 million, or 1.1% of retail sales and $5.6 million, or 0.9% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The increase in the third quarter and first nine months of fiscal 2007 resulted primarily from higher interest rates and higher investment balances.
Income tax expense was $1.0 million, or 0.6% of retail sales and $17.7 million, or 2.8% of retail sales, for the third quarter and first nine months of fiscal 2007, compared to $3.3 million, or 1.8% of retail sales and $22.2 million, or 3.5% of retail sales, for the prior year’s comparable three and nine month periods. The decrease for the third quarter and nine month period resulted from lower pre-tax income and a lower effective tax rate primarily due to higher tax credits as a percentage of pre-tax income. The effective income tax rate for the third quarter and first nine months of fiscal 2007 was 25.6% and 34.1% respectively, compared to 35.8% and 36.4% for the prior year’s comparable three and nine month periods, respectively.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2007 was $57.6 million as compared to $34.5 million in the first nine months of fiscal 2006. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains a $35 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at November 3, 2007.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
Cash provided by operating activities for the first nine months of fiscal 2007 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $23.1 million for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was primarily due to a decrease in inventories and an increase in accounts payable and other liabilities in fiscal 2007, partially offset by lower net income in fiscal 2007.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2007 and for the foreseeable future.
At November 3, 2007, the Company had working capital of $193.2 million compared to $158.7 million at October 28, 2006. Additionally, the Company had $1.9 million invested in privately managed investment funds at November 3, 2007 and October 28, 2006, which are included in other assets on the Condensed Consolidated Balance Sheets.
At November 3, 2007, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 3, 2007. There were no borrowings outstanding under these credit facilities during the first nine months ended November 3, 2007 or the fiscal year ended February 3, 2007.
At November 3, 2007 and October 28, 2006, the Company had approximately $2.5 million and $2.2 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $14.3 million in the first nine months of fiscal 2007, compared to $23.2 million in last year’s first nine months. The expenditures for the first nine months of 2007 were primarily for store development and investments in new technology. For the full fiscal 2007 year, the Company expects to invest approximately $19.2 million for capital expenditures. This includes expenditures to open 60 to 65 new stores, relocate 18 stores and remodel 15 stores.
Net cash used in investing activities totaled $42.1 million in the first nine months of fiscal 2007 compared to $23.2 million provided for the comparable period of 2006. The increase was due primarily to the net increase in purchases over sales of short-term investments.
On May 24, 2007, the Board of Directors increased the quarterly dividend by 10% from $.15 per share to $.165 per share, or an annualized rate of $.66 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
On August 31, 2007, the Board authorized an increase in the Company’s share repurchase program of two million shares. There is no specified expiration on any shares authorized in the program. For the nine months ended November 3, 2007, the Company has repurchased or accepted 1,034,406 shares at a cost of $20,309,042.
The Company does not use derivative financial instruments. At November 3, 2007, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 3, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 3, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarizes the Company’s purchases of its common stock for the three months ended November 3, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	Of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased	Paid per Share (2)	Programs (1)	The Plans or Programs (1)
August 2007	306,500	$19.39	306,500
September 2007	—	—	—
October 2007	522,015	18.96	522,015

Total	828,515	$19.12	828,515	2.728 million shares

(1)
On August 30, 2007, the Company’s board of directors authorized an increase in the share repurchase program of two million shares. At the third quarter ending November 3, 2007, the Company had 2.728 million shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. During the month of November 2007, the Company repurchased 761,900 additional shares at a cost of $14,120,000.

(2)	Prices include trading costs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2	Registrant’s By Laws as amended and restated, incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant Filed December 10, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

December 12, 2007	/s/ John P. D. Cato
Date	John P. D. Cato
Chairman, President and
Chief Executive Officer

December 12, 2007	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Executive Vice President
Chief Financial Officer

December 12, 2007	/s/ John R. Howe
Date	John R. Howe
Senior Vice President
Controller