Form 10-K
period 2008-02-02
CATO CORP
filed 2008-04-01
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 3, 2007, the last business day of the Company’s most recent second quarter, was $634,351,746 based on the last reported sale price per share on the New York Stock Exchange on that date.

As of March 25, 2008, there were 27,649,013 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2008 annual meeting of shareholders are incorporated by reference into the following part of this annual report:
Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	3 – 7
Item 1A.	Risk Factors	7 – 9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 4A.	Executive Officers of the Registrant	10

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11 – 13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23 – 46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions, and Director Independence	48
Item 14.	Principal Accountant Fees and Services	48

PART IV
Item 15.	Exhibits and Financial Statement Schedule	49 – 58

Forward-looking Information

The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2008 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 2, 2008 (fiscal 2007), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation. Our website is located at www.catocorp.com where we make available free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at our Company offices at 8100 Denmark Road, Charlotte, North Carolina 28273-5975.

PART I

Item 1.	Business:

General

The Company, founded in 1946, operated 1,318 women’s fashion specialty stores at February 2, 2008, in 32 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions”, “Cato Plus”, “It’s Fashion”, and “It’s Fashion Metro”. The Company seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Company’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private label and is produced by various vendors in accordance with the Company’s specifications. Most stores range in size from 3,500 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 11% of retail sales in fiscal 2007. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Expansion.  The Company plans to continue to expand into northern, midwestern and southwestern adjacent states, as well as to fill-in its existing southeastern core geography.

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

The Company believes that the collaboration of its merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings and delivers quality exclusive on-trend styles at lower prices. The product development and direct sourcing operations provide research on emerging fashion and color trends, technical services and direct sourcing options.

As a part of its merchandising strategy, members of the Company’s merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors. The Company also takes aggressive markdowns on slow-selling merchandise and does not carry over merchandise to the next season.

Purchasing, Allocation and Distribution

Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2007, purchases from the Company’s largest vendor accounted for approximately 4% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, the Company does not expect that any economic, political or social unrest in any one geographic region would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise. However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company. See “Risk Factors — Risks Relating To Our Business — Changes or other disruptions in the Company’s merchandise supply chain including those affecting the importation of goods from the foreign markets that supply a significant amount of the Company’s merchandise, could materially and adversely affect the Company’s costs and results of operations.”

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

Advertising

The Company uses radio, television, in store signage, graphics and a Company website as its primary advertising media. The Company’s total advertising expenditures were approximately .8% of retail sales in fiscal 2007.

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

Store Locations

Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more and average approximately 3,900 square feet in size.

All of the Company’s stores are leased. Approximately 95% are located in strip shopping centers and 5% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2003.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2003	1,022	87	7	1,102
2004	1,102	80	5	1,177
2005	1,177	82	15	1,244
2006	1,244	58	26	1,276
2007	1,276	62	20	1,318

In fiscal 2007 the Company relocated 18 stores and remodeled 9 stores.

In fiscal 2008 the Company plans to open approximately 75 new stores, relocate 15 stores, close 32 stores, and remodel 15 stores. The expected store openings for 2008 include 30 new stores of an expanded version of the Company’s It’s Fashion division stores, eight of which will be conversions of current It’s Fashion stores which are also included in the planned store closings. The expanded store, operating under the name It’s Fashion Metro, currently has six stores open and is a value-priced fashion format offering the latest styles for the entire family including urban-inspired, nationally recognized brands at everyday low prices.

The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores. The 20 stores closed in fiscal 2007 were not material to the Company’s results of operations.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for 7.6%, 7.9% and 8.4% of retail sales in fiscal 2007, 2006 and 2005, respectively. The Company’s net bad debt expense was 4.9%, 4.1% and 7.2% of credit sales in fiscal 2007, 2006 and 2005, respectively.

Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

Layaway Plan

Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 3.3%, 3.8% and 4.6% of retail sales in fiscal 2007, 2006 and 2005, respectively.

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

Associates

As of February 2, 2008, the Company employed approximately 9,800 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

As of March 25, 2008, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock. As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests. In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business. The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position or results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 4A.	Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 25, 2008 are as follows:

Name	Age	Position

John P. D. Cato	57	Chairman, President and Chief Executive Officer
Michael T. Greer	45	Executive Vice President, Director of Stores
Howard A. Severson	60	Executive Vice President, Chief Real Estate and Store Development Officer
Thomas W. Stoltz	47	Executive Vice President, Chief Financial Officer
Stuart L. Uselton	47	Executive Vice President, Chief Administrative Officer
B. Allen Weinstein	61	Executive Vice President, Chief Merchandising Officer

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

B. Allen Weinstein joined the Company as Executive Vice President, Chief Merchandising Officer of the Cato Division in August 1997 and served in that position until November 2004. Since November 2004, he has served as Executive Vice President, Chief Merchandising Officer of the Company. From 1995 to 1997, he was Senior Vice President — Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising for Beall’s, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market & Dividend Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CTR. As required by Section 3.03A.12(a) of the NYSE listing standards, The Cato Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards. Below is the market range and dividend information for the four quarters of fiscal 2007 and 2006.

	Price
2007	High	Low	Dividend

First quarter	$24.19	$20.38	$.15
Second quarter	25.01	20.54	.165
Third quarter	22.07	17.86	.165
Fourth quarter	19.85	13.49	.165

	Price
2006	High	Low	Dividend

First quarter	$23.86	$19.80	$.13
Second quarter	26.25	21.86	.15
Third quarter	25.52	21.91	.15
Fourth quarter	24.94	21.70	.15

As of March 25, 2008 the approximate number of record holders of the Company’s Class A Common Stock was 3,806 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers Apparel Index and (ii) the Russell 2000 Index.

The Cato Corporation
Stock Performance Graph

THE CATO CORPORATION
STOCK PERFORMANCE TABLE
(BASE 100 — IN DOLLARS)

		DOW JONES
LAST TRADING DAY	THE CATO	U.S. RETAILERS,	RUSSELL 2000
OF THE FISCAL YEAR	CORPORATION	APPL INDEX	INDEX
1/31/03	100	100	100

1/30/04	118	134	158

1/28/05	168	162	169

1/27/06	182	184	204

2/02/07	192	223	228

2/01/08	140	176	208

The graph assumes an initial investment of $100 on January 31, 2003, the last trading day prior to the commencement of the Company’s 2003 fiscal year, and that all dividends were reinvested.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 2, 2008.

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by security holders	139,075	$12.41	1,272,220
Equity compensation plans not approved by security holders	—	—	—

Total	139,075	$12.41	1,272,220

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended February 2, 2008.

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased	Paid per Share(2)	Programs(1)	The Plans or Programs(1)

November 2007	691,900	$18.87	691,900
December 2007	1,455,100	15.35	1,455,100
January 2008	186,600	15.33	186,600

Total	2,333,600	$16.39	2,333,600	394,660 shares

(1)	On August 30, 2007, the Company’s Board of Directors authorized an increase in the share repurchase program of two million shares. At fiscal year end February 2, 2008, the Company had 394,660 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. In fiscal 2007, the Company repurchased 3.162 million shares under this program for approximately $54.1 million or an average market price per share of $17.11. In addition, 205,891 shares at an average market price per share of $21.70 were tendered as partial payment of the exercise price of an employee stock option and the related tax withholding.

(2)	Prices include trading costs.

Item 6.	Selected Financial Data:

Certain selected financial data for the five fiscal years ended February 2, 2008 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

The five-year selected consolidated financial data presented in this Item 6 has been adjusted to reflect a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effected June 27, 2005.

Fiscal Year	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales	$834,341	$862,813	$821,639	$773,809	$731,770
Other income	12,096	13,072	14,742	15,795	15,497
Total revenues	846,437	875,885	836,381	789,604	747,267
Cost of goods sold (exclusive of depreciation shown below)	572,309	572,712	546,955	528,916	508,991
Gross margin	262,032	290,101	274,684	244,893	222,779
Gross margin percent	31.4%	33.6%	33.4%	31.6%	30.4%
Selling, general and administrative	210,892	212,157	203,156	187,618	174,202
Selling, general and administrative percent of retail sales	25.3%	24.6%	24.7%	24.2%	23.8%
Depreciation	22,212	20,941	20,275	20,397	18,695
Interest expense	9	41	183	717	306
Interest and other income	(8,218)	(9,597)	(4,563)	(2,739)	(3,614)
Income before income taxes	49,233	79,631	70,375	54,695	48,687
Income tax expense	16,914	28,181	25,546	19,854	17,673
Net income	$32,319	$51,450	$44,829	$34,841	$31,014
Basic earnings per share	$1.03	$1.64	$1.44	$1.13	$.89
Diluted earnings per share	$1.03	$1.62	$1.41	$1.11	$.88
Cash dividends paid per share	$.645	$.58	$.507	$.457	$.42

SELECTED OPERATING DATA:
Stores open at end of year	1,318	1,276	1,244	1,177	1,102
Average sales per store(1)	$640,000	$685,000	$684,000	$682,000	$692,000
Average sales per square foot of selling space	$165	$175	$173	$170	$171
Comparable store sales increase (decrease)	(4)%	(2)%	1%	0%	(7)%

BALANCE SHEET DATA (at period end):
Cash, cash equivalents and short-term investments	$114,578	$123,542	$107,819	$107,228	$71,402
Working capital	144,114	176,464	139,114	136,980	117,403
Total assets	420,792	432,322	406,636	397,323	356,284
Total stockholders’ equity	247,370	276,793	239,948	211,175	186,075

(1)	Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

(2)	The fiscal year 2006 contained 53 weeks versus 52 weeks for all other years shown.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	February 2,	February 3,	January 28,
Fiscal Year Ended	2008	2007	2006

Retail sales	100.0%	100.0%	100.0%
Other income	1.4	1.5	1.8
Total revenues	101.4	101.5	101.8
Cost of goods sold	68.6	66.4	66.6
Selling, general and administrative	25.3	24.6	24.7
Depreciation	2.7	2.4	2.5
Interest and other income	(1.0)	(1.1)	(0.6)
Income before income taxes	5.9	9.2	8.6
Net income	3.9%	6.0%	5.5%

Fiscal 2007 Compared to Fiscal 2006

Retail sales decreased by 3.3% to $834.3 million in fiscal 2007 compared to $862.8 million in fiscal 2006. The fiscal year ended February 2, 2008 contained 52 weeks versus 53 weeks in fiscal year ended February 3, 2007. The decrease in retail sales in fiscal 2007 was attributable to the reduction of one week of sales estimated at $18.7 million and the difficult retail environment. On an equivalent 52 week basis, comparable store sales decreased 4% from fiscal 2006. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), decreased by 3.4% to $846.4 million in fiscal 2007 compared to $875.9 million in fiscal 2006. The Company operated 1,318 stores at February 2, 2008 compared to 1,276 stores operated at February 3, 2007.

In fiscal 2007, the Company opened 62 new stores, relocated 18 stores, remodeled 9 stores and closed 20 stores.

Other income in total, as included in total revenues in fiscal 2007, decreased slightly to $12.1 million from $13.1 million in fiscal 2006. The decrease resulted primarily from credit revenue and finance and layaway charges.

Credit revenue of $10.4 million represented 1.2% of total revenue in fiscal 2007. This is comparable to 2006 credit revenue of $10.9 million or 1.2% of total revenue. The decrease in credit revenue was primarily due to reductions in finance charge income as a result of lower accounts receivable balances. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $6.1 million in fiscal 2007 compared to $5.9 million in fiscal 2006. The increase in these expenses was principally due to higher bad debt expense in fiscal 2007. See Note 14 of the Consolidated Financial Statements for a schedule of credit related expenses. Total segment credit income before taxes decreased $0.6 million from $4.9 million in 2006 to $4.3 million in 2007 due to decreased finance charge income and increased bad debt expense. Total credit income of $4.3 million in 2007 represented 8.7% of total income before taxes of $49.2 million compared to total credit income of $4.9 million in 2006 which represented 6.1% of 2006 total income before taxes.

Cost of goods sold was $572.3 million, or 68.6% of retail sales, in fiscal 2007 compared to $572.7 million, or 66.4% of retail sales, in fiscal 2006. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher occupancy costs and higher markdowns. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) decreased by 9.7% to

$262.0 million in fiscal 2007 from $290.1 million in fiscal 2006. Gross margin as presented may not be comparable to that of other companies.

Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $210.9 million in fiscal 2007 compared to $212.2 million in fiscal 2006, a decrease of 0.6%. As a percent of retail sales, SG&A was 25.3% compared to 24.6% in the prior year. The overall dollar decrease in SG&A resulted primarily from a decrease in incentive based compensation expenses offset by increased salary expense driven by store development and increased health care expenses.

Depreciation expense was $22.2 million in fiscal 2007 compared to $20.9 million in fiscal 2006. The depreciation expense in fiscal 2007 and 2006 resulted primarily from the Company’s store development activity and investment in technology.

Interest and other income was $8.2 million in fiscal 2007 compared to $9.6 million in fiscal 2006. The decrease is due to the settlement of a $2.4 million insurance claim for hurricane losses received in the fourth quarter of fiscal 2006, partially offset by higher interest income due to increased rates and higher average invested balances. See Note 2 to the Consolidated Financial Statements for details.

Income tax expense was $16.9 million, or 2.0% of retail sales in fiscal 2007 compared to $28.2, or 3.2% of retail sales in fiscal 2006. The decrease resulted from lower pre-tax income in conjunction with a reduction in the effective tax rate. The effective tax rate was 34.4% in fiscal 2007 and 35.4% in fiscal 2006. The Company expects the effective rate in 2008 to be approximately 34.0% to 36.0%.

Fiscal 2006 Compared to Fiscal 2005

Retail sales increased by 5% to $862.8 million in fiscal 2006 compared to $821.6 million in fiscal 2005. The fiscal year ended February 3, 2007 contained 53 weeks versus 52 weeks in fiscal year ended January 28, 2006. The increase in retail sales in fiscal 2006 was attributable to sales from new stores and the additional week. The additional week in fiscal 2006 increased total sales by $17.2 million for the year. On an equivalent 53 week basis, comparable store sales decreased 2% from the prior year. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 5% to $875.9 million in fiscal 2006 compared to $836.4 million in fiscal 2005. The Company operated 1,276 stores at February 3, 2007 compared to 1,244 stores operated at January 28, 2006.

In fiscal 2006, the Company opened 58 new stores, relocated 20 stores, remodeled 8 stores and closed 26 stores.

Credit revenue of $10.9 million represented 1.2% of total revenue in fiscal 2006. This is comparable to 2005 credit revenue of $12.7 million or 1.5% of total revenue. The decrease in credit revenue was primarily due to reductions in finance charge and late fee income as a result of lower accounts receivable balances and a higher percentage of accounts current. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $5.9 million in fiscal 2006 compared to $7.9 million in fiscal 2005. The decrease in these expenses was principally due to lower bad debt expense in fiscal 2006. See Note 14 of the Consolidated Financial Statements for a schedule of credit related expenses. Total credit income before taxes increased $0.2 million from $4.7 million in 2005 to $4.9 million in 2006 due to decreased bad debt expense. Total credit income of $4.9 million in 2006 represented 6.2% of total income before taxes of $79.6 million.

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

Income tax expense was $28.2 million, or 3.2% of retail sales in fiscal 2006 compared to $25.5 million, or 3.1% of retail sales in fiscal 2005. The increase resulted from higher pre-tax income, partially offset by a reduction in the effective tax rate. The effective tax rate was 35.4% in fiscal 2006 and 36.3% in fiscal 2005.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging roll rates over a period of up to 12 months. The allowance is reviewed for adequacy and adjusted, as necessary, on a quarterly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

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

Insurance Liabilities

The Company is primarily self-insured for health care, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to make adjustments to the provision for insurance costs that could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

Uncertain Tax Positions

The Company records liabilities for uncertain tax positions principally related to state income taxes as of the balance sheet date. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax codes, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgements regarding the application of complex tax regulations across many jurisdictions. Despite our belief that our estimates and judgements are reasonable, differences between our estimated and actual tax liabilities could exist. These differences may arise from settlements of tax audits, expiration of the statute of limitations, or the evolution and application of the various jurisdictional tax codes and regulations. Any differences will be recorded in the period in which they become known and could have a material effect on the results of operations in the period the adjustment is recorded.

Revenue Recognition

While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgement, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards, layaway deposits and merchandise credits granted to customers are recorded as deferred revenue until they are redeemed or forfeited. Gift cards and merchandise credits do not have expiration dates. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

Beginning with the fourth quarter of fiscal 2007, the Company began recognizing income on unredeemed gift cards (“gift card breakage”) as a component of other income. Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions. Gift card breakage income will be recognized on a quarterly basis and is not expected to be material.

Credit revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

Liquidity, Capital Resources and Market Risk

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2007 was $74.2 million as compared to $58.7 million in fiscal 2006. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s common stock. In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at February 2, 2008.

Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital. The increase of $15.5 million for fiscal 2007 over fiscal 2006 is primarily due to an increase in accounts payable due to more favorable terms with certain merchandise vendors, offset by a decrease in accrued bonus and benefits and deferred income taxes combined with the decrease in net earnings of $19.1 million.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2008 and for the foreseeable future.

At February 2, 2008, the Company had working capital of $144.1 million compared to $176.5 million at February 3, 2007. Additionally, the Company had $2.6 million invested in privately managed investment funds and other miscellaneous equities, which are reported under other noncurrent assets of the consolidated balance sheets.

At February 2, 2008, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million. The revolving credit agreement was amended October 29, 2007 and has been extended from August 2008 to August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 2, 2008. There were no borrowings outstanding under these credit facilities during the fiscal year ended February 2, 2008 or the fiscal year ended February 3, 2007.

On August 22, 2003, the Company entered into a new unsecured $30.0 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility with no early prepayment penalty. With the early retirement of this loan, the Company had no outstanding debt as of February 2, 2008 or February 3, 2007.

The Company had approximately $4.3 million and $4.5 million at February 2, 2008 and February 3, 2007, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $18.3 million, $27.5 million and $28.5 million in fiscal 2007, 2006 and 2005, respectively. The expenditures for fiscal 2007 were primarily for store development, store remodels and investments in new technology. In fiscal 2008, the Company is planning to invest approximately $18.9 million in capital expenditures. This includes expenditures to open 75 new stores, relocate 15 stores and close up to 32 stores. In addition, the Company plans to remodel 15 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

Net cash used in investing activities totaled $12.1 million for fiscal 2007 compared to $40.0 million used for the comparable period of 2006. The decrease was due primarily to a reduction in expenditures for property and equipment offset by the net reduction in sale of short-term investments.

On May 24, 2007, the Board of Directors increased the quarterly dividend by 10% from $.15 per share to $.165 per share, or an annualized rate of $.66 per share.

The Company does not use derivative financial instruments. At February 2, 2008, the Company’s investment portfolio was primarily invested in auction rate securities and governmental securities held in a managed fund. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

As of February 2, 2008, the Company held $41.9 million in auction rate securities (“ARS”) backed by tax exempt municipal debt rated A or better. The underlying securities have contractual maturities which generally range from seven to thirty years and are classified as available for sale and recorded at fair value due to the resetting of the interest rates every 7 to 35 days. Of the $41.9 million in ARS, $13.9 million failed their last auction subsequent to February 2, 2008. As a result, our ability to liquidate these investments in the near term may be limited. The Company believes it has sufficient liquidity for its current needs without selling any failed ARS and does not currently intend to liquidate these securities until market conditions improve. The underlying securities of the failed auctions remain sound and the Company does not expect any losses or impairment. To date, the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future.

The following table shows the Company’s obligations and commitments as of February 2, 2008, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Uncertain tax positions(1)	$9,180	$—	$—	$—	$—	$—	$9,180
Merchandise letters of credit	4,274	4,274	—	—	—	—	—
Operating leases	153,046	54,095	40,312	29,501	19,356	9,614	168

Total Contractual Obligations	$166,500	$58,369	$40,312	$29,501	$19,356	9,614	$9,348

(1)	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on February 4, 2007. See Note 12 to Consolidated Financial Statements, “Income Taxes.”

In September 2006, FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 applies to all entities that elect the fair value option. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to associates for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Cato Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting located under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, NC
April 1, 2008

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in thousands, except per share data)

REVENUES
Retail sales	$834,341	$862,813	$821,639
Other income (principally finance charges, late fees and layaway charges)	12,096	13,072	14,742

Total revenues	846,437	875,885	836,381

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	572,309	572,712	546,955
Selling, general and administrative	210,892	212,157	203,156
Depreciation	22,212	20,941	20,275
Interest expense	9	41	183
Interest and other income	(8,218)	(9,597)	(4,563)

	797,204	796,254	766,006

Income before income taxes	49,233	79,631	70,375
Income tax expense	16,914	28,181	25,546

Net income	$32,319	$51,450	$44,829

Basic earnings per share	$1.03	$1.64	$1.44

Basic weighted average shares	31,279,918	31,281,163	31,117,214

Diluted earnings per share	$1.03	$1.62	$1.41

Diluted weighted average shares	31,513,202	31,815,332	31,789,887

Dividends per share	$.645	$.580	$.507

Comprehensive income:
Net income	$32,319	$51,450	$44,829
Unrealized gains on available-for-sale securities, net of deferred income tax liability or benefit	484	147	7

Net comprehensive income	$32,803	$51,597	$44,836

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$21,583	$24,833
Short-term investments	92,995	98,709
Accounts receivable, net of allowance for doubtful accounts of $3,263 at February 2, 2008 and $3,554 at February 3, 2007	45,282	45,958
Merchandise inventories	118,679	115,918
Deferred income taxes	6,756	7,508
Prepaid expenses	7,755	6,587

Total Current Assets	293,050	299,513
Property and equipment — net	123,190	128,461
Other assets	4,552	4,348

Total Assets	$420,792	$432,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,848	$77,046
Accrued expenses	27,617	29,526
Accrued bonus and benefits	2,543	10,756
Accrued income taxes	7,928	5,721

Total Current Liabilities	148,936	123,049
Deferred income taxes	1,707	8,817
Other noncurrent liabilities (primarily deferred rent)	22,779	23,663

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 36,109,263 and 35,955,815 shares issued at February 2, 2008 and February 3, 2007, respectively	1,204	1,199
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 and 690,525 shares at February 2, 2008 and February 3, 2007, respectively	58	23
Additional paid-in capital	58,685	42,475
Retained earnings	340,088	327,684
Accumulated other comprehensive income	709	225

	400,744	371,606
Less Class A common stock in treasury, at cost (8,461,615 shares at February 2, 2008 and 5,093,609 shares at February 3, 2007, respectively)	(153,374)	(94,813)

Total Stockholders’ Equity	247,370	276,793

Total Liabilities and Stockholders’ Equity	$420,792	$432,322

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$32,319	$51,450	$44,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,212	20,941	20,275
Provision for doubtful accounts	2,844	2,633	4,650
Share — based compensation	1,694	1,326	682
Excess tax benefits from share-based compensation	(5,964)	(768)	—
Deferred income taxes	(6,358)	574	(3,656)
Loss on disposal of property and equipment	1,163	2,079	1,757
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(2,168)	1,053	(3,405)
Merchandise inventories	(2,761)	(12,548)	(2,832)
Prepaid and other assets	(1,372)	2,238	(1,065)
Accrued income taxes	8,533	1,499	525
Accounts payable, accrued expenses and other liabilities	24,022	(11,776)	9,183

Net cash provided by operating activities	74,164	58,701	70,943

INVESTING ACTIVITIES
Expenditures for property and equipment	(18,330)	(27,547)	(28,512)
Purchases of short-term investments	(313,761)	(180,463)	(94,845)
Sales of short-term investments	319,960	167,985	97,355

Net cash used in investing activities	(12,131)	(40,025)	(26,002)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	(1,000)	500	(3,100)
Dividends paid	(20,277)	(18,228)	(15,867)
Purchases of treasury stock	(58,561)	—	(3,536)
Payments to settle long term debt	—	—	(22,000)
Proceeds from employee stock purchase plan	481	413	430
Excess tax benefits from share-based compensation	5,964	768	—
Proceeds from stock options exercised	8,110	970	2,226

Net cash used in financing activities	(65,283)	(15,577)	(41,847)

Net increase (decrease) in cash and cash equivalents	(3,250)	3,099	3,094
Cash and cash equivalents at beginning of year	24,833	21,734	18,640

Cash and cash equivalents at end of year	$21,583	$24,833	$21,734

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock Awards	Stock	Equity
	(Dollars in thousands)

Balance — January 29, 2005	875	187	103,366	265,499	71	(911)	(157,912)	211,175
Comprehensive income:
Net income				44,829				44,829
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $3					7			7
Dividends paid ($.507 per share)				(15,866)				(15,866)
Class A common stock sold through employee stock purchase plan — 28,684 shares	1		429					430
Class A common stock sold through stock option plans — 172,025 shares	5		1,310					1,315
Income tax benefit from stock options exercised			912					912
Purchase of treasury shares — 186,531							(3,536)	(3,536)
Cancellation of treasury shares — 6,136,354	143		(66,773)				66,630	—
Shares reclassified from Class B to Class A — 4,907,309 shares	164	(164)						—
Unearned compensation — restricted stock awards						682		682

Balance — January 28, 2006	1,188	23	39,244	294,462	78	(229)	(94,818)	239,948
Comprehensive income:
Net income				51,450				51,450
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $78					147			147
Dividends paid ($.58 per share)				(18,228)				(18,228)
Class A common stock sold through employee stock purchase plan — 22,873 shares	1		484					485
Class A common stock sold through stock option plans — 95,775 shares	3		1,127					1,130
Class A common stock issued through restricted stock grant plans 214,882 shares	7		857					864
Income tax benefit from stock options exercised			768					768
Cancellation of treasury shares — 231 shares			(5)				5	—
Unearned compensation — restricted stock awards						229		229

Balance — February 3, 2007	1,199	23	42,475	327,684	225	—	(94,813)	276,793
Comprehensive income:
Net income				32,319				32,319
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $247					484			484
Dividends paid ($.645 per share)				(20,277)				(20,277)
Class A common stock sold through employee stock purchase plan — 27,164 shares	1		565					566
Class A common stock sold through stock option plans — 39,200 shares	1		514					515
Class B common stock sold through stock option plans 1,053,000 shares		35	7,677					7,712
Class A common stock issued through restricted stock grant plans 87,085 shares	3		1,490					1,493
Income tax benefit from stock options exercised			5,964					5,964
Repurchase of treasury shares — 3,368,006 shares							(58,561)	(58,561)
Adoption of FIN 48				362				362

Balance — February 2, 2008	1,204	58	58,685	340,088	709	—	(153,374)	247,370

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Principles of Consolidation:  The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year:  The Company has two business segments — the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion” and “It’s Fashion Metro” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2007 had 52 weeks while fiscal 2006 had 53 weeks and fiscal 2005 had 52 weeks.

Use of Estimates:  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, inventory shrinkage accrual and tax positions.

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

Supplemental Cash Flow Information:  Income tax payments, net of refunds received, for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 were $15,012,000, $26,651,000 and $28,415,000, respectively. Cash paid for interest for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 were $8,000, $-0- and $143,000, respectively.

Inventories:  Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment:  Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives. Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information Technology equipment and software	3-10 years

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2007, 2006 and 2005 were $1,039,120, $479,178 and $387,139, respectively. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

The Company determines the classification of leases consistent with FASB issued Statement No. 13 (“SFAS 13”). Accounting for Leases. The Company leases all of its retail stores. Most lease agreements contain construction allowances and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases including renewal periods considered reasonably assured, the Company uses the date of initial possession to begin amortization which is when the Company enters the space and begins to make improvements in preparation for intended use.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards, layaway deposits and merchandise credits granted to customers are recorded as deferred revenue until they are redeemed or forfeited. Gift cards and merchandise credits do not have expiration dates. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

In the fourth quarter of fiscal 2007, the Company recognized $79,000 of income on unredeemed gift cards (“gift card breakage”) as a component of other income. Beginning in fiscal 2007, gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

Advertising:  Advertising costs are expensed in the period in which they are incurred. Advertising expense was $6,760,000, $6,546,000 and $6,103,000 for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

Stock Repurchase Program:  On August 30, 2007, the Company’s Board of Directors authorized an increase in the stock repurchase program of two million shares, bringing total shares to repurchase to 9.581 million shares. At fiscal year end February 2, 2008, the Company had repurchased 9.186 million shares under this program, leaving 394,660 shares remaining to open authorizations. There is no specified expiration date for the Company’s repurchase program. For fiscal 2007, the Company repurchased 3.162 million shares for approximately $54.1 million or an average market price per share of $17.11. In addition, 205,891 shares for approximately $4.5 million or an average market price per share of $21.70 were tendered as partial payment of the exercise price of an employee stock option and the related tax withholding.

Earnings Per Share:  FASB No. 128, Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying consolidated statement of income. While the Company’s articles of incorporation provide the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. No dilutive shares were included for the three-month period ending February 2, 2008, however, as the Company had a loss for the period and the inclusion of diluted shares would be anti-dilutive in the calculation of diluted EPS. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method.

	Three Months Ended		Twelve Months Ended
	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007

Weighted-average shares outstanding	29,978,405	31,326,640	31,279,918	31,281,163
Dilutive effect of :
Stock options	—	545,350	187,593	512,814
Restricted stock	—	37,464	45,691	21,355
Employee stock purchase plan	—	—	—	—

Weighted-average shares and common stock equivalents outstanding	29,978,405	31,909,454	31,513,202	31,815,332

Vendor Allowances:  The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold as earned as the related products are sold in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Under this EITF, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales. The Company does not receive cooperative advertising allowances.

Income Taxes:  The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, on February 4, 2007. Unrecognized tax benefits for uncertain tax positions are established in accordance with FASB Interpretation No. 48, when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company will adjust these liabilities in light of changing facts and circumstances. As a result of the implementation of FASB Interpretation No. 48, the Company recognized a transition adjustment increasing beginning retained earnings by $362,000.

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

Insurance:  The Company is self-insured with respect to employee healthcare, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for employee healthcare, $350,000 for worker’s compensation and $200,000 for general liability. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions. Contributions to the VEBA trust were $12,065,000, $10,430,000 and

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12,110,000 in fiscal 2007, 2006 and 2005, respectively. Accrued healthcare was $1,304,000 and $814,000 and assets held in VEBA trust were $852,000 and $791,000 at February 2, 2008 and February 3, 2007, respectively. The Company paid worker’s compensation and general liability claims of $4,080,000, $3,329,000 and $2,977,000 in fiscal years 2007, 2006 and 2005, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $4,739,000, $3,971,000 and $3,518,000 in fiscal 2007, 2006 and 2005, respectively. Accrued workers’ compensation and general liabilities were $4,127,000 and $4,602,000 at February 2, 2008 and February 3, 2007, respectively. The Company had no outstanding letters of credit relating to such claims at February 2, 2008 or at February 3, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation prescribes the recognition threshold a tax position is required to meet before being recognized in the financial statements. The Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on February 4, 2007.

In September 2006, FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 applies to all entities that elect the fair value option. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to associates for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. We are currently evaluating the impact that this standard may have on our results of operations and financial position.

2.	Interest and Other Income:

The components of Interest and other income are shown below in gross amounts (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006

Dividend income	$(17)	$(23)	$(17)
Interest income	(5,729)	(4,221)	(2,593)
Hurricane claims settlement	—	(2,384)	—
Visa/Mastercard claims settlement	—	(470)	—
Miscellaneous income	(2,207)	(2,100)	(1,836)
(Gain)/loss investment sales	(265)	(399)	(117

Interest and other income	$(8,218)	$(9,597)	$(4,563)

3.	Short-Term Investments:

The Company’s investment portfolio was primarily invested in auction rate securities and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income.

As of February 2, 2008, the Company held $41.9 million in auction rate securities (“ARS”) backed by tax exempt municipal debt rated A or better. The underlying securities have contractual maturities which generally range from seven to thirty years and are classified as available for sale and recorded at fair value due to the resetting of the interest rates every 7 to 35 days. Of the $41.9 million in ARS, $13.9 million failed their last auction subsequent to February 2, 2008. To date, the Company has collected all interest payments on all of its ARS when due.

The Company also held $41.5 million of governmental debt securities and $9.0 million in VRDN’s (variable rate demand notes) in managed funds as of February 2, 2008. The underlying securities of the governmental debt have contractual maturities of less than 36 months and are classified as available for sale and recorded at fair value due to being marketable and highly liquid. The underlying securities of the VRDN’s have contractual maturities from one to twenty-eight years and are classified as available for sale and recorded at fair value due to resetting every 7 to 35 days.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reflects accumulated unrealized gains in short-term investments at February 2, 2008 of $408,000 net of a deferred income tax liability of $214,000 and accumulated unrealized losses in short-term investments at February 3, 2007 of $34,000, net of a deferred income tax benefit of $18,000.

	February 2, 2008			February 3, 2007
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized gain (loss)	$92,373	$622	$92,995	$98,761	$(52)	$98,709

Total	$92,373	$622	$92,995	$98,761	$(52)	$98,709

Additionally, the Company had $2.6 million invested in privately managed investment funds and other miscellaneous equities at February 2, 2008 and $2.7 million at February 3, 2007, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

Accumulated other comprehensive income in the Consolidated Balance Sheets reflects the accumulated unrealized losses in short-term investments shown above, which at February 2, 2008 was offset by unrealized gains in equity investments of $301,000, net of a deferred income tax liability of $157,000 and at February 3, 2007 was offset by the accumulated unrealized gains in equity investments of $259,000, net of a deferred income tax liability of $141,000. All investments with unrealized losses disclosed were in a loss position for less than 12 months.

As disclosed in Note 2, the Company had realized gains of $265,000 in fiscal 2007, realized gains of $399,000 in fiscal 2006 and realized gains of $117,000 in fiscal 2005.

4.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	February 2,	February 3,
	2008	2007

Customer accounts — principally deferred payment accounts	$42,007	$43,939
Miscellaneous trade receivables	6,538	5,573

Total	48,545	49,512
Less allowance for doubtful accounts	3,263	3,554

Accounts receivable — net	$45,282	$45,958

Finance charge and late charge revenue on customer deferred payment accounts totaled $10,370,000, $10,866,000 and $12,507,000 for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively, and charges against the allowance for doubtful accounts were $2,844,000, $2,633,000 and $4,650,000 for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Expenses charged relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment:

Property and equipment consist of the following (in thousands):

	February 2,	February 3,
	2008	2007

Land and improvements	$3,681	$3,266
Buildings	18,518	17,990
Leasehold improvements	53,938	51,308
Fixtures and equipment	160,688	158,614
Information Technology equipment and software	48,649	45,594
Construction in progress	1,741	2,833

Total	287,215	279,605
Less accumulated depreciation	164,025	151,144

Property and equipment — net	$123,190	$128,461

Construction in progress primarily represents costs related to a new store development and investments in new technology.

6.	Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	February 2,	February 3,
	2008	2007

Accrued payroll and related items	$4,476	$5,524
Accrued advertising	299	504
Property and other taxes	11,159	11,446
Accrued insurance	5,225	5,227
Other	6,458	6,825

Total	$27,617	$29,526

7.	Financing Arrangements:

At February 2, 2008, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $35.0 million. This revolving credit agreement was entered into on August 22, 2003, amended October 24, 2007 and is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 2, 2008. There were no borrowings outstanding under this facility during the fiscal year ended February 2, 2008 or February 3, 2007. Interest is based on LIBOR, which was 3.14% on February 2, 2008.

On August 22, 2003, the Company entered into an unsecured $30.0 million five-year term loan facility, the proceeds of which were used to purchase Class B Common Stock from the Company’s founders. Payments were due in monthly installments of $500,000 plus accrued interest. Interest was based on LIBOR. On April 5, 2005, the Company repaid the remaining balance of $20.5 million on this loan facility. With the early retirement of this loan, the Company had no outstanding debt as of February 2, 2008 or February 3, 2007.

The Company had approximately $4.3 million and $4.5 million at February 2, 2008 and February 3, 2007 respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,350,000 shares are issuable. As of February 2, 2008, 343,967 shares had been granted from this Plan.

In May 2003, the shareholders approved a new 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all associates may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, associates are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 27,164 shares, 22,873 shares and 28,684 shares for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

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

The Company adopted in 1987 an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key associates of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan.  The purchase price of the shares under an option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.  As of February 2, 2008, 5,837,723 shares had been granted under the plans.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,000,000 shares are issuable. The ability to grant awards under the 1999 Plan expired on July 31, 2004.

In May 2002, the Board of Directors approved and granted to a key executive under the 1999 Incentive Compensation Plan restricted stock awards of 150,000 shares of Class B Common Stock, with a per share fair value of $18.21. These stock awards cliff vested after four years and the unvested portion is included in stockholders’ equity as unearned compensation in the accompanying financial statements. The charge to compensation expense for these stock awards was $-0-, $229,000 and $682,000 in fiscal 2007, 2006 and 2005, respectively. As of February 2, 2008, all such shares were fully vested.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option plan activity for the three fiscal years ended February 2, 2008 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
January 29, 2005	1,505,325	$5.13 – $17.84	$8.05
Granted	22,250	18.96 – 21.75	20.05
Exercised	(172,025)	5.13 – 17.84	7.63
Cancelled	(12,150)	11.50 – 20.50	14.62

Outstanding options,
January 28, 2006	1,343,400	5.50 – 21.75	8.23
Granted	—	—	—
Exercised	(95,775)	5.50 – 21.37	10.12
Cancelled	(10,950)	13.47 – 21.37	17.24

Outstanding options,
February 3, 2007	1,236,675	5.50 – 21.75	8.01
Granted	—	—	—
Exercised	(1,092,200)	5.50 – 17.84	7.41
Cancelled	(5,400)	13.52 – 19.53	17.45

Outstanding options,
February 2, 2008	139,075	$6.39 – $21.75	$12.41

The following tables summarize stock option information at February 2, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$6.39 – $ 8.96	42,650	1.49 years	$8.28	42,650	$8.28
11.10 – 14.79	74,025	5.67 years	13.30	45,375	12.98
15.08 – 19.99	20,900	6.91 years	17.00	12,500	17.20
21.75 – 21.75	1,500	7.08 years	21.75	600	21.75

$6.39 – $21.75	139,075	4.59 years	$12.41	101,125	$11.58

Outstanding options at February 2, 2008 covered 139,075 shares of Class A Common Stock and no shares of Class B Common Stock. Outstanding options at February 3, 2007 covered 183,675 shares of Class A Common Stock and 1,053,000 shares of Class B Common Stock. See Note 15 to the Consolidated Financial Statements for further information on the Company’s Stock Based Compensation.

On May 24, 2007 the Board of Directors increased the quarterly dividend by 10% from $.15 per share to $.165 per share, or an annualized rate of $.66 per share.

9.	Employee Benefit Plans:

The Company has a defined contribution retirement savings plan (“401(k)”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 2, 2008, February 3, 2007 and January 28, 2006 were approximately $1,530,000, $1,455,000 and $1,589,000, respectively.

The Company has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The Company’s contributions for the years ended February 2, 2008, February 3, 2007 and January 28, 2006 were approximately $-0-, $1,789,000 and $5,637,000, respectively.

The Company is primarily self-insured for healthcare. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims are funded through a VEBA trust to which the Company makes periodic contributions.

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

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2008	$54,095
2009	40,312
2010	29,501
2011	19,356
2012	9,614
Thereafter	168

Total minimum lease payments	$153,046

The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 2,	February 3,	January 28,
Fiscal Year Ended	2008	2007	2006

Minimum rentals	$51,142	$49,169	$47,278
Contingent rent	54	106	74

Total rental expense	$51,196	$49,275	$47,352

11.	Related Party Transactions:

The Company leases certain stores from entities in which Mr. George S. Currin, a director of the Company, has a controlling or non-controlling ownership interest. Rent expense and related charges totaling $423,631, $371,716 and $303,612 were paid to entities controlled by Mr. Currin or his family in fiscal 2007, 2006 and 2005,

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, under these leases. Rent expense and related charges totaling $1,008,664, $939,443 and $770,563 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2007, 2006 and 2005, respectively, under these leases.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, on February 4, 2007. Unrecognized tax benefits for uncertain tax positions are established in accordance with FIN 48, when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company will adjust these liabilities in light of changing facts and circumstances. As a result of the implementation of FIN 48 in 2007, the Company recognized a transition adjustment increasing beginning retained earnings by $362,000. At February 4, 2007, the Company had approximately $6.2 million of gross unrecognized tax benefits and approximately $3.9 million of interest and penalty accrued related to uncertain tax positions. As of February 2, 2008, the Company had gross unrecognized tax benefits totaling $9.2 million, approximately $5.9 million of which would affect our effective tax rate if recognized. As of February 2, 2008, the Company had approximately $5.1 million of interest and penalties accrued related to uncertain tax positions. The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Generally, tax years after 2003 remain open to examination by the federal, state and local taxing jurisdictions to which the Company is subject. No significant changes are expected in the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In thousands

Balance, February 4, 2007	$6,193
Additions for tax positions of the current year	1,686
Additions for tax positions prior years	1,301
Reduction for tax positions of prior years for:
Changes in judgement	—
Settlements during the period	—
Lapses of applicable statue of limitations	—

Balance, February 2, 2008	$9,180

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following (in thousands):

	February 2,	February 3,	January 28,
Fiscal Year Ended	2008	2007	2006

Current income taxes:
Federal	$23,800	$26,480	$27,895
State	(280)	1,205	1,311

Total	23,520	27,685	29,206

Deferred income taxes:
Federal	(5,902)	443	(3,271)
State	(704)	53	(389)

Total	(6,606)	496	(3,660)

Total income tax expense	$16,914	$28,181	$25,546

Significant components of the Company’s deferred tax assets and liabilities as of February 2, 2008 and February 3, 2007 are as follows (in thousands):

	February 2,	February 3,
	2008	2007

Deferred tax assets:
Bad debt reserve	$1,227	$1,364
Inventory valuation	2,164	1,830
Unrealized losses on short-term investments	—	—
Restricted stock options	—	184
Write-down of short term investments	—	—
Capital loss carryover	274	393
Other	—	—
Deferred lease liability	9,148	5,277
Reserves	3,817	2,245
Other taxes	1,203	1,932
Federal Benefit of FIN 48	3,906	—
Equity Compensation Expense	1,297	651

Total deferred tax assets	23,036	13,876

Deferred tax liabilities:
Fixed assets	16,010	13,489
Unrealized gains (losses) on short-term investments	371	123
Other	1,606	1,573

Total deferred tax liabilities	17,987	15,185

Net deferred tax liabilities (assets)	$(5,049)	$1,309

Capital loss carryovers included in the Company’s deferred tax assets have a limited life and will expire in 2009 if not utilized. The Company believes realization is more likely than not.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	February 2,	February 3,	January 28,
Fiscal Year Ended	2008	2007	2006

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	7.7	2.4	3.2
Tax Credits	(3.1)	(1.3)	(0.4)
Federal benefit of FIN 48	(9.0)	—	—
Other	3.8	(0.7)	(1.5)

Effective income tax rate	34.4%	35.4%	36.3%

13.	Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2007	First	Second	Third	Fourth

Retail sales	$224,134	$218,973	$181,870	$209,364
Total revenues	227,228	221,934	184,838	212,436
Cost of goods sold (exclusive of depreciation)	143,422	147,514	126,080	155,294
Income before income taxes	29,172	18,650	3,947	(2,538)
Net income	18,670	12,510	2,936	(1,798)
Basic earnings per share	$0.60	$0.39	$0.09	$(0.06)
Diluted earnings per share	$0.59	$0.39	$0.09	$(0.06)

Fiscal 2006	First	Second	Third	Fourth

Retail sales	$229,741	$214,633	$187,727	$230,712
Total revenues	233,060	217,845	190,882	234,097
Cost of goods sold (exclusive of depreciation)	142,113	143,746	127,229	159,625
Income before income taxes	32,754	19,044	9,133	18,698
Net income	20,799	12,093	5,861	12,696
Basic earnings per share	$0.67	$0.39	$0.19	$0.41
Diluted earnings per share	$0.65	$0.38	$0.18	$0.40

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Reportable Segment Information:

The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 32 states, principally in southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2007	Retail	Credit	Total

Revenues	$836,023	$10,414	$846,437
Depreciation	22,112	100	22,212
Interest and other income	(8,218)	—	(8,218)
Income before taxes	44,983	4,250	49,233
Total assets	354,001	68,491	422,492
Capital expenditures	18,211	119	18,330

Fiscal 2006	Retail	Credit	Total

Revenues	$864,987	$10,898	$875,885
Depreciation	20,849	92	20,941
Interest and other income	(9,597)	0	(9,597)
Income before taxes	74,772	4,859	79,631
Total assets	368,786	63,536	432,322
Capital expenditures	27,483	64	27,547

Fiscal 2005	Retail	Credit	Total

Revenues	$823,685	$12,696	$836,381
Depreciation	20,173	102	20,275
Interest and other income	(4,563)	0	(4,563)
Income before taxes	65,682	4,693	70,375
Total assets	339,788	66,848	406,636
Capital expenditures	28,477	35	28,512

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

The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006

Bad debt expense	$2,844	$2,633	$4,650
Payroll	983	1,008	1,043
Postage	985	1,034	1,061
Other expenses	1,252	1,272	1,147

Total expenses	$6,064	$5,947	$7,901

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock Based Compensation:

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

As of February 2, 2008, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key associates. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,000,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key associates. The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans as of February 2, 2008:

	1987	1999	2004
	Plan	Plan	Plan	Total

Options and/or restricted stock initially authorized	5,850,000	1,000,000	1,350,000	8,200,000
Options and/or restricted stock available for grant:
February 3, 2007	9,277	—	1,091,618	1,100,895
February 2, 2008	12,277	—	1,006,033	1,018,310

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

The following is a summary of the changes in stock options outstanding during the twelve months ended February 2, 2008:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(a)

Options outstanding at February 3, 2007	1,236,675	$8.01	1.86 years	$18,363,084
Granted
Forfeited or expired	5,400	17.45
Exercised	1,092,200	7.41

Outstanding at February 2, 2008	139,075	$12.41	4.64 years	$494,087
Vested and exercisable at February 2, 2008	101,125	$11.58	3.94 years	$443,411

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No options were granted in fiscal 2007 and no options were granted in fiscal 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As of February 2, 2008, there was approximately $164,505 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.43 years. The total intrinsic value of options exercised in fiscal 2007 was approximately $15,390,000.

Effective January 29, 2006, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $435,000 and $1,715,000 for the fourth quarter and twelve month period ended February 2, 2008, respectively, which was classified as a component of selling, general and administrative expenses. No share-based compensation expense was recognized prior to January 29, 2006 except for the amortization of restricted stock grants.

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the twelve months ended February 2, 2008, the Company reported $5,964,000 of excess tax benefits as a financing cash inflow in addition to $8,591,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases.

The Company’s Employee Stock Purchase Plan allows eligible full-time associates to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve months ended February 2, 2008, the Company sold 27,164 shares to associates at an average discount of $3.87 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $85,000 for fiscal 2007 compared to $73,000 for fiscal 2006. Prior to the adoption of SFAS 123R, the discount was not required to be charged to expense.

In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of February 2, 2008, there was $4,913,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.49 years. The total fair value of the shares recognized as compensation expense during the fourth quarter and twelve months ended February 2, 2008 was $398,000 and $1,493,000, respectively.

The following summary shows the changes in the shares of restricted stock outstanding during the twelve months ended February 2, 2008:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share

Restricted stock awards at February 3, 2007	214,882	$22.92
Granted	102,399	21.41
Vested	—	—
Forfeited	15,314	19.90

Restricted stock awards at February 2, 2008	301,967	$22.56

16.	Commitments and Contingencies:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $200,000, respectively. The Company paid claims of $4,080,000, $3,329,000 and $2,977,000 in fiscal 2007, 2006 and 2005, respectively.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Including claims incurred, but not yet paid, the Company recognized an expense of $4,739,000, $3,971,000 and $3,518,000 in fiscal 2007, 2006 and 2005, respectively. Accrued workers’ compensation and general liabilities was $4,127,000 and $4,602,000 at February 2, 2008 and February 3, 2007, respectively. The Company had no outstanding letters of credit relating to such claims at February 2, 2008 or at February 3, 2007. See Note 7 for letters of credit related to purchase commitments, Note 9 for 401(k) plan contribution obligations and Note 10 for lease commitments.

The Company does not have any guarantees with third parties. The Company has placed a $2.0 million deposit with Cedar Hill National Bank (“Cedar Hill”), a wholly owned subsidiary, as security and collateral for the payment of amounts due from CatoWest LLC, a wholly owned subsidiary, to Cedar Hill. The deposit has no set term. The deposit was made at the request of the Office of the Comptroller of the Currency because the receivable is not settled immediately and Cedar Hill has a risk of loss until payment is made. CatoWest LLC purchases receivables from Cedar Hill on a daily basis (generally one day in arrears). In the event CatoWest LLC fails to transfer to Cedar Hill the purchase price for any receivable within two business days, Cedar Hill has the right to withdraw any amount necessary from the account established by the Company to satisfy the amount due Cedar Hill from CatoWest LLC. Although the amount of potential future payments is limited to the amount of the deposit, Cedar Hill may require, at its discretion, the Company to increase the amount of the deposit with no limit on the increase. The deposit is based upon the amount of payments that would be due from CatoWest LLC to Cedar Hill for the highest credit card sales weekends of the year that would remain unpaid until the following business day. The Company has no obligations related to the deposit at year-end. No recourse provisions exist nor are any assets held as collateral that would reimburse the Company if Cedar Hill withdraws a portion of the deposit.

In addition, the Company has $5.0 million in escrow with Branch Banking & Trust Co. on behalf of Zurich American Insurance Company as security and collateral for administration of the Company’s self-insured workers compensation and general liability coverage.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 2, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 2, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 2, 2008, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in the Registrant’s Proxy Statement for its 2008 annual stockholders’ meeting (the “2008 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

Information contained under the captions “Executive Compensation” in the Company’s 2008 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 2, 2008.

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a)) (2)

Equity compensation plans approved by security holders	139,075	$12.41	1,272,220
Equity compensation plans not approved by security holders	—	—	—

Total	139,075	$12.41	1,272,220

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

1,006,033 shares available for grant under the Company’s stock incentive plan, referred to as the 2004 Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key associates. Additionally, 12,277 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

253,910 shares available under the 2003 Employee Stock Purchase Plan. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence:

Information contained under the caption “Related Party Transactions” and “Director Independence” in the 2008 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

The information required by this Item is incorporated herein by reference to the section entitled “Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Auditor” in the 2008 Proxy Statement.

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

Exhibit
Number		Description of Exhibit

3.1		Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4	.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
3.2		Registrant’s By Laws incorporated by reference to Exhibit 4	.2 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
4.1		Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4	.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10	.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4	.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
10	.3*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H	. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10	.4*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T	. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10	.5*	Retirement Agreement between Registrant and Wayland H	. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.

Exhibit
Number		Description of Exhibit

10	.6*	Retirement Agreement between Registrant and Edgar T	. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10	.7*	Resignation Agreement between Registrant and Reynolds C	. Faulkner dated as of October 30, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed November 1, 2006.
10	.8*	Letter Agreement between Registrant and Thomas W	. Stoltz dated as of December 4, 2006, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant filed December 5, 2006.
10	.9*	Summary of Named Executive Officer Compensation Determinations, incorporated by reference to Item 5	.02 of Form 8-K filed April 4, 2007.
21		Subsidiaries of Registrant	.
23.1		Consent of Independent Registered Public Accounting Firm	.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	.
32.1		Section 1350 Certification of Chief Executive Officer	.
32.2		Section 1350 Certification of Chief Financial Officer	.

*	Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

EXHIBIT INDEX

Designation
of Exhibit		Page

21	Subsidiaries of the Registrant	53
23.1	Consent of Independent Registered Public Accounting Firm	54
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	55
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	56
32.1	Section 1350 Certification of Chief Executive Officer	57
32.2	Section 1350 Certification of Chief Financial Officer	58

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

By /s/ JOHN R. HOWE John R. Howe Senior Vice President Controller

Date: April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ WILLIAM H. GRIGG William H. Grigg (Director)

/s/ THOMAS W. STOLTZ Thomas W. Stoltz (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ GRANT L. HAMRICK Grant L. Hamrick (Director)

/s/ JOHN R. HOWE John R. Howe (Senior Vice President Controller (Principal Accounting Officer))	/s/ JAMES H. SHAW James H. Shaw (Director)

/s/ ROBERT W. BRADSHAW, JR. Robert W. Bradshaw, Jr. (Director)	/s/ A.F. (PETE) SLOAN A.F. (Pete) Sloan (Director)

/s/ GEORGE S. CURRIN George S. Currin (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)

Balance at January 29, 2005	$6,122		$4,155
Additions charged to costs and expenses	4,650		3,518
Additions (reductions) charged to other accounts	1,117	(c)	(46)
Deductions	(8,195	)(d)	(2,977)

Balance at January 28, 2006	3,694		4,650
Additions charged to costs and expenses	2,633		3,971
Additions (reductions) charged to other accounts	1,600	(c)	(690)
Deductions	(4,373	)(d)	(3,329)

Balance at February 3, 2007	3,554		4,602
Additions charged to costs and expenses	2,844		4,739
Additions (reductions) charged to other accounts	1,038	(c)	(1,134)
Deductions	(4,173	)(d)	(4,080)

Balance at February 2, 2008	$3,263		$4,127

(a)	Deducted from trade accounts receivable.

(b)	Reserve for Workers’ Compensation and General Liability.

(c)	Recoveries of amounts previously written off.

(d)	Uncollectible accounts written off.

S-2