Form 10-Q
period 2008-05-03
CATO CORP
filed 2008-06-11
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 20, 2008, there were 27,796,746 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended May 3, 2008

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended
	May 3,	May 5,
	2008	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share
	data)
REVENUES
Retail sales	$225,791	$224,134
Other income (principally finance charges, late fees and layaway charges)	3,037	3,094

Total revenues	228,828	227,228

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	141,620	143,422
Selling, general and administrative	56,317	51,136
Depreciation	5,610	5,391
Interest and other income	(1,901)	(1,893)

	201,646	198,056

Income before income taxes	27,182	29,172

Income tax expense	10,329	10,502

Net Income	$16,853	$18,670

Basic earnings per share	$0.58	$0.60

Basic weighted average shares	29,095,913	31,352,592

Diluted earnings per share	$0.58	$0.59

Diluted weighted average shares	29,163,031	31,897,676

Dividends per share	$.165	$0.15

Comprehensive income:
Net income	$16,853	$18,670
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax benefit	(236)	27

Net comprehensive income	$16,617	$18,697

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3,	May 5,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$42,091	$21,164	$21,583
Short-term investments	85,138	132,450	92,995
Accounts receivable, net of allowance for doubtful accounts of $3,192, $3,243 and $3,263 at May 3, 2008, May 5, 2007, and February 2, 2008, respectively	45,570	45,287	45,282
Merchandise inventories	113,227	117,037	118,679
Deferred income taxes	6,837	7,489	6,756
Prepaid expenses	7,659	6,940	7,755

Total Current Assets	300,522	330,367	293,050
Property and equipment — net	122,936	126,809	123,190
Other assets	4,548	4,361	4,552

Total Assets	$428,006	$461,537	$420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$92,041	$90,952	$110,848
Accrued expenses	29,755	29,755	27,617
Accrued bonus and benefits	4,278	1,065	2,543
Accrued income taxes	17,900	15,692	7,928

Total Current Liabilities	143,974	137,464	148,936
Deferred income taxes	1,707	8,817	1,707
Other noncurrent liabilities (primarily deferred rent)	22,399	23,298	22,779

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,258,360 shares, 36,082,118 shares and 36,109,263 shares at May 3, 2008, May 5, 2007 and February 2, 2008, respectively	1,209	1,203	1,204
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares, 690,525 shares and 1,743,525 shares at May 3, 2008, May 5, 2007 and February 2, 2008, respectively	58	23	58
Additional paid-in capital	59,462	43,307	58,685
Retained earnings	352,098	341,986	340,088
Accumulated other comprehensive income	473	252	709

	413,300	386,771	400,744
Less Class A common stock in treasury, at cost (8,461,615 shares, 5,093,609 shares and 8,461,615 shares at May 3, 2008, May 5, 2007 and February 2, 2008, respectively)	(153,374)	(94,813)	(153,374)

Total Stockholders’ Equity	259,926	291,958	247,370

Total Liabilities and Stockholders’ Equity	$428,006	$461,537	$420,792

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 3,	May 5,
	2008	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$16,853	$18,670

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,610	5,391
Provision for doubtful accounts	767	458
Share-based compensation	509	371
Excess tax benefits from share-based compensation	(13)	(62)
Deferred income taxes	—	—
Loss on disposal of property and equipment	290	133
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(1,055)	213
Merchandise inventories	5,452	(1,119)
Prepaid and other assets	100	(366)
Accrued income taxes	9,985	10,396
Accounts payable, accrued expenses and other liabilities	(15,213)	4,539

Net cash provided by operating activities	23,285	38,624

INVESTING ACTIVITIES
Expenditures for property and equipment	(5,647)	(3,930)
Purchases of short-term investments	(45,536)	(158,505)
Sales of short-term investments	53,075	124,810

Net cash provided by (used in) investing activities	1,892	(37,625)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	(100)	(400)
Dividends paid	(4,843)	(4,734)
Proceeds from employee stock purchase plan	213	214
Excess tax benefits from share-based compensation	13	62
Proceeds from stock options exercised	48	190

Net cash used in financing activities	(4,669)	(4,668)

Net increase (decrease) in cash and cash equivalents	20,508	(3,669)

Cash and cash equivalents at beginning of period	21,583	24,833

Cash and cash equivalents at end of period	$42,091	$21,164

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 3, 2008 and May 5, 2007 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
The year-end condensed consolidated balance sheet data presented for fiscal year ended February 2, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
On May 22, 2008, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
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

	Three Months Ended
	May 3,	May 5,
	2008	2007
Weighted-average shares outstanding	29,095,913	31,352,592
Dilutive effect of :
Stock options	17,310	501,653
Restricted stock	49,808	43,431

Weighted-average shares and common stock equivalents outstanding	29,163,031	31,897,676

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the three months ended May 3, 2008 and May 5, 2007 were $339,000 and $140,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At May 3, 2008, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 3, 2008. There were no borrowings outstanding under this credit facility during the first three months ended May 3, 2008 or May 5, 2007, or the fiscal year ended February 2, 2008. Interest on any borrowings is based on LIBOR which was 2.70% at May 3, 2008.
At May 3, 2008 and May 5, 2007 the Company had approximately $4,968,000 and $4,501,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 32 states at May 3, 2008, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 3, 2008	Retail	Credit	Total
Revenues	$226,310	$2,518	$228,828
Depreciation	5,600	10	5,610
Interest and other income	(1,901)	—	(1,901)
Income before taxes	26,319	863	27,182
Total assets	357,696	70,310	428,006
Capital expenditures	5,647	—	5,647

Three Months Ended
May 5, 2007	Retail	Credit	Total
Revenues	$224,630	$2,598	$227,228
Depreciation	5,367	24	5,391
Interest and other income	(1,893)	—	(1,893)
Income before taxes	28,018	1,154	29,172
Total assets	395,385	66,152	461,537
Capital expenditures	3,917	13	3,930
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 3,	May 5,
	2008	2007
Bad debt expense	$767	$458
Payroll	253	242
Postage	273	278
Other expenses	352	442

Total expenses	$1,645	$1,420

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
NOTE 6 — STOCK BASED COMPENSATION:
As of May 3, 2008, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2008	12,277	—	1,006,033	1,018,310
May 3, 2008	12,877	—	879,114	891,991
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the three months ended May 3, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at February 2, 2008	139,075	$12.41	4.64	$494,087
Granted
Forfeited or expired	(600)	8.71
Exercised	(5,550)	8.56

Outstanding at May 3, 2008	132,925	$12.58	4.56	$431,413
Vested and exercisable at May 3, 2008	101,200	$11.85	3.99	$402,941

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2007 or the first quarter of fiscal 2008.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
As of May 3, 2008, there was approximately $138,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.30 years. The total intrinsic value of options exercised during the first quarter ended May 3, 2008 was approximately $39,000.
Effective with the adoption of FAS 123R, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense for nonvested options of $23,000 and $31,000 for the first quarter ended May 3, 2008 and May 5, 2007, respectively. These expenses are classified as a component of selling, general and administrative expenses.
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended May 3, 2008 and May 5, 2007, the Company reported $13,000 and $62,000 of excess tax benefits as a financing cash inflow in addition to $261,000 and $404,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended
May 3, 2008 and May 5, 2007, the Company sold 16,628 shares and 11,403 shares to employees at an average discount of $2.13 and $3.31 per share, respectively under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $35,000 and $38,000 for the three months ended May 3, 2008 and May 5, 2007, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 3, 2008 and May 5, 2007, there was $6,721,625 and $6,234,123 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.7 years and 4.3 years, respectively. The total fair value of the shares recognized as compensation expense during the first quarter ended May 3, 2008 and May 5, 2007 was $438,000 and $302,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following summary shows the changes in the shares of restricted stock outstanding during the three months ended May 3, 2008:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
Restricted stock awards at February 2, 2008	301,967	$22.56
Granted	138,169	16.68
Vested	—	—
Forfeited or expired	(11,250)	23.88

Restricted stock awards at May 3, 2008	428,886	$20.63
NOTE 7 — INCOME TAXES:
For the quarter ended May 3, 2008, the Company’s effective tax rate was 38%. During the next 12 months, various taxing authorities’ statutes of limitations will expire which could result in a potential reduction of unrecognized tax benefits. In addition, certain federal and state examinations may close, the ultimate resolution of which could materially affect the effective tax rate. Without regard to the outcome of federal and state examinations, the 2008 annual effective tax rate is expected to be between 35% and 36%.
NOTE 8 — FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Applicable provisions of SFAS 157 were adopted by the Company effective February 3, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, Effective date of FASB Statement No. 157, which delayed for one year the effective date SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157-2 as it pertains to non-financial assets and liabilities.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2008 AND MAY 5, 2007
NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands).

Fair Value Measurements at Reporting Date Using
Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	May 3, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$85,138	$77,788	$7,350	—
Other Assets	$2,783	$574	$2,209	—
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Applicable provisions of SFAS 157 were adopted by the Company effective
February 3, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, Effective date of FASB Statement No. 157, which delayed for one year the effective date SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157-2 as it pertains to non-financial assets and liabilities.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 applies to all entities that elect the fair value option. SFAS 159 was effective for the Company on February 3, 2008. The adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operations or cash flows.
On June 14, 2007, the FASB reached consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. EITF Issue No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to associates for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF Issue No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. The impact of the Company’s adoption of EITF Issue No. 06-11 was immaterial.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING INFORMATION:
The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2008 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 2, 2008 (fiscal 2007), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES:
The Company’s accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, shrinkage accrual and reserves for uncertain tax positions.
The Company’s critical accounting policies and estimates are discussed with the Audit Committee.
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended
	May 3,	May 5,
	2008	2007
Total retail sales	100.0%	100.0%
Total revenues	101.3	101.4
Cost of goods sold	62.7	64.0
Selling, general and administrative	24.9	22.8
Depreciation	2.5	2.4
Interest and other income	(0.8)	(0.8)
Income before income taxes	12.1	13.0
Net income	7.5	8.3
Comparison of First Quarter of 2008 with 2007
Total retail sales for the first quarter were $225.8 million compared to last year’s first quarter sales of $224.1 million, a 0.8% increase. Same-store sales declined 1.6% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $228.8 million for the first quarter ended May 3, 2008 compared to $227.2 million for the first

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS — (CONTINUED):
quarter ended May 5, 2007. The Company operated 1,326 stores at May 3, 2008 compared to 1,286 stores at the end of last year’s first quarter. In the first quarter of fiscal 2008, the Company opened 19 stores and closed 11 stores. The Company plans to open approximately 70 stores and close approximately 32 stores during fiscal 2008.
Credit revenue of $2.5 million represented 1.1% of total revenues in the first quarter of fiscal 2008, compared to 2007 credit revenue of $2.6 million or 1.1% of total revenues. The slight reduction in actual credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card and improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.6 million in the first quarter of 2008 compared to last year’s first quarter expenses of $1.4 million. The increase in costs was principally due to an increase in bad debt expense.
Other income in total, as included in total revenues was $3.0 million for the first quarter of fiscal 2008, compared to $3.1 million for the prior year’s comparable first quarter. The decrease resulted primarily from lower finance charges and late fee income.
Cost of goods sold was $141.6 million, or 62.7% of retail sales for the first quarter of fiscal 2008, compared to $143.4 million, or 64.0% of retail sales in the first quarter of fiscal 2007. The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of fiscal 2008 resulted primarily from lower markdowns offset by higher occupancy costs. The decrease in markdowns was primarily attributable to tight inventory management and higher sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 4.3% to $84.2 million for the first quarter of fiscal 2008 compared to $80.7 million in the first quarter of fiscal 2007. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $56.3 million, or 24.9% of retail sales for the first quarter of fiscal 2008, compared to $51.1 million, or 22.8% of retail sales in the first quarter of fiscal 2007. SG&A expenses as a percentage of retail sales increased 210 basis points for the first quarter of fiscal

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS — (CONTINUED):
2008 as compared to the prior year primarily because of an increase in incentive based compensation expenses and bad debt expense. The overall dollar increase in SG&A expenses for the first quarter of fiscal 2008 resulted primarily from increased incentive based compensation expenses, payroll and bad debts.
Depreciation expense was $5.6 million, or 2.5% of retail sales for the first quarter of fiscal 2008, compared to $5.4 million, or 2.4% of retail sales in the first quarter of fiscal 2007.
Interest and other income was flat at $1.9 million, or 0.8% of retail sales for the first quarter of fiscal 2008, compared to $1.9 million, or 0.8% of retail sales for the first quarter of fiscal 2007.
Income tax expense was $10.3 million or 4.6% of retail sales for the first quarter of fiscal 2008, compared to $10.5 million, or 4.7% of retail sales for the first quarter of fiscal 2007. The first quarter decrease resulted from lower pre-tax income offset by a higher effective tax rate. The effective income tax rate for the first quarter of fiscal 2008 was 38.0% compared to 36.0% for the first quarter of fiscal 2007.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2008 was $23.3 million as compared to $38.6 million in the first three months of fiscal 2007. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs. There were no outstanding borrowings on these facilities at May 3, 2008.
Cash provided by operating activities for the first three months of fiscal 2008 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $15.3 million for the first three months of fiscal 2008 as compared to the first three months of fiscal 2007 was primarily due to a decrease in accounts payable, accrued expenses and other liabilities and lower net income in fiscal 2008 partially offset by lower inventory.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, share repurchases and other operating requirements for fiscal 2008 and for the foreseeable future.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At May 3, 2008, the Company had working capital of $156.5 million compared to $192.9 million at May 5, 2007. Additionally, the Company had $2.2 million invested in privately managed investment funds at May 3, 2008, which are included in other assets on the Condensed Consolidated Balance Sheets.
At May 3, 2008, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 3, 2008. There were no borrowings outstanding under these credit facilities during the first quarter ended May 3, 2008 or the fiscal year ended February 2, 2008.
At May 3, 2008 and May 5, 2007, the Company had approximately $5.0 million and $4.5 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $5.6 million in the first quarter of fiscal 2008, compared to $3.9 million in last year’s first fiscal quarter. The expenditures for the first three months of 2008 were primarily for the development of 19 new stores and additional investments in new technology. In fiscal 2008, the Company is planning to invest approximately $18.9 million for capital expenditures. This includes expenditures to open 70 new stores and relocate 11 stores.
Net cash provided by investing activities totaled $1.9 million in the first quarter of fiscal 2008 compared to $37.6 million used for the comparable period of 2007. The increase was due primarily to the net decrease in purchases over sales of short-term investments.
On May 22, 2008, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.
On August 30, 2007, the Board authorized an increase in the Company’s share repurchase program of two million shares. There is no specified expiration on any shares authorized in the program. At May 3, 2008, 394,660 shares remain available for repurchase in open authorizations. No shares were repurchased in the first three months of fiscal 2008.
The Company does not use derivative financial instruments. At May 3, 2008, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 3, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 3, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 2, 2008. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2	Registrant’s By Laws, incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

June 11, 2008	/s/ John P. D. Cato

Date	John P. D. Cato
Chairman, President and
Chief Executive Officer

June 11, 2008	/s/ John R. Howe

Date	John R. Howe
Principal Financial Officer
Senior Vice President
Controller