Form 10-Q
period 2008-08-02
CATO CORP
filed 2008-09-10
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 19, 2008, there were 27,821,126 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended August 2, 2008

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$230,957	$218,973	$456,748	$443,107
Other income (principally finance charges, late fees and layaway charges)	2,911	2,961	5,948	6,056

Total revenues	233,868	221,934	462,696	449,163

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	148,020	147,514	289,640	290,936
Selling, general and administrative (exclusive of depreciation shown below)	63,580	52,463	119,896	103,599
Depreciation	5,657	5,623	11,267	11,014
Interest and other income	(1,709)	(2,316)	(3,609)	(4,209)

	215,548	203,284	417,194	401,340

Income before income taxes	18,320	18,650	45,502	47,823

Income tax expense	6,229	6,140	16,558	16,642

Net Income	$12,091	$12,510	$28,944	$31,181

Basic earnings per share	$0.42	$0.39	$0.99	$0.99

Basic weighted average shares	29,113,017	31,897,365	29,104,465	31,624,979

Diluted earnings per share	$0.41	$0.39	$0.99	$0.97

Diluted weighted average shares	29,200,726	32,189,903	29,180,499	32,040,169

Dividends per share	$0.165	$0.165	$0.33	$0.315

Comprehensive income:
Net income	$12,091	$12,510	$28,944	$31,181
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense	(84)	(49)	(320)	(21)

Net comprehensive income	$12,007	$12,461	$28,624	$31,160

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2,	August 4,
	2008	2007	February 2,
	(Unaudited)	(Unaudited)	2008
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$45,371	$19,929	$21,583
Short-term investments	107,952	150,387	92,995
Accounts receivable, net of allowance for doubtful accounts of $3,195, $3,226 and $3,263 at August 2, 2008, August 4, 2007 and February 2, 2008, respectively	44,026	45,533	45,282
Merchandise inventories	96,864	99,236	118,679
Deferred income taxes	6,904	7,522	6,756
Prepaid expenses	7,880	7,197	7,755

Total Current Assets	308,997	329,804	293,050
Property and equipment — net	119,952	126,573	123,190
Other assets	4,482	4,279	4,552

Total Assets	$433,431	$460,656	$420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,899	$82,879	$110,848
Accrued expenses	34,052	29,438	27,617
Accrued bonus and benefits	6,830	1,426	2,543
Accrued income taxes	18,433	6,437	7,928

Total Current Liabilities	143,214	120,180	148,936
Deferred income taxes	1,707	8,817	1,707
Other noncurrent liabilities (primarily deferred rent)	20,758	23,286	22,779

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,281,440 shares, 36,089,761 shares, and 36,109,263 shares at August 2, 2008, August 4, 2007 and February 2, 2008, respectively	1,209	1,203	1,204
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares, 1,743,525 shares and 1,743,525 shares at August 2, 2008, August 4, 2007 and February 2, 2008, respectively	58	58	58
Additional paid-in capital	60,147	56,913	58,685
Retained earnings	359,323	349,276	340,088
Accumulated other comprehensive income	389	204	709

	421,126	407,654	400,744
Less Class A common stock in treasury, at cost (8,461,615 shares, 5,299,500 shares and 8,461,615 shares at August 2, 2008, August 4, 2007 and February 2, 2008, respectively)	(153,374)	(99,281)	(153,374)

Total Stockholders’ Equity	267,752	308,373	247,370

Total Liabilities and Stockholders’ Equity	$433,431	$460,656	$420,792

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	August 2,	August 4,
	2008	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$28,944	$31,181

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,267	11,014
Provision for doubtful accounts	1,462	1,134
Share-based compensation	1,064	812
Excess tax benefits from share-based compensation	(41)	(5,450)
Deferred income taxes	—	—
Loss on disposal of property and equipment	2,510	326
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(206)	(709)
Merchandise inventories	21,815	16,682
Prepaid and other assets	(55)	(541)
Accrued income taxes	10,546	6,528
Accounts payable, accrued expenses and other liabilities	(18,246)	(3,346)

Net cash provided by operating activities	59,060	57,631

INVESTING ACTIVITIES
Expenditures for property and equipment	(10,540)	(9,568)
Purchases of short-term investments	(99,820)	(206,024)
Sales of short-term investments	84,395	154,310

Net cash provided by (used in) investing activities	(25,965)	(61,282)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	—	(500)
Dividends paid	(9,710)	(9,961)
Purchase of treasury stock	—	(4,468)
Proceeds from employee stock purchase plan	233	233
Excess tax benefits from share-based compensation	41	5,450
Proceeds from stock options exercised	129	7,993

Net cash used in financing activities	(9,307)	(1,253)

Net increase (decrease) in cash and cash equivalents	23,788	(4,904)

Cash and cash equivalents at beginning of period	21,583	24,833

Cash and cash equivalents at end of period	$45,371	$19,929

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 2, 2008 and August 4, 2007 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The results of the interim period may not be indicative of the results expected for the entire year.
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
Short-term investments are classified as available-for-sale. As they are available for current operations, they are classified in the Condensed Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at estimated fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Condensed Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in interest and other income.
Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail inventory method.
On August 28, 2008, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 2 — EARNINGS PER SHARE:
SFAS No. 128, Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statements of Income. While the Company’s articles of incorporation provide the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.
Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan and the potential vestings of restricted stock computed using the treasury stock method.

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Weighted-average shares outstanding	29,113,017	31,897,365	29,104,465	31,624,979
Dilutive effect of:
Stock options	17,168	234,982	15,956	365,822
Restricted stock	70,541	57,035	60,078	48,674
Employee stock purchase plan	—	521	—	694

Weighted-average shares and common stock equivalents outstanding	29,200,726	32,189,903	29,180,499	32,040,169

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the six months ended August 2, 2008 and August 4, 2007 were $6,938,000 and $10,040,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At August 2, 2008, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 2,

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
2008. There were no borrowings outstanding under this credit facility during the first six months ended August 2, 2008 or August 4, 2007, respectively, or the fiscal year ended February 2, 2008. Interest on any borrowings is based on LIBOR, which was 2.46% at August 2, 2008.
At August 2, 2008 and August 4, 2007 the Company had approximately $4,771,000 and $6,620,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at August 2, 2008, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended August 2, 2008	Retail	Credit	Total	Six Months Ended August 2, 2008	Retail	Credit	Total

Revenues	$231,401	$2,467	$233,868	Revenues	$457,710	$4,986	$462,696
Depreciation	5,646	11	5,657	Depreciation	11,246	21	11,267
Interest and other income	(1,709)	—	(1,709)	Interest and other income	(3,609)	—	(3,609)
Income before taxes	17,309	1,011	18,320	Income before taxes	43,628	1,874	45,502
Total assets	361,874	71,557	433,431	Total assets	361,874	71,557	433,431
Capital expenditures	4,893	—	4,893	Capital expenditures	10,540	—	10,540

Three Months Ended August 4, 2007	Retail	Credit	Total	Six Months Ended August 4, 2007	Retail	Credit	Total

Revenues	$219,374	$2,560	$221,934	Revenues	$444,005	$5,158	$449,163
Depreciation	5,597	26	5,623	Depreciation	10,964	50	11,014
Interest and other income	(2,316)	—	(2,316)	Interest and other income	(4,209)	—	(4,209)
Income before taxes	17,549	1,101	18,650	Income before taxes	45,567	2,256	47,823
Total assets	393,081	67,575	460,656	Total assets	393,081	67,575	460,656
Capital expenditures	5,532	106	5,638	Capital expenditures	9,449	119	9,568
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Bad debt expense	$696	$676	$1,462	$1,134
Payroll	254	245	507	487
Postage	240	235	513	513
Other expenses	255	277	609	718

Total expenses	$1,445	$1,433	$3,091	$2,852

NOTE 6 — STOCK BASED COMPENSATION:
As of August 2, 2008, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2008	12,277	—	1,006,033	1,018,310
August 2, 2008	12,877	—	866,488	879,365
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following is a summary of the changes in stock options outstanding during the six months ended August 2, 2008:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term	Value (a)
Options outstanding at February 2, 2008	139,075	$12.41	4.64	$494,087
Granted	—
Forfeited or expired	(600)	$8.71
Exercised	(14,475)	$8.93

Outstanding at August 2, 2008	124,000	$12.83	4.58	$415,299
Vested and exercisable at August 2, 2008	94,825	$12.16	4.10	$380,727

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2007 or in the first half of fiscal 2008.
As of August 2, 2008, there was approximately $112,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.05 years. The total intrinsic value of options exercised during the second quarter and six months ended August 2, 2008 was approximately $80,000 and $119,000, respectively.
Effective with the adoption of SFAS No. 123R, Share—Based Payment, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense for nonvested options of $23,000 and $46,000 for the second quarter and six month period ended August 2, 2008, respectively, compared to $29,000 and $60,000 for the second quarter and six month period ending August 4, 2007, respectively. These expenses were classified as a component of selling, general and administrative expenses.
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended August 2, 2008 and August 4, 2007, the Company reported $41,000 and $5,450,000 of excess tax benefits as a financing cash inflow, respectively, in addition to $362,000 and $8,226,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 2, 2008 and August 4, 2007, the Company sold 18,158 and 12,463 shares to employees at an average discount of $2.15 and $3.30 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $39,000 and $41,000 for the six months ended August 2, 2008 and August 4, 2007, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 2, 2008 and August 4, 2007, there was $6,342,000 and $5,786,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.45 years and 4.01 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended August 2, 2008 was $514,000 and $950,000 compared to $397,000 and $698,000 for the second quarter and six months ended August 4, 2007.
The following summary shows the changes in the shares of restricted stock outstanding during the six months ended August 2, 2008:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2008	301,967	$22.56
Granted	150,795	16.61
Vested	—	—
Forfeited	(11,250)	23.88

Restricted stock awards at August 2, 2008	441,512	$20.50

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 7 — INCOME TAXES:
For the quarter ended August 2, 2008, the Company’s effective tax rate was 34%. During the next 12 months, various taxing authorities’ statutes of limitations will expire which could result in a potential reduction of unrecognized tax benefits. In addition, certain federal and state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.
NOTE 8 — FAIR VALUE MEASUREMENTS:
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
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands).

Fair Value Measurements at Reporting Date Using
Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
Description	August 2, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investments	$107,952	$103,552	$4,400	—
Other Assets	2,700	501	2,199	—
The Company’s investment portfolio was primarily invested in tax exempt auction rate securities and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income.
As of August 2, 2008, the Company held $56.3 million in auction rate securities (“ARS”) issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from seven to thirty years. The ARS’ are recorded at estimated fair value and classified as available for sale due to the expected resetting of the interest rates every 7 to 35 days via the auction process. Of the $56.3 million in ARS, $4.4 million failed their last auctions as of August 2, 2008. The Company has experienced continued reductions in its failed ARS and reasonably expects all remaining ARS to either experience successful auctions or be called within a year and so has classified them as short term investments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007

NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
The Company classified these failed ARS securities as Level 2 items under SFAS 157 since they were not trading within ARS auctions and there is not an actively quoted market price for these securities. Additionally, the Company valued these failed ARS investments at par using a number of market based inputs to estimate the fair value including; (i) the underlying credit quality of the issuer and insurer and the probability of default of the issue, (ii) the Company’s experience and observations with ARS investments that were similar in many material aspects such as credit quality, yield, coupon or term to the remaining failed securities, (iii) the present value of future principal and interest payments discounted at rates reflecting current market conditions, reflecting the Company’s determination that the effects on the ARS’s estimated fair value of the increased penalty interest being paid by the non-auctioning bonds, as offset by a liquidity/risk value reduction, would render the fair values materially the same as their carrying value (par), (iv) the timing of expected future cash flows, and (v) the likelihood of repurchase at par for each security.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS:
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
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 requires that unvested share-based payments that contain nonforfeitable rights to dividends are participating securities and they shall be included in the computation of EPS pursuant to the two class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of EITF 03-6-1 will have on its financial statements.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:
The Company’s accounting policies are more fully described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for group health insurance, reserves for inventory markdowns, calculation of asset impairment, shrinkage accrual and reserves for uncertain tax positions.
The Company’s critical accounting policies and estimates are discussed with the Audit Committee.
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.3	101.3	101.3	101.4
Cost of goods sold	64.1	67.4	63.4	65.7
Selling, general and administrative	27.5	23.9	26.2	23.4
Depreciation	2.5	2.6	2.5	2.5
Interest and other income	(0.7)	(1.1)	(0.8)	(1.0)
Income before income taxes	7.9	8.5	10.0	10.8
Net income	5.2	5.7	6.3	7.0

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Comparison of Second Quarter and First Six Months of 2008 with 2007.
Total retail sales for the second quarter were $231.0 million compared to last year’s second quarter sales of $219.0 million, a 5% increase. Same-store sales increased 2% in the second quarter of fiscal 2008. For the six months ended August 2, 2008, total retail sales were $456.7 million compared to last year’s first six months sales of $443.1 million, and same-store sales remained flat for the comparable six month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $233.9 million and $462.7 million for the second quarter and six months ended August 2, 2008, respectively, compared to $221.9 million and $449.2 million for the second quarter and six months ended August 4, 2007, respectively. The Company operated 1,287 stores at August 2, 2008 compared to 1,306 stores at the end of last year’s second quarter. For the first six months of 2008 the Company opened 32 stores and closed 63 stores.
Credit revenue of $2.5 million represented 1.1% of total revenues in the second quarter of 2008, compared to 2007 credit revenue of $2.6 million or 1.2% of total revenues. The slight reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card, partially offset by improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.4 million in the second quarter of 2008, flat compared to last year’s second quarter expenses of $1.4 million. Bad debt expense was higher compared to the second quarter and first six months of 2007, partially offset by lower administrative expenses.
Other income in total, as included in total revenues was $2.9 million and $5.9 million for the second quarter and first six months of fiscal 2008, compared to $3.0 million and $6.1 million for the prior year’s comparable three and six month period, respectively. The decrease resulted primarily from lower finance charges.
Cost of goods sold was $148.0 million, or 64.1% of retail sales and $289.6 million or 63.4% of retail sales for the second quarter and first six months of fiscal 2008, compared to $147.5 million, or 67.4% of retail sales and $290.9 million, or 65.7% of retail sales for the prior year’s comparable three and six month period, respectively. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2008 resulted primarily from lower markdowns partially offset by higher occupancy costs. The decrease in markdowns was primarily attributable to tight inventory management and higher sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 15.9% to $82.9 million and by 9.8% to $167.1 million for the second quarter and first six months of fiscal 2008, compared to $71.5 million and $152.2 million for the prior year’s comparable three and six month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $63.6 million, or 27.5% of retail sales and $119.9 million, or 26.2% of retail sales for the second quarter and first six months of fiscal 2008, compared to $52.5 million, or 23.9% of retail sales and $103.6 million, or 23.4% of retail sales for prior year’s comparable three and six month period, respectively. SG&A expenses as a percentage of retail sales increased 360 basis points for the second quarter of fiscal 2008 as compared to the prior year and increased 280 basis points for the first six months of fiscal 2008 as compared to the prior year. The increase in SG&A expenses as a percentage of retail sales and the overall dollar increase for the second quarter of fiscal 2008 and the first six months of fiscal 2008 was primarily attributable to an increase in incentive based compensation expenses, the closure of 47 underperforming stores, worker’s compensation and group health insurance expenses.
Depreciation expense was $5.7 million, or 2.5% of retail sales and $11.3 million or 2.5% of retail sales, for the second quarter and first six months of fiscal 2008, compared to $5.6 million, or 2.6% of retail sales and $11.0 million, or 2.5% of retail sales, for prior year’s comparable three and six month periods, respectively.
Interest and other income was $1.7 million, or 0.7% of retail sales and $3.6 million, or 0.8% of retail sales for the second quarter and first six months of fiscal 2008, compared to $2.3 million, or 1.1% of retail sales and $4.2 million, or 1.0% of retail sales, for the prior year’s comparable three and six month periods, respectively. The decrease in fiscal 2008 resulted primarily from lower interest rates and lower investment balances.
Income tax expense was $6.2 million, or 2.7% of retail sales and $16.6 million, or 3.6% of retail sales, for the second quarter and first six months of fiscal 2008, compared to $6.1 million, or 2.8% of retail sales and $16.6 million, or 3.8% of retail sales, for the prior year’s comparable three and six month periods. The slight increase for the second quarter resulted from a higher effective tax rate primarily due to lower tax credits. The effective income tax rate for the second quarter of fiscal 2008 was 34.0% compared to 32.9% for the second quarter of 2007. The decrease for the six month period resulted from lower pre-tax income offset by a higher effective tax rate. The effective income tax rate for the first six months of fiscal 2008 was 36.4% compared to 34.8% for the six months of fiscal 2007.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2008 was $59.1 million as compared to $57.6 million in the first six months of fiscal 2007. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains a $35 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 2, 2008.
Cash provided by operating activities for the first six months of fiscal 2008 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $1.5 million for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was primarily due to an increase in inventories, accrued income taxes and excess tax benefits offset by a decrease in accounts payable, accrued expenses and other liabilities and net income in fiscal 2008.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s planned capital expenditures, dividends, share repurchases and other operating requirements for fiscal 2008 and for the foreseeable future.
At August 2, 2008, the Company had working capital of $165.8 million compared to $209.6 million at August 4, 2007. Additionally, the Company had $2.2 million and $1.9 million invested in privately managed investment funds at August 2, 2008 and August 4, 2007, respectively, which are included in other assets on the Condensed Consolidated Balance Sheets.
At August 2, 2008, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 2, 2008. There were no borrowings outstanding under this credit facility during the first six months ended August 2, 2008 or the fiscal year ended February 2, 2008.
At August 2, 2008 and August 4, 2007, the Company had approximately $4.8 million and $6.6 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $10.5 million in the first six months of fiscal 2008, compared to $9.6 million in last year’s first six months. The expenditures for the first six months of 2008 were primarily for store development and investments in new technology. For the full fiscal 2008 year, the Company is planning to invest approximately $22.3 million for capital expenditures. This includes expenditures to open 70 new stores and relocate 9 stores.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
Net cash used in investing activities totaled $26.0 million in the first six months of fiscal 2008 compared to $61.3 million used in the comparable period of 2007. The decrease was due primarily to the net decrease in purchases over sales of short-term investments.
On August 28, 2008, the Board of Directors maintained the quarterly dividend at $.165 per share, or an annualized rate of $.66 per share.
On August 30, 2007, the Board authorized an increase in the Company’s share repurchase program of two million shares. There is no specified expiration date by which any shares included in this authorization must be purchased. At August 2, 2008, 394,660 shares remain available for repurchase in open authorizations. No shares were repurchased in the first six months of fiscal 2008.
The Company does not use derivative financial instruments. At August 2, 2008, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.
The Company had 76 stores closed due to Hurricane Gustav. The Company is in the process of determining any loss due to damages incurred.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 2, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 2, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a — 15(f)) has occurred during the Company’s fiscal quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Following are the results of the matters voted upon and approved at the Company’s Annual Meeting which was held on May 22, 2008.
     Election of Directors:

			Voting Power
	For	Withheld	For	Withheld
Mr. Robert W. Bradshaw, Jr.	22,933,323	4,839,103	38,625,048	4,839,103
Mr. Grant L. Hamrick	26,837,554	934,872	42,529,279	934,872
     Ratification of Independent Auditor:

			Voting Power
For	Against	Abstain	For	Against	Abstain
27,738,240	28,573	5,612	43,429,965	28,573	5,612
     Amended and Restated 2004 Incentive Compensation Plan:

			Broker	Voting Power
For	Against	Abstain	Non Vote	For	Against	Abstain
26,158,751	808,203	11,187	794,285	41,850,476	808,203	11,187

PART II OTHER INFORMATION (CONTINUED)
THE CATO CORPORATION
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333—96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION
September 10, 2008	/s/ John P. D. Cato
Date	John P. D. Cato
Chairman, President and Chief Executive Officer

September 10, 2008	/s/ John R. Howe
Date	John R. Howe
Executive Vice President Chief Financial Officer