Form 10-Q
period 2008-11-01
CATO CORP
filed 2008-12-10
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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
Yes ☐            No ☒
As of November 18, 2008, there were 27,643,692 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended November 1, 2008

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$179,838	$181,870	$636,585	$624,977
Other income (principally finance charges, late fees and layaway charges)	2,947	2,968	8,895	9,024

Total revenues	182,785	184,838	645,480	634,001

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	127,172	126,080	416,811	417,015
Selling, general and administrative (exclusive of depreciation shown below)	50,908	51,303	170,804	154,903
Depreciation	5,614	5,684	16,881	16,698
Interest and other income	(2,183)	(2,176)	(5,792)	(6,385)

	181,511	180,891	598,704	582,231

Income before income taxes	1,274	3,947	46,776	51,770

Income tax expense	451	1,011	17,009	17,654

Net Income	$823	$2,936	$29,767	$34,116

Basic earnings per share	$0.03	$0.09	$1.02	$1.08

Basic weighted average shares	29,108,130	31,891,308	29,105,686	31,713,755

Diluted earnings per share	$0.03	$0.09	$1.02	$1.07

Diluted weighted average shares	29,223,218	31,988,081	29,188,880	32,020,584

Dividends per share	$.165	$.165	$.495	$0.48

Comprehensive income:
Net income	$823	$2,936	$29,767	$34,116
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense	(208)	215	(528)	193

Net comprehensive income	$615	$3,151	$29,239	$34,309

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	November 3,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$35,959	$20,187	$21,583
Short-term investments	99,869	126,797	92,995
Accounts receivable, net of allowance for doubtful accounts of $3,633, $3,194 and $3,263 at November 1, 2008, November 3, 2007 and February 2, 2008, respectively	43,267	44,470	45,282
Merchandise inventories	110,282	114,066	118,679
Deferred income taxes	7,024	7,415	6,756
Prepaid expenses	7,660	7,208	7,755

Total Current Assets	304,061	320,143	293,050
Property and equipment — net	120,859	125,377	123,190
Other assets	4,317	4,617	4,552

Total Assets	$429,237	$450,137	$420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,595	$88,169	$110,848
Accrued expenses	35,343	34,646	27,617
Accrued bonus and benefits	5,265	1,881	2,543
Accrued income taxes	14,320	2,259	7,928

Total Current Liabilities	144,523	126,955	148,936
Deferred income taxes	1,707	8,817	1,707
Other noncurrent liabilities (primarily deferred rent)	21,064	23,266	22,779

Commitments and contingencies:

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,304,025 shares, 36,100,759 shares, and 36,109,263 shares at November 1, 2008, November 3, 2007 and February 2, 2008, respectively	1,210	1,203	1,204
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares, 1,743,525, shares and 1,743,525 shares at November 1, 2008, November 3, 2007 and February 2, 2008, respectively	58	58	58
Additional paid-in capital	61,025	57,639	58,685
Retained earnings	355,276	346,901	340,088
Accumulated other comprehensive income	182	418	709

	417,751	406,219	400,744
Less Class A common stock in treasury, at cost (8,660,233 shares, 6,128,015 shares and 8,461,615 shares at November 1, 2008, November 3, 2007 and February 2, 2008, respectively)	(155,808)	(115,120)	(153,374)

Total Stockholders’ Equity	261,943	291,099	247,370

Total Liabilities and Stockholders’ Equity	$429,237	$450,137	$420,792

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	November 1,	November 3,
	2008	2007
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$29,767	$34,116

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,881	16,698
Provision for doubtful accounts	2,689	1,812
Share-based compensation	1,654	1,282
Excess tax benefits from share-based compensation	(65)	(5,460)
Loss on disposal of property and equipment	2,819	500
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(674)	(324)
Merchandise inventories	8,397	1,852
Prepaid and other assets	330	(890)
Accrued income taxes	6,457	2,360
Accounts payable, accrued expenses and other liabilities	(12,518)	5,651

Net cash provided by operating activities	55,737	57,597

INVESTING ACTIVITIES
Expenditures for property and equipment	(17,370)	(14,288)
Purchases of short-term investments	(121,616)	(154,470)
Sales of short-term investments	113,945	126,669

Net cash used in investing activities	(25,041)	(42,089)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	—	(500)
Dividends paid	(14,579)	(15,279)
Purchases of treasury stock	(2,434)	(18,314)
Proceeds from employee stock purchase plan	411	461
Excess tax benefits from share-based compensation	65	5,460
Proceeds from stock options exercised	217	8,018

Net cash used in financing activities	(16,320)	(20,154)

Net increase (decrease) in cash and cash equivalents	14,376	(4,646)

Cash and cash equivalents at beginning of period	21,583	24,833

Cash and cash equivalents at end of period	$35,959	$20,187

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended November 1, 2008 and November 3, 2007 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.
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
On December 4, 2008, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share. The dividend will be payable on January 5, 2009 to shareholders of record of the Company at the close of business on December 22, 2008.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

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

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Weighted-average shares outstanding	29,108,130	31,891,308	29,105,686	31,713,755
Dilutive effect of :
Stock options	15,922	40,486	14,313	254,722
Restricted stock	99,166	55,100	68,881	50,524
Employee stock purchase plan	—	1,187	—	1,583

Weighted-average shares and common stock equivalents outstanding	29,223,218	31,988,081	29,188,880	32,020,584

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the nine months ended November 1, 2008 and November 3, 2007 were $10,345,000 and $15,216,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
At November 1, 2008, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 1, 2008. There were no borrowings outstanding under this credit facility during the first nine months ended November 1, 2008 or November 3, 2007, respectively, or the fiscal year ended February 2, 2008. Interest on any borrowings is based on LIBOR, which was 2.58% at November 1, 2008.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 4 — FINANCING ARRANGEMENTS (CONTINUED):
At November 1, 2008 and November 3, 2007 the Company had approximately $5,921,000 and $2,544,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at November 1, 2008, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
November 1, 2008	Retail	Credit	Total	November 1, 2008	Retail	Credit	Total

Revenues	$180,213	$2,572	$182,785	Revenues	$637,923	$7,557	$645,480
Depreciation	5,604	10	5,614	Depreciation	16,850	31	16,881
Interest and other income	(2,183)	—	(2,183)	Interest and other income	(5,792)	—	(5,792)
Income before taxes	726	548	1,274	Income before taxes	44,354	2,422	46,776
Total assets	356,555	72,682	429,237	Total assets	356,555	72,682	429,237
Capital expenditures	6,830	—	6,830	Capital expenditures	17,370	—	17,370

Three Months Ended				Nine Months Ended
November 3, 2007	Retail	Credit	Total	November 3, 2007	Retail	Credit	Total

Revenues	$182,215	$2,623	$184,838	Revenues	$626,220	$7,781	$634,001
Depreciation	5,656	28	5,684	Depreciation	16,620	78	16,698
Interest and other income	(2,176)	—	(2,176)	Interest and other income	(6,385)	—	(6,385)
Income before taxes	2,803	1,144	3,947	Income before taxes	48,370	3,400	51,770
Total assets	380,967	69,170	450,137	Total assets	380,967	69,170	450,137
Capital expenditures	4,720	—	4,720	Capital expenditures	14,169	119	14,288
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Bad debt expense	$1,227	$678	$2,689	$1,812
Payroll	249	251	756	738
Postage	237	235	750	748
Other expenses	301	287	909	1,005

Total expenses	$2,014	$1,451	$5,104	$4,303

NOTE 6 — STOCK BASED COMPENSATION:
As of November 1, 2008, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total

Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2008	12,277	—	1,006,033	1,018,310
November 1, 2008	18,627	—	865,528	884,155
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following is a summary of the changes in stock options outstanding during the nine months ended November 1, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)

Options outstanding at February 2, 2008	139,075	$12.41	4.64	$494,087
Granted	—	—	—
Forfeited or expired	(7,250)	$17.78
Exercised	(23,125)	$9.40

Outstanding at November 1, 2008	108,700	$12.69	4.35	$393,748
Vested and exercisable at November 1, 2008	88,825	$12.22	4.03	$363,503

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2007 or the first nine months of fiscal 2008.
As of November 1, 2008, there was approximately $85,400 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.73 years. The total intrinsic value of options exercised during the third quarter and nine months ended November 1, 2008 was approximately $70,000 and $189,000, respectively.
Effective with the adoption of SFAS No. 123R, Share-Based Payment, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense for nonvested options of $23,000 and $69,000 for the third quarter and nine month period ended November 1, 2008, respectively compared to $470,000 and $1,282,000 for the third quarter and nine month period ending November 3, 2007, respectively. These expenses are classified as a component of selling, general and administrative expenses.
Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended November 1, 2008 and November 3, 2007, the Company reported $65,000 and $5,460,000 of excess tax benefits as a financing cash inflow in addition to $217,000 and $411,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended November 1, 2008 and November 3, 2007, the Company sold 31,132 and 25,535 shares to employees at an average discount of $2.26 and $3.19 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $70,000 and $81,000 for the nine months ended November 1, 2008 and November 3, 2007, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of November 1, 2008 and November 3, 2007, there was $5,860,000 and $5,330,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.17 years and 3.76 years, respectively. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended November 1, 2008 was $511,000 and $1,447,000 compared to $397,000 and $1,095,000 for the third quarter and nine months ended November 3, 2007.
The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended November 1, 2008:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Restricted stock awards at February 2, 2008	301,967	$22.56
Granted	156,795	16.32
Vested	—
Forfeited	(16,290)	19.58

Restricted stock awards at November 1, 2008	442,472	20.46

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 7 — INCOME TAXES:
For the quarter ended November 1, 2008, the Company’s effective tax rate was 35.4%. During the next 12 months, various taxing authorities’ statutes of limitations will expire which could result in a potential reduction of unrecognized tax benefits. In addition, certain federal and state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.
NOTE 8 — FAIR VALUE MEASUREMENTS:
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Applicable provisions of SFAS 157 were adopted by the Company effective February 3, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, Effective date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157-2 as it pertains to non-financial assets and liabilities.
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands).

	Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	November 1,	Assets/Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investments	$99,869	$92,519	$7,350	—
Other Assets	2,516	329	2,187	—
The Company’s investment portfolio was primarily invested in tax exempt auction rate securities and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of November 1, 2008, the Company had $2.2 million invested in privately managed investment funds and $0.3 million of other miscellaneous equities which are reported within other noncurrent assets in the Condensed Consolidated Balance Sheets.
As of November 1, 2008, the Company held $48.1 million in auction rate securities (“ARS”) and variable rate demand notes (“VRDN”) issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from seven to thirty-two years. The ARS’ and VRDN’s are recorded at estimated fair value and classified as available-for-sale. Of the $48.1 million in ARS’ and VRDN’s, $7.4 million failed their last

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007

NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
auctions as of November 1, 2008. The Company has experienced continued reductions in its failed ARS and reasonably expects the last ARS to either experience a successful auction or be called within a year and so has classified it as a short term investment. During the month of November 2008, the Company’s brokerage firm repurchased at par $3.9 million of the aforementioned failed ARS’.
The Company classified these failed ARS securities as Level 2 items under SFAS 157 since they were not trading within ARS auctions and there is not an actively quoted market price for these securities. Additionally, the Company valued these failed ARS investments at par using a number of market based inputs to estimate the fair value, including: (i) the underlying credit quality of the issuer and insurer and the probability of default of the issue; (ii) the Company’s experience and observations with ARS investments that were similar in many material aspects such as credit quality, yield, coupon or term to the remaining failed securities; (iii) the present value of future principal and interest payments discounted at rates reflecting current market conditions, reflecting the Company’s determination that the effects on the ARS’ estimated fair value of the increased penalty interest being paid by the non-auctioning bonds, as offset by a liquidity/risk value reduction, would render the fair values materially the same as their carrying value (par); (iv) the timing of expected future cash flows; and (v) the likelihood of repurchase at par for each security.
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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:
The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2008 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the current adverse conditions in the U.S. and global credit markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse economic and credit market conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 2, 2008 (fiscal 2007), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Total retail sales	100.0%	100.0%	100.0%	100.0%
Total revenues	101.6	101.6	101.4	101.4
Cost of goods sold	70.7	69.3	65.5	66.7
Selling, general and administrative	28.3	28.2	26.8	24.8
Depreciation	3.1	3.1	2.7	2.6
Interest and other income	(1.2)	(1.2)	(0.9)	(1.0)
Income before income taxes	0.7	2.2	7.3	8.3
Net income	0.5	1.6	4.7	5.5

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Comparison of Third Quarter and First Nine Months of 2008 with 2007.
Total retail sales for the third quarter were $179.8 million compared to last year’s third quarter sales of $181.9 million, a 1.2% decrease. Same-store sales decreased 2.4% in the third quarter of fiscal 2008. For the nine months ended November 1, 2008, total retail sales were $636.6 million compared to last year’s first nine months sales of $625.0 million, a 1.9% increase, and same-store sales decreased 0.6% for the comparable nine month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $182.8 million and $645.5 million for the third quarter and nine months ended November 1, 2008, respectively, compared to $184.8 million and $634.0 million for the third quarter and nine months ended November 3, 2007, respectively. The Company operated 1,305 stores at November 1, 2008 compared to 1,321 stores at the end of last year’s third quarter. For the first nine months of 2008 the Company opened 57 new stores, relocated 4 stores and closed 70 stores.
Credit revenue of $2.6 million represented 1.4% of total revenues in the third quarter of 2008, compared to 2007 credit revenue of $2.6 million or 1.4% of total revenues. Credit revenue remained flat for the comparable periods due to lower finance charge income offset by slightly higher late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $2.0 million in the third quarter of 2008, compared to last year’s third quarter expenses of $1.5 million. The increase was due to a $0.5 million charge to bad debt expense as other administrative expenses remained flat compared to the third quarter of 2007.
Other income in total, as included in total revenues, was $2.9 million and $8.9 million for the third quarter and first nine months of fiscal 2008, compared to $3.0 million and $9.0 million for the prior year’s comparable three and nine months periods, respectively. The slight overall decrease resulted primarily from lower finance charges offset by an increase in layaway charges.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Cost of goods sold was $127.2 million, or 70.7% of retail sales and $416.8 million or 65.5% of retail sales for the third quarter and first nine months of fiscal 2008, compared to $126.1 million, or 69.3% of retail sales and $417.0 million, or 66.7% of retail sales for the prior year’s comparable three and nine month periods, respectively. The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2008 resulted primarily from higher markdowns and buying and occupancy costs. The overall decrease in cost of goods sold as a percent of retail sales for the first nine months of fiscal 2008 resulted primarily from lower markdowns partially offset by higher occupancy costs. The decrease in markdowns was primarily attributable to tight inventory management and higher sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) decreased by 5.6% to $52.7 million in the third quarter and increased by 5.7% to $219.8 million in the first nine months of fiscal 2008 compared to $55.8 million and $208.0 million for the prior year’s comparable three and nine month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $50.9 million, or 28.3% of retail sales and $170.8 million, or 26.8% of retail sales for the third quarter and first nine months of fiscal 2008, compared to $51.3 million, or 28.2% of retail sales and $154.9 million, or 24.8% of retail sales for prior year’s comparable three and nine months periods, respectively. SG&A expenses as a percentage of retail sales increased 10 basis points for the third quarter of fiscal 2008 as compared to the prior year and increased 200 basis points for the first nine months of fiscal 2008, as compared to the prior year. The increase in SG&A expenses as a percentage of retail sales for the third quarter of fiscal 2008 was primarily attributable to increased operating costs from new stores, higher bad debt expense and costs associated with store closings offset by the reversal of accrued incentive compensation from the first half of the year. The overall dollar decrease in SG&A expenses for the third quarter of fiscal 2008 resulted primarily from the reduction in accrued incentive-based compensation partially offset by higher store operating expenses. For the first nine months of fiscal 2008, the increase in SG&A expenses as a percentage of retail sales and the overall dollar increase in SG&A expense resulted primarily from increased operating costs from new stores, higher medical and worker’s compensation costs, accrued incentive compensation, increased bad debt expense and the costs associated with store closings.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Depreciation expense was $5.6 million, or 3.1% of retail sales and $16.9 million or 2.6% of retail sales, for the third quarter and first nine months of fiscal 2008, compared to $5.7 million, or 3.1% of retail sales and $16.7 million, or 2.7 % of retail sales, for prior year’s comparable three and nine month periods, respectively.
Interest and other income was $2.2 million, or 1.2% of retail sales and $5.8 million, or 0.9% of retail sales for the third quarter and first nine months of fiscal 2008, compared to $2.2 million, or 1.2% of retail sales and $6.4 million, or 1.0% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The decrease in the first nine months of fiscal 2008 resulted primarily from lower interest rates and lower investment balances.
Income tax expense was $0.5 million, or 0.3% of retail sales and $17.0 million, or 2.7% of retail sales, for the third quarter and first nine months of fiscal 2008, compared to $1.0 million, or 0.6% of retail sales and $17.7 million, or 2.8% of retail sales, for the prior year’s comparable three and nine month periods. The decrease for the third quarter resulted from lower pre-tax income offset by a higher effective tax rate primarily due to lower tax credits. The effective tax rate for the third quarter of fiscal 2008 was 35.4% compared to 25.6% for the third quarter of 2007. The decrease for the nine month period resulted from lower pre-tax income offset by a higher effective tax rate. The effective income tax rate for the first nine months of fiscal 2008 was 36.4% compared to 34.1% for the nine months of fiscal 2007.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2008 was $55.7 million as compared to $57.6 million in the first nine months of fiscal 2007. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and purchase of treasury stock. In addition, the Company maintains a $35 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at November 1, 2008.
Cash provided by operating activities for the first nine months of fiscal 2008 was primarily generated by earnings adjusted for depreciation and changes in working capital items. The decrease of $1.9 million for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was primarily due to a decrease in net income and accounts payable, accrued expenses and other liabilities, partially offset by inventories, accrued income taxes and excess tax benefits in fiscal 2008.

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
At November 1, 2008, the Company had working capital of $159.5 million compared to $193.2 million at November 3, 2007. Additionally, the Company had $2.2 million and $1.9 million invested in privately managed investment funds at November 1, 2008 and November 3, 2007, respectively, which are included in other assets on the Condensed Consolidated Balance Sheets.
At November 1, 2008, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 1, 2008. There were no borrowings outstanding under these credit facilities during the first nine months ended November 1, 2008 or the fiscal year ended February 2, 2008.
At November 1, 2008 and November 3, 2007, the Company had approximately $5.9 million and $2.5 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
Expenditures for property and equipment totaled $17.4 million in the first nine months of fiscal 2008, compared to $14.3 million in last year’s first nine months. The expenditures for the first nine months of 2008 were primarily for store development and investments in new technology. For the full fiscal 2008 year, the Company expects to invest approximately $19.7 million for capital expenditures. This includes expenditures for 70 planned new stores and to relocate 9 stores.
Net cash used in investing activities totaled $25.0 million in the first nine months of fiscal 2008 compared to $42.1 million provided for the comparable period of 2007. The decrease was due primarily to the net decrease in purchases over sales of short-term investments.
On December 4, 2008, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share. The dividend will be payable on January 5, 2009 to shareholders of record of the Company at the close of business on December 22, 2008.
On August 31, 2007, the Board authorized an increase in the Company’s share repurchase program of two million shares. There is no specified expiration date by which any shares included in this authorization must be purchased. For the nine months ended November 1, 2008, the Company has repurchased or accepted 198,618 shares at a cost of $2,433,785. At November 1, 2008, 196,042 shares remain available for repurchase in open authorizations .

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At November 1, 2008, the Company’s investment portfolio was primarily invested in governmental and other debt securities with maturities less than 36 months. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. The Company does not use derivative financial instruments.
Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets. As of November 1, 2008, the Company had no other than temporary declines in investments.
The Company had 76 stores closed due to Hurricane Gustav. Of those 76 stores, only two were closed over thirty days and were reopened in November 2008. The Company is in the process of determining business interruption losses.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 1, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 1, 2008, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarizes the Company’s purchases of its common stock for the three months ended November 1, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares that may
	Of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased	Paid per Share (2)	Programs (1)	The Plans or Programs (1)

August 2008	—	$—	—
September 2008	—	—	—
October 2008	198,618	12.25	198,618

Total	198,618	$12.25	198,618	196,042 shares

(1)
On August 31, 2007, the Company’s board of directors authorized an increase in the share repurchase program of two million shares. At the third quarter ending November 1, 2008, the Company had 196,042 million shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. During the month of November 2008, the Company repurchased 100 additional shares at a cost of $1,203.

(2)	Prices include trading costs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant Filed December 10, 2007.

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

10.1	Registrant’s Amended and Restated 2004 Incentive Compensation Plan, incorporated by reference to Definitive Proxy Statement on Schedule 14A of the Registrant Filed April 11, 2008.

10.2	Letter Agreement between the Registrant and Mr. John Howe, Executive Vice President and Chief Financial Officer, incorporated by reference to Exhibit 99.1 to Form 8-K of the Registrant Filed September 3, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

December 10, 2008	/s/ John P. D. Cato

Date	John P. D. Cato Chairman, President and Chief Executive Officer

December 10, 2008	/s/ John R. Howe

Date	John R. Howe Executive Vice President Chief Financial Officer