Form 10-K
period 2009-01-31
CATO CORP
filed 2009-03-31
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31340

The Cato Corporation
Registrant

Delaware State of Incorporation	56-0484485 I.R.S. Employer Identification Number
8100 Denmark Road Charlotte, North Carolina 28273-5975 Address of Principal Executive Offices	704/554-8510 Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Class A Common Stock	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 1, 2008, the last business day of the Company’s most recent second quarter, was $484,326,775 based on the last reported sale price per share on the New York Stock Exchange on that date.

As of March 24, 2009, there were 27,649,017 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2009 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

Forward-looking Information

The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2009 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 31, 2009 (fiscal 2008), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

General

The Company, founded in 1946, operated 1,281 women’s fashion specialty stores at January 31, 2009, in 31 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions”, “Cato Plus”, “It’s Fashion”, and “It’s Fashion Metro”. The Company seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Company’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private label and is produced by various vendors in accordance with the Company’s specifications. Most stores range in size from 3,500 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 11% of retail sales in fiscal 2008. See Note 15 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Merchandise Assortment.  The Company’s stores offer a wide assortment of on-trend apparel and accessory items in primarily junior/missy, plus sizes and girls sizes 7 to 16 and emphasize color, product coordination and selection. Colors and styles are coordinated and presented so that outfit selection is easily made.

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

As a part of its merchandising strategy, members of the Company’s merchandising staff frequently visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors. The Company also takes aggressive markdowns on slow-selling merchandise and typically does not carry over merchandise to the next season.

Purchasing, Allocation and Distribution

Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2008, purchases from the Company’s largest vendor accounted for approximately 4% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, the Company does not expect that any economic, political or social unrest in any one geographic region would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise. However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company. See “Risk Factors — Risks Relating To Our Business — Changes or other disruptions in the Company’s merchandise supply chain, including those affecting the importation of goods from the foreign markets that supply a significant amount of the Company’s merchandise, could materially and adversely affect the Company’s costs and results of operations.”

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

Advertising

The Company uses television, in store signage, graphics and a Company website as its primary advertising media. The Company’s total advertising expenditures were approximately .8% of retail sales in fiscal 2008.

Store Operations

The Company’s store operations management team consists of 1 director of stores, 4 territorial managers, 15 regional managers and 140 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

Store Locations

Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores average approximately 4,000 square feet in size.

All of the Company’s stores are leased. Approximately 96% are located in strip shopping centers and 4% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2004.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2004	1,102	80	5	1,177
2005	1,177	82	15	1,244
2006	1,244	58	26	1,276
2007	1,276	62	20	1,318
2008	1,318	65	102	1,281

In fiscal 2008 the Company relocated 9 stores.

In fiscal 2009 the Company plans to open approximately 55 new stores, relocate 5 stores, close 25 stores, convert up to 20 It’s Fashion stores to It’s Fashion Metro stores and remodel 5 stores. The expected store openings for 2009 include 40 new stores (including conversions) of the It’s Fashion Metro concept. It’s Fashion Metro currently has 32 stores open and is a value-priced fashion format offering the latest styles for the entire family including urban-inspired, nationally recognized brands at everyday low prices.

The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for 7.1%, 7.6% and 7.9% of retail sales in fiscal 2008, 2007 and 2006, respectively. The Company’s net bad debt expense was 5.6%, 4.9% and 4.1% of credit sales in fiscal 2008, 2007 and 2006, respectively.

Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

Layaway Plan

Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 4.0%, 3.3% and 3.8% of retail sales in fiscal 2008, 2007 and 2006, respectively.

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

Associates

As of January 31, 2009, the Company employed approximately 9,100 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

Item 1A.	Risk Factors:

An investment in our common stock involves numerous types of risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the disclosures under “Forward Looking Information” above in evaluating our Company and any potential investment in our common stock. If any of the following risks or uncertainties occur, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock. The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operating results and financial condition.

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

A continuation of, or further deterioration in, the current adverse conditions and the general economy or outlook and its related impact on consumer confidence and spending may materially and adversely affect consumer demand for our apparel and accessories and our results of operations.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel and energy costs; salaries and wage rates and other sources of income, tax rates, home values, consumer net worth, the availability of consumer credit, consumer confidence generally or consumer perceptions of economic conditions or trends. The current recessionary economic and adverse credit market along with other factors have significantly weakened many of these drivers of consumer spending habits. As a result, consumer confidence and spending have significantly deteriorated and may continue to do so for an extended period of time, which may continue to adversely affect our net sales and results of operations. Adverse economic conditions or uncertainties also generally cause consumers to defer purchases of discretionary items, such as our merchandise or trade down the purchasing cheaper alternatives to our merchandise, all of which may also adversely affect our net sales and results of operations. In addition, numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, or similar events, may also dampen consumer confidence, and accordingly lead to reduced consumer spending. A continuation or worsening of the current economic downturn and reduction in consumer confidence could have a material adverse effect on our business, results of operations and financial condition.

A disruption or shutdown of our centralized distribution center could materially and adversely affect our business and results of operations.

The distribution of our products is centralized in one distribution center in Charlotte, North Carolina. The merchandise we purchase is shipped directly to our distribution center where it is prepared for shipment to the appropriate stores. If the distribution center were to be shutdown or lose significant capacity for any reason, our operations would likely be seriously disrupted. Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into or out of the Charlotte metropolitan area. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center.

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

As of March 24, 2009, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock. As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests. In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

Item 1B.	Unresolved Staff Comments:

Not Applicable.

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

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 4A.	Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 24, 2009 are as follows:

Name	Age	Position

John P. D. Cato	58	Chairman, President and Chief Executive Officer
Michael T. Greer	46	Executive Vice President, Director of Stores
John R. Howe	46	Executive Vice President, Chief Financial Officer
Howard A. Severson	61	Executive Vice President, Chief Real Estate and Store Development Officer
Stuart L. Uselton	48	Executive Vice President, Chief Administrative Officer
B. Allen Weinstein	62	Executive Vice President, Chief Merchandising Officer

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

Michael T. Greer has been employed by the Company since 1985. Since May 2006, he has served as Executive Vice President, Director of Stores of the Company. From November 2004 until May 2006, he served as Senior Vice President, Director of Stores of the Company. From February 2004 until November 2004, he served as Senior Vice President, Director of Stores of the Cato Division. From 2002 to 2003 Mr. Greer served as Vice President, Director of Stores of the It’s Fashion! Division. From 1999 to 2001 he served as Territorial Vice President of Stores of the Cato Division and from 1996 to 1999 he served as Regional Vice President of Stores of the Cato Division. From 1985 to 1995, Mr. Greer held various store operational positions in the Cato Division.

John R. Howe has been employed by the Company since 1986. Since September 2008, he has served as Executive Vice President, Chief Financial Officer. From June 2007 until September 2008, he served as Senior Vice President, Controller. From 1999 to 2007, he served as Vice President, Assistant Controller. From 1997 to 1999, he served as Assistant Vice President, Budgets and Planning. From 1995 to 1997, he served as Director, Budgets and Planning. From 1995 to 1997, he served as Assistant Tax Manager. From 1986 to 1995, Mr. Howe held various positions within the finance area.

Howard A. Severson has been employed by the Company since 1985. Since January 1993, he has served as Executive Vice President, Chief Real Estate and Store Development Officer. From 1993 to 2001 Mr. Severson also served as a director. From August 1989 through January 1993, Mr. Severson served as Senior Vice President — Chief Real Estate Officer.

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

Market & Dividend Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CTR. As required by Section 3.03A.12(a) of the NYSE listing standards, The Cato Corporation filed with the NYSE the annual certification of its Chief Executive Officer that he is not aware of any violation by the Company of NYSE corporate governance listing standards. Below is the market range and dividend information for the four quarters of fiscal 2008 and 2007.

	Price
2008	High	Low	Dividend

First quarter	$17.98	$14.05	$.165
Second quarter	18.94	14.03	.165
Third quarter	19.38	11.99	.165
Fourth quarter	15.20	12.06	.165

	Price
2007	High	Low	Dividend

First quarter	$24.19	$20.38	$.150
Second quarter	25.01	20.54	.165
Third quarter	22.07	17.86	.165
Fourth quarter	19.85	13.49	.165

As of March 24, 2009 the approximate number of record holders of the Company’s Class A Common Stock was 1,037 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

The Cato Corporation
Stock Performance Graph

THE CATO CORPORATION
STOCK PERFORMANCE TABLE
(BASE 100 — IN DOLLARS)

		DOW JONES
LAST TRADING DAY	THE CATO	U.S. RETAILERS,	RUSSELL 2000
OF THE FISCAL YEAR	CORPORATION	APPL INDEX	INDEX
1/30/04	100	100	100

1/28/05	143	121	107

1/27/06	155	138	129

2/02/07	163	167	144

2/01/08	119	132	132

1/30/09	106	69	81

The graph assumes an initial investment of $100 on January 30, 2004, the last trading day prior to the commencement of the Company’s 2004 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2009.

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased	Paid per Share(1)	Programs(2)	The Plans or Programs(2)

November 2008	100	$12.00	100
December 2008	—	—	—
January 2009	—	—	—

Total	100	$12.00	100	195,942 shares

(1)	Prices include trading costs.

(2)	On August 30, 2007, the Company’s Board of Directors authorized an increase in the share repurchase program of two million shares. At fiscal year end January 31, 2009, the Company had 195,942 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. For fiscal 2008, the Company has repurchased 198,718 shares under this program for approximately $2.4 million or an average market price per share of $12.25.

(3)	Subsequent to year end 2008, on February 26, 2009, the Company’s Board of Directors authorized an increase in the share repurchase program of 500,000 shares.

Item 6.	Selected Financial Data:

Certain selected financial data for the five fiscal years ended January 31, 2009 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

The five-year selected consolidated financial data presented in this Item 6 has been adjusted to reflect a three-for-two stock split in the form of a stock dividend of the Company’s Class A and Class B Common Stock effected June 27, 2005.

Fiscal Year	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales	$845,676	$834,341	$862,813	$821,639	$773,809
Other income	12,042	12,096	13,072	14,742	15,795
Total revenues	857,718	846,437	875,885	836,381	789,604
Cost of goods sold (exclusive of depreciation shown below)	562,056	572,309	572,712	546,955	528,916
Selling, general and administrative (exclusive of depreciation shown below)	227,645	210,892	212,157	203,156	187,618
Selling, general and administrative percent of retail sales	26.9%	25.3%	24.6%	24.7%	24.2%
Depreciation	22,572	22,212	20,941	20,275	20,397
Interest expense	53	9	41	183	717
Interest and other income	(7,218)	(8,218)	(9,597)	(4,563)	(2,739)
Income before income taxes	52,610	49,233	79,631	70,375	54,695
Income tax expense	18,976	16,914	28,181	25,546	19,854
Net income	$33,634	$32,319	$51,450	$44,829	$34,841
Basic earnings per share	$1.16	$1.03	$1.64	$1.44	$1.13
Diluted earnings per share	$1.15	$1.03	$1.62	$1.41	$1.11
Cash dividends paid per share	$.660	$.645	$.580	$.507	$.457

SELECTED OPERATING DATA:
Stores open at end of year	1,281	1,318	1,276	1,244	1,177
Average sales per store(1)	$640,000	$640,000	$685,000	$684,000	$682,000
Average sales per square foot of selling space	$162	$165	$175	$173	$170

BALANCE SHEET DATA (at period end):
Cash, cash equivalents and short-term investments	$144,803	$114,578	$123,542	$107,819	$107,228
Working capital	164,639	144,114	176,464	139,114	136,980
Total assets	435,353	420,792	432,322	406,636	397,323
Total stockholders’ equity	261,813	247,370	276,793	239,948	211,175

(1)	Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

(2)	The fiscal year 2006 contained 53 weeks versus 52 weeks for all other years shown.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	January 31,	February 2,	February 3,
Fiscal Year Ended	2009	2008	2007

Retail sales	100.0%	100.0%	100.0%
Other income	1.4	1.4	1.5
Total revenues	101.4	101.4	101.5
Cost of goods sold	66.5	68.6	66.4
Selling, general and administrative	26.9	25.3	24.6
Depreciation	2.7	2.7	2.4
Interest and other income	(0.9)	(1.0)	(1.1)
Income before income taxes	6.2	5.9	9.2
Net income	4.0%	3.9%	6.0%

Fiscal 2008 Compared to Fiscal 2007

Retail sales increased by 1.4% to $845.7 million in fiscal 2008 compared to $834.3 million in fiscal 2007. The increase in retail sales in fiscal 2008 was attributable to sales from store development. Comparable store sales decreased 1% from fiscal 2007. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 1.3% to $857.7 million in fiscal 2008 compared to $846.4 million in fiscal 2007. The Company operated 1,281 stores at January 31, 2009 compared to 1,318 stores operated at February 2, 2008.

In fiscal 2008, the Company opened 65 new stores, relocated 9 stores and closed 102 stores.

Other income in total, as included in total revenues in fiscal 2008, decreased slightly to $12.0 million from $12.1 million in fiscal 2007. The decrease resulted primarily from lower credit revenue and finance and layaway charges.

Credit revenue of $10.1 million represented 1.2% of total revenue in fiscal 2008. This is comparable to 2007 credit revenue of $10.4 million or 1.2% of total revenue. The slight decrease in credit revenue was primarily due to reductions in finance charge income as a result of lower accounts receivable balances. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $7.0 million in fiscal 2008 compared to $6.1 million in fiscal 2007. The increase in these expenses was principally due to an increase in the bad debt reserve of $638,000. See Note 15 of the Consolidated Financial Statements for a schedule of credit related expenses. Total segment credit income before taxes decreased $1.2 million from $4.3 million in 2007 to $3.1 million in 2008 due to decreased finance charge income and increased bad debt expense due to an increase in the allowance for doubtful accounts. Total credit income of $3.1 million in 2008 represented 5.9% of total income before taxes of $52.6 million compared to total credit income of $4.3 million in 2007 which represented 8.7% of 2007 total income before taxes.

Cost of goods sold was $562.1 million, or 66.5% of retail sales, in fiscal 2008 compared to $572.3 million, or 68.6% of retail sales, in fiscal 2007. The decrease in cost of goods sold as a percent of retail sales resulted primarily from lower procurement costs and reduced markdowns. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 8.2% to

$283.6 million in fiscal 2008 from $262.0 million in fiscal 2007. Gross margin as presented may not be comparable to that of other companies.

Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $227.6 million in fiscal 2008 compared to $210.9 million in fiscal 2007, a increase of 7.9%. As a percent of retail sales, SG&A was 26.9% compared to 25.3% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in incentive based compensation expenses, salary expenses driven by store development, expenses incurred to close underperforming stores and insurance expense.

Depreciation expense was $22.6 million in fiscal 2008 compared to $22.2 million in fiscal 2007. The depreciation expense in fiscal 2008 and 2007 resulted primarily from the Company’s store development activity and investment in technology.

Interest and other income was $7.2 million in fiscal 2008 compared to $8.2 million in fiscal 2007. The decrease was due to lower interest income due to reduced interest rates. See Note 2 to the Consolidated Financial Statements for details.

Income tax expense was $19.0 million, or 2.2% of retail sales in fiscal 2008 compared to $16.9, or 2.0% of retail sales in fiscal 2007. The increase resulted from higher pre-tax income in conjunction with an increase in the effective tax rate. The effective tax rate was 36.1% in fiscal 2008 and 34.4% in fiscal 2007. The Company expects the effective rate in 2009 to be approximately 34.0% to 36.0%.

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

Other income in total, as included in total revenues in fiscal 2007, decreased slightly to $12.1 million from $13.1 million in fiscal 2006. The decrease resulted primarily from lower credit revenue and finance and layaway charges.

Credit revenue of $10.4 million represented 1.2% of total revenue in fiscal 2007. This is comparable to 2006 credit revenue of $10.9 million or 1.2% of total revenue. The decrease in credit revenue was primarily due to reductions in finance charge income as a result of lower accounts receivable balances. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $6.1 million in fiscal 2007 compared to $5.9 million in fiscal 2006. The increase in these expenses was principally due to higher bad debt expense in fiscal 2007. See Note 15 of the Consolidated Financial Statements for a schedule of credit related expenses. Total segment credit income before taxes decreased $0.6 million from $4.9 million in 2006 to $4.3 million in 2007 due to decreased finance charge income and increased bad debt expense. Total credit income of $4.3 million in 2007 represented 8.7% of total income before taxes of $49.2 million compared to total credit income of $4.9 million in 2006, which represented 6.1% of 2006 total income before taxes.

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

Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $210.9 million in fiscal 2007 compared to $212.2 million in fiscal 2006, a decrease of 0.6%. As a percent of retail sales, SG&A was 25.3% compared to 24.6% in the prior year. The overall dollar decrease in SG&A resulted primarily from a decrease in incentive based compensation expenses partially offset by increased salary expense driven by store development and increased health care expenses.

Depreciation expense was $22.2 million in fiscal 2007 compared to $20.9 million in fiscal 2006. The depreciation expense in fiscal 2007 and 2006 resulted primarily from the Company’s store development activity and investment in technology.

Interest and other income was $8.2 million in fiscal 2007 compared to $9.6 million in fiscal 2006. The decrease was due to the settlement of a $2.4 million insurance claim for hurricane losses received in the fourth quarter of fiscal 2006, partially offset by higher interest income due to increased rates and higher average invested balances. See Note 2 to the Consolidated Financial Statements for details.

Income tax expense was $16.9 million, or 2.0% of retail sales in fiscal 2007 compared to $28.2 million or 3.2% of retail sales in fiscal 2006. The decrease resulted from lower pre-tax income in conjunction with a reduction in effective tax rate. The effective tax rate was 34.4% in fiscal 2007 and 35.4% in fiscal 2006.

Off-Balance Sheet Arrangements

Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements.

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

Merchandise Inventories

The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost (first-in, first-out method) or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying an average cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry. Inherent in the retail method are certain significant estimates, including initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last physical inventory and the financial reporting date. The Company continuously reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory. The general economic environment for retail apparel sales could result in an increase in the level of markdowns, which would result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. Management makes estimates regarding markdowns based on inventory levels on hand and customer demand, which may impact inventory valuations. Markdown exposure with respect to inventories on hand is limited due to the fact that seasonal merchandise is not carried forward. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

Liquidity, Capital Resources and Market Risk

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2008 was $71.6 million as compared to $74.2 million in fiscal 2007. These amounts have enabled the Company to primarily fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s common stock. In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at January 31, 2009.

Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital. The decrease of $2.6 million for fiscal 2008 over fiscal 2007 is primarily due to a decrease in accounts payable offset by an increase in accrued bonus and benefits, deferred income taxes, merchandise inventory and accrued taxes.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2009 and for the foreseeable future.

At January 31, 2009, the Company had working capital of $164.6 million compared to $144.1 million at February 2, 2008. Additionally, the Company had $2.3 million invested in privately managed investment funds and other miscellaneous equities, which are reported under other noncurrent assets of the Consolidated Balance Sheets.

At January 31, 2009, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $34.3 million. The revolving credit agreement is committed to August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 31, 2009. There were no borrowings outstanding under these credit facilities during the fiscal year ended January 31, 2009 or the fiscal year ended February 2, 2008.

The Company had approximately $4.5 million and $4.3 million at January 31, 2009 and February 2, 2008, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. In addition, the Company has a standby LOC for payments to the current general liability and workers’ compensation insurance processor.

Expenditures for property and equipment totaled $19.4 million, $18.3 million and $27.5 million in fiscal 2008, 2007 and 2006, respectively. The expenditures for fiscal 2008 were primarily for store development, store remodels and investments in new technology. In fiscal 2009, the Company is planning to invest approximately $17.7 million in capital expenditures. This includes expenditures to open 55 new stores, relocate 5 stores and convert up to 20 It’s Fashion stores to It’s Fashion Metro stores. In addition, the Company plans to remodel 5 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

Net cash used in investing activities totaled $29.3 million for fiscal 2008 compared to $12.1 million used for the comparable period of 2007. The increase was due primarily to purchases of short-term investments offset by the sales of short-term investments.

On May 22, 2008, the Board of Directors held the quarterly dividend to $.165 per share, or an annualized rate of $.66 per share.

The Company does not use derivative financial instruments.

At January 31, 2009, the Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

In September 2006, the Financial Accounting Standard Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Applicable provisions of SFAS 157 were adopted by the Company effective February 3, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, Effective date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157-2 as it pertains to non-financial assets and liabilities.

The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands).

	Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	January 31,	Assets/Liabilities	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Short term investments	$102,541	$99,091	$3,450	—
Other Assets	2,258	303	1,955	—

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of January 31, 2009, the Company had $2.0 million invested in privately managed investment funds and $0.3 million of other miscellaneous equities which are reported within other noncurrent assets in the Consolidated Balance Sheets.

As of January 31, 2009, the Company held $51.7 million in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”) issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from thirteen to twenty-six years. The VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $51.7 million in VRDN and ARS, $3.5 million failed their last auctions as of January 31, 2009. The Company has experienced continued sales in its failed ARS balances and reasonably expects the last ARS to either experience a successful auction or be called within a year and so has classified it as a short term investment.

The Company classified these failed ARS securities as Level 2 items under SFAS 157 since they were not trading within ARS auctions and there is not an actively quoted market price for these securities. Additionally, the Company valued these failed ARS investments at par using a number of market based inputs to estimate the fair value, including: (i) the underlying credit quality of the issuer and insurer and the probability of default of the issue; (ii) the Company’s experience and observations with ARS investments that were similar in many material aspects such as credit quality, yield, coupon or term to the remaining failed securities; (iii) the present value of future principal and interest payments discounted at rates reflecting current market conditions, reflecting the Company’s determination that the effects on the ARS’ estimated fair value of the increased interest being paid by the non-auctioning bonds, as offset by a liquidity/risk value reduction, would render the fair values materially the same as their carrying value (par); (iv) the timing of expected future cash flows; and (v) the likelihood of repurchase at par for each security.

The following table shows the Company’s obligations and commitments as of January 31, 2009, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Merchandise letters of credit	$4,547	$4,547	$—	$—	$—	$—	$—
Operating leases	161,144	55,548	43,082	31,435	20,516	10,310	253

Total Contractual Obligations	$165,691	$60,095	$43,082	$31,435	$20,516	$10,310	$253

(1)	In addition to the amounts shown in the table above, $15.4 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48 and we are uncertain as to if or when such amounts may be settled. See Note 13, Income Taxes, of the Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of the Company’s adoption of SFAS 157 was immaterial.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 applies to all entities that elect the fair value option. The provisions of SFAS 159 were effective for the Company on February 3, 2008. The adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operation or cash flows.

On June 14, 2007, the FASB reached consensus on Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. EITF No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to associates for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning on or after December 15, 2007. The impact of the Company’s adoption of EITF Issue No. 06-11 was immaterial.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 requires that unvested share-based payments that contain nonforfeitable rights to dividends are participating securities and they shall be included in the computation of EPS pursuant to the two class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The impact of the Company’s adoption of EITF Issue No. 03-6-1 was immaterial.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Cato Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 31, 2009

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in thousands, except per share data)

REVENUES
Retail sales	$845,676	$834,341	$862,813
Other income (principally finance charges, late fees and layaway charges)	12,042	12,096	13,072

Total revenues	857,718	846,437	875,885

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	562,056	572,309	572,712
Selling, general and administrative (exclusive of depreciation shown below)	227,645	210,892	212,157
Depreciation	22,572	22,212	20,941
Interest expense	53	9	41
Interest and other income	(7,218)	(8,218)	(9,597)

	805,108	797,204	796,254

Income before income taxes	52,610	49,233	79,631
Income tax expense	18,976	16,914	28,181

Net income	$33,634	$32,319	$51,450

Basic earnings per share	$1.16	$1.03	$1.64

Basic weighted average shares	29,065,594	31,279,918	31,281,163

Diluted earnings per share	$1.15	$1.03	$1.62

Diluted weighted average shares	29,151,759	31,513,202	31,815,332

Dividends per share	$.660	$.645	$.580

Comprehensive income:
Net income	$33,634	$32,319	$51,450
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	(296)	484	147

Comprehensive income	$33,338	$32,803	$51,597

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$42,262	$21,583
Short-term investments	102,541	92,995
Accounts receivable, net of allowance for doubtful accounts of $3,723 at January 31, 2009 and $3,263 at February 2, 2008	44,136	45,282
Merchandise inventories	112,290	118,679
Deferred income taxes	6,403	6,756
Prepaid expenses	7,737	7,755

Total Current Assets	315,369	293,050
Property and equipment — net	116,262	123,190
Other assets	3,722	4,552

Total Assets	$435,353	$420,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$102,971	$110,848
Accrued expenses	29,946	27,617
Accrued bonus and benefits	6,307	2,543
Accrued income taxes	11,506	7,928

Total Current Liabilities	150,730	148,936
Deferred income taxes	2,528	1,707
Other noncurrent liabilities (primarily deferred rent)	20,282	22,779

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 36,303,922 and 36,109,263 shares issued at January 31, 2009 and February 2, 2008, respectively	1,210	1,204
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares at January 31, 2009 and February 2, 2008	58	58
Additional paid-in capital	61,608	58,685
Retained earnings	354,333	340,088
Accumulated other comprehensive income	413	709

	417,622	400,744
Less Class A common stock in treasury, at cost (8,660,333 shares at January 31, 2009 and 8,461,615 shares at February 2, 2008, respectively)	(155,809)	(153,374)

Total Stockholders’ Equity	261,813	247,370

Total Liabilities and Stockholders’ Equity	$435,353	$420,792

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$33,634	$32,319	$51,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,572	22,212	20,941
Provision for doubtful accounts	3,825	2,844	2,633
Share-based compensation	2,208	1,694	1,326
Excess tax benefits from share-based compensation	(66)	(5,964)	(768)
Deferred income taxes	1,175	(6,358)	574
Loss on disposal of property and equipment	3,799	1,163	2,079
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(2,679)	(2,168)	1,053
Merchandise inventories	6,389	(2,761)	(12,548)
Prepaid and other assets	848	(1,372)	2,238
Accrued income taxes	3,644	8,533	1,499
Accounts payable, accrued expenses and other liabilities	(3,782)	24,022	(11,776)

Net cash provided by operating activities	71,567	74,164	58,701

INVESTING ACTIVITIES
Expenditures for property and equipment	(19,443)	(18,330)	(27,547)
Purchases of short-term investments	(169,979)	(313,761)	(180,463)
Sales of short-term investments	160,136	319,960	167,985

Net cash used in investing activities	(29,286)	(12,131)	(40,025)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	(500)	(1,000)	500
Dividends paid	(19,389)	(20,277)	(18,228)
Purchases of treasury stock	(2,435)	(58,561)	—
Proceeds from employee stock purchase plan	432	481	413
Excess tax benefits from share-based compensation	66	5,964	768
Proceeds from stock options exercised	224	8,110	970

Net cash used in financing activities	(21,602)	(65,283)	(15,577)

Net increase (decrease) in cash and cash equivalents	20,679	(3,250)	3,099
Cash and cash equivalents at beginning of year	21,583	24,833	21,734

Cash and cash equivalents at end of year	$42,262	$21,583	$24,833

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated	Unearned
	Class A	Class B	Additional		Other	Compensation		Total
	Common	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock Awards	Stock	Equity
	(Dollars in thousands)

Balance — January 28, 2006	$1,188	$23	$39,244	$294,462	$78	$(229)	$(94,818)	$239,948
*Comprehensive income:
Net income				51,450				51,450
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $78					147			147
Dividends paid ($.58 per share)				(18,228)				(18,228)
Class A common stock sold through employee stock purchase plan — 22,873 shares	1		484					485
Class A common stock sold through stock option plans — 95,775 shares	3		1,127					1,130
Class A common stock issued through restricted stock grant plans 214,882 shares	7		857					864
Income tax benefit from stock options exercised			768					768
Cancellation of treasury shares — 231 shares			(5)				5	—
Unearned compensation — restricted stock awards						229		229

Balance — February 3, 2007	1,199	23	42,475	327,684	225	—	(94,813)	276,793
*Comprehensive income:
Net income				32,319				32,319
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $247					484			484
Dividends paid ($.645 per share)				(20,277)				(20,277)
Class A common stock sold through employee stock purchase plan — 27,164 shares	1		565					566
Class A common stock sold through stock option plans — 39,200 shares	1		514					515
Class B common stock sold through stock option plans 1,053,000 shares		35	7,677					7,712
Class A common stock issued through restricted stock grant plans 87,085 shares	3		1,490					1,493
Income tax benefit from stock options exercised			5,964					5,964
Repurchase of treasury shares — 3,368,006 shares							(58,561)	(58,561)
Adoption of FIN 48				362				362

Balance — February 2, 2008	1,204	58	58,685	340,088	709	—	(153,374)	247,370
*Comprehensive income:
Net income				33,634				33,634
Unrealized losses on available-for-sale securities, net of deferred income tax benefit of ($138)					(296)			(296)
Dividends paid ($.66 per share)				(19,389)				(19,389)
Class A common stock sold through employee stock purchase plan — 32,830 shares	1		505					506
Class A common stock sold through stock option plans — 23,875 shares	1		314					315
Class A common stock issued through restricted stock grant plans 137,953 shares	4		2,038					2,042
Income tax benefit from stock options exercised			66					66
Repurchase of treasury shares — 198,718 shares							(2,435)	(2,435)

Balance — January 31, 2009	$1,210	$58	$61,608	$354,333	$413	$—	$(155,809)	$261,813

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Principles of Consolidation:  The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year:  The Company has two business segments — the operation of women’s fashion specialty stores and a credit card division. The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion” and “It’s Fashion Metro” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2008 and fiscal 2007 had 52 weeks while fiscal 2006 had 53 weeks.

Use of Estimates:  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, inventory shrinkage accrual and uncertain tax positions.

Cash and Cash Equivalents and Short-Term Investments:  Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments with the exception of the failed ARS are based on quoted market prices.

The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified in Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Consolidated Statements of Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.

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

Supplemental Cash Flow Information:  Income tax payments, net of refunds received, for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 were approximately $13,368,000, $15,012,000, and $26,651,000, respectively. Cash paid for interest for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 were $-0-, $8,000 and $-0-, respectively.

Inventories:  Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment:  Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives. Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information Technology equipment and software	3-10 years

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2008, 2007 and 2006 were $498,239, $1,039,120 and $479,178, respectively. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

The Company determines the classification of leases consistent with SFAS No. 13, Accounting for Leases. The Company leases all of its retail stores. Most lease agreements contain construction allowances and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases including renewal periods considered reasonably assured, the Company begins amortization as of the initial possession date which is when the Company enters the space and begins to make improvements in preparation for intended use.

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

In fiscal 2008 and 2007, the Company recognized $287,000 and $79,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of other income. Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

Advertising:  Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $6,460,000, $6,760,000 and $6,546,000 for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

Stock Repurchase Program:  On August 30, 2007, the Company’s Board of Directors authorized an increase in the stock repurchase program of two million shares, bringing total authorized shares to repurchase to 9.581 million shares. As of January 31, 2009, the Company had repurchased 9.385 million shares under this program, leaving 195,942 shares remaining to open authorizations. There is no specified expiration date for the Company’s repurchase program. For fiscal 2008, the Company repurchased 198,718 shares for approximately $2.4 million or an average market price per share of $12.25. Subsequent to fiscal year end 2008, on February 26, 2009, the Company’s Board of Directors authorized an increase in the stock repurchase program of 500,000 shares.

Earnings Per Share:  FASB No. 128, Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Consolidated Statement of Income. While the Company’s articles of incorporation provide the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both Class A and Class B shares. Basic EPS is computed as net income divided by the weighted average number of both Class A and Class B common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Unvested restricted stock is included in the computation of diluted EPS using the treasury stock method.

	Twelve Months Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Weighted-average shares outstanding	29,065,594	31,279,918	31,281,163
Dilutive effect of :
Stock options	12,916	187,593	512,814
Restricted stock	73,249	45,691	21,355

Weighted-average shares and common stock equivalents outstanding	29,151,759	31,513,202	31,815,332

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

Capital loss carryovers included in the Company’s deferred tax assets have a limited life and will expire in 2010 if not utilized. The Company believes realization is more likely than not.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, on February 4, 2007. Unrecognized tax benefits for uncertain tax positions are established in accordance with FASB Interpretation No. 48, when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company will adjust these liabilities in light of changing facts and circumstances. As a result of the implementation of FASB Interpretation No. 48, the Company recognized a transition adjustment increasing beginning retained earnings by $362,000.

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

Insurance:  The Company is self-insured with respect to employee healthcare, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for employee healthcare, $350,000 for worker’s compensation and $250,000 for general liability.

Until December 31, 2008, employee health claims were funded through a VEBA trust to which the Company made periodic contributions. Contributions to the VEBA trust were $10,070,000, $12,065,000 and $10,430,000 in

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2008, 2007 and 2006, respectively. After December 31, 2008 the VEBA trust was dissolved and the Company directly funds a checking account maintained by a third party provider. Beginning December 2008, the Company began funding contributions to a third party provider. Contributions to the third party provider account were $2,559,000. Accrued healthcare was $1,612,000 and $1,304,000 and assets held in VEBA trust were $-0-and $852,000 at January 31, 2009 and February 2, 2008, respectively.

The Company paid workers’ compensation and general liability claims of $3,388,000, $4,080,000 and $3,329,000 in fiscal years 2008, 2007 and 2006, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $4,959,000, $4,739,000 and $3,971,000 in fiscal 2008, 2007 and 2006, respectively. Accrued workers’ compensation and general liabilities were $4,889,000 and $4,127,000 at January 31, 2009 and February 2, 2008, respectively. At January 31, 2009, the Company had a $700,000 stand by letter of credit for the benefit of its current workers’ compensation and general liability insurance carrier relating to claims incurred during 2008. At February 2, 2008, the Company had no outstanding letters of credit relating to such claims for 2007 and 2006.

Fair Value of Financial Instruments:  The Company’s carrying values of financial instruments, such as cash and cash equivalents, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

Stock Based Compensation:  Effective January 29, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Compensation cost associated with stock options recognized in all years presented includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 applies to all entities that elect the fair value option. The provisions of SFAS 159 were effective for the Company on February 3, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 requires that unvested share-based

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments that contain nonforfeitable rights to dividends are participating securities and they shall be included in the computation of EPS pursuant to the two class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The impact of the Company’s adoption of EITF Issue No. 03-6-1 was immaterial.

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

2.	Interest and Other Income:

The components of Interest and other income are shown below in gross amounts (in thousands):

	January 31,	February 2,	February 3,
	2009	2008	2007

Dividend income	$(10)	$(17)	$(23)
Interest income	(4,617)	(5,729)	(4,221)
Hurricane claims settlement	—	—	(2,384)
Visa/Mastercard claims settlement	—	—	(470)
Miscellaneous income	(2,709)	(2,207)	(2,100)
(Gain)/loss on investment sales	118	(265)	(399)

Interest and other income	$(7,218)	$(8,218)	$(9,597)

3.	Short-Term Investments:

At January 31, 2009, the Company’s investment portfolio was primarily invested in variable rate demand notes and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income.

The table below reflects gross accumulated unrealized gains in short-term investments at January 31, 2009 and February 2, 2008.

	January 31, 2009			February 2, 2008
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized gain (loss)	$101,867	$674	$102,541	$92,373	$622	$92,995

Total	$101,867	$674	$102,541	$92,373	$622	$92,995

Additionally, the Company had $2.3 million invested in privately managed investment funds and other miscellaneous equities at January 31, 2009 and $2.6 million at February 2, 2008, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

Accumulated other comprehensive income in the Consolidated Balance Sheets reflects the accumulated unrealized gains in short-term investments shown above, which at January 31, 2009 was offset by unrealized losses in equity investments of $18,000, net of a deferred income tax benefit of $10,000 and at February 2, 2008 was offset

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the accumulated unrealized gains in equity investments of $301,000, net of a deferred income tax liability of $157,000. All investments with unrealized losses disclosed were in a loss position for less than 12 months.

As disclosed in Note 2, the Company had realized losses of $118,000 in fiscal 2008, realized gains of $265,000 in fiscal 2007 and realized gains of $399,000 in fiscal 2006 relating to sales of debt securities.

4.	Fair Value Measurements:

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

The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands).

	Fair Value Measurements at Reporting Date Using
		Quoted Market
		Prices in Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	January 31,	Assets/Liabilities	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Short term investments	$102,541	$99,091	$3,450	—
Other assets (see Note 3)	2,258	303	1,955	—

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of January 31, 2009, the Company had $2.0 million invested in privately managed investment funds and $0.3 million of other miscellaneous equities which are reported within other noncurrent assets in the Consolidated Balance Sheets.

As of January 31, 2009, the Company held $51.7 million in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”) issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from thirteen to twenty-six years. The VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $51.7 million in VRDN and ARS, $3.5 million failed their last auctions as of January 31, 2009. The Company has experienced continued reductions in its failed ARS balances and reasonably expects the $3.5 million ARS to either experience a successful auction or be called within a year and so has classified it as a short term investment.

The Company classified the failed ARS security as Level 2 items under SFAS 157 since it was not trading within ARS auctions and there is not an actively quoted market price for this security. Additionally, the Company valued the failed ARS investment at par using a number of market based inputs to estimate the fair value, including: (i) the underlying credit quality of the issuer and insurer and the probability of default of the issue; (ii) the Company’s experience and observations with ARS investments that were similar in many material aspects such as credit quality, yield, coupon or term to the remaining failed security; (iii) the present value of future principal and interest payments discounted at rates reflecting current market conditions, reflecting the Company’s determination that the effects on the ARS’ estimated fair value of the increased penalty interest being paid by the non-auctioning

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bond, as offset by a liquidity/risk value reduction, would render the fair value materially the same as the carrying value (par); (iv) the timing of expected future cash flows; and (v) the likelihood of repurchase at par for each security.

5.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	January 31,	February 2,
	2009	2008

Customer accounts — principally deferred payment accounts	$40,516	$42,007
Miscellaneous trade receivables	7,343	6,538

Total	47,859	48,545
Less allowance for doubtful accounts	3,723	3,263

Accounts receivable — net	$44,136	$45,282

Finance charge and late charge revenue on customer deferred payment accounts totaled $10,073,000, $10,370,000 and $10,866,000 for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively, and charges against the allowance for doubtful accounts were approximately $3,825,000, $2,844,000 and $2,633,000 for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Expenses charged relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

6.	Property and Equipment:

Property and equipment consist of the following (in thousands):

	January 31,	February 2,
	2009	2008

Land and improvements	$3,694	$3,681
Buildings	18,926	18,518
Leasehold improvements	56,224	53,938
Fixtures and equipment	164,136	160,688
Information Technology equipment and software	50,575	48,649
Construction in progress	865	1,741

Total	294,420	287,215
Less accumulated depreciation	178,158	164,025

Property and equipment — net	$116,262	$123,190

Construction in progress primarily represents costs related to a new store development and investments in new technology.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	January 31,	February 2,
	2009	2008

Accrued payroll and related items	$4,491	$4,476
Accrued advertising	257	299
Property and other taxes	11,978	11,159
Accrued insurance	6,264	5,225
Other	6,956	6,458

Total	$29,946	$27,617

8.	Financing Arrangements:

At January 31, 2009, the Company had an unsecured revolving credit agreement which provided for borrowings of up to $34.3 million. This revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 31, 2009. There were no borrowings outstanding under this facility during the fiscal years ended January 31, 2009 or February 2, 2008. Interest is based on LIBOR, which was 0.41% on January 31, 2009.

The Company had approximately $4.5 million and $4.3 million at January 31, 2009 and February 2, 2008 respectively, of outstanding irrevocable letters of credit relating to purchase commitments. In addition, the Company has a stand by LOC for payments to the current general liability and workers’ compensation insurance processor.

9.	Stockholders’ Equity:

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

In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,350,000 shares are issuable. As of January 31, 2009, 481,922 shares had been granted from this Plan.

In May 2003, the shareholders approved a new 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all associates may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, associates are given the opportunity to make a lump

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 32,830 shares, 27,164 shares and 22,873 shares for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

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

The Company adopted in 1987 an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key associates of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under an option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors. As of January 31, 2009, 5,831,373 shares had been granted under the plans.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,500,000 shares are issuable. The ability to grant awards under the 1999 Plan expired on July 31, 2004.

In May 2002, the Board of Directors approved and granted to a key executive under the 1999 Incentive Compensation Plan restricted stock awards of 150,000 shares of Class B Common Stock, with a per share fair value of $18.21. These stock awards cliff vested after four years. The charge to compensation expense for these stock awards was $-0-, $-0- and $229,000 in fiscal 2008, 2007 and 2006, respectively. As of January 31, 2009, all such shares were fully vested.

Option plan activity for the three fiscal years ended January 31, 2009 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
January 28, 2006	1,343,400	$5.50 – $21.75	$8.23
Granted	—	—	—
Exercised	(95,775)	5.50 – 21.37	10.12
Forfeited or expired	(10,950)	13.47 – 21.37	17.24

Outstanding options,
February 3, 2007	1,236,675	5.50 – 21.75	8.01
Granted	—	—	—
Exercised	(1,092,200)	5.50 – 17.84	7.41
Forfeited or expired	(5,400)	13.52 – 19.53	17.45

Outstanding options,
February 2, 2008	139,075	6.39 – 21.75	12.41
Granted	—	—	—
Exercised	(23,875)	8.19 – 13.97	9.36
Forfeited or expired	(7,250)	8.71 – 21.72	17.78

Outstanding options,
January 31, 2009	107,950	$6.39 – 19.99	$12.72

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize stock option information at January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$6.39 – $ 8.83	21,700	1.88 years	$8.00	21,700	$8.00
11.10 – 14.79	68,850	5.64 years	13.25	57,675	13.10
15.08 – 19.99	17,400	6.82 years	16.50	13,350	16.49

$6.39 – $19.99	107,950	5.07 years	$12.72	92,725	$12.40

Outstanding options at January 31, 2009 covered 107,950 shares of Class A Common Stock and no shares of Class B Common Stock. Outstanding options at February 2, 2008 covered 139,075 shares of Class A Common Stock and no shares of Class B Common Stock. See Note 16 to the Consolidated Financial Statements for further information on the Company’s Stock Based Compensation.

On May 22, 2008 the Board of Directors set the quarterly dividend at $.165 per share, or an annualized rate of $.66 per share.

10.	Employee Benefit Plans:

The Company has a defined contribution retirement savings plan (“401(k)”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 were approximately $1,586,000, $1,530,000 and $1,455,000, respectively.

The Company has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements. The Board of Directors determines contributions to the ESOP. The Company’s contributions for the years ended January 31, 2009, February 2, 2008 and February 3, 2007 were approximately $-0-, $-0- and $1,789,000, respectively.

The Company is primarily self-insured for health care. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims were funded through a VEBA trust to which the Company made periodic contributions until December 2008, after which the Company funds health care contributions to a third party provider.

11.	Leases:

The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are at a fixed rate for periods of five years with renewal options and most provide for additional contingent rentals based on a percentage of store sales in excess of stipulated amounts. For leases with landlord capital improvement funding, the funded amount is recorded as a deferred liability and amortized over the term of the lease as a reduction to rent expense on the Consolidated Statements of Income. Equipment leases are generally for one to three year periods.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2009	$55,548
2010	43,082
2011	31,435
2012	20,516
2013	10,310
Thereafter	253

Total minimum lease payments	$161,144

The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 31,	February 2,	February 3,
Fiscal Year Ended	2009	2008	2007

Minimum rentals	$52,762	$51,142	$49,169
Contingent rent	28	54	106

Total rental expense	$52,790	$51,196	$49,275

12.	Related Party Transactions:

The Company leases certain stores from entities in which Mr. George S. Currin, a director of the Company, has a controlling or non-controlling ownership interest. Rent expense and related charges totaling $432,199, $423,631 and $371,716 were paid to entities controlled by Mr. Currin or his family in fiscal 2008, 2007 and 2006, respectively, under these leases. Rent expense and related charges totaling $1,080,996, $1,008,664 and $939,443 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2008, 2007 and 2006, respectively, under these leases.

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

13.	Income Taxes:

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, on February 4, 2007. Unrecognized tax benefits for uncertain tax positions are established in accordance with FIN 48 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company will adjust these liabilities in light of changing facts and circumstances. As of February 2, 2008, the company had gross unrecognized tax benefits totaling approximately $9.2 million, of which approximately $5.9 million would affect our effective tax rate if recognized. As of January 31, 2009, the Company had gross unrecognized tax benefits totaling approximately $9.5 million, of which approximately $6.4 million would affect our effective tax rate if recognized. The Company had approximately $5.9 million and $5.1 million of interest and penalties accrued related to uncertain tax positions as of January 31, 2009 and February 2, 2008, respectively. The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $1.1 and $1.5 million of interest and penalties in the Consolidated Statement of Income and Comprehensive Income as of

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2009 and February 2, 2008, respectively. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2006 and for state and local tax jurisdictions before 2003. During the next 12 months, various state and local taxing authorities’ statues of limitations will expire and certain state examinations may close which could result in a potential reduction of unrecognized tax benefits of up to $2.8 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 31,	February 2,
	2009	2008

Balances, beginning	$9,180	$6,193
Additions for tax positions of the current year	1,394	1,686
Additions for tax positions prior years	35	1,301
Reduction for tax positions of prior years for:
Changes in judgement	—	—
Settlements during the period	(571)	—
Lapses of applicable statue of limitations	(516)	—

Balance, ending	$9,522	$9,180

The provision for income taxes consists of the following (in thousands):

	January 31,	February 2,	February 3,
Fiscal Year Ended	2009	2008	2007

Current income taxes:
Federal	$15,895	$23,800	$26,480
State	1,768	(280)	1,205

Total	17,663	23,520	27,685

Deferred income taxes:
Federal	1,173	(5,902)	443
State	140	(704)	53

Total	1,313	(6,606)	496

Total income tax expense	$18,976	$16,914	$28,181

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2009 and February 2, 2008 are as follows (in thousands):

	January 31,	February 2,
	2009	2008

Deferred tax assets:
Bad debt reserve	$1,467	$1,227
Inventory valuation	2,263	2,164
Capital loss carryover	232	274
Deferred lease liability	10,251	9,148
Reserves	1,721	3,817
Other taxes	1,282	1,203
Federal benefit of FIN 48	4,320	3,906
Equity compensation expense	2,109	1,297

Total deferred tax assets	23,645	23,036

Deferred tax liabilities:
Property and equipment	19,381	16,010
Unrealized gains on short-term investments	233	371
Other	156	1,606

Total deferred tax liabilities	19,770	17,987

Net deferred tax liabilities (assets)	$(3,875)	$(5,049)

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 31,	February 2,	February 3,
Fiscal Year Ended	2009	2008	2007

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	5.7	2.9	2.4
Tax credits	(2.5)	(3.1)	(1.3)
Tax exempt interest	(2.6)	(3.4)	(1.5)
Effects of other permanent differences	0.5	0.4	(0.2)
Other	0.0	2.6	1.0

Effective income tax rate	36.1%	34.4%	35.4%

14.	Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2008	First	Second	Third	Fourth

Retail sales	$225,791	$230,957	$179,838	$209,091
Total revenues	228,828	233,868	182,785	212,238
Cost of goods sold (exclusive of depreciation)	141,620	148,020	127,172	145,245
Income before income taxes	27,182	18,320	1,274	5,834
Net income	16,853	12,091	823	3,866
Basic earnings per share	$0.58	$0.42	$0.03	$0.13
Diluted earnings per share	$0.58	$0.41	$0.03	$0.13

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007	First	Second	Third	Fourth

Retail sales	$224,134	$218,973	$181,870	$209,364
Total revenues	227,228	221,934	184,838	212,436
Cost of goods sold (exclusive of depreciation)	143,422	147,514	126,080	155,294
Income before income taxes	29,172	18,650	3,947	(2,538)
Net income	18,670	12,510	2,936	(1,798)
Basic earnings per share	$0.60	$0.39	$0.09	$(0.06)
Diluted earnings per share	$0.59	$0.39	$0.09	$(0.06)

15.	Reportable Segment Information:

The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 31 states, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2008	Retail	Credit	Total

Revenues	$847,606	$10,112	$857,718
Depreciation	22,531	41	22,572
Interest and other income	(7,218)	—	(7,218)
Income before taxes	49,499	3,111	52,610
Total assets	361,697	73,656	435,353
Capital expenditures	19,443	—	19,443

Fiscal 2007	Retail	Credit	Total

Revenues	$836,023	$10,414	$846,437
Depreciation	22,112	100	22,212
Interest and other income	(8,218)	—	(8,218)
Income before taxes	44,983	4,250	49,233
Total assets	354,001	68,491	422,492
Capital expenditures	18,211	119	18,330

Fiscal 2006	Retail	Credit	Total

Revenues	$864,987	$10,898	$875,885
Depreciation	20,849	92	20,941
Interest and other income	(9,597)	—	(9,597)
Income before taxes	74,772	4,859	79,631
Total assets	368,786	63,536	432,322
Capital expenditures	27,483	64	27,547

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 31,	February 2,	February 3,
	2009	2008	2007

Bad debt expense	$3,844	$2,844	$2,633
Payroll	1,000	983	1,008
Postage	979	985	1,034
Other expenses	1,137	1,252	1,272

Total expenses	$6,960	$6,064	$5,947

16.	Stock Based Compensation:

As of January 31, 2009, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key associates. The 1999 Incentive Compensation Plan and 2004 Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key associates. The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans as of January 31, 2009:

	1987	1999	2004
	Plan	Plan	Plan	Total

Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2008	12,277	—	1,006,033	1,018,310
January 31, 2009	18,627	—	868,078	886,705

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

The following is a summary of the changes in stock options outstanding during the twelve months ended January 31, 2009:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(a)

Options outstanding at February 2, 2008	139,075	$12.41	4.64 years	$494,087
Granted	—	—	—	—
Forfeited or expired	7,250
Exercised	23,875

Outstanding at January 31, 2009	107,950	$12.72	4.07 years	$124,257
Vested and exercisable at January 31, 2009	92,725	$12.40	3.80 years	$136,569

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

No options were granted in fiscal 2008 and no options were granted in fiscal 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2009, there was approximately $59,587 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of .57 years. The total intrinsic value of options exercised in fiscal 2008 was approximately $192,627.

Effective January 29, 2006, the Company began recognizing share-based compensation expense ratably over the vesting period, net of estimated forfeitures. The Company recognized share-based compensation expense of $2,156,131 for the twelve month period ended January 31, 2009, which was classified as a component of selling, general and administrative expenses.

The Company’s Employee Stock Purchase Plan allows eligible full-time associates to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve months ended January 31, 2009, the Company sold 32,830 shares to associates at an average discount of $2.26 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $74,000, $85,000 and $73,000 for fiscal years 2008, 2007 and 2006, respectively.

In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of January 31, 2009, there was $5,272,802 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.95 years. The total fair value of the shares recognized as compensation expense during the twelve months ended January 31, 2009, February 2, 2008 and February 3, 2007 was $1,959,000, $1,493,000 and $1,093,000, respectively.

The following summary shows the changes in the shares of restricted stock outstanding during the three fiscal years ended January 31, 2009:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share

Restricted stock awards at January 28, 2006	150,000	$18.21
Granted	235,754	22.88
Vested	(150,000)	18.21
Forfeited	(20,872)	22.43

Restricted stock awards at February 3, 2007	214,882	22.92
Granted	102,399	21.14
Vested	—	—
Forfeited	(15,314)	19.90

Restricted stock awards at February 2, 2008	301,967	22.56
Granted	156,795	16.88
Vested	—	—
Forfeited	(18,841)	22.55

Restricted stock awards at January 31, 2009	439,921	$20.46

17.	Commitments and Contingencies:

Workers compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $250,000, respectively. The Company paid claims of $3,388,000, $4,080,000 and $3,329,000 in fiscal 2008, 2007 and 2006, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $4,959,000, $4,739,000 and

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3,971,000 in fiscal 2008, 2007 and 2006, respectively. Accrued workers’ compensation and general liabilities were $4,889,000 and $4,127,000 at January 31, 2009 and February 2, 2008, respectively. The Company had no outstanding letters of credit relating to such claims at January 31, 2009 or at February 2, 2008. See Note 8 for letters of credit related to purchase commitments, Note 10 for 401(k) plan contribution obligations and Note 11 for lease commitments.

The Company does not have any guarantees with third parties. The Company has placed a $2.0 million deposit with Cedar Hill National Bank (“Cedar Hill”), a wholly owned subsidiary, as security and collateral for the payment of amounts due from CatoWest LLC, a wholly owned subsidiary, to Cedar Hill. The deposit has no set term. The deposit is a regulation of the Office of the Comptroller of the Currency because the receivable is not settled immediately and Cedar Hill has a risk of loss until payment is made. CatoWest LLC purchases receivables from Cedar Hill on a daily basis (generally one day in arrears). In the event CatoWest LLC fails to transfer to Cedar Hill the purchase price for any receivable within two business days, Cedar Hill has the right to withdraw any amount necessary from the account established by the Company to satisfy the amount due Cedar Hill from CatoWest LLC. Although the amount of potential future payments is limited to the amount of the deposit, Cedar Hill may require, at its discretion, the Company to increase the amount of the deposit with no limit on the increase. The deposit is based upon the amount of payments that would be due from CatoWest LLC to Cedar Hill for the highest credit card sales weekends of the year that would remain unpaid until the following business day. The Company has no obligations related to the deposit at year-end. No recourse provisions exist nor are any assets held as collateral that would reimburse the Company if Cedar Hill withdraws a portion of the deposit.

In addition, the Company has $5.0 million in escrow with Branch Banking & Trust Co. on behalf of Zurich American Insurance Company as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage and $4.1 million on behalf of the Company’s primary buying agent as security collateral for the Company’s direct sourced purchases.

The Company is a defendant in legal proceedings considered to be in the normal course of business. The resolution of which, singularly or collectively, are not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2009. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 31, 2009, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2009 annual stockholders’ meeting (the “2009 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 4A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

Information contained under the captions “Executive Compensation”, “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 31, 2009.

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a))(2)

Equity compensation plans approved by security holders	107,950	$12.72	1,107,785
Equity compensation plans not approved by security holders	—	—	—

Total	107,950	$12.72	1,107,785

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

868,078 shares available for grant under the Company’s stock incentive plan, referred to as the 2004 Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key associates. Additionally, 18,627 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

221,080 shares available under the 2003 Employee Stock Purchase Plan. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence:

Information contained under the caption Certain Relationships and Related Person Transactions, Corporate Governance Matters-Director Independence and “Meetings and Committees” in the 2009 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm” in the 2009 Proxy Statement.

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

Exhibit
Number		Description of Exhibit

3.1		Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
3.2		Registrant’s By Laws incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
4.1		Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10	.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
10	.3*	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10	.4*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10	.5*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10	.6*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.

Exhibit
Number		Description of Exhibit

10	.7*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10	.8*	Summary of Named Executive Officer Compensation Determinations, incorporated by reference to Item 5.02 of Form 8-K filed April 7, 2008.
10	.9*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
21		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

EXHIBIT INDEX

Designation
of Exhibit		Page

21	Subsidiaries of the Registrant	52
23.1	Consent of Independent Registered Public Accounting Firm	53
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	54
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	55
32.1	Section 1350 Certification of Chief Executive Officer	56
32.2	Section 1350 Certification of Chief Financial Officer	57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By /s/ JOHN P. D. CATO John P. D. Cato Chairman, President and Chief Executive Officer	By /s/ JOHN R. HOWE John R. Howe Executive Vice President Chief Financial Officer

By /s/ JEFFREY R. SHOCK Jeffrey R. Shock Senior Vice President Controller

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ WILLIAM H. GRIGG William H. Grigg (Director)

/s/ JOHN R. HOWE John R. Howe (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ GRANT L. HAMRICK Grant L. Hamrick (Director)

/s/ JEFFREY R. SHOCK Jeffrey R. Shock (Senior Vice President Controller (Principal Accounting Officer))	/s/ JAMES H. SHAW James H. Shaw (Director)

/s/ ROBERT W. BRADSHAW, JR. Robert W. Bradshaw, Jr. (Director)	/s/ A.F. (PETE) SLOAN A.F. (Pete) Sloan (Director)

/s/ GEORGE S. CURRIN George S. Currin (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance	Inventory
	Accounts(a)		Reserves(b)	Reserves(c)

Balance at January 28, 2006	$3,694		$4,650	$3,570
Additions charged to costs and expenses	2,633		3,971	664
Additions (reductions) charged to other accounts	1,600	(d)	(690)	—
Deductions	(4,373	)(e)	(3,329)	(1,094)

Balance at February 3, 2007	3,554		4,602	3,140
Additions charged to costs and expenses	2,844		4,739	1,350
Additions (reductions) charged to other accounts	1,038	(d)	(1,134)	—
Deductions	(4,173	)(e)	(4,080)	(664)

Balance at February 2, 2008	3,263		4,127	3,826
Additions charged to costs and expenses	3,825		4,959	747
Additions (reductions) charged to other accounts	933	(d)	(809)	—
Deductions	(4,298	)(e)	(3,388)	(1,142)

Balance at January 31, 2009	$3,723		$4,889	$3,431

(a)	Deducted from trade accounts receivable.

(b)	Reserve for Workers’ Compensation and General Liability.

(c)	Reserves for inventory shortage and markdowns.

(d)	Recoveries of amounts previously written off.

(e)	Uncollectible accounts written off.

S-2