Form 10-Q
period 2009-05-02
CATO CORP
filed 2009-06-10
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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
Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
As of May 19, 2009, there were 27,783,568 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended May 2, 2009

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended
	May 2,	May 3,
	2009	2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands,
	except per share data)
REVENUES
Retail sales	$238,055	$225,791
Other income (principally finance charges, late fees and layaway charges)	2,972	3,037

Total revenues	241,027	228,828

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	141,913	141,620
Selling, general and administrative (exclusive of depreciation shown below)	64,644	56,317
Depreciation	5,544	5,610
Interest and other income	(1,060)	(1,901)

	211,041	201,646

Income before income taxes	29,986	27,182

Income tax expense	11,173	10,329

Net income	$18,813	$16,853

Basic earnings per share	$0.64	$0.57

Diluted earnings per share	$0.64	$0.57

Dividends per share	$.165	$.165

Comprehensive income:
Net income	$18,813	$16,853
Unrealized (losses) on available-for-sale securities, net of deferred income tax benefit	(26)	(236)

Net comprehensive income	$18,787	$16,617

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2,	May 3,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$42,006	$42,091	$42,262
Short-term investments	115,696	76,101	93,452
Restricted cash	9,016	9,037	9,089
Accounts receivable, net of allowance for doubtful accounts of $3,328, $3,192 and $3,723 at May 2, 2009, May 3, 2008, and January 31, 2009, respectively	42,518	45,570	44,136
Merchandise inventories	114,339	113,227	112,290
Deferred income taxes	6,406	6,837	6,403
Prepaid expenses	7,530	7,659	7,737

Total Current Assets	337,511	300,522	315,369
Property and equipment — net	114,096	122,936	116,262
Other assets	7,228	4,548	3,722

Total Assets	$458,835	$428,006	$435,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,644	$92,041	$102,971
Accrued expenses	33,901	29,755	29,946
Accrued bonus and benefits	8,888	4,278	6,307
Accrued income taxes	22,067	17,900	11,506

Total Current Liabilities	160,500	143,974	150,730
Deferred income taxes	2,528	1,707	2,528
Other noncurrent liabilities (primarily deferred rent)	19,325	22,399	20,282

Commitments and contingencies	—	—	--

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,443,898 shares, 36,258,360 shares and 36,303,922 shares at May 2, 2009, May 3, 2008 and January 31, 2009, respectively	1,215	1,209	1,210
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares at May 2, 2009, May 3, 2008 and January 31, 2009	58	58	58
Additional paid-in capital	62,325	59,462	61,608
Retained earnings	368,306	352,098	354,333
Accumulated other comprehensive income	387	473	413

	432,291	413,300	417,622

Less Class A common stock in treasury, at cost (8,660,333 shares, 8,461,615 shares and 8,660,333 shares at May 2, 2009, May 3, 2008 and January 31, 2009, respectively)	(155,809)	(153,374)	(155,809)

Total Stockholders’ Equity	276,482	259,926	261,813

Total Liabilities and Stockholders’ Equity	$458,835	$428,006	$435,353

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 2,	May 3,
	2009	2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$18,813	$16,853

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,544	5,610
Provision for doubtful accounts	924	767
Share-based compensation	426	515
Excess tax benefits from share-based compensation	(26)	(13)
Loss on disposal of property and equipment	149	290
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	694	(1,055)
Merchandise inventories	(2,049)	5,452
Prepaid and other assets	(3,299)	100
Accrued income taxes	10,587	9,985
Accounts payable, accrued expenses and other liabilities	(1,740)	(15,213)

Net cash provided by operating activities	30,023	23,291

INVESTING ACTIVITIES
Expenditures for property and equipment	(3,533)	(5,647)
Purchases of short-term investments	(36,590)	(45,536)
Sales of short-term investments	14,316	53,075
Change in restricted cash	73	—

Net cash provided by (used in) investing activities	(25,734)	1,892

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	—	(100)
Dividends paid	(4,849)	(4,849)
Proceeds from employee stock purchase plan	178	213
Excess tax benefits from share-based compensation	26	13
Proceeds from stock options exercised	100	48

Net cash used in financing activities	(4,545)	(4,675)

Net increase (decrease) in cash and cash equivalents	(256)	20,508
Cash and cash equivalents at beginning of period	42,262	21,583

Cash and cash equivalents at end of period	$42,006	$42,091

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 2, 2009 and May 3, 2008 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.
The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
The year-end condensed consolidated balance sheet data presented for fiscal year ended January 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
On May 20, 2009, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.
Prior year basic and diluted weighted shares and earnings per share have been adjusted based on FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The impact to diluted and basic earnings per share for the prior year quarter due to the adoption of this FSP was $0.01.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 2 — EARNINGS PER SHARE:
FASB No. 128, Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statement of Income. While the Company’s articles of incorporation provide the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.
Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Three Months Ended
	May 2,	May 3,
	2009	2008
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$18,813	$16,853
Earnings allocated to non-vested equity awards	(271)	(168)

Net earnings available to common stockholders	$18,542	$16,685

Basic weighted-average common shares outstanding	28,954,367	29,095,913

Basic earnings per share	$0.64	$0.57

Diluted earnings per share:
Net earnings	$18,813	$16,853
Earnings allocated to non-vested equity awards	(271)	(168)

Net earnings available to common stockholders	$18,542	$16,685

Basic weighted-average common shares outstanding	28,954,367	29,095,913
Dilutive effect of stock options	17,085	17,310

Diluted weighted avg. shares outstanding	28,971,452	29,113,223

Diluted earnings per share	$0.64	$0.57

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the three months ended May 2, 2009 and May 3, 2008 were $136,000 and $339,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 4 — FINANCING ARRANGEMENTS:
As of May 2, 2009, the Company had an unsecured revolving credit agreement of $35 million. Net of the Company’s standby letter of credit for payments to the current general liability and worker’s compensation insurance processor, the revolving credit agreement provided for borrowings of up to $34.3 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 2, 2009. There were no borrowings outstanding under this credit facility during the first three months ended May 2, 2009 or May 3, 2008, or the fiscal year ended January 31, 2009. Interest on any borrowings is based on LIBOR which was 0.41% at May 2, 2009.
At May 2, 2009 and May 3, 2008, the Company had approximately $4,045,000 and $4,968,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at May 2, 2009, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 2, 2009	Retail	Credit	Total
Revenues	$238,608	$2,419	$241,027
Depreciation	5,544	—	5,544
Interest and other income	(1,060)	—	(1,060)
Income before taxes	29,370	616	29,986
Total assets	384,459	74,376	458,835
Capital expenditures	3,533	—	3,533

Three Months Ended
May 3, 2008	Retail	Credit	Total
Revenues	$226,310	$2,518	$228,828
Depreciation	5,600	10	5,610
Interest and other income	(1,901)	—	(1,901)
Income before taxes	26,319	863	27,182
Total assets	357,696	70,310	428,006
Capital expenditures	5,647	—	5,647
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 5 — REPORTABLE SEGMENT INFORMATION (CONTINUED):
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 2,	May 3,
	2009	2008
Bad debt expense	$924	$767
Payroll	249	253
Postage	245	273
Other expenses	375	352

Total expenses	$1,793	$1,645

NOTE 6 — STOCK BASED COMPENSATION:
As of May 2, 2009, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2009	18,627	—	868,078	886,705
May 2, 2009	18,627	—	749,490	768,117
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following is a summary of the changes in stock options outstanding during the three months ended May 2, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at January 31, 2009	107,950	$12.72	4.07 years	$124,527
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	9,275

Outstanding at May 2, 2009	98,675	$12.90	3.92 years	$346,618
Vested and exercisable at May 2, 2009	87,425	$12.61	3.56 years	$332,333

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2008 or the first quarter of fiscal 2009.
As of May 2, 2009, there was approximately $38,876 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.34 years. The total intrinsic value of options exercised during the first quarter ended May 2, 2009 was approximately $72,646.
The Company recognized share-based compensation expense for nonvested options of $40,000 and $23,000 for the first quarter ended May 2, 2009 and May 3, 2008, respectively. These expenses are classified as a component of selling, general and administrative expenses.
SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended May 2, 2009 and May 3, 2008, the Company reported $26,000 and $13,000 of excess tax benefits as a financing cash inflow in addition to $279,000 and $261,000 in cash proceeds received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 2, 2009 and May 3, 2008, the Company sold 12,113 shares and 16,628 shares to employees at an average discount of $2.60 and $2.13 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $31,000 and $35,000 for the three months ended May 2, 2009 and May 3, 2008, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 2, 2009 and May 3, 2008, there was $4,703,272 and $6,721,625 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.7 years and 3.7 years, respectively. The total fair value of the shares recognized as compensation expense during the first quarter ended May 2, 2009 and May 3, 2008 was $329,000 and $438,000, respectively.
The following summary shows the changes in the shares of restricted stock outstanding during the three months ended May 2, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2009	439,921	$20.46
Granted	157,525	18.90
Vested	(55,247)	22.89
Forfeited or expired	(38,937)	20.43

Restricted stock awards at May 2, 2009	503,262	$19.76
NOTE 7 — INCOME TAXES:
For the quarter ended May 2, 2009, the Company’s effective tax rate was 37.3%. During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close which could result in a potential reduction of unrecognized tax benefits of up to $2.0 million.
NOTE 8 — FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Applicable provisions of SFAS 157 were adopted by the Company effective February 3, 2008. In February 2008, the FASB issued FASB Staff Position 157-2, Effective date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s adoption of FASB Staff Position 157-2 was immaterial.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of May 2, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investments	115,696	115,696	—	—
Other Assets	5,699	322	5,377	—
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investments	93,452	90,002	3,450	—
Other Assets	2,258	303	1,955	—
The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of May 2, 2009, the Company had $1.9 million invested in privately managed investment funds and $0.3 million of other miscellaneous equities which are reported within other noncurrent assets in the Consolidated Balance Sheets.
As of May 2, 2009, the Company held $75.6 million in variable rate demand notes (“VRDN”) and auction rate securities (“ARS”) issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from six to thirty-one years. The VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $75.6 million in VRDN and ARS, a single ARS of $3.5 million failed its last auction as of May 2, 2009. Due to the continuing failure of the remaining ARS at auction and because the issuer has yet to call the security, the Company has classified the failed ARS as a long-term investment in Other Assets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2009 AND MAY 3, 2008

NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
The Company classified the failed ARS security as a Level 2 item under SFAS 157 since it was not trading within ARS auctions and there is not an actively quoted market price for this security. Additionally, the Company valued the failed ARS investment at par using a number of market based inputs to estimate the fair value, including: (i) the underlying credit quality of the issuer and insurer and the probability of default of the issue; (ii) the Company’s experience and observations with ARS investments that were similar in many material aspects such as credit quality, yield, coupon or term to the remaining failed security; (iii) the present value of future principal and interest payments discounted at rates reflecting current market conditions, reflecting the Company’s determination that the effects on the ARS’ estimated fair value of the increased interest being paid by the non-auctioning bond, as offset by a liquidity/risk value reduction, would render the fair value materially the same as the carrying value (par); (iv) the timing of expected future cash flows; and (v) the likelihood of repurchase at par for the security.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS:
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities. EITF 03-6-1 requires that unvested share-based payments that contain nonforfeitable rights to dividends are participating securities and they shall be included in the computation of EPS pursuant to the two class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The impact to diluted and basic earnings per share for the prior year quarter due to the adoption of this FSP was $0.01.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FASP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 115-2, but does not expect it to have a material impact on the Company’s consolidated financial statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:
The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2009 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse economic and credit market conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 31, 2009 (fiscal 2008), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended
	May 2,	May 3,
	2009	2008
Total retail sales	100.0%	100.0%
Other income	1.3	1.3
Total revenues	101.3	101.3
Cost of goods sold	59.6	62.7
Selling, general and administrative	27.2	24.9
Depreciation	2.3	2.5
Interest and other income	(0.4)	(0.8)
Income before income taxes	12.6	12.1
Net income	7.9	7.5
Comparison of First Quarter of 2009 with 2008
Total retail sales for the first quarter were $238.1 million compared to last year’s first quarter sales of $225.8 million, a 5.4% increase. Same-store sales increased 3.0% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $241.0 million for the first quarter ended May 2, 2009 compared to $228.8

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
million for the first quarter ended May 3, 2008. The Company operated 1,285 stores at May 2, 2009 compared to 1,326 stores at the end of last year’s first quarter. In the first quarter of fiscal 2009, the Company opened 8 stores and closed 4 stores. The Company expects to open approximately 46 stores, relocate 2 stores and close approximately 39 stores in fiscal 2009.
Credit revenue of $2.4 million represented 1.0% of total revenues in the first quarter of fiscal 2009, compared to 2008 credit revenue of $2.5 million or 1.1% of total revenues. The slight reduction in actual credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.8 million in the first quarter of 2009 compared to last year’s first quarter expenses of $1.6 million. The increase in costs was principally due to an increase in bad debt expense.
Other income in total, as included in total revenues, was flat at $3.0 million for the first quarter of fiscal 2009 and the prior year’s comparable first quarter. Finance charges and late fee income remained lower and were offset by an increase in layaway charges.
Cost of goods sold was $141.9 million, or 59.6% of retail sales for the first quarter of fiscal 2009, compared to $141.6 million, or 62.7% of retail sales in the first quarter of fiscal 2008. The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of fiscal 2009 resulted primarily from lower markdowns and lower occupancy costs. The decrease in markdowns was primarily attributable to tight inventory management and higher sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 14.1% to $96.1 million for the first quarter of fiscal 2009 compared to $84.2 million in the first quarter of fiscal 2008. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $64.6 million, or 27.2% of retail sales for the first quarter of fiscal 2009, compared to $56.3 million, or 24.9% of retail sales in the first quarter of fiscal 2008. SG&A expenses as a percentage of retail sales increased 230 basis points

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
for the first quarter of fiscal 2009 as compared to the prior year primarily because of an increase in incentive based compensation expenses, legal reserves and closed store expenses. The overall dollar increase in SG&A expenses for the first quarter of fiscal 2009 resulted primarily from increased incentive based compensation expenses, payroll and legal reserve expenses.
Depreciation expense was $5.5 million, or 2.3% of retail sales for the first quarter of fiscal 2009, compared to $5.6 million, or 2.5% of retail sales in the first quarter of fiscal 2008.
Interest and other income decreased to $1.1 million, or 0.4% of retail sales for the first quarter of fiscal 2009, compared to $1.9 million, or 0.8% of retail sales for the first quarter of fiscal 2008 primarily due to lower interest rates.
Income tax expense was $11.2 million or 4.7% of retail sales for the first quarter of fiscal 2009, compared to $10.3 million, or 4.6% of retail sales for the first quarter of fiscal 2008. The first quarter increase resulted from higher pre-tax income offset by a lower effective tax rate. The effective income tax rate for the first quarter of fiscal 2009 was 37.3% compared to 38.0% for the first quarter of fiscal 2008.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2009 was $30.0 million as compared to $23.3 million in the first three months of fiscal 2008. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases. In addition, the Company maintains $35 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs. There were no outstanding borrowings on these facilities at May 2, 2009.
Cash provided by operating activities for the first three months of fiscal 2009 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $6.7 million for the first three months of fiscal 2009 as compared to the first three months of fiscal 2008 was primarily due to an increase in net income, accounts payable, accrued expenses and other liabilities, partially offset by higher inventory.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s dividends, share repurchases, other operating requirements and expected capital expenditures for fiscal 2009 and for the foreseeable future.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At May 2, 2009, the Company had working capital of $177.0 million compared to $156.5 million at May 3, 2008. Additionally, the Company had $2.3 million invested in privately managed investment funds at May 2, 2009, which are included in other assets on the Condensed Consolidated Balance Sheets.
At May 2, 2009, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $34.3 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 2, 2009. There were no borrowings outstanding under these credit facilities during the first quarter ended May 2, 2009 or the fiscal year ended January 31, 2009.
At May 2, 2009 and May 3, 2008, the Company had approximately $4.0 million and $5.0 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. In addition, the Company has a standby letter of credit for payments to the current general liability and workers’ compensation insurance processor.
Expenditures for property and equipment totaled $3.5 million in the first quarter of fiscal 2009, compared to $5.6 million in last year’s first fiscal quarter. The expenditures for the first three months of 2009 were primarily for the development of 8 new stores and additional investments in new technology. In fiscal 2009, the Company is planning to invest approximately $16.8 million for capital expenditures. This includes expenditures to open 46 new stores and relocate 2 stores.
Net cash used for investing activities totaled $25.7 million in the first quarter of fiscal 2009 compared to $1.9 million provided in the comparable period of 2008. The decrease was due primarily to decreased sales of short-term investments.
On May 20, 2009, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.
The Company’s Board of Director’s authorized an increase in the Company’s share repurchase program of 2,000,000 and 500,000 on August 30, 2007 and February 26, 2009, respectively. There is no specified expiration on any of these repurchase authorizations. At May 2, 2009, 695,942 shares remain available for repurchase in open authorizations. No shares were repurchased in the first three months of fiscal 2009.
The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At May 2, 2009, the Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 2, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 2, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 1. LEGAL PROCEEDINGS
     Not Applicable
ITEM 1A. RISK FACTORS
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2009. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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

PART II OTHER INFORMATION
THE CATO CORPORATION
ITEM 6. EXHIBITS (CONTINUED)

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

THE CATO CORPORATION

June 10, 2009	/s/ John P. D. Cato

Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 10, 2009	/s/ John R. Howe

Date	John R. Howe Executive Vice President Chief Financial Officer