Form 10-Q
period 2009-08-01
CATO CORP
filed 2009-09-09
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
Yes ☐       No   ☑
As of August 18, 2009, there were 27,809,350 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended August 1, 2009

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$225,369	$230,957	$463,423	$456,748
Other income (principally finance charges, late fees and layaway charges)	2,897	2,911	5,870	5,948

Total revenues	228,266	233,868	469,293	462,696

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	143,459	148,020	285,372	289,640
Selling, general and administrative (exclusive of depreciation shown below)	56,480	63,580	121,124	119,896
Depreciation	5,482	5,657	11,026	11,267
Interest and other income	(861)	(1,709)	(1,921)	(3,609)

	204,560	215,548	415,601	417,194

Income before income taxes	23,706	18,320	53,692	45,502
Income tax expense	7,048	6,229	18,220	16,558

Net income	$16,658	$12,091	$35,472	$28,944

Basic earnings per share	$0.57	$0.41	$1.21	$0.98

Diluted earnings per share	$0.56	$0.41	$1.20	$0.98

Dividends per share	$0.165	$0.165	$0.33	$0.33

Comprehensive income:
Net income	$16,658	$12,091	$35,472	$28,944
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax expense	56	(84)	30	(320)

Net comprehensive income	$16,714	$12,007	$35,502	$28,624

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1,	August 2,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$28,888	$45,371	$42,262
Short-term investments	145,427	98,875	93,452
Restricted cash	9,057	9,077	9,089
Accounts receivable, net of allowance for doubtful accounts of $3,301, $3,195 and $3,723 at August 1, 2009, August 2, 2008 and January 31, 2009, respectively	41,798	44,026	44,136
Merchandise inventories	93,807	96,864	112,290
Deferred income taxes	6,408	6,904	6,403
Prepaid expenses	7,875	7,880	7,737

Total Current Assets	333,260	308,997	315,369
Property and equipment – net	111,001	119,952	116,262
Other assets	7,324	4,482	3,722

Total Assets	$451,585	$433,431	$435,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,923	$83,899	$102,971
Accrued expenses	32,648	34,052	29,946
Accrued bonus and benefits	10,742	6,830	6,307
Accrued income taxes	20,817	18,433	11,506

Total Current Liabilities	141,130	143,214	150,730
Deferred income taxes	2,528	1,707	2,528
Other noncurrent liabilities (primarily deferred rent)	18,639	20,758	20,282
Commitments and contingencies	—	—	—
Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 36,471,549 shares, 36,281,440 shares, and 36,303,922 shares at August 1, 2009, August 2, 2008 and January 31, 2009, respectively	1,216	1,209	1,210
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares at August 1, 2009, August 2, 2008 and January 31, 2009	58	58	58
Additional paid-in capital	63,328	60,147	61,608
Retained earnings	380,101	359,323	354,333
Accumulated other comprehensive income	443	389	413

	445,146	421,126	417,622

Less Class A common stock in treasury, at cost (8,662,902 shares, 8,461,615 shares and 8,660,333 shares at August 1, 2009, August 2, 2008 and January 31, 2009, respectively)	(155,858)	(153,374)	(155,809)

Total Stockholders’ Equity	289,288	267,752	261,813

Total Liabilities and Stockholders’ Equity	$451,585	$433,431	$435,353

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	August 1,	August 2,
	2009	2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$35,472	$28,944

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,026	11,267
Provision for doubtful accounts	1,752	1,462
Share-based compensation	1,230	1,064
Excess tax benefits from share-based compensation	(72)	(41)
Loss on disposal of property and equipment	393	2,510
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	586	(206)
Merchandise inventories	18,483	21,815
Prepaid and other assets	(3,740)	(55)
Accrued income taxes	9,383	10,546
Accounts payable, accrued expenses and other liabilities	(20,548)	(18,246)

Net cash provided by operating activities	53,965	59,060

INVESTING ACTIVITIES
Expenditures for property and equipment	(6,170)	(10,540)
Purchases of short-term investments	(96,292)	(99,820)
Sales of short-term investments	44,347	84,395
Change in restricted cash	32	—

Net cash (used in) investing activities	(58,083)	(25,965)

FINANCING ACTIVITIES
Dividends paid	(9,723)	(9,710)
Purchase of treasury stock	(49)	—
Proceeds from employee stock purchase plan	200	233
Excess tax benefits from share-based compensation	72	41
Proceeds from stock options exercised	244	129

Net cash used in financing activities	(9,256)	(9,307)

Net increase (decrease) in cash and cash equivalents	(13,374)	23,788
Cash and cash equivalents at beginning of period	42,262	21,583

Cash and cash equivalents at end of period	$28,888	$45,371

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 1 – GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 1, 2009 and August 2, 2008 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.
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
On August 27, 2009, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.
Prior year basic and diluted weighted shares and earnings per share have been adjusted based on Financial Accounting Standards Board (FSAB) issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The impact to basic earnings per share for the prior year quarter and prior year to date due to the adoption of this FSP was $0.01. The impact to diluted earnings per share was $0.01 for the prior year to date. There was no impact to diluted earnings per share for the prior year quarter.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 2 – EARNINGS PER SHARE:
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

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$16,658	$12,091	$35,472	$28,944
Earnings allocated to non-vested equity awards	(244)	(167)	(516)	(346)

Net earnings available to common stockholders	$16,414	$11,924	$34,956	$28,598

Basic weighted-average common shares outstanding	29,039,565	29,113,017	28,997,030	29,104,465

Basic earnings per share	$0.57	$0.41	$1.21	$0.98

Diluted earnings per share:
Net earnings	$16,658	$12,091	$35,472	$28,944
Earnings allocated to non-vested equity awards	(244)	(167)	(516)	(346)

Net earnings available to common stockholders	$16,414	$11,924	$34,956	$28,598

Basic weighted-average common shares outstanding	29,039,565	29,113,017	28,997,030	29,104,465
Dilutive effect of stock options	21,964	17,142	18,393	15,946

Diluted weighted avg. shares outstanding	29,061,529	29,130,159	29,015,423	29,120,411

Diluted earnings per share	$0.56	$0.41	$1.20	$0.98

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the six months ended August 1, 2009 and August 2, 2008 were $9,435,000 and $6,938,000, respectively. The income tax payments for the six months ended August 1, 2009 include settlements of various states tax audits of $2,455,000.
NOTE 4 – FINANCING ARRANGEMENTS:
As of August 1, 2009, the Company had an unsecured revolving credit agreement of $35 million. Net of the Company’s standby letter of credit for payments to the current general liability and workers’ compensation insurance processor, the revolving credit agreement provided for borrowings of up to $33.3 million at August 1, 2009. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 1, 2009. There were no borrowings outstanding under this credit facility during the six months ended August 1, 2009 or August 2, 2008, respectively, or the fiscal year ended January 31, 2009. Interest on any borrowings is based on LIBOR, which was 0.28% at August 1, 2009.
At August 1, 2009 and August 2, 2008 the Company had approximately $8,301,000 and $4,771,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at August 1, 2009, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 1, 2009	Retail	Credit	Total	August 1, 2009	Retail	Credit	Total
Revenues	$225,932	$2,334	$228,266	Revenues	$464,541	$4,752	$469,293
Depreciation	5,476	6	5,482	Depreciation	11,010	16	11,026
Interest and other income	(861)	—	(861)	Interest and other income	(1,921)	—	(1,921)
Income before taxes	22,918	788	23,706	Income before taxes	52,288	1,404	53,692
Total assets	380,522	71,063	451,585	Total assets	380,522	71,063	451,585
Capital expenditures	2,631	—	2,631	Capital expenditures	6,164	—	6,164

Three Months Ended				Six Months Ended
August 2, 2008	Retail	Credit	Total	August 2, 2008	Retail	Credit	Total
Revenues	$231,401	$2,467	$233,868	Revenues	$457,710	$4,986	$462,696
Depreciation	5,646	11	5,657	Depreciation	11,246	21	11,267
Interest and other income	(1,709)	—	(1,709)	Interest and other income	(3,609)	—	(3,609)
Income before taxes	17,309	1,011	18,320	Income before taxes	43,628	1,874	45,502
Total assets	361,874	71,557	433,431	Total assets	361,874	71,557	433,431
Capital expenditures	4,893	—	4,893	Capital expenditures	10,540	—	10,540

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 1,
	2009	2008	2009	2008
Bad debt expense	$828	$696	$1,752	$1,462
Payroll	247	254	496	507
Postage	224	240	469	513
Other expenses	241	255	615	609

Total expenses	$1,540	$1,445	$3,332	$3,091

NOTE 6 – STOCK BASED COMPENSATION:
As of August 1, 2009, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2009	18,627	—	868,078	886,705
August 1, 2009	18,627	—	737,362	755,989
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):
The following is a summary of the changes in stock options outstanding during the six months ended August 1, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at January 31, 2009	107,950	$12.72	4.07 years	$124,257
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	23,225

Outstanding at August 1, 2009	84,725	$13.33	4.06 years	$347,642
Vested and exercisable at August 1, 2009	75,275	$13.07	3.83 years	$328,093

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
No options were granted in fiscal 2008 or in the first half of fiscal 2009.
As of August 1, 2009, there was approximately $21,200 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years. The total intrinsic value of options exercised during the second quarter and six months ended August 1, 2009 was approximately $125,014 and $192,023, respectively.
The Company recognized share-based compensation expense for nonvested options of $15,000 and $55,000 for the second quarter and six month period ended August 1, 2009, respectively, compared to $23,000 and $46,000 for the second quarter and six month period ending August 2, 2008, respectively. These expenses are classified as a component of selling, general and administrative expenses.
SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended August 1, 2009 and August 2, 2008, the Company reported $72,000 and $41,000 of excess tax benefits as a financing cash inflow, respectively. In addition, $244,000 and $200,000 in cash proceeds were received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 1, 2009 and August 2, 2008, the Company sold 13,686 and 18,158 shares to employees at an average discount of $2.57 and $2.15 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $35,000 and $39,000 for the six months ended August 1, 2009 and August 2, 2008, respectively.
In accordance with SFAS No. 123R, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 1, 2009 and August 2, 2008, there was $5,104,649 and $6,342,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.2 years and 3.45 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended August 1, 2009 was $757,000 and $1,087,000 compared to $514,000 and $950,000 for the second quarter and six months ended August 2, 2008.
The following summary shows the changes in the shares of restricted stock outstanding during the six months ended August 1, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2009	439,921	$20.46
Granted	157,525	18.90
Vested	(58,283)	22.52
Forfeited	(39,437)	20.38

Restricted stock awards at August 1, 2009	499,726	19.73
NOTE 7 – INCOME TAXES:
The Company’s effective tax rate for the second quarter 2009 was 29.7% compared to 37.3% for the first quarter of 2009. The decrease in the quarterly effective tax rate was primarily attributable to the settlement of various state tax audits. During the second quarter 2009, unrecognized tax benefits decreased $1.7 million from $10.1 million at May 2, 2009 to $8.4 million at August 1, 2009. During the next 12 months, various taxing authorities’ statues of limitations are expected to expire which could result in a potential further reduction of unrecognized tax benefits. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 8 – FAIR VALUE MEASUREMENTS:
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
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of August 1, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investments	$145,427	$145,427	$—	$—
Other Assets	5,817	393	1,974	3,450
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investments	$93,452	$90,002	$3,450	$—
Other Assets	2,258	303	1,955	—
The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental debt securities held in managed funds. These securities with the exception of a single ARS are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of August 1, 2009, the Company had $2.0 million invested in privately managed investment funds and $0.4 million of other miscellaneous equities which are reported within other noncurrent assets in the Consolidated Balance Sheets.
As of August 1, 2009, the Company held $102.5 million in variable rate demand notes (“VRDN”) and an auction rate security (“ARS”) issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from six to thirty-five years. The VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $102.5 million in VRDN and ARS, a single ARS of $3.5 million failed its last auction as of July 23, 2009. Due to the continuing failure of the ARS at auction and because the issuer has yet to call the security, the Company has classified the failed ARS as a long-term investment in Other Assets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):
The Company’s auction rate security was measured at fair value using Level 3 inputs under SFAS 157. Because there is no active market for the Company’s auction rate security, its fair value was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this investment, the Company also considered the financial condition and near-term prospects of the issuer, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.
The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first six months of fiscal 2009:

(in thousands)	Fair Value
Balance at January 31, 2009	$—
Transfer into Level 3	3,450

Balance at August 1, 2009	$3,450

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 requires that unvested share-based payments that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of EPS pursuant to the two class method. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The impact to basic earnings per share for the prior year quarter and prior year to date due to the adoption of this FSP was $0.01. The impact to diluted earnings per share was $0.01 for the prior year to date. There was no impact to earnings per share for the prior year quarter.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):
effective for interim and annual periods ending after June 15, 2009. The impact of the Company’s adoption of FSP 157-4 was immaterial.
In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The impact of the Company’s adoption of FSP 115-2 was immaterial.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards for disclosure of and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of SFAS No. 165 on August 2, 2009 did not have a material effect on the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 1, 2009 up through September 9, 2009, the date we issued these Condensed Consolidated Financial Statements. We did not have any material recognizable or nonrecognizable subsequent events during this period.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:
The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for group health insurance, reserves for inventory markdowns, calculation of asset impairment, inventory shrinkage accrual and reserves for uncertain tax positions.
The Company’s critical accounting policies and estimates are discussed with the Audit Committee.
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.3	1.3	1.3	1.3
Total revenues	101.3	101.3	101.3	101.3
Cost of goods sold	63.7	64.1	61.6	63.4
Selling, general and administrative	25.1	27.5	26.1	26.2
Depreciation	2.4	2.5	2.4	2.5
Interest and other income	(0.4)	(0.7)	(0.4)	(0.8)
Income before income taxes	10.5	7.9	11.6	10.0
Net income	7.4	5.2	7.7	6.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):
Comparison of Second Quarter and First Six Months of 2009 with 2008.
Total retail sales for the second quarter were $225.4 million compared to last year’s second quarter sales of $231.0 million, a 2% decrease. Same-store sales decreased 3% in the second quarter of fiscal 2009. For the six months ended August 1, 2009, total retail sales were $463.4 million compared to last year’s first six months sales of $456.7 million, and same-store sales remained flat for the comparable six month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $228.3 million and $469.3 million for the second quarter and six months ended August 1, 2009, respectively, compared to $233.9 million and $462.7 million for the second quarter and six months ended August 2, 2008, respectively. The Company operated 1,285 stores at August 1, 2009 compared to 1,287 stores at the end of last year’s second quarter. For the first six months of 2009 the Company opened 12 stores and closed 8 stores. The Company expects to open approximately 46 stores, relocate 2 stores and close approximately 42 stores in fiscal 2009.
Credit revenue of $2.3 million represented 1.0% of total revenues in the second quarter of 2009, compared to 2008 credit revenue of $2.5 million or 1.1% of total revenues. The slight reduction in credit revenue was due to lower finance charge and late fee income from lower sales under the Company’s proprietary credit card, partially offset by improved collections compared to the prior year. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.5 million in the second quarter of 2009, $0.1 million higher compared to last year’s second quarter expenses of $1.4 million. Bad debt expense was higher compared to the second quarter and first six months of 2008, partially offset by lower administrative expenses.
Other income in total, as included in total revenues was $2.9 million and $5.9 million for the second quarter and first six months of fiscal 2009, flat compared to the prior year’s comparable three and six month periods.
Cost of goods sold was $143.5 million, or 63.7% of retail sales and $285.4 million or 61.6% of retail sales for the second quarter and first six months of fiscal 2009, compared to $148.0 million, or 64.1% of retail sales and $289.6 million, or 63.4% of retail sales for the prior year’s comparable three and six month period, respectively. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2009 resulted primarily from lower markdowns and freight charges. The decrease in markdowns was primarily attributable to tight inventory management and higher sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):
Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) decreased by 1.2% to $81.9 million for the second quarter of fiscal 2009 and increased by 6.6% to $178.1 million for the first six months of fiscal 2009, compared to $82.9 million and $167.1 million for the prior year’s comparable three and six month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $56.5 million, or 25.1% of retail sales and $121.1 million, or 26.1% of retail sales for the second quarter and first six months of fiscal 2009, compared to $63.6 million, or 27.5% of retail sales and $119.9 million, or 26.2% of retail sales for the prior year’s comparable three and six month period, respectively. SG&A expenses as a percentage of retail sales decreased 240 basis points for the second quarter of fiscal 2009 as compared to the prior year and decreased 10 basis points for the first six months of fiscal 2009 as compared to the prior year. The decrease in SG&A expenses as a percentage of retail sales and the overall dollar decrease for the second quarter of fiscal 2009 was primarily attributable to a decrease in worker’s compensation and group health insurance expenses and the closure of underperforming stores from the second quarter of fiscal 2008. The overall dollar increase in SG&A expenses for the first six months of fiscal 2009 resulted primarily from increased incentive based compensation expenses, payroll and legal reserve expenses offset by a reduction in worker’s compensation and group health care expenses and the closure of underperforming stores from the second quarter of fiscal 2008.
Depreciation expense was $5.5 million, or 2.4% of retail sales and $11.0 million or 2.4% of retail sales, for the second quarter and first six months of fiscal 2009, compared to $5.7 million, or 2.5% of retail sales and $11.3 million, or 2.5% of retail sales, for prior year’s comparable three and six month periods, respectively.
Interest and other income was $0.9 million, or 0.4% of retail sales and $1.9 million, or 0.4% of retail sales for the second quarter and first six months of fiscal 2009, compared to $1.7 million, or 0.7% of retail sales and $3.6 million, or 0.8% of retail sales, for the prior year’s comparable three and six month periods, respectively. The decrease in fiscal 2009 resulted primarily from lower interest rates.
Income tax expense was $7.0 million, or 3.1% of retail sales and $18.2 million, or 3.9% of retail sales, for the second quarter and first six months of fiscal 2009, compared to $6.2 million, or 2.7% of retail sales and $16.6 million, or 3.6% of retail sales, for the prior year’s comparable three and six month periods. The slight overall dollar increase for the second quarter resulted from higher pre- tax income offset by a lower tax rate due to the settlements of various state tax audits. The effective income tax rate for the second quarter of fiscal 2009 was 29.7% compared to 34.0% for the second

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):
quarter of 2008. The increase in dollars for the six month period resulted from higher pre-tax income offset by a lower effective tax rate due to the settlements of various state tax audits. The effective income tax rate for the first six months of fiscal 2009 was 33.9% compared to 36.4% for the six months of fiscal 2008.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2009 was $54.0 million as compared to $59.1 million in the first six months of fiscal 2008. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases. In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 1, 2009 and borrowing capacity under the facility was $33.3 million, net of related standby letter of credit obligations.
Cash provided by operating activities for the first six months of fiscal 2009 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $5.1 million for the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was primarily due to a decrease in inventories, accrued income taxes and losses on disposal of property and equipment due to store closures, partially offset by an increase in net income in fiscal 2009.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s dividends, share repurchases and other operating requirements and expected capital expenditures for fiscal 2009 and for the foreseeable future.
At August 1, 2009, the Company had working capital of $192.1 million compared to $165.8 million at August 2, 2008. Additionally, the Company had $2.4 million and $2.2 million invested in privately managed investment funds at August 1, 2009 and August 2, 2008, respectively, which are included in other assets on the Condensed Consolidated Balance Sheets.
At August 1, 2009, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $33.3 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 1, 2009. There were no borrowings outstanding under this credit facility during the first six months ended August 1, 2009 or the fiscal year ended January 31, 2009.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
At August 1, 2009 and August 2, 2008, the Company had approximately $8.3 million and $4.8 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. In addition, the Company has a standby letter of credit in the amount of approximately $1.7 million at August 1, 2009 for payments to the current general liability and workers’ compensation insurance processor.
Expenditures for property and equipment totaled $6.2 million in the first six months of fiscal 2009, compared to $10.5 million in last year’s first six months. The expenditures for the first six months of 2009 were primarily for the development of 12 new stores and additional investments in new technology. For the full fiscal 2009 year, the Company is planning to invest approximately $16.1 million for capital expenditures. This includes expenditures to open 46 new stores and relocate 2 stores.
Net cash used in investing activities totaled $58.1 million in the first six months of fiscal 2009 compared to $26.0 million used in the comparable period of 2008. The increase was due primarily to the decrease in sales of short-term investments.
On August 27, 2009, the Board of Directors maintained the quarterly dividend at $.165 per share, or an annualized rate of $.66 per share.
The Company’s Board of Director’s authorized an increase in the Company’s share repurchase program of 2,000,000 and 500,000 on August 30, 2007 and February 26, 2009, respectively. There is no specified expiration on any of these repurchase authorizations. For the six months ended August 1, 2009, the Company has repurchased 2,569 shares at a cost of $49,000. At August 1, 2009, 693,373 shares remain available for repurchase in open authorizations.
The Company does not use derivative financial instruments.
At August 1, 2009, the Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental securities held in managed funds. These securities with the exception of the single ARS are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 1, 2009. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 1, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table summarizes the Company’s purchases of its common stock for the three months ended August 1, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	Of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	The Plans or Programs (2)
May 2009	2,569	$19.00	48,811
June 2009	—	—	—
July 2009	—	—	—

Total	2,569	$19.00	48,811	693,373 shares

(1)	Prices include trading costs.

(2)
The Company’s Board of Directors authorized an increase in the share repurchase program of 2,000,000 shares and 500,000 shares on August 30, 2007 and February 26, 2009, respectively. At the second quarter ending August 1, 2009, the Company had 693,373 million shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

PART II OTHER INFORMATION (CONTINUED)
THE CATO CORPORATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Following are the results of the matters voted upon and approved at the Company’s Annual Meeting which was held on May 20, 2009.
Election of Directors:

			Voting Power
	For	Withheld	For	Withheld
Mr. John P. D. Cato	26,673,892	771,877	42,365,617	771,877
Mr. Bailey W. Patrick	26,992,993	452,776	42,684,718	452,776
Mr. Thomas E. Meckley	26,994,190	451,579	42,685,915	451,579
Ratification of Independent Auditor:

			Voting Power
For	Against	Abstain	For	Against	Abstain
27,185,835	235,759	24,175	42,877,560	235,759	24,175
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS

Exhibit No.	Item
3.1	Registrant’s Restated Certificate of Incorporation dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

PART II OTHER INFORMATION
THE CATO CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

September 9, 2009	/s/ John P. D. Cato

Date	John P. D. Cato Chairman, President and Chief Executive Officer

September 9, 2009	/s/ John R. Howe

Date	John R. Howe Executive Vice President Chief Financial Officer