Form 10-Q
period 2009-10-31
CATO CORP
filed 2009-12-09
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Yes ☐      No ☑
As of November 17, 2009, there were 27,841,183 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended October 31, 2009

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Dollars in thousands, except per share data)
REVENUES
Retail sales	$190,966	$179,838	$654,389	$636,585
Other income (principally finance charges, late fees and layaway charges)	2,854	2,947	8,724	8,895

Total revenues	193,820	182,785	663,113	645,480

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	124,545	127,172	409,917	416,811
Selling, general and administrative (exclusive of depreciation shown below)	60,519	50,908	181,643	170,804
Depreciation	5,441	5,614	16,467	16,881
Interest and other income	(957)	(2,183)	(2,878)	(5,792)

	189,548	181,511	605,149	598,704

Income before income taxes	4,272	1,274	57,964	46,776
Income tax expense	1,289	451	19,509	17,009

Net income	$2,983	$823	$38,455	$29,767

Basic earnings per share	$0.10	$0.03	$1.31	$1.01

Diluted earnings per share	$0.10	$0.03	$1.31	$1.01

Dividends per share	$.165	$.165	$.495	$.495

Comprehensive income:
Net income	$2,983	$823	$38,455	$29,767
Unrealized (losses) on available-for-sale securities, net of deferred income tax expense	(68)	(208)	(38)	(528)

Net comprehensive income	$2,915	$615	$38,417	$29,239

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	November 1,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,636	$35,959	$42,262
Short-term investments	147,528	90,878	93,452
Restricted cash	2,647	8,991	9,089
Accounts receivable, net of allowance for doubtful accounts of $3,308, $3,633 and $3,723 at October 31, 2009, November 1, 2008 and January 31, 2009, respectively	40,472	43,267	44,136
Merchandise inventories	101,139	110,282	112,290
Deferred income taxes	6,446	7,024	6,403
Prepaid expenses	4,758	7,660	7,737

Total Current Assets	335,626	304,061	315,369
Property and equipment — net	108,572	120,859	116,262
Other assets	7,341	4,317	3,722

Total Assets	$451,539	$429,237	$435,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,180	$89,595	$102,971
Accrued expenses	35,683	35,343	29,946
Accrued bonus and benefits	16,486	5,265	6,307
Accrued income taxes	13,150	14,320	11,506

Total Current Liabilities	142,499	144,523	150,730
Deferred income taxes	2,528	1,707	2,528
Other noncurrent liabilities (primarily deferred rent)	18,161	21,064	20,282

Commitments and contingencies	—	—	—

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; issued 27,841,180 shares, 36,304,025 shares, and 36,303,922 shares at October 31, 2009, November 1, 2008 and January 31, 2009, respectively	928	1,210	1,210
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; issued 1,743,525 shares at October 31, 2009, November 1, 2008 and January 31, 2009, respectively	58	58	58
Additional paid-in capital	64,343	61,025	61,608
Retained earnings	222,647	355,276	354,333
Accumulated other comprehensive income	375	182	413

	288,351	417,751	417,622
Less Class A common stock in treasury, at cost (-0- shares, 8,660,233 shares and 8,660,333 shares at October 31, 2009, November 1, 2008 and January 31, 2009, respectively)	—	(155,808)	(155,809)

Total Stockholders’ Equity	288,351	261,943	261,813

Total Liabilities and Stockholders’ Equity	$451,539	$429,237	$435,353

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,	November 1,
	2009	2008
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$38,455	$29,767

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,467	16,881
Provision for doubtful accounts	2,621	2,689
Share-based compensation	1,775	1,654
Excess tax benefits from share-based compensation	(148)	(65)
Loss on disposal of property and equipment	599	2,819
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	1,043	(674)
Merchandise inventories	11,151	8,397
Prepaid and other assets	(640)	330
Accrued income taxes	1,792	6,457
Accounts payable, accrued expenses and other liabilities	(11,996)	(12,518)

Net cash provided by operating activities	61,119	55,737

INVESTING ACTIVITIES
Expenditures for property and equipment	(9,376)	(17,370)
Purchases of short-term investments	(112,721)	(121,616)
Sales of short-term investments	58,563	113,945
Change in restricted cash	6,442	—

Net cash used in investing activities	(57,092)	(25,041)

FINANCING ACTIVITIES
Dividends paid	(14,600)	(14,579)
Purchases of treasury stock	(49)	(2,434)
Proceeds from employee stock purchase plan	389	411
Excess tax benefits from share-based compensation	148	65
Proceeds from stock options exercised	459	217

Net cash used in financing activities	(13,653)	(16,320)

Net increase (decrease) in cash and cash equivalents	(9,626)	14,376
Cash and cash equivalents at beginning of period	42,262	21,583

Cash and cash equivalents at end of period	$32,636	$35,959

See notes to condensed consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 1 — GENERAL:
The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 31, 2009 and November 1, 2008 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.
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
On December 3, 2009, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.
Prior year basic and diluted weighted average shares and earnings per share have been adjusted based on guidance issued in June 2008 that states that unvested share-based payment awards that contain nonforteitable rights to dividends or dividend equivalents whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. This guidance was effective for all periods in fiscal years beginning after December 15, 2008. The impact to basic earnings per share for the prior year quarter was unchanged while the prior year to date was $0.01. The impact to diluted earnings per share was $0.01 for the prior year to date. There was no impact to diluted earnings per share for the prior year quarter.
In September 2009, the Company retired all of its treasury stock shares. The excess of the price over par value of common stock of approximately $155.6 million was charged to retained earnings upon the retirement of the treasury stock.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 2 — EARNINGS PER SHARE:
U.S. GAAP requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statements of Income. While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.
Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 2 — EARNINGS PER SHARE (CONTINUED):

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$2,983	$823	$38,455	$29,767
Earnings allocated to non-vested equity awards	(36)	0	(553)	(369)

Net earnings available to common stockholders	$2,947	$823	$37,902	$29,398

Basic weighted-average common shares outstanding	29,062,994	29,108,180	29,019,302	29,105,326

Basic earnings per share	$0.10	$0.03	$1.31	$1.01

Diluted earnings per share:
Net earnings	$2,983	$823	$38,455	$29,767
Earnings allocated to non-vested equity awards	(36)	0	(553)	(369)

Net earnings available to common stockholders	$2,947	$823	$37,902	$29,398

Basic weighted-average common shares outstanding	29,062,994	29,108,180	29,019,302	29,105,326
Dilutive effect of stock options	20,622	16,783	17,891	15,000

Diluted weighted avg. shares outstanding	29,083,616	29,124,963	29,037,193	29,120,326

Diluted earnings per share	$0.10	$0.03	$1.31	$1.01

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments, net of refunds received, for the nine months ended October 31, 2009 and November 1, 2008 were $18,078,000 and $10,345,000, respectively.
NOTE 4 — FINANCING ARRANGEMENTS:
As of October 31, 2009, the Company had an unsecured revolving credit agreement of $35 million. Net of the Company’s standby letter of credit for payments to the current general liability and workers’ compensation insurance processor, the revolving credit agreement provided for borrowings of up to $33.3 million at October 31, 2009. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 31, 2009. There were no borrowings outstanding under this credit facility during the nine months ended October 31, 2009 or November 1, 2008, respectively, or the fiscal year ended January 31, 2009. Interest on any borrowings is based on LIBOR, which was 0.24% at October 31, 2009.
At October 31, 2009 and November 1, 2008 the Company had approximately $8,427,000 and $5,921,000, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 5 — REPORTABLE SEGMENT INFORMATION:
The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at October 31, 2009, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.
The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 31, 2009	Retail	Credit	Total	October 31, 2009	Retail	Credit	Total

Revenues	$191,494	$2,326	$193,820	Revenues	$656,035	$7,078	$663,113
Depreciation	5,435	6	5,441	Depreciation	16,444	23	16,467
Interest and other income	(957)	—	(957)	Interest and other income	(2,878)	—	(2,878)
Income before taxes	3,524	748	4,272	Income before taxes	55,812	2,152	57,964
Total assets	379,719	71,820	451,539	Total assets	379,719	71,820	451,539
Capital expenditures	3,215	3	3,218	Capital expenditures	9,373	3	9,376

Three Months Ended				Nine Months Ended
November 1, 2008	Retail	Credit	Total	November 1, 2008	Retail	Credit	Total

Revenues	$180,213	$2,572	$182,785	Revenues	$637,923	$7,557	$645,480
Depreciation	5,604	10	5,614	Depreciation	16,850	31	16,881
Interest and other income	(2,183)	—	(2,183)	Interest and other income	(5,792)	—	(5,792)
Income before taxes	726	548	1,274	Income before taxes	44,354	2,422	46,776
Total assets	356,555	72,682	429,237	Total assets	356,555	72,682	429,237
Capital expenditures	6,830	—	6,830	Capital expenditures	17,370	—	17,370
The Company evaluates performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.
The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Bad debt expense	$869	$1,227	$2,621	$2,689
Payroll	237	249	733	756
Postage	217	237	686	750
Other expenses	249	301	863	909

Total expenses	$1,572	$2,014	$4,903	$5,104

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 6 — STOCK BASED COMPENSATION:
As of October 31, 2009, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees. The 1999 Plan has expired as to the ability to grant new awards.
The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2009	18,627	—	868,078	886,705
October 31, 2009	18,627	—	736,662	755,289
Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.
The following is a summary of the changes in stock options outstanding during the nine months ended October 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at January 31, 2009	107,950	$12.72	4.07 years	$124,257
Granted	—	—	—	—
Forfeited or expired	—
Exercised	43,000

Outstanding at October 31, 2009	64,950	$14.08	4.27 years	$369,695
Vested and exercisable at October 31, 2009	63,750	$13.99	4.26 years	$368,465

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
No options were granted in the first nine months of fiscal 2009 or in fiscal 2008.
As of October 31, 2009, there was approximately $10,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.27 years. The total intrinsic value of options exercised during the third quarter and nine months ended October 31, 2009 was approximately $212,000 and $404,000, respectively.
The Company recognized share-based compensation expense for nonvested options of $12,000 and $66,000 for the third quarter and nine month period ended October 31, 2009, respectively, compared to $23,000 and $69,000 for the third quarter and nine month period ending November 1, 2008, respectively. These expenses are classified as a component of selling, general and administrative expenses.
U.S. GAAP requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended October 31, 2009 and November 1, 2008, the Company reported $148,000 and $65,000 of excess tax benefits as a financing cash inflow, respectively. In addition, $459,000 and $389,000 in cash proceeds were received from the exercise of stock options and Employee Stock Purchase Plan purchases, respectively, during the nine months ended October 31, 2009 and November 1, 2008.
The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 31, 2009 and November 1, 2008, the Company sold 25,744 and 31,132 shares to employees at an average discount of $2.67 and $2.26 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $69,000 and $70,000 for the nine months ended October 31, 2009 and November 1, 2008, respectively. These expenses are classified as a component of selling, general and administrative expenses.
In accordance with U.S. GAAP, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 31, 2009 and November 1, 2008, there was $6,562,000 and $5,860,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.5 years and 3.17 years, respectively. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended October 31, 2009 was $501,000 and $1,641,000 compared to $511,000 and $1,447,000 for the third quarter and nine months ended November 1, 2008. These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 6 — STOCK BASED COMPENSATION (CONTINUED):
The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended October 31, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2009	439,921	$20.46
Granted	158,225	18.91
Vested	(59,801)	22.34
Forfeited	(39,437)	20.38

Restricted stock awards at October 31, 2009	498,908	19.75
NOTE 7 — INCOME TAXES:
The Company’s effective tax rate for the third quarter of 2009 was 30.2% compared to 29.7% for the second quarter of 2009. During the next 12 months, various taxing authorities’ statutes of limitations are expected to expire which could result in a potential reduction of unrecognized tax benefits. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not currently estimable.
NOTE 8 — FAIR VALUE MEASUREMENTS:
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of October 31, 2009 in accordance with U.S. GAAP.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$147,528	$147,528	$—	$—
Other assets	5,834	404	1,980	3,450

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$93,452	$90,002	$3,450	$—
Other assets	2,258	303	1,955	—
The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”) and governmental debt securities held in managed funds. These securities with the exception of a single auction rate security (“ARS”) are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of October 31, 2009, the Company had $2.0 million invested in privately managed investment funds and $0.4 million of other miscellaneous equities which are reported within other assets in the Consolidated Balance Sheets.
As of October 31, 2009, the Company held $104.2 million in general obligation and revenue bonds, VRDN and ARS issued by tax exempt municipal authorities and agencies and rated A or better. The underlying securities have contractual maturities which generally range from four months to thirty-one years. The bonds, VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $104.2 million in bonds, VRDN and ARS, a single ARS of $3.5 million failed its last auction as of October 1, 2009. Due to the continuing failure of the ARS at auction and because the issuer has yet to call the security, the Company has classified the failed ARS as a long-term investment in Other assets.
The Company’s failed ARS was measured at fair value using Level 3 inputs. Because there is no active market for the Company’s ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 8 — FAIR VALUE MEASUREMENTS (CONTINUED):
The following table summarizes the change in the fair value of the Company’s ARS measured using Level 3 inputs during the first nine months of fiscal 2009:

(in thousands)	Fair Value
Balance at January 31, 2009	$—
Transfer into Level 3	3,450

Balance at October 31, 2009	$3,450

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS:
Prior year basic and diluted weighted average shares and earnings per share have been adjusted based on guidance issued in June 2008 that states that unvested share-based payment awards that contain nonforteitable rights to dividends or dividend equivalents whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. This guidance was effective for all periods in fiscal years beginning after December 15, 2008. The impact to basic earnings per share for the prior year quarter was unchanged while the prior year to date was $0.01. The impact to diluted earnings per share was $0.01 for the prior year to date. There was no impact to diluted earnings per share for the prior year quarter.
In April 2009, additional guidance was issued on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009 and the impact to the Company was immaterial.
In April 2009, guidance was issued that amends previous other-than-temporary impairment guidance that was intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance is effective for interim and annual periods ending after June 15, 2009. The impact to the Company was immaterial.
In May 2009, guidance was issued which establishes general standards for disclosure of and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company’s adoption on August 2, 2009 did not have a material effect on the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after October 31, 2009 up through December 9, 2009, the date we issued these Condensed Consolidated Financial Statements. We did not have any material recognizable or nonrecognizable subsequent events during this period.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):
Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s accounting policies were not affected by the conversion to ASC.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:
The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for group health insurance, reserves for inventory markdowns, calculation of asset impairment, inventory shrinkage reserve and reserves for uncertain tax positions.
The Company’s critical accounting policies and estimates are discussed with the Audit Committee.
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company’s unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.5	1.6	1.3	1.4
Total revenues	101.5	101.6	101.3	101.4
Cost of goods sold	65.2	70.7	62.6	65.5
Selling, general and administrative	31.7	28.3	27.7	26.8
Depreciation	2.9	3.1	2.5	2.7
Interest and other income	(0.5)	(1.2)	(0.4)	(0.9)
Income before income taxes	2.2	0.7	8.9	7.3
Net income	1.5	0.5	5.9	4.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Comparison of Third Quarter and First Nine Months of 2009 with 2008.
Total retail sales for the third quarter were $191.0 million compared to last year’s third quarter sales of $179.8 million, a 6.2% increase. Same-store sales increased 4.0% in the third quarter of fiscal 2009. For the nine months ended October 31, 2009, total retail sales were $654.4 million compared to last year’s first nine months sales of $636.6 million, a 2.8% increase, and same-store sales increased 1.0% for the comparable nine month period. Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $193.8 million and $663.1 million for the third quarter and nine months ended October 31, 2009, respectively, compared to $182.8 million and $645.5 million for the third quarter and nine months ended November 1, 2008, respectively. The Company operated 1,291 stores at October 31, 2009 compared to 1,305 stores at the end of last year’s third quarter. For the first nine months of 2009 the Company opened 26 new stores, relocated one store and closed 16 stores. The Company expects to open approximately 36 stores, relocate one store and close approximately 45 stores in fiscal 2009.
Credit revenue of $2.3 million represented 1.2% of total revenues in the third quarter of 2009, compared to 2008 credit revenue of $2.6 million or 1.4% of total revenues. Credit revenue decreased for the comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.6 million in the third quarter of 2009, compared to last year’s third quarter expenses of $2.0 million. The decrease was primarily due to lower bad debt expense as well as slightly reduced administrative expenses compared to the third quarter of 2008.
Other income in total, as included in total revenues, was $2.9 million and $8.7 million for the third quarter and first nine months of fiscal 2009, compared to $2.9 million and $8.9 million for the prior year’s comparable three and nine months periods, respectively. The slight overall decrease resulted primarily from lower finance charges partially offset by an increase in layaway charges.
Cost of goods sold was $124.5 million, or 65.2% of retail sales and $409.9 million or 62.6% of retail sales for the third quarter and first nine months of fiscal 2009, respectively, compared to $127.2 million, or 70.7% of retail sales and $416.8 million, or 65.5% of retail sales for the prior year’s comparable three and nine month periods, respectively. The overall decrease in cost of goods sold as a percent of retail sales for the third quarter and nine months of 2009 resulted primarily from lower markdowns, freight charges and occupancy costs. The decrease in markdowns was primarily attributable to tight inventory management and higher sell-throughs of regular priced merchandise. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs,

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold) increased by 26.0% to $66.4 million in the third quarter and increased by 11.2% to $244.5 million in the first nine months of fiscal 2009 compared to $52.7 million and $219.8 million for the prior year’s comparable three and nine month periods, respectively. Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts. SG&A expenses were $60.5 million, or 31.7% of retail sales and $181.6 million, or 27.7% of retail sales for the third quarter and first nine months of fiscal 2009, respectively, compared to $50.9 million, or 28.3% of retail sales and $170.8 million, or 26.8% of retail sales for the prior year’s comparable three and nine months periods, respectively. SG&A expenses as a percentage of retail sales increased 340 basis points for the third quarter of fiscal 2009 as compared to the prior year and increased 90 basis points for the first nine months of fiscal 2009, as compared to the prior year. The increase in SG&A expenses as a percentage of retail sales and the overall dollar increase for the third quarter of fiscal 2009 was primarily attributable to increased group health insurance expenses, payroll costs and incentive based compensation expenses. For the first nine months of fiscal 2009, the increase in SG&A expenses as a percentage of retail sales and the overall dollar increase in SG&A expense resulted primarily from increased incentive based compensation expenses, payroll and legal reserve expenses partially offset by a reduction in workers’ compensation expense and the closure of underperforming stores from the second quarter of 2008.
Depreciation expense was $5.4 million, or 2.9% of retail sales and $16.5 million or 2.5% of retail sales, for the third quarter and first nine months of fiscal 2009, respectively, compared to $5.6 million, or 3.1% of retail sales and $16.9 million, or 2.7% of retail sales, for the prior year’s comparable three and nine month periods, respectively.
Interest and other income was $1.0 million, or 0.5% of retail sales and $2.9 million, or 0.4% of retail sales for the third quarter and first nine months of fiscal 2009, respectively, compared to $2.2 million, or 1.2% of retail sales and $5.8 million, or 0.9% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The decrease in fiscal 2009 resulted primarily from lower interest rates.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS — (CONTINUED):
Income tax expense was $1.3 million, or 0.7% of retail sales and $19.5 million, or 3.0% of retail sales, for the third quarter and first nine months of fiscal 2009, respectively, compared to $0.5 million, or 0.3% of retail sales and $17.0 million, or 2.7% of retail sales, for the prior year’s comparable three and nine month periods, respectively. The increase for the third quarter and nine month period resulted from higher pre-tax income partially offset by a lower effective tax rate primarily due to the settlement of various state tax audits. The effective tax rate for the third quarter of fiscal 2009 was 30.2% compared to 35.4% for the third quarter of 2008. The effective income tax rate for the first nine months of fiscal 2009 was 33.7% compared to 36.4% for the nine months of fiscal 2008.
LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:
The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2009 was $61.1 million as compared to $55.7 million in the first nine months of fiscal 2008. These amounts enable the Company to fund its regular operating needs, capital expenditure program and cash dividend payments. In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 31, 2009 and borrowing capacity under the facility was $33.3 million, net of standby letter of credit obligations.
Cash provided by operating activities for the first nine months of fiscal 2009 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $5.4 million for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was primarily due to an increase in net income and a change in inventories partially offset by a decrease in losses on disposal of property and equipment due to store closures and a change in accrued income taxes.
The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s dividends, other operating requirements and expected capital expenditures for fiscal 2009 and for the foreseeable future.
At October 31, 2009, the Company had working capital of $193.1 million compared to $159.5 million at November 1, 2008. Additionally, the Company had $2.4 million and $2.2 million invested in privately managed investment funds and other miscellaneous equities at October 31, 2009 and November 1, 2008, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.
At October 31, 2009, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $33.3 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 31, 2009.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):
There were no borrowings outstanding under the credit facility during the first nine months ended October 31, 2009 or the fiscal year ended January 31, 2009.
At October 31, 2009 and November 1, 2008, the Company had approximately $8.4 million and $5.9 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. In addition, the Company has a standby letter of credit in the amount of approximately $1.7 million at October 31, 2009 for payments to the current general liability and workers’ compensation insurance processor.
Expenditures for property and equipment totaled $9.4 million in the first nine months of fiscal 2009, compared to $17.4 million in last year’s first nine months. The expenditures for the first nine months of 2009 were primarily for the development of 26 new stores and additional investments in new technology. For the full fiscal 2009 year, the Company expects to invest approximately $12.8 million for capital expenditures. This includes expenditures to open 36 new stores and relocate one store.
Net cash used in investing activities totaled $57.1 million in the first nine months of fiscal 2009 compared to $25.0 million used in the comparable period of 2008. The increase was due primarily to the decrease in sales of short-term investments.
On December 3, 2009, the Board of Directors maintained the quarterly dividend at $.165 per share or an annualized rate of $.66 per share.
In September 2009, the Company retired all of its shares of treasury stock. Prior to this retirement, the Company had repurchased 2,569 shares at a cost of $48,811 for the nine months of fiscal 2009 and had repurchased 198,618 shares at a cost of $2,433,785 for the comparable nine months of fiscal 2008.
The Company does not use derivative financial instruments.
At October 31, 2009, the Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental securities held in managed funds. These securities with the exception of the single auction rate security are classified as available-for-sale as they are highly liquid and are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Condensed Consolidated Balance Sheets.
Information regarding new accounting pronouncements is provided in Note 9 to the Company’s Condensed Consolidated Financial Statements.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2009. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:
No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE CATO CORPORATION

December 9, 2009	/s/ John P. D. Cato

Date	John P. D. Cato
Chairman, President and
Chief Executive Officer

December 9, 2009	/s/ John R. Howe

Date	John R. Howe
Executive Vice President
Chief Financial Officer