Form 10-K
period 2010-01-30
CATO CORP
filed 2010-03-30
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 31, 2009, the last business day of the Company’s most recent second quarter, was $549,240,604 based on the last reported sale price per share on the New York Stock Exchange on that date.

As of March 30, 2010, there were 27,845,455 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2010 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

Forward-looking Information

The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2010 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 30, 2010 (fiscal 2009), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.	Business:

General

The Company, founded in 1946, operated 1,271 women’s fashion specialty stores at January 30, 2010, in 31 states, principally in the southeastern United States, under the names “Cato”, “Cato Fashions”, “Cato Plus”, “It’s Fashion”, and “It’s Fashion Metro”. The Company seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Company’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Company’s merchandise is sold under its private label and is produced by various vendors in accordance with the Company’s specifications. Most stores range in size from 3,500 to 6,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 11% of retail sales in fiscal 2009. See Note 15 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Purchasing, Allocation and Distribution

Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2009, purchases from the Company’s largest vendor accounted for approximately 4% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments in order to enable the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise. However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company. See “Risk Factors — Risks Relating To Our Business — We source a significant portion of our merchandise directly and indirectly from overseas, and changes, disruptions or other problems affecting the Company’s merchandise supply chain, could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week. The centralization of the Company’s distribution process also subjects it to risks in the event of damage to or destruction of its distribution facility or other disruptions affecting the distribution center or the flow of goods into or out of Charlotte, North Carolina generally. See “Risk Factors — Risks Relating To Our Business — A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.”

Advertising

The Company uses television, in-store signage, graphics and a Company website as its primary advertising media. The Company’s total advertising expenditures were approximately 0.7%, 0.8% and 0.8% of retail sales for fiscal years 2009, 2008 and 2007, respectively.

Store Operations

The Company’s store operations management team consists of 1 director of stores, 4 territorial managers, 15 regional managers and 141 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll, shrinkage control and store profitability. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

The Company’s store development activities consist of opening new stores in new and existing markets, and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2005.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2005	1,177	82	15	1,244
2006	1,244	58	26	1,276
2007	1,276	62	20	1,318
2008	1,318	65	102	1,281
2009	1,281	35	45	1,271

In fiscal 2009 the Company relocated one store.

The Company expects to open 55 new stores during fiscal 2010. The expected new store openings include 15 new Cato stores and 40 new It’s Fashion Metro stores including the conversion of approximately 20 existing It’s Fashion stores. The Company anticipates closing up to 40 stores by year end, including the 20 conversions. In addition, the Company also expects to relocate 6 stores and remodel 10 stores. It’s Fashion Metro has 60 stores open and is a value-priced fashion format offering the latest styles for the entire family including urban-inspired, nationally recognized brands at everyday low prices.

The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to close underperforming stores.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for 6.4%, 7.1% and 7.6% of retail sales in fiscal 2009, 2008 and 2007, respectively. The Company’s net bad debt expense was 7.4%, 5.6% and 4.9% of credit sales in fiscal 2009, 2008 and 2007, respectively.

Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record and the Company has considered the customer’s ability to make the required minimum payment. Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee.

Layaway Plan

Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up layaway merchandise. Layaway sales represented approximately 4.7%, 4.0% and 3.3% of retail sales in fiscal 2009, 2008 and 2007, respectively.

Information Technology Systems

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

Competition

The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with mass merchandise chains, discount store chains and major department stores. Although we believe we compete favorably with respect to the principal competitive factors described above, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources. The Company expects its stores in larger cities and metropolitan areas to face more intense competition.

Seasonality

Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods. See Note 14 of the Consolidated Financial Statements for information regarding our quarterly results of operations for the last two fiscal years.

Regulation

A variety of laws affect the revolving credit card program offered by the Company. The Credit Card Accountability Responsibility and Disclosure Act of 2009 (“The Act”) amended the Truth in Lending Act, to establish fair and transparent practices relating to the extension of credit under an open end consumer credit plan. The Act contained provisions addressing matters such as change in terms, notices, limits on fees, rate increases, payment allocation and account disclosures. The Act requires creditors to provide the consumers with account disclosures that are timely and in a form that is readily understandable. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit lenders from discrimination against any credit applicants, establishes guidelines for gathering and evaluating credit information and requires written notification when credit is denied. Regulation AA establishes consumer complaint procedures and defines unfair or deceptive practices in extending credit to consumers. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the U.S. Patriot Act and the Bank Secrecy Act, which require the Company to monitor account holders and account transactions, respectively. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

As of January 30, 2010, the Company employed approximately 9,100 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

Existing and increased competition in the women’s retail apparel industry may negatively impact our business, results of operations, financial condition and market share.

The women’s retail apparel industry is highly competitive. We compete primarily with discount stores, mass merchandisers, department stores, off-price retailers, specialty stores, and internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have. Many of our competitors continue to be promotional and reduce their selling prices. In some cases our competitors are expanding into markets in which we have a significant market presence. As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures, as well as, loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

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

We source a significant portion of our merchandise directly and indirectly from overseas, and changes, disruptions or other problems affecting the Company’s merchandise supply chain, could materially and adversely affect the Company’s business, results of operations and financial condition.

A significant amount of our merchandise is manufactured overseas principally in the Far East. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources. As a result, political instability or other events resulting in the disruption of trade from other countries, increased security requirements for imported merchandise, or the imposition of additional regulations relating to or duties on imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Either of these could have a material adverse effect on our business. In addition, increased transportation costs or disruption of the means by which merchandise is transported to us could cause significant cost increases or interruptions of our supply chain. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell. Furthermore, the deterioration in any of our key vendors’ financial condition, their failure to perform as we expect, the failure to follow our vendor guidelines or comply with applicable laws and regulations could expose us to operational, competitive and legal risks. If we were not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.

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

A continuation of, or further deterioration in, the current adverse economic conditions and the general economy or outlook and its related impact on consumer confidence and spending may materially and adversely affect consumer demand for our apparel and accessories and our results of operations.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel and energy costs, salaries and wage rates and other sources of income, tax rates, home values, consumer net worth, the availability of consumer credit, consumer confidence or consumer perceptions of economic conditions or trends. The current adverse economic and credit markets along with other factors have significantly weakened many of these drivers of consumer spending habits. As a result, consumer confidence and spending have significantly deteriorated and may continue to do so for an extended period of time, which may continue to adversely affect our net sales and results of operations. Adverse economic conditions or uncertainties also generally cause consumers to defer purchases of discretionary items, such as our merchandise or by purchasing cheaper alternatives to our merchandise, all of which may also adversely affect our net sales and results of operations. In addition, numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, or similar events, may also dampen consumer confidence, and accordingly, lead to reduced consumer spending. A continuation or worsening of the current economic downturn and reduction in consumer confidence could have a material adverse effect on our business, results of operations and financial condition.

The failure, disruption or security breach relating to our information technology systems could adversely affect our business.

We rely on our existing information technology systems for merchandise operations including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management. In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets. Any disruption in the operation of our information technology systems, or our failure to continue to upgrade or improve such systems could adversely affect our business. In addition, any security breach or other problem that results in the unauthorized disclosure of confidential customer information, such as personally identifiable information and payment information, could adversely affect our standing with customers and expose us to the risk of litigation and liability. Any such occurrences could result in reputational damage or loss of business or goodwill and could adversely affect our business, results of operations and financial condition.

A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.

The distribution of our products is centralized in one distribution center in Charlotte, North Carolina and distributed through our network of third party freight carriers. The merchandise we purchase is shipped directly to our distribution center where it is prepared for shipment to the appropriate stores and subsequently delivered to the stores by our third party freight carriers. If the distribution center or our third party freight carriers were to be shutdown or lose significant capacity for any reason, our operations would likely be seriously disrupted. Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into our distribution center or delivery to our stores. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center and/or our transportation network.

Our ability to attract consumers and grow our revenues is dependant on the success of our store location strategy and our ability to successfully open new stores as planned.

Our sales are dependent in part on the location of our stores in shopping centers where we believe our consumers and potential consumers shop. In addition, our ability to grow our revenues has been substantially dependent on our ability to secure space for and open new stores in attractive locations. Centers where we currently operate existing stores or seek to open new stores may be adversely affected by, among other things, general economic downturns or those particularly affecting the commercial real estate industry, the closing of anchor stores, changes in tenant mix and changes in customer shopping preferences. To take advantage of consumer traffic and the shopping preferences of our consumers, we need to maintain and acquire stores in desirable locations where competition for suitable store locations is intense. A decline in the popularity of these shopping centers among our target consumers, or in availability or cost of space in these centers could adversely affect consumer traffic and reduce our sales and net earnings or increase our operating costs.

Our ability to open and operate new stores depends on many factors, some of which are beyond our control. These factors include, but are not limited to, our ability to identify suitable store locations, negotiate acceptable lease terms, and hire and train appropriate store personnel. In addition, our continued expansion into new regions of the country where we have not done business before may present new challenges in competition, distribution and merchandising as we enter these new markets. Our failure to successfully and timely execute our plans for opening new stores or the failure of these stores to perform up to our expectations, could adversely affect our business, results of operations and financial condition.

Failure to attract, train, and retain skilled personnel could adversely affect our business and our financial condition.

Like most retailers, we experience significant associate turnover rates, particularly among store sales associates and managers. Our continued store growth will require the hiring and training of new associates. We must continually attract, hire and train new store associates to meet our staffing needs. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs as well as possibly cause a decrease in our store operating efficiency and productivity. We compete for qualified store associates, as well as, experienced management personnel with other companies in our industry or other industries, many of whom have greater financial resources than we do.

If we are unable to retain our associates or attract, train, or retain other skilled personnel in the future, we may not be able to service our customers effectively, which could adversely affect our business, results, and financial condition.

Our business operations subject us to legal compliance and litigation risks that could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business.

Our operations are subject to federal, state and local laws, rules and regulations and litigation risk. Compliance risks and litigation claims have or may arise in the ordinary course of our business and may include, among other matters, employment issues, commercial disputes, intellectual property issues, product-oriented matters, tax, customer relations and personal injury claims. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time. In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time. Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

If we fail to protect our trademarks or other intellectual property rights or avoid infringing the intellectual property rights of others, our business, brand image, growth strategy, results of operations and financial condition could be adversely affected.

We believe that our “Cato”, “Its Fashion” and “Its Fashion Metro” trademarks are integral to our store designs and our ability to successfully build consumer loyalty. We have registered these trademarks with the U.S. Patent and Trademark Office (“PTO”) and have also registered, or applied for registration of, additional trademarks with the PTO that we believe are important to our business. We cannot assure that these registrations will prevent imitation of our trademarks, merchandising concepts, store designs or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our names, concepts, store designs or merchandise in a manner that projects lesser quality or carries a negative connotation of our image could adversely affect our business, financial condition and results of operations.

In addition, we cannot assure that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a controversy could adversely affect our business, financial condition and results of operations.

We may continue to experience market conditions that could adversely impact the valuation and liquidity of, and our ability to access, our short-term investments and cash and cash equivalents.

Our short-term investments and cash equivalents are primarily comprised of investments in federal, state and municipal debt securities. With the continuing downturn in the economy, we cannot be assured of our ability to access these investments timely. In addition, we have significant amounts of cash and cash equivalents at financial institutions that are in excess of the federally insured limits. In light of the continuing economic downturn and adverse conditions affecting the financial sector and stability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Maintaining and improving our internal control over financial reporting and other requirements necessary to operate as a public company may strain our resources and any material failure in these controls may negatively impact our business, the price of our common stock and market confidence in our reported financial information.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the rules of the New York Stock Exchange. The requirements of these rules and regulations have, and may continue to, increase our compliance costs and place undue strain on our personnel, systems and resources. To satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test, monitor and enhance our internal controls over financial reporting, which is a costly and time-consuming effort that must be re-evaluated frequently. We cannot be assured that our disclosure controls and procedures and our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act will be adequate in the future. Any failure to maintain the effectiveness of internal controls over financial reporting or to comply with the requirements of the Sarbanes-Oxley Act could have an adverse material impact on our business, our financial condition and the price of our common stock.

Risks Relating To Our Common Stock:

Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.

Our business varies with general seasonal trends that are characteristic of the retail apparel industry. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the first and second quarters of our fiscal year compared to other quarters. Accordingly, our operating results for any one fiscal period are not necessarily indicative of results to be expected from any future period, and such seasonal and quarterly fluctuations could adversely affect the market price of our common stock.

The interests of a principal shareholder may limit the ability of other shareholders to influence the direction of the Company.

As of March 30, 2010, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock. As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests. In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

Conditions in the stock market, generally or particularly relating to our Company or common stock, may materially and adversely affect the market price of our common stock and make its trading price more volatile.

The trading price of our common stock at times has been, and is likely to continue to be, subject to significant volatility. A variety of factors may cause the price of the common stock to fluctuate, perhaps substantially, including, but not limited to: low trading volume; general market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock; announcements of developments related to our business; fluctuations in our reported operating results; general conditions in fashion and retail industry; conditions in the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates or the scope of coverage given to our Company by securities analysts; negative commentary regarding our Company and corresponding short-selling market behavior; adverse customer relations developments; significant changes in our senior management team; and legal proceedings. Over the past several years the stock market in general, and the market for shares of equity securities of many retailers in particular, have experienced extreme price fluctuations that have at times been unrelated to the operating performance of those companies. Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

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

From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business. The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 3A.	Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 30, 2010 are as follows:

Name	Age	Position

John P. D. Cato	59	Chairman, President and Chief Executive Officer
Michael T. Greer	47	Executive Vice President, Director of Stores
John R. Howe	47	Executive Vice President, Chief Financial Officer
Howard A. Severson	62	Executive Vice President, Chief Real Estate and Store Development Officer
Sally Almason	56	Executive Vice President, General Merchandise Manager — Cato Division

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

Sally Almason has been employed by the Company since 1995. Since April 2009, she has served as Executive Vice President, General Merchandise Manager for the Cato Division. From 2004 to 2009, she served as Senior Vice President, General Merchandise Manager for the Cato Division. From 1995 to 2004, she served as Vice President, Divisional Merchandise Manager for the Cato Division.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market & Dividend Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2009 and 2008.

	Price
2009	High	Low	Dividend

First quarter	$19.61	$13.13	$.165
Second quarter	20.84	15.32	.165
Third quarter	22.86	16.46	.165
Fourth quarter	21.84	18.67	.165

	Price
2008	High	Low	Dividend

First quarter	$17.98	$14.05	$.165
Second quarter	18.94	14.03	.165
Third quarter	19.38	11.99	.165
Fourth quarter	15.20	12.06	.165

As of March 30, 2010 the approximate number of record holders of the Company’s Class A Common Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

The Cato Corporation
Stock Performance Graph

THE CATO CORPORATION
STOCK PERFORMANCE TABLE
(BASE 100 — IN DOLLARS)

		DOW JONES
LAST TRADING DAY	THE CATO	U.S. RETAILERS,	RUSSELL 2000
OF THE FISCAL YEAR	CORPORATION	APPL INDEX	INDEX
1/28/05	100	100	100

1/27/06	116	114	121

2/02/07	130	138	135

2/01/08	86	109	123

1/30/09	63	57	76

1/29/10	131	109	105

The graph assumes an initial investment of $100 on January 28, 2005, the last trading day prior to the commencement of the Company’s 2005 fiscal year, and that all dividends were reinvested.

Item 6.	Selected Financial Data:

Certain selected financial data for the five fiscal years ended January 30, 2010 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year(1)	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data and selected operating data)

STATEMENT OF OPERATIONS DATA:
Retail sales	$872,132	$845,676	$834,341	$862,813	$821,639
Other income	11,863	12,042	12,096	13,072	14,742
Total revenues	883,995	857,718	846,437	875,885	836,381
Cost of goods sold (exclusive of depreciation shown below)	552,016	562,056	572,309	572,712	546,955
Selling, general and administrative (exclusive of depreciation shown below)	245,483	227,645	210,892	212,157	203,156
Selling, general and administrative percent of retail sales	28.2%	26.9%	25.3%	24.6%	24.7%
Depreciation	21,829	22,572	22,212	20,941	20,275
Interest expense	66	53	9	41	183
Interest and other income	(4,313)	(7,218)	(8,218)	(9,597)	(4,563)
Income before income taxes	68,914	52,610	49,233	79,631	70,375
Income tax expense	23,149	18,976	16,914	28,181	25,546
Net income	$45,765	$33,634	$32,319	$51,450	$44,829
Basic earnings per share(2)	$1.55	$1.14	$1.02	$1.64	$1.44
Diluted earnings per share(2)	$1.55	$1.14	$1.02	$1.61	$1.41
Cash dividends paid per share	$.660	$.660	$.645	$.580	$.507

SELECTED OPERATING DATA:
Stores open at end of year	1,271	1,281	1,318	1,276	1,244
Average sales per store(3)	$678,000	$640,000	$640,000	$685,000	$684,000
Average sales per square foot of selling space	$165	$162	$165	$175	$173

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term investments and restricted cash	$200,915	$144,803	$114,578	$123,542	$107,819
Working capital	202,299	164,639	144,114	176,464	139,114
Total assets	480,990	435,353	420,792	432,322	406,636
Total stockholders’ equity	291,312	261,813	247,370	276,793	239,948

(1)	The fiscal year 2006 contained 53 weeks versus 52 weeks for all other years shown.

(2)	Per share amounts for 2008 and earlier periods have been retroactively restated for the adoption of guidance related to participating dividends on unvested restricted stock awards. See Note 1 to the Consolidated Financial Statements.

(3)	Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

	January 30,	January 31,	February 2,
Fiscal Year Ended	2010	2009	2008

Retail sales	100.0%	100.0%	100.0%
Other income	1.4	1.4	1.4
Total revenues	101.4	101.4	101.4
Cost of goods sold	63.3	66.5	68.6
Selling, general and administrative	28.2	26.9	25.3
Depreciation	2.5	2.7	2.7
Interest and other income	(0.5)	(0.9)	(1.0)
Income before income taxes	7.9	6.2	5.9
Net income	5.2%	4.0%	3.9%

Fiscal 2009 Compared to Fiscal 2008

Retail sales increased by 3.1% to $872.1 million in fiscal 2009 compared to $845.7 million in fiscal 2008 which was primarily attributable to an increase in comparable store sales and sales from store development. Comparable store sales increased 1% in fiscal 2009. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 3.1% to $884.0 million in fiscal 2009 compared to $857.7 million in fiscal 2008. The Company operated 1,271 stores at January 30, 2010 compared to 1,281 stores operated at January 31, 2009.

In fiscal 2009, the Company opened 35 new stores, relocated one store and closed 45 stores.

Other income in total, as included in total revenues in fiscal 2009, decreased slightly to $11.9 million from $12.0 million in fiscal 2008. The decrease resulted primarily from lower credit revenue and finance charges offset by an increase in layaway service charges.

Credit segment revenue of $9.4 million represented 1.1% of total revenue in fiscal 2009 compared to 2008 credit revenue of $10.1 million or 1.2% of total revenue. The decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $6.6 million in fiscal 2009 compared to $7.0 million in fiscal 2008. The decrease in these expenses was principally due to a decrease in late fee reserves of $0.5 million. See Note 15 of the Consolidated Financial Statements for a schedule of credit related expenses. Total segment credit income before taxes decreased $0.2 million from $3.1 million in 2008 to $2.9 million in 2009 due to decreased finance charge income offset by a decrease in bad debt expense. Total credit income of $2.9 million in 2009 represented 4.2% of total income before taxes of $68.9 million compared to total credit income of $3.1 million in 2008 which represented 5.9% of 2008 total income before taxes.

Cost of goods sold was $552.0 million, or 63.3% of retail sales, in fiscal 2009 compared to $562.1 million, or 66.5% of retail sales, in fiscal 2008. The decrease in cost of goods sold as a percent of retail sales resulted primarily from lower occupancy costs, freight charges and markdowns. The decrease in markdowns was primarily attributable to inventory management and higher sell throughs of regular priced merchandise. Total gross margin dollars (retail sales less cost of goods sold) increased by 12.9% to $320.1 million in fiscal 2009 from $283.6 million in fiscal 2008. Gross margin as presented may not be comparable to that of other companies.

Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $245.5 million in fiscal 2009 compared to $227.6 million in fiscal 2008, an increase of 7.9%. As a percent of retail sales, SG&A was 28.2% compared to 26.9% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in incentive based compensation expenses, payroll and legal reserves partially offset by a reduction in workers’ compensation expense and the costs associated with the closure of underperforming stores from fiscal 2008.

Depreciation expense was $21.8 million in fiscal 2009 compared to $22.6 million in fiscal 2008. Depreciation expense was flat from period to period because the Company’s store count and related investments in store development as well as its information technology investments were both relatively stable.

Interest and other income was $4.3 million in fiscal 2009 compared to $7.2 million in fiscal 2008. The decrease was due to lower interest income due to reduced interest rates. See Note 2 to the Consolidated Financial Statements for details.

Income tax expense was $23.1 million or 2.7% of retail sales in fiscal 2009 compared to $19.0 million or 2.2% of retail sales in fiscal 2008. The increase resulted from higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate was 33.6% in fiscal 2009 and 36.1% in fiscal 2008 due to non-recurring settlements of various state audits resulting in reversals of certain income tax reserves for uncertain tax positions.

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

Credit revenue of $10.1 million represented 1.2% of total revenue in fiscal 2008. This is comparable to 2007 credit revenue of $10.4 million or 1.2% of total revenue. The slight decrease in actual credit revenue was primarily due to reductions in finance charge income as a result of lower accounts receivable balances. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $7.0 million in fiscal 2008 compared to $6.1 million in fiscal 2007. The increase in these expenses was principally due to an increase in the bad debt reserve of $0.6 million. See Note 15 of the Consolidated Financial Statements for a schedule of credit related expenses. Total segment credit income before taxes decreased $1.2 million from $4.3 million in 2007 to $3.1 million in 2008 due to decreased finance charge income and increased bad debt expense due to an increase in the allowance for doubtful accounts. Total credit income of $3.1 million in 2008 represented 5.9% of total income before taxes of $52.6 million compared to total credit income of $4.3 million in 2007, which represented 8.7% of 2007 total income before taxes.

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

Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $227.6 million in fiscal 2008 compared to $210.9 million in fiscal 2007, an increase of 7.9%. As a percent of retail sales, SG&A was 26.9% compared to 25.3% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in incentive based compensation expenses, salary expenses driven by store development, expenses incurred to close underperforming stores and insurance expense.

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

Income tax expense was $19.0 million, or 2.2% of retail sales in fiscal 2008 compared to $16.9 million or 2.0% of retail sales in fiscal 2007. The increase resulted from higher pre-tax income in conjunction with an increase in effective tax rate. The effective tax rate was 36.1% in fiscal 2008 and 34.4% in fiscal 2007.

Off-Balance Sheet Arrangements

Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results will inevitably differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, shrinkage accrual and reserves for uncertain tax positions.

The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging over a period of up to 12 months. The allowance is reviewed for adequacy and adjusted, as necessary, on a quarterly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

Merchandise Inventories

The Company’s inventory is valued using the retail method of accounting and is stated at the lower of cost (first-in, first-out method) or market. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying an average cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry. Inherent in the retail method are certain significant estimates, including initial merchandise markup, markdowns and shrinkage, which can significantly impact the ending inventory valuation at cost and the resulting gross margins. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last physical inventory and the financial reporting date. The Company regularly reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory. The general economic environment for retail apparel sales could result in an increase in the level of markdowns, which would result in lower inventory values and increases to cost of goods sold as a percentage of net sales in future periods. Management makes estimates regarding markdowns based on inventory levels on hand and customer demand, which may impact inventory valuations. Markdown exposure with respect to inventories on hand is limited due to the fact that seasonal merchandise is not carried forward. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Lease Accounting

The Company recognizes rent expense on a straight-line basis over the lease term as defined in ASC 840 — Leases. Our lease agreements generally provide for scheduled rent increases during the lease term or rent holidays, including rental payments commencing at a date other than the date of initial occupancy. We include any rent escalation and rent holidays in our straight-line rent expense. In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in other noncurrent liabilities in the consolidated balance sheets. This deferred rent is amortized over the lease term as a reduction of rent expense. Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term. See Note 1 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

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

Uncertain Tax Positions

The Company records liabilities for uncertain tax positions principally related to state income taxes as of the balance sheet date. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax codes, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgements regarding the application of complex tax regulations across many jurisdictions. Despite the Company’s belief that the estimates and judgements are reasonable, differences between the estimated and actual tax liabilities could exist. These differences may arise from settlements of tax audits, expiration of the statute of limitations, or the evolution and application of the various jurisdictional tax codes and regulations. Any differences will be recorded in the period in which they become known and could have a material effect on the results of operations in the period the adjustment is recorded.

Revenue Recognition

While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgement, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards and layaway sales are recorded as deferred revenue until they are redeemed or forfeited. Gift cards do not have expiration dates. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

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

Liquidity, Capital Resources and Market Risk

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2009 was $84.7 million as compared to $71.6 million in fiscal 2008. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program and cash dividend payments. In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at January 30, 2010. Borrowing capacity under this facility was $33.3 million, net of standby letter of credit obligations.

Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital. The increase of $13.1 million for fiscal 2009 over fiscal 2008 is primarily due to an increase in net income and accrued bonus and benefits partially offset by a change in inventories, accrued income taxes and losses on disposal of property and equipment due to store closures.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends, purchase of treasury stock and other operating requirements for fiscal 2010 and for the foreseeable future.

At January 30, 2010, the Company had working capital of $202.3 million compared to $164.6 million at January 31, 2009. Additionally, the Company had $2.3 million invested in privately managed investment funds and other miscellaneous equities, which are reported under Other assets in the Consolidated Balance Sheets.

At January 30, 2010, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 30, 2010. There were no borrowings outstanding under the credit facility during the fiscal year ended January 30, 2010 or the fiscal year ended January 31, 2009. The Company is currently reviewing the credit agreement.

The Company had approximately $8.2 million and $4.5 million at January 30, 2010 and January 31, 2009, respectively, of outstanding irrevocable letters of credit relating to purchase commitments. In addition, the Company has a standby letter of credit for payments to the current general liability and workers’ compensation insurance processor.

Expenditures for property and equipment totaled $10.0 million, $19.4 million and $18.3 million in fiscal 2009, 2008 and 2007, respectively. The expenditures for fiscal 2009 were primarily for store development and investments in new technology. In fiscal 2010, the Company is planning to invest approximately $24.8 million in capital expenditures. This includes expenditures to open 55 new stores including the conversion of up to 20 It’s Fashion stores to It’s Fashion Metro stores and relocate 6 stores. In addition, the Company plans to remodel 10 stores and has planned for additional investments in technology scheduled to be implemented over the next 12 months.

Net cash used in investing activities totaled $58.1 million for fiscal 2009 compared to $29.3 million used for the comparable period of 2008. The increase was due primarily to the decrease in sales of short-term investments and expenditures for property and equipment.

On May 20, 2009, the Board of Directors held the quarterly dividend to $.165 per share, or an annualized rate of $.66 per share.

The Company does not use derivative financial instruments.

At January 30, 2010, the Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes and governmental securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid. They are recorded on the balance sheet at fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of investments in the accompanying Consolidated Balance Sheets.

The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 30, 2010 in accordance with U.S. GAAP.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$147,955	$147,955	$—	$—
Restricted cash and short-term investments	2,485	2,485	—	—
Other assets	5,797	407	—	5,390

The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$93,452	$90,002	$3,450	$—
Restricted cash and short-term investments	9,089	9,089	—	—
Other assets	2,258	303	—	1,955

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”) and governmental debt securities held in managed funds. These securities with the exception of a single auction rate security (“ARS”) are classified as available-for-sale as they are highly liquid. They are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of January 30, 2010, the Company had $1.9 million invested in privately managed investment funds and $0.4 million of other miscellaneous equities which are reported within Other assets in the Consolidated Balance Sheets.

As of January 30, 2010, the Company held $60.5 million in general obligation and revenue bonds, VRDN and ARS issued by tax exempt municipal authorities and agencies rated A or better. The underlying securities have contractual maturities which generally range from one month to thirty-one years. The bonds, VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $60.5 million in bonds, VRDN and ARS, a single ARS with a carrying value of $3.5 million failed its last auction as of January 14, 2010. Due to the continuing failure of the ARS at auction and because the issuer has yet to call the security, the Company has classified the failed ARS as a long-term investment in Other assets on the Consolidated Balance Sheets.

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

The Company’s privately managed funds cannot be redeemed at net asset value at a specific date without advance notice. As a result, the Company has classified the investments as Level 3.

The following table summarizes the change in the fair value of the Company’s ARS measured using Level 3 inputs during fiscal 2009:

		Private
	Auction	Advisors
	Rate	Managed
	Security	Fund	Total
	(In thousands)

Balance at January 31, 2009	$—	$1,955	$1,955
Transfer into Level 3	3,450	—	3,450
Gain (loss) on asset held	—	(15)	(15)

Balance at January 30, 2010	$3,450	$1,940	$5,390

The following table shows the Company’s obligations and commitments as of January 30, 2010, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Merchandise letters of credit	$8,232	$8,232	$—	$—	$—	$—	$—
Operating leases	145,768	55,132	41,857	27,595	15,968	5,092	124

Total Contractual Obligations	$154,000	$63,364	$41,857	$27,595	$15,968	$5,092	$124

(1)	In addition to the amounts shown in the table above, $15.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain as to if or when such amounts may be settled. See Note 13, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

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

For fiscal year end 2008, basic and diluted weighted average shares outstanding and earnings per share have been adjusted based on guidance issued in June 2008 that states that unvested share-based payment awards that contain nonforteitable rights to dividends or dividend equivalents whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. This guidance was effective for all periods in fiscal years beginning after December 15, 2008. The impact to basic earnings per share for the fiscal year end 2008 was $0.02 while the impact to diluted earnings per share was $0.01. For fiscal year end 2007, the impact to both basic and diluted earnings per share was $0.01

In April 2009, additional guidance was issued on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009 and the impact to the Company was immaterial.

In April 2009, guidance was issued that amends previous other-than-temporary impairment guidance that was intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance is effective for interim and annual periods ending after June 15, 2009. The impact to the Company was immaterial.

In May 2009, guidance was issued which establishes general standards for disclosure of and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009. The Company’s adoption on August 2, 2009 did not have a material effect on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Cato Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 30, 2010

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in thousands, except per share data)

REVENUES
Retail sales	$872,132	$845,676	$834,341
Other income (principally finance charges, late fees and layaway charges)	11,863	12,042	12,096

Total revenues	883,995	857,718	846,437

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	552,016	562,056	572,309
Selling, general and administrative (exclusive of depreciation shown below)	245,483	227,645	210,892
Depreciation	21,829	22,572	22,212
Interest expense	66	53	9
Interest and other income	(4,313)	(7,218)	(8,218)

	815,081	805,108	797,204

Income before income taxes	68,914	52,610	49,233
Income tax expense	23,149	18,976	16,914

Net income	$45,765	$33,634	$32,319

Basic earnings per share	$1.55	$1.14	$1.02

Diluted earnings per share	$1.55	$1.14	$1.02

Dividends per share	$.660	$.660	$.645

Comprehensive income:
Net income	$45,765	$33,634	$32,319
Unrealized gains (losses) on available-for-sale securities, net of deferred income tax liability or benefit	121	(296)	484

Comprehensive income	$45,886	$33,338	$32,803

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$50,385	$42,262
Short-term investments	147,955	93,452
Restricted cash and short-term investments	2,575	9,089
Accounts receivable, net of allowance for doubtful accounts of $3,274 at January 30, 2010 and $3,723 at January 31, 2009	40,154	44,136
Merchandise inventories	118,628	112,290
Deferred income taxes	7,812	6,403
Prepaid expenses	3,258	7,737

Total Current Assets	370,767	315,369
Property and equipment — net	102,769	116,262
Other assets	7,454	3,722

Total Assets	$480,990	$435,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103,627	$102,971
Accrued expenses	31,615	29,946
Accrued bonus and benefits	22,286	6,307
Accrued income taxes	10,940	11,506

Total Current Liabilities	168,468	150,730
Deferred income taxes	4,087	2,528
Other noncurrent liabilities (primarily deferred rent)	17,123	20,282

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	—	—
Class A common stock, $.033 par value per share, 50,000,000 shares authorized; 27,842,587 and 36,303,922 shares issued at January 30, 2010 and January 31, 2009, respectively	928	1,210
Convertible Class B common stock, $.033 par value per share, 15,000,000 shares authorized; 1,743,525 shares issued at January 30, 2010 and January 31, 2009	58	58
Additional paid-in capital	64,706	61,608
Retained earnings	225,086	354,333
Accumulated other comprehensive income	534	413

	291,312	417,622

Less Class A common stock in treasury, at cost (-0- shares at January 30, 2010 and 8,660,333 shares at January 31, 2009)	—	(155,809)

Total Stockholders’ Equity	291,312	261,813

Total Liabilities and Stockholders’ Equity	$480,990	$435,353

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$45,765	$33,634	$32,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,829	22,572	22,212
Provision for doubtful accounts	3,643	3,825	2,844
Share-based compensation	2,063	2,208	1,694
Excess tax benefits from share-based compensation	(201)	(66)	(5,964)
Deferred income taxes	113	1,175	(6,358)
Loss on disposal of property and equipment	1,624	3,799	1,163
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	339	(2,679)	(2,168)
Merchandise inventories	(6,338)	6,389	(2,761)
Prepaid and other assets	1,072	848	(1,372)
Accrued income taxes	(365)	3,644	8,533
Accounts payable, accrued expenses and other liabilities	15,145	(3,782)	24,022

Net cash provided by operating activities	84,689	71,567	74,164

INVESTING ACTIVITIES
Expenditures for property and equipment	(9,960)	(19,443)	(18,330)
Purchases of short-term investments	(162,957)	(169,979)	(313,761)
Sales of short-term investments	108,287	160,136	319,960
Change in restricted cash	6,514	—	—

Net cash used in investing activities	(58,116)	(29,286)	(12,131)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	—	(500)	(1,000)
Dividends paid	(19,481)	(19,389)	(20,277)
Purchases of treasury stock	(49)	(2,435)	(58,561)
Proceeds from employee stock purchase plan	412	432	481
Excess tax benefits from share-based compensation	201	66	5,964
Proceeds from stock options exercised	467	224	8,110

Net cash used in financing activities	(18,450)	(21,602)	(65,283)

Net increase (decrease) in cash and cash equivalents	8,123	20,679	(3,250)
Cash and cash equivalents at beginning of year	42,262	21,583	24,833

Cash and cash equivalents at end of year	$50,385	$42,262	$21,583

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Stock	Equity
	(Dollars in thousands)

Balance — February 3, 2007	$1,199	$23	$42,475	$327,684	$225	$(94,813)	$276,793
Comprehensive income:
Net income				32,319			32,319
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $247					484		484
Dividends paid ($.645 per share)				(20,277)			(20,277)
Class A common stock sold through employee stock purchase plan — 27,164 shares	1		565				566
Class A common stock sold through stock option plans — 39,200 shares	1		514				515
Class B common stock sold through stock option plans 1,053,000 shares		35	7,677				7,712
Class A common stock issued through restricted stock grant plans 87,085 shares	3		1,490				1,493
Windfall tax benefit from equity compensation plans			5,964				5,964
Repurchase of treasury shares — 3,368,006 shares						(58,561)	(58,561)
Adoption of ASC 740				362			362

Balance — February 2, 2008	1,204	58	58,685	340,088	709	(153,374)	247,370
Comprehensive income:
Net income				33,634			33,634
Unrealized losses on available-for-sale securities, net of deferred income tax benefit of ($138)					(296)		(296)
Dividends paid ($.66 per share)				(19,389)			(19,389)
Class A common stock sold through employee stock purchase plan — 32,830 shares	1		505				506
Class A common stock sold through stock option plans — 23,875 shares	1		314				315
Class A common stock issued through restricted stock grant plans 137,953 shares	4		2,038				2,042
Windfall tax benefit from equity compensation plans			66				66
Repurchase of treasury shares — 198,718 shares						(2,435)	(2,435)

Balance — January 31, 2009	1,210	58	61,608	354,333	413	(155,809)	261,813
Comprehensive income:
Net income				45,765			45,765
Unrealized gains on available-for-sale securities, net of deferred income tax liability of $37					121		121
Dividends paid ($.66 per share)				(19,443)			(19,443)
Class A common stock sold through employee stock purchase plan — 27,051 shares	1		483				484
Class A common stock sold through stock option plans — 43,600 shares	2		535				537
Class A common stock issued through restricted stock grant plans 130,916 shares	4		1,879				1,883
Windfall tax benefit from equity compensation plans			201				201
Repurchase of treasury shares — 2,569 shares						(49)	(49)
Retirement of treasury shares — 8,662,902 shares	(289)			(155,569)		155,858	-0-

Balance — January 30, 2010	$928	$58	$64,706	$225,086	$534	$—	$291,312

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Principles of Consolidation:  The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

Description of Business and Fiscal Year:  The Company has two reportable segments — the operation of women’s fashion specialty stores segment and a credit card segment. The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion” and “It’s Fashion Metro” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

Use of Estimates:  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, calculation of asset impairment, inventory shrinkage accrual and uncertain tax positions.

Cash and Cash Equivalents and Short-Term Investments:  Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. The fair values of short-term investments are based on quoted market prices.

The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified on the Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of interest and other income in the accompanying Consolidated Statements of Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.

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

Supplemental Cash Flow Information:  Income tax payments, net of refunds received, for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were approximately $23,753,000, $13,368,000, and $15,012,000, respectively. Cash paid for interest for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were $-0-, $-0- and $8,000, respectively.

Inventories:  Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.

Property and Equipment:  Property and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized. The Company accounts for its software development costs in accordance with U.S. GAAP. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. For leases with renewal periods at the

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives. Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information Technology equipment and software	3-10 years

Impairment of Long-Lived Assets

The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions which can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2009, 2008 and 2007 were $689,471, $498,239 and $1,039,120, respectively. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

The Company determines the classification of leases consistent with ASC 840 — Leases. The Company leases all of its retail stores. Most lease agreements contain construction allowances and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases including renewal periods considered reasonably assured, the Company begins amortization as of the initial possession date which is when the Company enters the space and begins to make improvements in preparation for intended use.

For construction allowances, the Company records a deferred rent liability in “Other noncurrent liabilities” on the Consolidated Balance Sheets and amortizes the deferred rent over the term of the respective lease as reduction to “Cost of goods sold” on the Consolidated Statements of Income.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.

Revenue Recognition

The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards and layaway sales are recorded as deferred revenue until they are redeemed or forfeited. Gift cards do not have expiration dates. A provision is made for estimated merchandise returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2009, 2008 and 2007, the Company recognized $302,000, $287,000 and $79,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income. Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

Advertising:  Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $6,406,000, $6,460,000 and $6,760,000 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Stock Repurchase Program:  In September 2009, the Company retired all of its shares of treasury stock. The excess of the purchase price over par value of common stock of approximately $155.6 million was charged to retained earnings upon retirement of the treasury stock. Prior to this retirement, the Company repurchased 2,569 shares at a cost of $48,811 for fiscal 2009. For fiscal 2008, the Company repurchased 198,718 shares for approximately $2.4 million.

Earnings Per Share:  ASC 260 — Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Consolidated Statements of Income. While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice. Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Basic earnings per share:
Net earnings	$45,765	$33,634	$32,319
Earnings allocated to non-vested equity awards	(654)	(425)	(271)

Net earnings available to common stockholders	$45,111	$33,209	$32,048

Basic weighted average common shares outstanding	29,036,549	29,065,594	31,279,918

Basic earnings per share	$1.55	$1.14	$1.02

Diluted earnings per share:
Net earnings	$45,765	$33,634	$32,319
Earnings allocated to non-vested equity awards	(654)	(425)	(270)

Net earnings available to common stockholders	$45,111	$33,209	$32,049

Basic weighted average common shares outstanding	29,036,549	29,065,594	31,279,918
Dilutive effect of stock options and restricted stock	18,203	13,095	187,593

Diluted weighted average common shares outstanding	29,054,752	29,078,689	31,467,511

Diluted earnings per share	$1.55	$1.14	$1.02

Vendor Allowances:  The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold as earned as the related products are sold. Cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and is reflected as a reduction of inventory. The Company does not receive cooperative advertising allowances.

Income Taxes:  The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company adjusts these liabilities in light of changing facts and circumstances. In 2007, the Company recognized a transition adjustment for the adoption of new guidance related to the accounting for uncertain tax positions increasing beginning retained earnings by $362,000 for the effects of adopting ASC 740 relating to uncertain tax positions.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance:  The Company is self-insured with respect to employee health care, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $250,000 for employee health care, $350,000 for worker’s compensation and $250,000 for general liability.

Until December 31, 2008, employee health claims were funded through a VEBA trust to which the Company made periodic contributions. Contributions to the VEBA trust were $10,070,000 and $12,065,000 in fiscal 2008 and 2007, respectively. After December 31, 2008 the VEBA trust was dissolved and since then the Company has directly funded a disbursement account maintained by a third party provider. Contributions to the third party provider account in fiscal 2009 and 2008 were $13,898,000 and $2,559,000, respectively. The healthcare liability was $1,584,000 and $1,612,000, at January 30, 2010 and January 31, 2009, respectively.

The Company paid workers’ compensation and general liability claims of $3,049,000, $3,388,000 and $4,080,000 in fiscal years 2009, 2008 and 2007, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $4,003,000, $4,959,000 and $4,739,000 in fiscal 2009, 2008 and 2007, respectively. Accrued workers’ compensation and general liabilities were $4,921,000 and $4,889,000 at January 30, 2010 and January 31, 2009, respectively. At January 30, 2010 and January 31, 2009, the Company had $1,700,000 and $700,000, respectively, of standby letters of credit for the benefit of its current workers’ compensation and general liability insurance carrier relating to claims incurred during 2009 and 2008. At January 31, 2009, the Company had no outstanding letters of credit relating to such claims for 2007.

Fair Value of Financial Instruments:  The Company’s carrying values of financial instruments, such as cash and cash equivalents, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

Stock Based Compensation:  The Company records compensation expense associated with restricted stock and other forms of equity compensation in accordance with ASC 718 — Compensation — Stock Compensation. Compensation cost associated with stock awards recognized in all years presented includes: 1) amortization related to the remaining unvested portion of all stock awards based on the grant date fair value and 2) adjustments for the effects of actual forfeitures versus initial estimated forfeitures.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s accounting policies were not affected by the conversion to ASC.

For fiscal year ending January 31, 2009, basic and diluted weighted average shares outstanding and earnings per share have been adjusted based on guidance issued in June 2008 that states that unvested share-based payment awards that contain nonforteitable rights to dividends or dividend equivalents whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. This guidance was effective for all periods in fiscal years beginning after December 15, 2008. The impact to basic earnings per share for fiscal year end 2008 was $0.02 while the impact to diluted earnings per share was $0.01. For fiscal year end 2007, the impact to both basic and diluted earnings per share was $0.01.

In April 2009, additional guidance was issued on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are not orderly. This guidance is effective for interim and annual periods ending after June 15, 2009. The impact to the Company was immaterial.

In April 2009, guidance was issued that amends previous other-than-temporary impairment guidance that was intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance is effective for interim and annual periods ending after June 15, 2009. The impact to the Company was immaterial.

In May 2009, guidance was issued which establishes general standards for disclosure of and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009. The Company’s adoption on August 2, 2009 did not have a material effect on the Company’s financial position or results of operations.

2.	Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	January 30,	January 31,	February 2,
	2010	2009	2008

Dividend income	$(15)	$(10)	$(17)
Interest income	(1,426)	(4,617)	(5,729)
Visa/Mastercard claims settlement	(414)	—	—
Miscellaneous income	(2,445)	(2,709)	(2,207)
(Gain)/loss on investment sales	(13)	118	(265)

Interest and other income	$(4,313)	$(7,218)	$(8,218)

3.	Short-Term Investments:

At January 30, 2010, the Company’s investment portfolio was primarily invested in variable rate demand notes and governmental debt securities held in managed funds. These securities are classified as available-for-sale as they are highly liquid, are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in accumulated other comprehensive income.

The table below reflects gross accumulated unrealized gains (losses) in short-term investments at January 30, 2010 and January 31, 2009.

	January 30, 2010			January 31, 2009
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value

Debt Securities issued by states of the United States and political subdivisions of the states:
With unrealized gain	$132,629	$485	$133,114	$92,778	$674	$93,452
With unrealized (loss)	6,119	(8)	6,111	—	—	—
Corporate debt securities:
With unrealized gain	8,696	34	8,730	—	—	—

Total	$147,444	$511	$147,955	$92,778	$674	$93,452

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company had $2.3 million invested in privately managed investment funds and other miscellaneous equities at both January 30, 2010 and January 31, 2009, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

Accumulated other comprehensive income in the Consolidated Balance Sheets reflects the accumulated unrealized gains in short-term investments shown above in addition to unrealized gains from equity investments of $292,000, of which a deferred income tax benefit of $270,000 was recorded at January 30, 2010. At January 31, 2009, an unrealized loss from equity investments of $29,000 and a deferred tax benefit of $233,000 was recorded.

As disclosed in Note 2, the Company had realized gains of $13,000 in fiscal 2009, realized losses of $118,000 in fiscal 2008 and realized gains of $265,000 in fiscal 2007 relating to sales of debt securities.

4.	Fair Value Measurements:

The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 30, 2010 in accordance with U.S. GAAP.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$147,955	$147,955	$—	$—
Restricted cash and short-term investments	2,485	2,485	—	—
Other assets	5,797	407	—	5,390

The following table sets forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term investments	$93,452	$90,002	$3,450	$—
Restricted cash and short-term investments	9,089	9,089	—	—
Other assets	2,258	303	—	1,955

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”) and governmental debt securities held in managed funds. These securities with the exception of a single auction rate security (“ARS”) are classified as available-for-sale as they are highly liquid. They are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income. Additionally, as of January 30, 2010, the Company had $1.9 million invested in privately managed investment funds and $0.4 million of other miscellaneous equities which are reported within other assets in the Consolidated Balance Sheets.

As of January 30, 2010, the Company held $60.5 million in general obligation and revenue bonds, VRDN and ARS issued by tax exempt municipal authorities and agencies rated A or better. The underlying securities have contractual maturities which generally range from one month to thirty-one years. The bonds, VRDN and ARS are recorded at estimated fair value and classified as available-for-sale. Of the $60.5 million in bonds, VRDN and ARS, a single ARS with a carrying value of $3.5 million failed its last auction as of January 14, 2010. Due to the continuing failure of the ARS at auction and because the issuer has yet to call the security, the Company has classified the failed ARS as a long-term investment in Other assets on the Consolidated Balance Sheets.

The Company’s failed ARS was measured at fair value using Level 3 inputs. Because there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

The Company’s privately managed funds cannot be redeemed at net asset value at a specific date without advance notice. As a result, the Company has classified the investments as Level 3.

The following table summarizes the change in the fair value of the Company’s ARS measured using Level 3 inputs during fiscal 2009:

	Auction Rate	Private Advisors
	Security	Managed Fund	Total
	(In thousands)

Balance at January 31, 2009	$—	$1,955	$1,955
Transfer into Level 3	3,450	—	3,450
Gain (loss) on asset held	—	(15)	(15)

Balance at January 30, 2010	$3,450	$1,940	$5,390

5.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	January 30,	January 31,
	2010	2009

Customer accounts — principally deferred payment accounts	$38,047	$40,516
Miscellaneous trade receivables	5,381	7,343

Total	43,428	47,859
Less allowance for doubtful accounts	3,274	3,723

Accounts receivable — net	$40,154	$44,136

Finance charge and late charge revenue on customer deferred payment accounts totaled $9,405,000, $10,073,000 and $10,370,000 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, and charges against the allowance for doubtful accounts were approximately $3,643,000, $3,825,000 and $2,844,000 for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment:

Property and equipment consist of the following (in thousands):

	January 30,	January 31,
	2010	2009

Land and improvements	$3,694	$3,694
Buildings	19,121	18,926
Leasehold improvements	57,960	56,224
Fixtures and equipment	166,490	164,136
Information Technology equipment and software	51,309	50,575
Construction in progress	377	865

Total	298,951	294,420
Less accumulated depreciation	196,182	178,158

Property and equipment — net	$102,769	$116,262

Construction in progress primarily represents costs related to a new store development and investments in new technology.

7.	Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	January 30,	January 31,
	2010	2009

Accrued payroll and related items	$4,854	$4,491
Property and other taxes	12,275	11,978
Accrued insurance	6,556	6,264
Other	7,930	7,213

Total	$31,615	$29,946

8.	Financing Arrangements:

At January 30, 2010, the Company had an unsecured revolving credit agreement of $35 million. Net of the Company’s standby letter of credit for payments to the current general liability and workers’ compensation insurance processor, the revolving credit agreement provides for borrowings of up to $33.3 million at January 30, 2010. The revolving credit agreement is committed until August 2010. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 30, 2010. There were no borrowings outstanding under this facility during the fiscal years ended January 30, 2010 or January 31, 2009. Interest is based on LIBOR, which was 0.23% on January 30, 2010.

The Company had approximately $8.2 million and $4.5 million at January 30, 2010 and January 31, 2009 respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

9.	Stockholders’ Equity:

The holders of Class A Common Stock are entitled to one vote per share, whereas the holders of Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock may be converted at any time into one share of Class A Common Stock. Subject to the rights of the holders of any shares of Preferred Stock

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 20, 2009 the Board of Directors held the quarterly dividend at $.165 per share, or an annualized rate of $.66 per share.

10.	Employee Benefit Plans:

The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 30, 2010, January 31, 2009 and February 2, 2008 were approximately $1,677,000, $1,586,000 and $1,530,000, respectively.

The Company has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.. In March 2010, the Company approved a contribution of approximately $11,765,000. The Company’s contributions for the years ended January 31, 2009 and February 2, 2008 were zero.

The Company is primarily self-insured for health care. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $250,000. Employee health claims were funded through a VEBA trust to which the Company made periodic contributions until December 2008, after which the Company has funded health care contributions to a third party provider.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2010	$55,132
2011	41,857
2012	27,595
2013	15,968
2014	5,092
Thereafter	124

Total minimum lease payments	$145,768

The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 30,	January 31,	February 2,
Fiscal Year Ended	2010	2009	2008

Minimum rentals	$51,978	$52,762	$51,142
Contingent rent	25	28	54

Total rental expense	$52,003	$52,790	$51,196

12.	Related Party Transactions:

The Company leases certain stores from entities in which Mr. George S. Currin, a director of the Company, has a controlling or non-controlling ownership interest. Rent expense and related charges totaling $432,199, $432,199 and $423,631 were paid to entities controlled by Mr. Currin or his family in fiscal 2009, 2008 and 2007, respectively, under these leases. Rent expense and related charges totaling $1,100,791, $1,080,996 and $1,008,664 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2009, 2008 and 2007, respectively, under these leases.

13.	Income Taxes:

Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company adjusts these liabilities in light of changing facts and circumstances. As of January 30, 2010, the Company had gross unrecognized tax benefits totaling approximately $10.3 million, of which approximately $7.9 million would affect the effective tax rate if recognized. As of January 31, 2009, the Company had gross unrecognized tax benefits totaling approximately $9.5 million, of which approximately $6.4 million would affect the effective tax rate if recognized. As of February 2, 2008, the Company had gross unrecognized tax benefits totaling approximately $9.2 million, of which approximately $5.9 million would affect our effective tax rate if recognized. The Company had approximately $4.9 million, $5.9 million and $5.1 million of interest and penalties accrued related to uncertain tax positions as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $390,000, $1.1 million and $1.5 million of interest and penalties in the Consolidated Statement of Income and Comprehensive Income for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2007 and for state and local tax jurisdictions before 2004. During the next 12 months, various state and local taxing authorities’ statues of limitations will expire and certain state examinations may close which could result in a potential reduction of unrecognized tax benefits.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 30,	January 31,	February 2,
	2010	2009	2008

Balances, beginning	$9,522	$9,180	$6,193
Additions for tax positions of the current year	3,901	1,394	1,686
Additions for tax positions prior years	—	35	1,301
Reduction for tax positions of prior years for:
Changes in judgement	(200)	—	—
Settlements during the period	(2,561)	(571)	—
Lapses of applicable statue of limitations	(331)	(516)	—

Balance, ending	$10,331	$9,522	$9,180

The provision for income taxes consists of the following (in thousands):

	January 30,	January 31,	February 2,
Fiscal Year Ended	2010	2009	2008

Current income taxes:
Federal	$20,603	$15,895	$23,800
State	2,667	1,768	(280)

Total	23,270	17,663	23,520

Deferred income taxes:
Federal	(133)	1,173	(5,902)
State	12	140	(704)

Total	(121)	1,313	(6,606)

Total income tax expense	$23,149	$18,976	$16,914

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	January 30,	January 31,
	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$1,231	$1,467
Inventory valuation	1,984	2,263
Capital loss carryover	—	232
Deferred lease liability	6,547	10,251
Non-deductible accrued liabilities	1,661	1,721
Other taxes	1,465	1,282
Federal benefit of uncertain tax positions	3,531	4,320
Equity compensation expense	1,795	2,109
Accrued bonus	2,760	—
Other	1,766	—

Total deferred tax assets	22,740	23,645

Deferred tax liabilities:
Property and equipment	15,764	19,381
Unrealized gains on short-term investments	270	233
Health care expense	1,091	408
Other	1,890	(252)

Total deferred tax liabilities	19,015	19,770

Net deferred tax liabilities (assets)	$(3,725)	$(3,875)

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 30,	January 31,	February 2,
Fiscal Year Ended	2010	2009	2008

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	0.3	5.7	2.9
Tax credits	(2.2)	(2.5)	(3.1)
Tax exempt interest	(0.7)	(2.6)	(3.4)
Effects of other permanent differences	0.6	0.5	0.4
Other	0.6	0.0	2.6

Effective income tax rate	33.6%	36.1%	34.4%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2009	First	Second	Third	Fourth

Retail sales	$238,055	$225,368	$190,966	$217,743
Total revenues	241,027	228,266	193,820	220,882
Cost of goods sold (exclusive of depreciation)	141,913	143,459	124,545	142,099
Income before income taxes	29,986	23,706	4,272	10,950
Net income	18,813	16,658	2,983	7,311
Basic earnings per share	$0.64	$0.57	$0.10	$0.25
Diluted earnings per share	$0.64	$0.56	$0.10	$0.25

Fiscal 2008	First	Second	Third	Fourth

Retail sales	$225,791	$230,957	$179,838	$209,091
Total revenues	228,828	233,868	182,785	212,238
Cost of goods sold (exclusive of depreciation)	141,620	148,020	127,172	145,245
Income before income taxes	27,182	18,320	1,274	5,834
Net income	16,853	12,091	823	3,866
Basic earnings per share	$0.57	$0.41	$0.03	$0.13
Diluted earnings per share	$0.57	$0.41	$0.03	$0.13

15.	Reportable Segment Information:

The Company has two reportable segments: retail and credit. The Company operates its women’s fashion specialty retail stores in 31 states, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2009	Retail	Credit	Total

Revenues	$874,555	$9,440	$883,995
Depreciation	21,799	30	21,829
Interest and other income	(4,313)	—	(4,313)
Income before taxes	66,064	2,850	68,914
Total assets	408,842	72,148	480,990
Capital expenditures	9,957	3	9,960

Fiscal 2008	Retail	Credit	Total

Revenues	$847,606	$10,112	$857,718
Depreciation	22,531	41	22,572
Interest and other income	(7,218)	—	(7,218)
Income before taxes	49,499	3,111	52,610
Total assets	361,697	73,656	435,353
Capital expenditures	19,443	—	19,443

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007	Retail	Credit	Total

Revenues	$836,023	$10,414	$846,437
Depreciation	22,112	100	22,212
Interest and other income	(8,218)	—	(8,218)
Income before taxes	44,983	4,250	49,233
Total assets	354,001	68,491	422,492
Capital expenditures	18,211	119	18,330

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates performance based on profit or loss from operations before income taxes. The Company does not allocate certain corporate expenses to the credit segment.

The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 30,	January 31,	February 2,
	2010	2009	2008

Bad debt expense	$3,643	$3,844	$2,844
Payroll	969	1,000	983
Postage	901	979	985
Other expenses	1,047	1,137	1,252

Total expenses	$6,560	$6,960	$6,064

16.	Stock Based Compensation:

The Company recognizes share-based compensation expense ratably over the vesting period, net of estimated forfeitures. During the twelve month periods ended January 30, 2010, January 31, 2009 and February 2, 2008, the Company recognized share-based compensation expense of $2,063,000, $2,156,000 and $1,694,000, respectively, which is classified as component of settling, general and administrative expense.

In accordance with U.S. GAAP, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of January 30, 2010, there was $5,755,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. Restricted stock compensation expense during the twelve months ended January 30, 2010, January 31, 2009 and February 2, 2008 was $1,920,000, $1,991,000 and $1,496,000, respectively.

As of January 30, 2010, there was approximately $4,600 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of .25 years. The total intrinsic value of options exercised in fiscal 2009 was approximately $414,500. The Company recognized $69,000, $91,000 and $113,000 of compensation expense related to the amortization of stock options during the twelve months ended January 30, 2010, January 31, 2009 and February 2, 2008.

The Company’s Employee Stock Purchase Plan allows eligible full-time associates to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve months ended January 30, 2010, the Company sold 27,056 shares to associates at an average discount of $3.52 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $73,000, $74,000 and $85,000 for fiscal years 2009, 2008 and 2007, respectively.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,350,000 shares are issuable. As of January 30, 2010, 612,838 shares had been granted from this Plan.

In May 2003, the shareholders approved the 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all associates may purchase Class A Common Stock through payroll deductions of up to 10% of their salary, up to a maximum market value of $25,000 per year. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, associates are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 27,051 shares, 32,830 shares and 27,164 shares for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

The Company adopted in 1987 an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key associates of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under an option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors. As of January 30, 2010, 5,831,373 shares had been granted under the plans.

In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,500,000 shares are issuable. The ability to grant awards under the 1999 Plan expired on July 31, 2004.

The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans as of January 30, 2010:

	1987	1999	2004
	Plan	Plan	Plan	Total

Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2009	18,627	—	868,078	886,705
January 30, 2010	18,627	—	737,162	755,789

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary shows the changes in the shares of restricted stock outstanding during the three fiscal years ended January 30, 2010:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share

Restricted stock awards at February 3, 2007	214,882	$22.92
Granted	102,399	21.14
Vested	—	—
Forfeited	(15,314)	19.90

Restricted stock awards at February 2, 2008	301,967	22.56
Granted	156,795	16.88
Vested	—	—
Forfeited	(18,841)	22.55

Restricted stock awards at January 31, 2009	439,921	20.46
Granted	158,225	18.91
Vested	(61,781)	22.34
Forfeited	(39,937)	20.35

Restricted stock awards at January 30, 2010	496,428	$19.74

Option plan activity for the three fiscal years ended January 30, 2010 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price

Outstanding options,
February 3, 2007	1,236,675	$5.50-21.75	$8.01
Granted	—	—	—
Exercised	(1,092,200)	5.50-17.84	7.41
Forfeited or expired	(5,400)	13.52-19.53	17.45

Outstanding options,
February 2, 2008	139,075	6.39-21.75	12.41
Granted	—	—	—
Exercised	(23,875)	8.19-13.97	9.36
Forfeited or expired	(7,250)	8.71-21.72	17.78

Outstanding options,
January 31, 2009	107,950	6.39-19.99	12.72
Granted	—	—	—
Exercised	(43,600)	6.39-15.08	10.71
Forfeited or expired	—	—	—

Outstanding options,
January 30, 2010	64,350	$11.10-19.99	$14.08

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in stock options outstanding during the twelve months ended January 30, 2010:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(a)

Options outstanding at January 31, 2009	107,950	$12.72	4.07 years	$124,257
Granted	—	—	—	—
Forfeited or expired	—
Exercised	43,600

Outstanding at January 30, 2010	64,350	$14.08	4.02 years	$398,312
Vested and exercisable at January 30, 2010	64,050	$14.07	4.02 years	$397,352

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following tables summarize stock option information at January 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$11.10 – $14.56	48,150	3.75 years	$13.23	48,150	$13.23
15.08 – 19.99	16,200	4.83 years	16.60	15,900	16.59

$11.10 – $19.99	64,350	4.02 years	$14.08	64,050	$14.07

Outstanding options at January 30, 2010 covered 64,350 shares of Class A Common Stock and no shares of Class B Common Stock. Outstanding options at January 31, 2009 covered 107,950 shares of Class A Common Stock and no shares of Class B Common Stock.

No options were granted in fiscal 2009 and no options were granted in fiscal 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

17.	Commitments and Contingencies:

Workers’ compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $250,000, respectively. The Company paid claims of $3,049,000, $3,388,000 and $4,080,000 in fiscal 2009, 2008 and 2007, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $4,003,000, $4,959,000 and $4,739,000 in fiscal 2009, 2008 and 2007, respectively. Accrued workers’ compensation and general liabilities were $4,921,000 and $4,889,000 at January 30, 2010 and January 31, 2009, respectively. The Company had no outstanding letters of credit relating to such claims at January 30, 2010 or at January 31, 2009. See Note 8 for a discussion of letters of credit related to purchase commitments and Note 11 for lease commitments.

The Company does not have any guarantee with third parties.

In addition, the Company has $2.6 million in escrow as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which are reported as restricted cash and short term investments in the Consolidated Balance Sheets.

The Company is a defendant in legal proceedings considered to be in the normal course of business the resolution of which, singularly or collectively, are not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 30, 2010. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 30, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2010 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 30, 2010, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2010 annual stockholders’ meeting (the “2010 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

Information contained under the captions “Executive Compensation”, “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2010 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information.

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 30, 2010.

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a))(2)

Equity compensation plans approved by security holders	64,350	$14.08	949,813
Equity compensation plans not approved by security holders	—	—	—

Total	64,350	$14.08	949,813

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

737,162 shares available for grant under the Company’s stock incentive plan, referred to as the 2004 Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key associates.

18,627 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

194,024 shares available under the 2003 Employee Stock Purchase Plan. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence:

Information contained under the caption “Certain Relationships and Related Person Transactions”, “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2010 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

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

Exhibit
Number		Description of Exhibit

3.1		Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
3.2		Registrant’s By Laws incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
4.1		Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10	.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).
10	.3*	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10	.4*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10	.5*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10	.6*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.

Exhibit
Number		Description of Exhibit

10	.7*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10	.9*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
21		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

EXHIBIT INDEX

Designation
of Exhibit		Page

21	Subsidiaries of the Registrant	54
23.1	Consent of Independent Registered Public Accounting Firm	55
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	56
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	57
32.1	Section 1350 Certification of Chief Executive Officer	58
32.2	Section 1350 Certification of Chief Financial Officer	59

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

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ BAILEY W. PATRICK Bailey W. Patrick (Director)

/s/ JOHN R. HOWE John R. Howe (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ GRANT L. HAMRICK Grant L. Hamrick (Director)

/s/ JEFFREY R. SHOCK Jeffrey R. Shock (Senior Vice President Controller (Principal Accounting Officer))	/s/ BRYAN F. KENNEDY III Bryan F. Kennedy III (Director)

/s/ THOMAS E. MECKLEY Thomas E. Meckley (Director)	/s/ A.F. (PETE) SLOAN A.F. (Pete) Sloan (Director)

/s/ GEORGE S. CURRIN George S. Currin (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance	Inventory
	Accounts(a)		Reserves(b)	Reserves(c)

Balance at February 3, 2007	$3,554		4,602	3,140
Additions charged to costs and expenses	2,844		4,739	1,350
Additions (reductions) charged to other accounts	1,038	(d)	(1,134)	—
Deductions	(4,173	)(e)	(4,080)	(664)

Balance at February 2, 2008	3,263		4,127	3,826
Additions charged to costs and expenses	3,825		4,959	747
Additions (reductions) charged to other accounts	933	(d)	(809)	—
Deductions	(4,298	)(e)	(3,388)	(1,142)

Balance at January 31, 2009	3,723		4,889	3,431
Additions charged to costs and expenses	3,643		4,003	225
Additions (reductions) charged to other accounts	846	(d)	(922)	—
Deductions	(4,938	)(e)	(3,049)	(782)

Balance at January 30, 2010	$3,274		$4,921	$2,874

(a)	Deducted from trade accounts receivable.

(b)	Reserve for Workers’ Compensation and General Liability.

(c)	Reserves for inventory shortage and markdowns.

(d)	Recoveries of amounts previously written off.

(e)	Uncollectible accounts written off.

S-2