Form 10-Q
period 2010-06-09
CATO CORP
filed 2010-06-09
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of May 26, 2010, there were 27,729,309 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 1, 2010

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended
	May 1, 2010	May 2, 2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$259,760	$238,055
Other income (principally finance charges, late fees and
layaway charges)	2,923	2,972
Total revenues	262,683	241,027

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	146,854	141,913
Selling, general and administrative (exclusive of depreciation
shown below)	68,559	64,644
Depreciation	5,271	5,544
Interest and other income	(892)	(1,060)
Cost and expenses, net	219,792	211,041

Income before income taxes	42,891	29,986

Income tax expense	15,831	11,173

Net income	$27,060	$18,813

Basic earnings per share	$0.92	$0.64

Diluted earnings per share	$0.92	$0.64

Dividends per share	$0.165	$0.165

Comprehensive income:
Net income	$27,060	$18,813
Unrealized losses on available-for-sale securities, net
of deferred income tax benefit	(87)	(26)
Net comprehensive income	$26,973	$18,787

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2010	May 2, 2009	January 30, 2010
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$53,731	$42,006	$50,385
Short-term investments	166,404	115,696	147,955
Restricted cash and investments	2,565	9,016	2,575
Accounts receivable, net of allowance for doubtful accounts of $3,230, $3,328 and $3,274 at May 1, 2010, May 2, 2009 and January 30, 2010, respectively

	40,742	42,518	40,154
Merchandise inventories	106,710	114,339	118,628
Deferred income taxes	7,821	6,406	7,812
Prepaid expenses	5,006	7,530	3,258
Total Current Assets	382,979	337,511	370,767
Property and equipment – net	101,469	114,096	102,769
Other assets	7,541	7,228	7,454
Total Assets	$491,989	$458,835	$480,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,267	$95,644	$103,627
Accrued expenses	34,457	33,901	31,615
Accrued bonus and benefits	12,895	8,888	22,286
Accrued income taxes	26,516	22,067	10,940
Total Current Liabilities	160,135	160,500	168,468
Deferred income taxes	4,086	2,528	4,087
Other noncurrent liabilities (primarily deferred rent)	16,468	19,325	17,123

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,844,023 shares, 36,443,898 shares, and 27,842,587 shares at May 1, 2010, May 2, 2009 and
January 30, 2010, respectively	928	1,215	928
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at May 1, 2010
May 2, 2009 and January 30, 2010, respectively	58	58	58
Additional paid-in capital	65,706	62,325	64,706
Retained earnings	244,161	368,306	225,086
Accumulated other comprehensive income	447	387	534
	311,300	432,291	291,312
Less Class A common stock in treasury, at cost (-0- shares,
8,660,333 shares and -0- shares at May 1, 2010,
May 2, 2009 and January 30, 2010, respectively)	-	(155,809)	-
Total Stockholders' Equity	311,300	276,482	291,312
Total Liabilities and Stockholders’ Equity	$491,989	$458,835	$480,990

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 1, 2010	May 2, 2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$27,060	$18,813
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,271	5,544
Provision for doubtful accounts	824	924
Share based compensation	493	426
Excess tax benefits from share-based compensation	(82)	(26)
Loss on disposal of property and equipment	53	149
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(1,412)	694
Merchandise inventories	11,918	(2,049)
Prepaid and other assets	(1,767)	(3,299)
Accrued income taxes	15,658	10,587
Accounts payable, accrued expenses and other liabilities	(24,565)	(1,740)
Net cash provided by operating activities	33,451	30,023

Investing Activities:
Expenditures for property and equipment	(4,024)	(3,533)
Purchase of short-term investments	(35,960)	(36,590)
Sales of short-term investments	17,347	14,316
Change in restricted cash and investments	10	73
Net cash used in investing activities	(22,627)	(25,734)

Financing Activities:
Dividends paid	(4,882)	(4,849)
Repurchase of common stock	(3,111)	-
Proceeds from employee stock purchase plan	192	178
Excess tax benefits from share-based compensation	82	26
Proceeds from stock options exercised	241	100
Net cash provided used in financing activities	(7,478)	(4,545)

Net increase in cash and cash equivalents	3,346	(256)

Cash and cash equivalents at beginning of period	50,385	42,262
Cash and cash equivalents at end of period	$53,731	$42,006

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 1, 2010 and May 2, 2009 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The year-end condensed consolidated balance sheet presented as of the fiscal year ended January 30, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On May 27, 2010, the Board of Directors increased the quarterly dividend by 12% from $.165 per share to $.185 per share or an annualized rate of $.74 per share.

In September 2009, the Company retired all of its treasury stock shares.  The excess of the price over par value of common stock of approximately $155.6 million was charged to retained earnings upon the retirement of the treasury stock.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 2 - EARNINGS PER SHARE:

ASC 260 – Earnings Per Share requires dual presentation of basic and diluted Earnings Per Share (EPS) on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statements of Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of the EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Three Months Ended
	May 1, 2010	May 2, 2009
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$27,060	$18,813
Earnings allocated to non-vesting equity awards	(453)	(271)
Net earnings available to common shares outstanding	$26,607	$18,542

Basic weighted-average common shares outstanding	29,014,934	28,955,815

Basic earnings per share	$0.92	$0.64

Diluted earnings per share:
Net earnings	$27,060	$18,813
Earnings allocated to non-vesting equity awards	(453)	(271)
Net earnings available to common shares outstanding	$26,607	$18,542

Basic weighted-average common shares outstanding	29,014,934	28,955,815
Dilutive effect of stock options	12,686	17,085
Diluted weighted avg. shares outstanding	29,027,620	28,972,900

Diluted earnings per share	$0.92	$0.64

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended May 1, 2010 and May 2, 2009 were $188,000 and $136,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 1, 2010, the Company had an unsecured revolving credit agreement of $35 million.  Net of the Company’s standby letter of credit for payments to the current general liability and workers’ compensation insurance processor, the revolving credit agreement provided for borrowings of up to $33.3  million at May 1, 2010.  The revolving credit agreement is committed until August 2010 and is currently being reviewed by management for extension or renegotiation.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 1, 2010.  There were no borrowings outstanding under this credit facility during the three months ended May 1, 2010 or May 2, 2009, respectively, or the fiscal year ended January 30, 2010.  Interest on any borrowings is based on LIBOR, which was 0.28% at May 1, 2010.

At May 1, 2010 and May 2, 2009 the Company had approximately $4.4 million and $4.0 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at May 1, 2010, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 1, 2010	Retail	Credit	Total

Revenues	$260,461	$2,222	$262,683
Depreciation	5,265	6	5,271
Interest and other income	(892)	-	(892)
Income before taxes	42,262	629	42,891
Total assets	418,956	73,033	491,989
Capital expenditures	4,024	-	4,024

Three Months Ended
May 2, 2009	Retail	Credit	Total

Revenues	$238,608	$2,419	$241,027
Depreciation	5,534	10	5,544
Interest and other income	(1,060)	-	(1,060)
Income before taxes	29,370	616	29,986
Total assets	384,459	74,376	458,835
Capital expenditures	3,533	-	3,533

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009

Bad debt expense	$823	$924
Payroll	235	249
Postage	228	245
Other expenses	301	375

Total expenses	$1,587	$1,793

NOTE 6 – STOCK BASED COMPENSATION:

As of May 1, 2010, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.  The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 30, 2010	18,627	-	737,162	755,789
May 1, 2010	18,627	-	619,392	638,019

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 1, 2010 and May 2, 2009, there was $7,975,000 and $6,545,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.1 years and 2.7 years, respectively. The total fair value of the shares recognized as compensation expense during the first quarter ended May 1, 2010 was $454,000 compared to $329,000 for the first quarter ended May 2, 2009.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the three months ended May 1, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2010	496,428	$19.74
Granted	118,020	24.50
Vested	(83,112)	22.55
Forfeited or expired	(250)	17.84
Restricted stock awards at May 1, 2010	531,086	$20.36

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 1, 2010 and May 2, 2009, the Company sold 11,363 and 12,113 shares to employees at an average discount of $2.99 and $2.60 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $34,000 and $31,000 for the three months ended May 1, 2010 and May 2, 2009, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the three months ended May 1, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 30, 2010	64,350	$14.08	4.02 years	$398,312
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	16,650
Outstanding at May 1, 2010	47,700	$13.95	3.61 years	$364,861
Vested and exercisable at May 1, 2010	47,700	$13.95	3.61 years	$364,861

(a)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first quarter of fiscal 2010 or fiscal 2009.

As of May 1, 2010, there was approximately $2,000 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 0.40 years. The total intrinsic value of options exercised during the first quarter ended May 1, 2010 was approximately $158,000.

The Company recognized share-based compensation expense for nonvested options of $2,000 and $40,000 for the first quarter ended May 1, 2010 and May 2, 2009, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended May 1, 2010, the Company’s effective tax rate was 36.9% compared to 37.3% for the prior year quarter ended May 2, 2009.  During the next 12 months, various taxing authorities’ statutes of limitations are expected to expire which could result in a potential reduction of unrecognized tax benefits.  In addition, certain state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not currently estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of May 1, 2010 and January 30, 2010.

($ in thousands)		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	May 1, 2010	Level 1	Level 2	Level 3

State/Municipal Bonds	$78,224	$78,224
Corporate Bonds	8,080	8,080
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	82,620	82,620
Privately Managed Funds	1,961			1,961
Corporate Equities	476	476

Total	$174,811	$169,400	$-	$5,411

($ in thousands)		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30,	Assets	Inputs	Inputs
Description	2010	Level 1	Level 2	Level 3

State/Municipal Bonds	$76,056	$76,056
Corporate Bonds	8,989	8,989
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	65,382	65,382
Privately Managed Funds	1,940			1,940
Corporate Equities	407	407

Total	$156,224	$150,834	$-	$5,390

11

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both May 1, 2010 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 61 days to 31 years.  These securities are classified as available-for-sale and are recorded at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income.

Additionally, at May 1, 2010, the Company had $2.0 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million all of which are recorded within Other assets in the Condensed Consolidated Balance Sheets.  At January 30, 2010, the Company had $1.9 million of privately managed funds, $0.4 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Condensed Consolidated Balance Sheets.

The Company’s failed ARS was measured at fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

The Company’s privately managed funds consist of two fund of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following table summarizes the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first three months of fiscal 2010:

Roll Forward
($ in thousands)	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in earnings (or changes in net assets)
Included in other comprehensive income		21	21
Ending Balance at May 1, 2010	$3,450	$1,961	$5,411

13

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2010 AND MAY 2, 2009

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements.  This ASU is effective for the Company on January 31, 2010, and did not have a material impact on the Company’s financial position or results of operations.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:

The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2010 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse economic and credit market conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 30, 2010 (fiscal 2009), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, workers’ compensation, general and auto insurance liabilities, group health insurance, inventory markdowns, litigation, calculation of asset impairment, store closings, inventory shrinkage and uncertain tax positions.

The Company’s critical accounting policies and estimates are discussed with the Audit Committee on a quarterly basis.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 1, 2010	May 2, 2009
Total retail sales	100.0%	100.0%
Other income	1.1	1.3
Total revenues	101.1	101.3
Cost of goods sold	56.5	59.6
Selling, general and administrative	26.4	27.2
Depreciation	2.0	2.3
Interest and other income	(0.3)	(0.4)
Income before income taxes	16.5	12.6
Net income	10.4	7.9

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of First Quarter of 2010 with 2009.

Total retail sales for the first quarter were $259.8 million compared to last year’s first quarter sales of $238.1 million, a 9.1% increase.  Same-store sales increased 8.0% in the first quarter of fiscal 2010 due to strong Easter sales and favorable weather.   Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $262.7 million for the first quarter ended May 1, 2010, compared to $241.0 million for the first quarter ended May 2, 2009. The Company operated 1,272 stores at May 1, 2010 compared to 1,285 stores at the end of last year’s first quarter.  For the first three months of 2010 the Company opened four new stores, relocated one store and closed three stores.  The Company expects to open approximately 50 stores, relocate six stores and close approximately 40 stores in fiscal 2010.

Credit revenue of $2.2 million represented 0.8% of total revenues in the first quarter of fiscal 2010, compared to 2009 credit revenue of $2.4 million or 1.0% of total revenues.  Credit revenue decreased for the comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.6 million in the first quarter of 2010, compared to last year’s first quarter expenses of $1.8 million.  The decrease was primarily due to lower bad debt expense as well as slightly reduced administrative expenses compared to the first quarter of 2009.

Other income in total, as included in total revenues, was $2.9 million for the first quarter of fiscal 2010, compared to $3.0 million for the prior year’s comparable first quarter. The slight overall decrease resulted primarily from lower finance charges partially offset by an increase in layaway charges.

Cost of goods sold was $146.9 million, or 56.5% of retail sales for the first quarter of fiscal 2010, compared to $141.9 million, or 59.6% of retail sales in the first quarter of fiscal 2009.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2010 resulted primarily from leveraging higher sales and lower markdowns.  The decrease in markdowns was primarily attributable to inventory management and higher sell-throughs of regular priced merchandise.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold) increased by 17.5% to $112.9 million for the first quarter of fiscal 2010 compared to $96.1 million in the first quarter of fiscal 2009.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $68.6 million, or 26.4% of retail sales for the first quarter of fiscal 2010, compared to $64.6 million, or 27.2% of retail sales in the first quarter of fiscal 2009.  SG&A expenses as a percentage of retail sales decreased 80 basis points for the first quarter of fiscal 2010 as compared to the prior year primarily as a result of leveraging higher sales.  The overall dollar increase for the first quarter of fiscal 2010 was primarily attributable to increased incentive based compensation expenses, group health insurance expenses, and workers’ compensation expenses, slightly offset by lower store closing and legal costs.

Depreciation expense was $5.3 million, or 2.0% of retail sales for the first quarter of fiscal 2010, compared to $5.5 million, or 2.3% of retail sales for the first quarter of fiscal 2009.  The decrease in depreciation expense was due to lower store development in the past two years and decreased  information technology investments.

Interest and other income was $0.9 million, or 0.3% of retail sales for the first quarter of fiscal 2010, compared to $1.1 million, or 0.4% of retail sales for the first quarter of fiscal 2009 primarily due to lower interest income due to reduced interest rates.

Income tax expense was $15.8 million or 6.1% of retail sales for the first quarter of fiscal 2010, compared to $11.2 million, or 4.7% of retail sales for the first quarter of fiscal 2009. The first quarter increase resulted from higher pre-tax income offset by a slightly lower effective tax rate.  The effective income tax rate for the first quarter of fiscal 2010 was 36.9% compared to 37.3% for the first quarter of 2009.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2010 was $33.5 million as compared to $30.0 million in the first three months of fiscal 2009. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at May 1, 2010 and borrowing capacity under the facility was $33.3 million, net of standby letter of credit obligations.

Cash provided by operating activities for the first three months of fiscal 2010 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $3.5 million for the first three months of fiscal 2010 as compared to the first three months of fiscal 2009 was primarily due to an increase in net income, a change in inventories, and accrued income taxes partially offset by a decrease in imports payable and payment of incentive based compensation.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations will be adequate to fund the Company’s dividends, share repurchases, other operating requirements and expected capital expenditures for fiscal 2010 and for the foreseeable future.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At May 1, 2010, the Company had working capital of $222.8 million compared to $177.0 million at May 2, 2009.  Additionally, the Company had $2.5 million invested in privately managed investment funds and other miscellaneous equities at May 1, 2010, which are included in Other Assets on the Condensed Consolidated Balance Sheets.

At May 1, 2010, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $33.3 million.  The revolving credit agreement is committed until August 2010 and is currently being reviewed by management for extension or renegotiation. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 1, 2010.  There were no borrowings outstanding under the credit facility during the first quarter ended May 1, 2010 or the fiscal year ended January 30, 2010.

At May 1, 2010 and May 2, 2009, the Company had approximately $4.4 million and $4.0 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.  In addition, the Company has a standby letter of credit in the amount of approximately $1.7 million at May 1, 2010 for payments to the current general liability and workers’ compensation insurance processor.

Expenditures for property and equipment totaled $4.0 million in the first quarter of fiscal 2010, compared to $3.5 million in last year’s first quarter.  The expenditures for the first three months of 2010 were primarily for the development of four new stores and additional investments in new technology.  For the full fiscal 2010 year, the Company expects to invest approximately $24.1 million for capital expenditures.  This includes expenditures to open 50 new stores and relocate six stores.

Net cash used in investing activities totaled $22.6 million in the first quarter of fiscal 2010 compared to $25.7 million used in the comparable period of 2009.  The increase was due primarily to the increase in sales of short-term investments relative to purchases.

On May 27, 2010, the Board of Directors increased the quarterly dividend by 12% from $.165 per share to $.185 per share or an annualized rate of $.74 per share.

In September 2009, the Company retired all of its shares of treasury stock.  The excess of the price over par value of common stock of approximately $155.6 million was charged to retained earnings upon the retirement of the treasury stock.

As of May 1, 2010, the Company had 551,596 shares remaining in the share repurchase program.  There is no specified expiration date for the Company’s repurchase program.  For the three months ended May 1, 2010, the Company repurchased 144,346 shares at a cost of $3,110,976. During the month of May 2010, the Company repurchased 108,654 additional shares at a cost of $2,571,629.

The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both May 1, 2010 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 61 days to 31 years.  These securities are classified as available-for-sale and are recorded at estimated fair value, with unrealized gains and temporary losses reported net of taxes as accumulated other comprehensive income.

Additionally, at May 1, 2010, the Company had $2.0 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million all of which are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 1, 2010.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 1, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A. RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 30, 2010.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended May 1, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Dollar Value of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	Of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (2)	Programs (1)	The Plans or Programs (1)
February 2010	-	-	-
March 2010	41,362	$21.30	$880,915
April 2010	102,984	21.65	2,230,001
Total	144,346	$21.55	$3,110,976	551,596

(1)    On August 30, 2007, the Company’s Board of Directors authorized an increase in the share repurchase program to two million shares.  An additional increase of 500,000 shares was authorized on February 26, 2009.  As of January 30, 2010, the Company’s share repurchase program had 695,942 shares remaining in open authorizations.  At the first quarter ending May 1, 2010, the Company had 551,596 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.  During the month of May 2010, the Company repurchased 108,654 additional shares at a cost of $2,571,629.

(2)    Prices include trading costs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 4.  REMOVED AND RESERVED

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

                                                                                    THE CATO CORPORATION

June 9, 2010	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 9, 2010	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer