Form 10-Q
period 2010-09-08
CATO CORP
filed 2010-09-08
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Yes	X	No

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

As of September 8, 2010, there were 27,734,000 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 31, 2010

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$231,865	$225,369	$491,625	$463,423
Other income (principally finance charges, late fees and
layaway charges)	2,862	2,897	5,785	5,870
Total revenues	234,727	228,266	497,410	469,293

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	143,039	143,459	289,893	285,372
Selling, general and administrative (exclusive of
depreciation shown below)	62,268	56,480	130,828	121,124
Depreciation	5,277	5,482	10,547	11,026
Interest and other income	(957)	(861)	(1,849)	(1,921)
Cost and expenses, net	209,627	204,560	429,419	415,601

Income before income taxes	25,100	23,706	67,991	53,692

Income tax expense	9,081	7,048	24,912	18,220

Net income	$16,019	$16,658	$43,079	$35,472

Basic earnings per share	$0.54	$0.57	$1.46	$1.21

Diluted earnings per share	$0.54	$0.56	$1.46	$1.20

Dividends per share	$0.185	$0.165	$0.35	$0.33

Comprehensive income:
Net income	$16,019	$16,658	$43,079	$35,472
Unrealized losses on available-for-sale securities, net
of deferred income tax benefit	130	56	44	30
Comprehensive income	$16,149	$16,714	$43,123	$35,502

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	August 1, 2009	January 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$68,336	$28,888	$50,385
Short-term investments	165,755	145,427	147,955
Restricted cash and investments	2,547	9,057	2,575
Accounts receivable, net of allowance for doubtful accounts of $3,233, $3,301 and $3,274 at July 31, 2010, August 1, 2009 and January 30, 2010, respectively

	39,747	41,798	40,154
Merchandise inventories	95,720	93,807	118,628
Deferred income taxes	7,748	6,408	7,812
Prepaid expenses	5,352	7,875	3,258
Total Current Assets	385,205	333,260	370,767
Property and equipment – net	100,869	111,001	102,769
Other assets	7,499	7,324	7,454
Total Assets	$493,573	$451,585	$480,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$79,802	$76,923	$103,627
Accrued expenses	32,587	32,648	31,615
Accrued bonus and benefits	18,062	10,742	22,286
Accrued income taxes	22,493	20,817	10,940
Total Current Liabilities	152,944	141,130	168,468
Deferred income taxes	4,087	2,528	4,087
Other noncurrent liabilities (primarily deferred rent)	16,362	18,639	17,123

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,736,131 shares, 36,471,549 shares, and 27,842,587 shares at July 31, 2010, August 1, 2009 and
January 30, 2010, respectively	925	1,216	928
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at July 31, 2010
August 1, 2009 and January 30, 2010	58	58	58
Additional paid-in capital	66,584	63,328	64,706
Retained earnings	252,036	380,101	225,086
Accumulated other comprehensive income	577	443	534
Stockholders' Equity Before Treasury Stock	320,180	445,146	291,312
Less Class A common stock in treasury, at cost (-0- shares,
8,662,902 shares and -0- shares at July 31, 2010,
August 1, 2009 and January 30, 2010, respectively)	-	(155,858)	-
Total Stockholders' Equity	320,180	289,288	291,312
Total Liabilities and Stockholders’ Equity	$493,573	$451,585	$480,990

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31, 2010	August 1, 2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$43,079	$35,472
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,547	11,026
Provision for doubtful accounts	1,499	1,752
Share based compensation	1,213	1,230
Excess tax benefits from share-based compensation	(133)	(72)
Loss on disposal of property and equipment	220	393
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(1,092)	586
Merchandise inventories	22,908	18,483
Prepaid and other assets	(2,145)	(3,740)
Accrued income taxes	11,686	9,383
Accounts payable, accrued expenses and other liabilities	(27,840)	(20,548)
Net cash provided by operating activities	59,942	53,965

Investing Activities:
Expenditures for property and equipment	(8,866)	(6,170)
Purchase of short-term investments	(111,454)	(96,292)
Sales of short-term investments	93,768	44,347
Change in restricted cash and investments	28	32
Net cash used in investing activities	(26,524)	(58,083)

Financing Activities:
Dividends paid	(10,304)	(9,723)
Repurchase of common stock	(5,840)	(49)
Proceeds from employee stock purchase plan	218	200
Excess tax benefits from share-based compensation	133	72
Proceeds from stock options exercised	326	244
Net cash provided used in financing activities	(15,467)	(9,256)

Net increase in cash and cash equivalents	17,951	(13,374)

Cash and cash equivalents at beginning of period	50,385	42,262
Cash and cash equivalents at end of period	$68,336	$28,888

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 31, 2010 and August 1, 2009 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

On August 26, 2010, the Board of Directors maintained the quarterly dividend at $.185 per share or an annualized rate of $.74 per share.

In September 2009, the Company retired all of its treasury stock shares.  The excess of the price over par value of common stock of approximately $155.6 million was charged to retained earnings upon the retirement of the treasury stock.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 2 - EARNINGS PER SHARE:

ASC 260 – Earnings Per Share requires dual presentation of basic and diluted Earnings Per Share (“EPS”) on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statements of Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of the EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$16,019	$16,658	$43,079	$35,472
Earnings allocated to non-vesting equity awards	(270)	(244)	(728)	(516)
Net earnings available to common shares outstanding	$15,749	$16,414	$42,351	$34,956

Basic weighted-average common shares outstanding	28,966,065	29,039,565	28,990,500	28,997,030

Basic earnings per share	$0.54	$0.57	$1.46	$1.21

Diluted earnings per share:
Net earnings	$16,019	$16,658	$43,079	$35,472
Earnings allocated to non-vesting equity awards	(270)	(244)	(728)	(516)
Net earnings available to common shares outstanding	$15,749	$16,414	$42,351	$34,956

Basic weighted-average common shares outstanding	28,966,065	29,039,565	28,990,500	28,997,030
Dilutive effect of stock options	12,710	21,964	12,109	18,393
Diluted weighted avg. shares outstanding	28,978,775	29,061,529	29,002,609	29,015,423

Diluted earnings per share	$0.54	$0.56	$1.46	$1.20

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended July 31, 2010 and August 1, 2009 were $13,315,000 and $9,435,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 31, 2010, the Company had an unsecured revolving credit agreement of $35.0 million.  Net of the Company’s standby letter of credit for payments to the current general liability and workers’ compensation insurance processor, the revolving credit agreement provided for borrowings of up to $33.3 million at July 31, 2010.  In August, 2010, the Company extended the revolving credit agreement until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 31, 2010.  There were no borrowings outstanding under this credit facility during the six months ended July 31, 2010 or August 1, 2009 or during the fiscal year ended January 30, 2010.  Interest on any borrowings is based on LIBOR, which was 0.305% at July 31, 2010.

At July 31, 2010 and August 1, 2009 the Company had approximately $10.3 million and $8.3 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.  In addition, the Company has a standby letter of credit in the amount of approximately $1.7 million at July 31, 2010 for payments to the current general liability and workers’ compensation insurance processor.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at July 31, 2010, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 31, 2010	Retail	Credit	Total	July 31, 2010	Retail	Credit	Total

Revenues	$232,607	$2,120	$234,727	Revenues	$493,068	$4,342	$497,410
Depreciation	5,272	5	5,277	Depreciation	10,536	11	10,547
Interest and other income	(957)	-	(957)	Interest and other income	(1,849)	-	(1,849)
Income before taxes	24,257	843	25,100	Income before taxes	66,520	1,471	67,991
Total assets	420,486	73,087	493,573	Total assets	420,486	73,087	493,573
Capital expenditures	4,842	-	4,842	Capital expenditures	8,866	-	8,866

Three Months Ended				Six Months Ended
August 1, 2009	Retail	Credit	Total	August 1, 2009	Retail	Credit	Total

Revenues	$225,932	$2,334	$228,266	Revenues	$464,541	$4,752	$469,293
Depreciation	5,476	6	5,482	Depreciation	11,010	16	11,026
Interest and other income	(861)	-	(861)	Interest and other income	(1,921)	-	(1,921)
Income before taxes	22,918	788	23,706	Income before taxes	52,288	1,404	53,692
Total assets	380,522	71,063	451,585	Total assets	380,522	71,063	451,585
Capital expenditures	2,631	-	2,631	Capital expenditures	6,170	-	6,170

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Bad debt expense	$676	$828	$1,499	$1,752
Payroll	239	247	474	496
Postage	197	224	425	469
Other expenses	160	241	462	615

Total expenses	$1,272	$1,540	$2,860	$3,332

NOTE 6 – STOCK BASED COMPENSATION:

As of July 31, 2010, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.  The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 30, 2010	18,627	-	737,162	755,789
July 31, 2010	18,627	-	619,476	638,103

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 31, 2010 and August 1, 2009, there was $7,312,000 and $5,105,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.9 years and 3.2 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended July 31, 2010 was $770,000 and $1,226,000, respectively, compared to $757,000 and $1,087,000 for the second quarter and six months ended August 1, 2009, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the six months ended July 31, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2010	496,428	$19.74
Granted	118,020	24.50
Vested	(86,261)	22.83
Forfeited or expired	(7,696)	19.46
Restricted stock awards at July 31, 2010	520,491	$20.31

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 31, 2010 and August 1, 2009, the Company sold 12,729 and 13,686 shares to employees at an average discount of $3.03 and $2.57 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $39,000 and $35,000 for the six months ended July 31, 2010 and August 1, 2009, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the six months ended July 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 30, 2010	64,350	$14.08	4.02 years	$398,312
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	22,550
Outstanding at July 31, 2010	41,800	$13.87	3.36 years	$360,809
Vested and exercisable at July 31, 2010	41,800	$13.87	3.36 years	$360,809

(a)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first half of fiscal 2010 or fiscal 2009.

The total intrinsic value of options exercised during the second quarter and six months ended July 31, 2010 was approximately $51,000 and $215,000, respectively.

During the quarter, the Company completed amortizing its nonvested options.  In accordance with ASC 718, the Company adjusted its related forfeiture assumption.  As a result, the Company recognized a reduction in shared based compensation expense of $53,000 and $52,000 for the second quarter and six month period ended July 31, 2010, respectively, compared to an expense of $15,000 and $55,000 for the second quarter and six month period ended August 1, 2009, respectively.  These amounts are classified as a component of selling, general and administrative expenses.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended July 31, 2010, the Company’s effective tax rate was 36.2% compared to 29.7% for the prior year quarter ended August 1, 2009.  The prior year quarter was impacted by the reduction of the provision for unrecognized tax benefits resulting from the closing of certain state income tax audits.  The effective income tax rate for the first six months of fiscal 2010 was 36.6% compared to 33.9% for the first six months of fiscal 2009.  During the next 12 months, various taxing authorities’ statues of limitations will expire which could result in a potential reduction of the provision for unrecognized tax benefits.  In addition, certain state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of July 31, 2010 and January 30, 2010.

($ in thousands)		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	July 31, 2010	Level 1	Level 2	Level 3

State/Municipal Bonds	$101,837	$101,837
Corporate Bonds	30,672	30,672
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	35,057	35,057
Privately Managed Funds	1,962			1,962
Corporate Equities	431	431

Total	$173,409	$167,997	$-	$5,412

($ in thousands)		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30,	Assets	Inputs	Inputs
Description	2010	Level 1	Level 2	Level 3

State/Municipal Bonds	$76,056	$76,056
Corporate Bonds	8,989	8,989
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	65,382	65,382
Privately Managed Funds	1,940			1,940
Corporate Equities	407	407

Total	$156,224	$150,834	$-	$5,390

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both July 31, 2010 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 61 days to 30 years.  These securities are classified as available-for-sale and are recorded as short term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at July 31, 2010, the Company had $2.0 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.  At January 30, 2010, the Company had $1.9 million of privately managed funds, $0.4 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following table summarizes the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first six months of fiscal 2010:

Roll Forward
($ in thousands)	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in earnings (or changes in net assets)		22	22
Included in other comprehensive income
Ending Balance at July 31, 2010	$3,450	$1,962	$5,412

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND AUGUST 1, 2009

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements.  This ASU was effective for the Company on January 31, 2010, and did not have a material impact on the Company’s financial position or results of operations.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION:

The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2010 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodelings and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: general economic conditions including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse economic and credit market conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2009”), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, workers’ compensation, general and auto insurance liabilities, group health insurance, inventory markdowns, litigation, calculation of asset impairment, store closings, inventory shrinkage and uncertain tax positions.

The Company’s critical accounting policies and estimates are discussed with the Audit Committee on a quarterly basis.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.2	1.3	1.2	1.3
Total revenues	101.2	101.3	101.2	101.3
Cost of goods sold	61.7	63.7	59.0	61.6
Selling, general and administrative	26.9	25.1	26.6	26.1
Depreciation	2.3	2.4	2.1	2.4
Interest and other income	(0.4)	(0.4)	(0.4)	(0.4)
Income before income taxes	10.8	10.5	13.8	11.6
Net income	6.9	7.4	8.8	7.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of Second Quarter and First Six Months of 2010 with 2009.

Total retail sales for the second quarter were $231.9 million compared to last year’s second quarter sales of $225.4 million, a 2.9% increase.  Same-store sales increased 2.0% in the second quarter of fiscal 2010 due to sell throughs of regular price merchandise.  For the six months ended July 31, 2010, total retail sales were $491.6 million compared to last years first six months sales of $463.4 million, and same-store sales increased 5.0% for the comparable six month period.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $234.7 million and $497.4 million for the second quarter and six months ended July 31, 2010, respectively, compared to $228.3 million and $469.3 million for the second quarter and six months ended August 1, 2009, respectively. The Company operated 1,275 stores at July 31, 2010 compared to 1,285 stores at the end of last year’s second quarter, respectively.  For the first six months of 2010 the Company opened 13 new stores, relocated three stores and closed nine stores.  The Company currently expects to open approximately 41 stores, relocate six stores and close approximately 35 stores in fiscal 2010.

Credit revenue of $2.1 million represented 0.9% of total revenues in the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009 credit revenue of $2.3 million or 1.0% of total revenues.  Credit revenue decreased for the comparable period due to lower finance charge income due to decreased sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.3 million in the second quarter of 2010, compared to last year’s second quarter expenses of $1.5 million.  The decrease was primarily due to lower bad debt expense as well as reduced administrative expenses compared to the second quarter of 2009.

Other income in total, as included in total revenues, was $2.9 million and $5.8 million for the second quarter and first six months of fiscal 2010, compared to $2.9 million and $5.9 million for the prior year’s comparable second quarter and first six months. The slight overall year-to-date decrease resulted primarily from lower finance charges and late fees partially offset by an increase in layaway charges.

Cost of goods sold was $143.0 million, or 61.7% of retail sales and $289.9 million or 59.0% of retail sales for the second quarter and first six months of fiscal 2010, compared to $143.5 million, or 63.7% of retail sales and $285.4 million or 61.6% of retail sales for the prior year’s comparable three and six month periods, respectively.  The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2010 resulted primarily from leveraging higher sales and lower markdowns.  The decrease in markdowns was primarily attributable to inventory management and higher sell-throughs of regular priced merchandise.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold) increased by 8.4% to $88.8 million for the second quarter of fiscal 2010 and increased by 13.3% to $201.7 million for the first six months of fiscal 2010 compared to $81.9 million and $178.1 million for the prior year’s comparable three and six month periods, respectively.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $62.3 million, or 26.9% of retail sales and $130.8 million, or 26.6% of retail sales for the second quarter and first six months of fiscal 2010, respectively, compared to $56.5 million, or 25.1% of retail sales and $121.1 million, or 26.1% of retail sales for the prior year’s comparable three and six month periods, respectively.  SG&A expenses as a percentage of retail sales increased 180 basis points for the second quarter of fiscal 2010 as compared to the prior year primarily as a result of higher accrued incentive compensation and workers’ compensation costs.  For the first six months of fiscal 2010, SG&A expenses increased 50 basis points as compared to the prior year.  The overall dollar increase for the first six months of fiscal 2010 was primarily attributable to increased incentive based compensation, payroll and workers’ compensation expenses partially offset by a reduction in legal expense.

Depreciation expense was $5.3 million, or 2.3% of retail sales and $10.5 million, or 2.1% of retail sales for the second quarter and first six months of fiscal 2010, respectively, compared to $5.5 million, or 2.4% of retail sales and $11.0 million, or 2.4% of retail sales for the prior year’s comparable three and six month periods, respectively.  The decrease in depreciation expense was due to lower store development in the past two years and decreased information technology investments.

Interest and other income was $1.0 million, or 0.4% of retail sales and $1.8 million, or 0.4% of retail sales for the second quarter and first six months of fiscal 2010, respectively, compared to $0.9 million, or 0.4% of retail sales and $1.9 million, or 0.4% of retail sales for the prior year’s comparable three and six month periods, respectively.  The slight decrease for the first six months of fiscal 2010 was primarily due to lower interest income due to reduced yields.

Income tax expense was $9.1 million or 3.9% of retail sales and $24.9 million, or 5.1% for the second quarter and first six months of fiscal 2010, respectively, compared to $7.0 million, or 3.1% of retail sales and $18.2 million, or 3.9% of retail sales for the prior year’s comparable three and six month periods, respectively.  The second quarter increase resulted from higher pre-tax income and a higher effective tax rate.  The effective income tax rate for the second quarter of fiscal 2010 was 36.2% compared to 29.7% for the second quarter of 2009.  The prior year quarter was impacted by the reduction of the provision for unrecognized tax benefits resulting from the closing of certain state income tax audits.  The effective income tax rate for the first six months of fiscal 2010 was 36.6% compared to 33.9% for the six months of fiscal 2009.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2010 was $59.9 million as compared to $54.0 million in the first six months of fiscal 2009. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at July 31, 2010, and borrowing capacity under the facility was $33.3 million, net of standby letter of credit obligations.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Cash provided by operating activities for the first six months of fiscal 2010 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $5.9 million for the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was primarily due to an increase in net income, a change in inventories, and accrued income taxes partially offset by a decrease in imports payable and payment of incentive based compensation.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations, will be adequate to fund the Company’s operating requirements, dividends, share repurchases and expected capital expenditures for the balance of fiscal 2010 and for the foreseeable future.

At July 31, 2010, the Company had working capital of $232.3 million compared to $192.1 million at August 1, 2009.  Additionally, the Company had $2.4 million invested in privately managed investment funds and other miscellaneous equities at July 31, 2010, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At July 31, 2010, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $33.3 million, net of standby letter of credit obligations.  In August 2010, the Company extended the revolving credit agreement until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 31, 2010.  There were no borrowings outstanding under the credit facility during the second quarter ended July 31, 2010 or the fiscal year ended January 30, 2010.

At July 31, 2010 and August 1, 2009, the Company had approximately $10.3 million and $8.3 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.  In addition, the Company has a standby letter of credit in the amount of approximately $1.7 million at July 31, 2010 for payments to the current general liability and workers’ compensation insurance processor.

Expenditures for property and equipment totaled $8.9 million in the first six months of fiscal 2010, compared to $6.2 million in last year’s first six months.  The expenditures for the first six months of 2010 were primarily for the development of 13 new stores and additional investments in new technology.  For the full fiscal 2010 year, the Company expects to invest approximately $20.8 million for capital expenditures.  This includes expenditures to open 41 new stores and relocate six stores.

Net cash used in investing activities totaled $26.5 million in the first six months of fiscal 2010 compared to $58.1 million used in the comparable period of 2009.  The decrease was due primarily to the increase in sales of short-term investments over purchases of such investments.

On August 26, 2010, the Board of Directors maintained the quarterly dividend at $.185 per share or an annualized rate of $.74 per share.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

As of July 31, 2010, the Company had 442,942 shares remaining available for repurchase under its share repurchase program.  There is no specified expiration date for the Company’s repurchase program.  For the three months ended July 31, 2010, the Company repurchased 108,654 shares at a cost of $2,571,629.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both July 31, 2010 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 61 days to 30 years.  These securities are classified as available-for-sale and are recorded as short term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at July 31, 2010, the Company had $2.0 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2010.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Dollar Value of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	Of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (2)	Programs (1)	The Plans or Programs (1)
May 2010	108,654	$23.67	$2,571,629
June 2010	-	-	-
July 2010	-	-	-
Total	108,654	$23.67	$2,571,629	442,942

(1)    On August 30, 2007, the Company’s Board of Directors authorized an increase in the share repurchase program to two million shares.  An additional increase of 500,000 shares was authorized on February 26, 2009.  As of January 30, 2010, the Company’s share repurchase program had 695,942 shares remaining in open authorizations.  At the second quarter ending July 31, 2010, the Company had 442,942 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

                                                                                    THE CATO CORPORATION

September 8, 2010	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

September 8, 2010	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer