Form 10-Q
period 2010-12-08
CATO CORP
filed 2010-12-08
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of November 16, 2010, there were 27,760,077 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 30, 2010

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three and Nine Months Ended October 30, 2010 and October 31, 2009

Condensed Consolidated Balance Sheets		3
At October 30, 2010, January 30, 2010, and October 31, 2009

Condensed Consolidated Statements of Cash Flows		4
For the Nine Months Ended October 30, 2010 and October 31, 2009

Notes to Condensed Consolidated Financial Statements		5 – 14
For the Three and Nine Months Ended October 30, 2010 and October 31, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24 - 28

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$197,985	$190,966	$689,610	$654,389
Other income (principally finance charges, late fees and
layaway charges)	2,799	2,854	8,584	8,724
Total revenues	200,784	193,820	698,194	663,113

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	125,694	124,545	415,588	409,917
Selling, general and administrative (exclusive of
depreciation shown below)	60,473	60,519	191,301	181,643
Depreciation	5,645	5,441	16,191	16,467
Interest and other income	(1,039)	(957)	(2,888)	(2,878)
Cost and expenses, net	190,773	189,548	620,192	605,149

Income before income taxes	10,011	4,272	78,002	57,964

Income tax expense	3,275	1,289	28,187	19,509

Net income	$6,736	$2,983	$49,815	$38,455

Basic earnings per share	$0.23	$0.10	$1.69	$1.31

Diluted earnings per share	$0.23	$0.10	$1.69	$1.31

Dividends per share	$0.185	$0.165	$0.535	$0.495

Comprehensive income:
Net income	$6,736	$2,983	$49,815	$38,455
Unrealized gains (losses) on available-for-sale securities, net
of deferred income tax benefit	50	(68)	94	(38)
Comprehensive income	$6,786	$2,915	$49,909	$38,417

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30, 2010	January 30, 2010	October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$36,786	$50,385	$32,636
Short-term investments	188,097	147,955	147,528
Restricted cash and investments	2,038	2,575	2,647
Accounts receivable, net of allowance for doubtful accounts of $3,109, $3,274 and $3,308 at October 30, 2010, January 30, 2010 and October 31, 2009, respectively

	38,762	40,154	40,472
Merchandise inventories	120,557	118,628	101,139
Deferred income taxes	7,727	7,812	6,446
Prepaid expenses	2,967	3,258	4,758
Total Current Assets	396,934	370,767	335,626
Property and equipment – net	100,367	102,769	108,572
Other assets	7,495	7,454	7,341
Total Assets	$504,796	$480,990	$451,539
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$87,220	$103,627	$77,180
Accrued expenses	35,425	31,615	35,683
Accrued bonus and benefits	21,888	22,286	16,486
Accrued income taxes	17,723	10,940	13,150
Total Current Liabilities	162,256	168,468	142,499
Deferred income taxes	4,087	4,087	2,528
Other noncurrent liabilities (primarily deferred rent)	15,777	17,123	18,161

Commitments and contingencies:

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,760,464 shares, 27,842,587 shares, and 27,841,180 shares at October 30, 2010, January 30, 2010 and
October 31, 2009, respectively	925	928	928
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
October 30, 2010, January 30, 2010 and October 31, 2009	58	58	58
Additional paid-in capital	67,744	64,706	64,343
Retained earnings	253,322	225,086	222,647
Accumulated other comprehensive income	627	534	375
Total Stockholders' Equity	322,676	291,312	288,351
Total Liabilities and Stockholders’ Equity	$504,796	$480,990	$451,539

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 30, 2010	October 31, 2009
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$49,815	$38,455
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	16,191	16,467
Provision for doubtful accounts	2,139	2,621
Share based compensation	1,792	1,775
Excess tax benefits from share-based compensation	(246)	(148)
Loss on disposal of property and equipment	472	599
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(747)	1,043
Merchandise inventories	(1,929)	11,151
Prepaid and other assets	249	(640)
Accrued income taxes	7,030	1,792
Accounts payable, accrued expenses and other liabilities	(14,341)	(11,996)
Net cash provided by operating activities	60,425	61,119

Investing Activities:
Expenditures for property and equipment	(14,263)	(9,376)
Purchase of short-term investments	(140,896)	(112,721)
Sales of short-term investments	100,934	58,563
Change in restricted cash and investments	537	6,442
Net cash used in investing activities	(53,688)	(57,092)

Financing Activities:
Dividends paid	(15,758)	(14,600)
Repurchase of common stock	(5,840)	(49)
Proceeds from employee stock purchase plan	410	389
Excess tax benefits from share-based compensation	246	148
Proceeds from stock options exercised	606	459
Net cash used in financing activities	(20,336)	(13,653)

Net decrease in cash and cash equivalents	(13,599)	(9,626)

Cash and cash equivalents at beginning of period	50,385	42,262
Cash and cash equivalents at end of period	$36,786	$32,636

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 30, 2010 and October 31, 2009 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

On December 2, 2010, the Board of Directors maintained the quarterly dividend at $.185 per share or an annualized rate of $.74 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

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

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$6,736	$2,983	$49,815	$38,455
Earnings allocated to non-vesting equity awards	(115)	(36)	(832)	(553)
Net earnings available to common shares outstanding	$6,621	$2,947	$48,983	$37,902

Basic weighted-average common shares outstanding	28,970,179	29,062,994	28,995,380	29,019,302

Basic earnings per share	$0.23	$0.10	$1.69	$1.31

Diluted earnings per share:
Net earnings	$6,736	$2,983	$49,815	$38,455
Earnings allocated to non-vesting equity awards	(115)	(36)	(832)	(553)
Net earnings available to common shares outstanding	$6,621	$2,947	$48,983	$37,902

Basic weighted-average common shares outstanding	28,970,179	29,062,994	28,995,380	29,019,302
Dilutive effect of stock options	6,908	20,622	6,385	17,891
Diluted weighted-average shares outstanding	28,977,087	29,083,616	29,001,765	29,037,193

Diluted earnings per share	$0.23	$0.10	$1.69	$1.31

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended October 30, 2010 and October 31, 2009 were $21,282,000 and $18,078,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 30, 2010, the Company had an unsecured revolving credit agreement of $35.0 million.  Net of the Company’s standby letter of credit for payments to the current general liability and workers’ compensation insurance administrator, the revolving credit agreement provided for borrowings of up to $33.3 million at October 30, 2010.  In August, 2010, the Company extended the revolving credit agreement until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 30, 2010.  There were no borrowings outstanding under this credit facility during the nine months ended October 30, 2010 or October 31, 2009 or during the fiscal year ended January 30, 2010.  Interest on any borrowings is based on LIBOR, which was 0.254% at October 30, 2010.

At October 30, 2010 and October 31, 2009 the Company had approximately $5.7 million and $8.4 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.  In addition, the standby letter of credit of approximately $1.7 million at October 30, 2010 for payments to the current general liability and workers’ compensation insurance administrator was subsequently cancelled in November 2010.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its women’s fashion specialty retail stores in 31 states at October 30, 2010, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a wholly-owned subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 30, 2010	Retail	Credit	Total	October 30, 2010	Retail	Credit	Total

Revenues	$198,687	$2,097	$200,784	Revenues	$691,755	$6,439	$698,194
Depreciation	5,641	4	5,645	Depreciation	16,176	15	16,191
Interest and other income	(1,039)	-	(1,039)	Interest and other income	(2,888)	-	(2,888)
Income before taxes	9,223	788	10,011	Income before taxes	75,743	2,259	78,002
Total assets	430,928	73,868	504,796	Total assets	430,928	73,868	504,796
Capital expenditures	5,397	-	5,397	Capital expenditures	14,263	-	14,263

Three Months Ended				Nine Months Ended
October 31, 2009	Retail	Credit	Total	October 31, 2009	Retail	Credit	Total

Revenues	$191,494	$2,326	$193,820	Revenues	$656,035	$7,078	$663,113
Depreciation	5,435	6	5,441	Depreciation	16,444	23	16,467
Interest and other income	(957)	-	(957)	Interest and other income	(2,878)	-	(2,878)
Income before taxes	3,524	748	4,272	Income before taxes	55,812	2,152	57,964
Total assets	379,719	71,820	451,539	Total assets	379,719	71,820	451,539
Capital expenditures	3,215	3	3,218	Capital expenditures	9,373	3	9,376

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Bad debt expense	$640	$869	$2,139	$2,621
Payroll	242	237	716	733
Postage	195	217	620	686
Other expenses	228	249	690	863

Total expenses	$1,305	$1,572	$4,165	$4,903

NOTE 6 – STOCK BASED COMPENSATION:

As of October 30, 2010, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.  The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 30, 2010	18,627	-	737,162	755,789
October 30, 2010	18,627	-	625,283	643,910

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 30, 2010 and October 31, 2009, there was $6,705,000 and $6,562,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.6 years and 2.5 years, respectively. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended October 30, 2010 was $545,000 and $1,771,000, respectively, compared to $501,000 and $1,641,000 for the third quarter and nine months ended October 31, 2009, respectively.  These expenses are classified as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended October 30, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2010	496,428	$19.74
Granted	119,120	24.54
Vested	(86,261)	22.83
Forfeited or expired	(14,603)	19.89
Restricted stock awards at October 30, 2010	514,684	$20.33

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 30, 2010 and October 31, 2009, the Company sold 22,745 and 25,744 shares to employees at an average discount of $3.19 and $2.67 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $72,000 and $69,000 for the nine months ended October 30, 2010 and October 31, 2009, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the nine months ended October 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 30, 2010	64,350	$14.08	4.02 years	$398,312
Granted	-	-	-	-
Forfeited or expired	-
Exercised	(42,675)
Outstanding at October 30, 2010	21,675	$13.86	2.78 years	$206,759
Vested and exercisable at October 30, 2010	21,675	$13.86	2.78 years	$206,759

(a)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first nine months of fiscal 2010 or fiscal 2009.

The total intrinsic value of options exercised during the third quarter and nine months ended October 30, 2010 was approximately $248,000 and $463,000, respectively.

During the quarter, the Company completed amortizing its nonvested options.  In accordance with ASC 718, the Company adjusted its related forfeiture assumption.  As a result, the Company recognized a reduction in share-based compensation expense of $-0- and $52,000 for the third quarter and nine month period ended October 30, 2010, respectively, compared to an expense of $12,000 and $66,000 for the third quarter and nine month period ended October 31, 2009, respectively.  These amounts are classified as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended October 30, 2010, the Company’s effective tax rate was 32.7% compared to 30.2% for the prior year quarter ended October 31, 2009.  The prior year quarter was more favorably impacted by the reduction of the provision for unrecognized tax benefits resulting from the closing of certain state income tax audits.  The effective income tax rate for the first nine months of fiscal 2010 was 36.1% compared to 33.7% for the first nine months of fiscal 2009 primarily as a result of the favorable resolution of various state income tax matters in the prior year.  During the next 12 months, various taxing authorities’ statues of limitations will expire which could result in a potential reduction of the provision for unrecognized tax benefits.  In addition, certain state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of October 30, 2010 and January 30, 2010.

($ in thousands)		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	October 30, 2010	Level 1	Level 2	Level 3

State/Municipal Bonds	$131,702	$131,702
Corporate Bonds	36,376	36,376
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	21,750	21,750
Privately Managed Funds	1,953			1,953
Corporate Equities	437	437

Total	$195,668	$190,265	$-	$5,403

($ in thousands)		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 30,
Description	2010	Level 1	Level 2	Level 3

State/Municipal Bonds	$76,056	$76,056
Corporate Bonds	8,989	8,989
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	65,382	65,382
Privately Managed Funds	1,940			1,940
Corporate Equities	407	407

Total	$156,224	$150,834	$-	$5,390

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds and governmental debt securities held in managed funds with underlying ratings of A or better at both October 30, 2010 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 16 days to 30 years.  These securities are classified as available-for-sale and are recorded as short term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at October 30, 2010, the Company had $2.0 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.  At January 30, 2010, the Company had $1.9 million of privately managed funds, $0.4 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Condensed Consolidated Balance Sheets.

The Company’s failed ARS is measured at fair value using Level 3 inputs at each reporting period.  Because there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following table summarizes the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first nine months of fiscal 2010:

Roll Forward
($ in thousands)	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in earnings (or changes in net assets)	-	13	13
Included in other comprehensive income	-	-	-
Ending Balance at October 30, 2010	$3,450	$1,953	$5,403

Roll Forward
($ in thousands)	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 31, 2009	$-	$1,955	$1,955
Transfers into Level 3	3,450	-	3,450
Total gains or (losses)	-	-	-
Included in earnings (or changes in net assets)	-	25	25
Included in other comprehensive income	-	-	-
Ending Balance at October 31, 2009	$3,450	$1,980	$5,430

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements.  This ASU was effective for the Company on January 31, 2010, and did not have a material impact on the Company’s disclosures.

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

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.4	1.5	1.2	1.3
Total revenues	101.4	101.5	101.2	101.3
Cost of goods sold	63.5	65.2	60.3	62.6
Selling, general and administrative	30.5	31.7	27.7	27.7
Depreciation	2.9	2.9	2.3	2.5
Interest and other income	(0.5)	(0.5)	(0.4)	(0.4)
Income before income taxes	5.1	2.2	11.3	8.9
Net income	3.4	1.5	7.2	5.9

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of Third Quarter and First Nine Months of 2010 with 2009.

Total retail sales for the third quarter were $198.0 million compared to last year’s third quarter sales of $191.0 million, a 3.7% increase.  Same-store sales increased 1.9% in the third quarter of fiscal 2010 due to better sell-throughs of regular price merchandise.  For the nine months ended October 30, 2010, total retail sales were $689.6 million compared to last year’s first nine months sales of $654.4 million an increase of 5.4%.  Same-store sales increased 3.9% for the comparable nine month period.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $200.8 million and $698.2 million for the third quarter and nine months ended October 30, 2010, respectively, compared to $193.8 million and $663.1 million for the third quarter and nine months ended October 31, 2009, respectively. The Company operated 1,281 stores at October 30, 2010 compared to 1,291 stores at the end of last year’s third quarter.  For the first nine months of 2010 the Company opened 29 new stores, relocated four stores and closed 19 stores.  The Company currently expects to open approximately 40 stores, relocate five stores and close approximately 26 stores in fiscal 2010.

Credit revenue of $2.1 million represented 1.0% of total revenues in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009 credit revenue of $2.3 million or 1.2% of total revenues.  Credit revenue decreased for the comparable period due to lower finance and late charge income due to decreased sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.3 million in the third quarter of 2010, compared to last year’s third quarter expenses of $1.6 million.  The decrease was primarily due to lower bad debt expense which included a $0.1 million reduction in the bad debt reserve as well as reduced administrative expenses compared to the third quarter of 2009.

Other income in total, as included in total revenues, was $2.8 million and $8.6 million for the third quarter and first nine months of fiscal 2010, compared to $2.9 million and $8.7 million for the prior year’s comparable third quarter and first nine months. The slight overall year-to-date decrease resulted primarily from lower finance charges and late fees due to decreased sales under the Company’s proprietary credit card partially offset by an increase in layaway charges.

Cost of goods sold was $125.7 million, or 63.5% of retail sales and $415.6 million or 60.3% of retail sales for the third quarter and first nine months of fiscal 2010, compared to $124.5 million, or 65.2% of retail sales and $409.9 million or 62.6% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The overall decrease in cost of goods sold as a percent of retail sales for the third quarter and first nine months of 2010 resulted primarily from leveraging higher sales and lower markdowns.  The decrease in markdowns was primarily attributable to inventory management and higher sell-throughs of regular priced merchandise.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold) increased by 8.9% to $72.3 million for the third quarter of fiscal 2010 and increased by 12.1% to $274.0 million for the first nine months of fiscal 2010 compared to $66.4 million and $244.5 million for the prior year’s comparable

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

three and nine month periods, respectively.  Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $60.5 million, or 30.5% of retail sales and $191.3 million, or 27.7% of retail sales for the third quarter and first nine months of fiscal 2010, respectively, compared to $60.5 million, or 31.7% of retail sales and $181.6 million, or 27.7% of retail sales for the prior year’s comparable three and nine month periods, respectively.  SG&A expenses as a percentage of retail sales decreased 1.2% for the third quarter of fiscal 2010 as compared to the prior year primarily as a result of lower accrued incentive compensation.  Although for the first nine months of fiscal 2010, SG&A expenses as a percent of retail sales remained flat compared to the prior year, the overall dollar increase for the first nine months of fiscal 2010 was primarily attributable to increased incentive based compensation, payroll and workers’ compensation expenses, partially offset by a reduction in legal expense.

Depreciation expense was $5.6 million, or 2.9% of retail sales and $16.2 million, or 2.3% of retail sales for the third quarter and first nine months of fiscal 2010, respectively, compared to $5.4 million, or 2.9% of retail sales and $16.5 million, or 2.5% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The third quarter dollar increase compared to the prior year third quarter of 2009 was due to increased depreciation as a result of the acceleration of depreciable lives on certain information technology assets.  The decrease in depreciation expense for the first nine months of fiscal 2010 was due to lower store development in the past two years and decreased information technology investments.

Interest and other income was $1.0 million, or 0.5% of retail sales and $2.9 million, or 0.4% of retail sales for the third quarter and first nine months of fiscal 2010, respectively, compared to $1.0 million, or 0.5% of retail sales and $2.9 million, or 0.4% of retail sales for the prior year’s comparable three and nine month periods, respectively.  Interest and other income remained flat for the comparable third quarter and nine month periods.

Income tax expense was $3.3 million or 1.7% of retail sales and $28.2 million, or 4.1% for the third quarter and first nine months of fiscal 2010, respectively, compared to $1.3 million, or 0.7% of retail sales and $19.5 million, or 3.0% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The third quarter increase resulted from higher pre-tax income and a higher effective tax rate.  The effective income tax rate for the third quarter of fiscal 2010 was 32.7% compared to 30.2% for the third quarter of 2009.  The prior year quarter was impacted by the reduction of the provision for unrecognized tax benefits resulting from the closing of certain state income tax audits.  The effective income tax rate for the first nine months of fiscal 2010 was 36.1% compared to 33.7% for the nine months of fiscal 2009 primarily as a result of the favorable resolution of various state income tax matters in the prior year.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2010 was $60.4 million as compared to $61.1 million in the first nine months of fiscal 2009. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 30, 2010, and borrowing capacity under the facility was $33.3 million, net of standby letter of credit obligations until November 2010 when the standby letter of credit was cancelled.

Cash provided by operating activities for the first nine months of fiscal 2010 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $0.7 million for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was primarily due to a decrease in the change in inventories and accounts payable, partially offset by an increase in net income and accrued income taxes.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations, will be adequate to fund the Company’s operating requirements, dividends, share repurchases and expected capital expenditures for the balance of fiscal 2010 and for the foreseeable future.

At October 30, 2010, the Company had working capital of $234.6 million compared to $193.1 million at October 31, 2009.  Additionally, the Company had $2.4 million invested in privately managed investment funds and other miscellaneous equities at October 30, 2010, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At October 30, 2010, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $33.3 million, net of standby letter of credit obligations.  In August 2010, the Company extended the revolving credit agreement until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 30, 2010.  There were no borrowings outstanding under the credit facility during the third quarter ended October 30, 2010 or the fiscal year ended January 30, 2010.

At October 30, 2010 and October 31, 2009, the Company had approximately $5.7 million and $8.4 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.  In addition, the Company has a standby letter of credit in the amount of approximately $1.7 million at October 30, 2010 for payments to the current general liability and workers’ compensation insurance processor.  This standby letter of credit was subsequently cancelled in November 2010.

Expenditures for property and equipment totaled $14.3 million in the first nine months of fiscal 2010, compared to $9.4 million in last year’s first nine months.  The expenditures for the first nine months of 2010 were primarily for the development of 29 new stores and additional investments in new technology.  For the full fiscal 2010 year, the Company expects to invest approximately $19.6 million for capital expenditures.  This includes expenditures to open approximately 40 new stores and relocate five stores.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Net cash used in investing activities totaled $53.7 million in the first nine months of fiscal 2010 compared to $57.1 million used in the comparable period of 2009.  The decrease was due primarily to the increase in sales of short-term investments over purchases of such investments offset partially by increased expenditures for property and equipment.

On December 2, 2010, the Board of Directors maintained the quarterly dividend at $.185 per share or an annualized rate of $.74 per share.

As of October 30, 2010, the Company had 442,942 shares remaining available for repurchase under its share repurchase program.  There is no specified expiration date for the Company’s repurchase program.  For the nine months ended October 30, 2010, the Company repurchased 253,000 shares at a cost of $5,682,605.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both October 30, 2010 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 16 days to 30 years.  These securities are classified as available-for-sale and are recorded as short term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at October 30, 2010, the Company had $2.0 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  Reference Note 8 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 30, 2010.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 30, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                                                                                    THE CATO CORPORATION

December 8, 2010	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

December 8, 2010	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer