Form 10-K
CATO CORP
filed 2011-03-30
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No □

      Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

                                                                                                (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 31, 2010, the last business day of the Company’s most recent second quarter, was $639,525,415 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of March 29, 2011, there were 27,649,402 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2011 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

		Page

PART I
Item 1.

Business................................................................................................................ ............................................................................................................................. .............................................................................................................................

		3 – 8
Item 1A.	Risk Factors...........................................................................................................	8 – 14
Item 1B.	Unresolved Staff Comments....................................................................................	14
Item 2.	Properties..............................................................................................................	14
Item 3.	Legal Proceedings.................................................................................................. ............................................................................................................................. .............................................................................................................................	14
Item 3A.	Executive Officers of the Registrant........................................................................	15

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities................................................................................. .............................................................................................................................

		16 – 18
Item 6.	Selected Financial Data........................................................................................... .............................................................................................................................	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................................................................................................	20 – 29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk...................................... .............................................................................................................................	29
Item 8.

Financial Statements and Supplementary Data.......................................................... .............................................................................................................................

		30 – 58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................................................. .............................................................................................................................	59
Item 9A.	Controls and Procedures......................................................................................... .............................................................................................................................	59
Item 9B.	Other Information...................................................................................................	59

PART III
Item 10.

Directors, Executive Officers and Corporate Governance......................................... ............................................................................................................................. .............................................................................................................................

		59 – 60
Item 11.	Executive Compensation.........................................................................................	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................................................................................................ .............................................................................................................................	60
Item 13.	Certain Relationships and Related Transactions, and Director Independence..............	61
Item 14.	Principal Accountant Fees and Services...................................................................	61

PART IV
Item 15.

Exhibits and Financial Statement Schedules.............................................................. .............................................................................................................................

		61 – 70

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2011 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings (including the launch of the new Versona Accessories store concept), relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit market; uncertainties regarding the impact of any governmental responses to the foregoing adverse economic and credit market conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 29, 2011 (“fiscal 2010”), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

     As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.  Our website is located at www.catocorp.com where we make available free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations.

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,282 fashion specialty stores at January 29, 2011, in 31 states, principally in the southeastern United States, under the names “Cato”, “Cato Fashions”, “Cato Plus”, “It’s Fashion”, and “It’s Fashion Metro”.  The Cato division seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato division’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato division’s merchandise is sold under its private label and is produced by various vendors in accordance with the divisions specifications.  The It’s Fashion division offers fashion with a focus on the latest trendy styles and nationally recognized urban brands for the entire family at low prices every day.  Most stores range in size from 4,000 to 10,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  In fiscal 2011, the Company plans to introduce the Versona Accessories division.  These stores will offer quality fashion jewelry and accessories accented by key apparel items at exceptional values every day.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales represented 10% of retail sales in fiscal 2010. See Note 15 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

Business

     The Company’s primary objective is to be the leading fashion specialty retailer for fashion and value in its markets. Management believes the Company’s success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing specialty stores. The key elements of the Company’s business strategy are:

     Merchandise Assortment.  The Company’s stores offer a wide assortment of on-trend apparel and accessory items in primarily junior/missy, plus sizes, girls sizes 7 to 16, mens and kids sizes newborn to 7 with an emphasis on color, product coordination and selection.  Colors and styles are coordinated and presented so that outfit selection is easily made.

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

     The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry, handbags, mens wear and lines for kids and newborns.  The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

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

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2010, purchases from the Company’s largest vendor accounted for approximately 3% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, principally in the Far East, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – We source a significant portion of our merchandise directly and indirectly from overseas, and changes, disruptions or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

      All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.  The centralization of the Company’s distribution process also subjects it to risks in the event of damage to or destruction of its distribution facility or other disruptions affecting the distribution center or the flow of goods into or out of Charlotte, North Carolina generally.  See “Risk Factors – Risks Relating To Our Business – A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.”

  Advertising

      The Company uses television, in-store signage, graphics and a Company website as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.7%, 0.7% and 0.8% of retail sales for fiscal years 2010, 2009 and 2008, respectively.

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

Store Locations

      Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores average approximately 4,300 square feet in size.

      All of the Company’s stores are leased. Approximately 96% are located in strip shopping centers and 4% in enclosed shopping malls. The Company locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2006.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2006	1,244	58	26	1,276
2007	1,276	62	20	1,318
2008	1,318	65	102	1,281
2009	1,281	35	45	1,271
2010	1,271	37	26	1,282

In fiscal 2010 the Company relocated 5 stores.

     The Company expects to open 54 new stores during fiscal 2011.  The expected new store openings include 10 new Cato stores, 34 new It’s Fashion Metro stores (including the conversion of approximately 17 existing It’s Fashion stores) and 10 new Versona Accessories stores.  The Company anticipates closing up to 27 stores by year end, including the 17 conversions.  In addition, the Company also expects to relocate 6 stores and remodel 10 stores.  It’s Fashion Metro has 91 stores open as of fiscal year end January 2011 and is a value-priced fashion format offering the latest styles for the entire family including urban-inspired, nationally recognized brands at everyday low prices.  The Versona Accessories stores are new concept stores the Company intends to launch in fiscal 2011 that will offer quality fashion jewelry and accessories accented by key apparel items at exceptional values every day.  The Versona Accessories stores will seek to provide an upscale shopping environment comparable to better specialty and department stores.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

      The Company offers its own credit card, which accounted for 5.2%, 6.4%, and 7.1% of retail sales in fiscal 2010, 2009 and 2008, respectively. The Company’s net bad debt expense was 6.6%, 7.4% and 5.6% of credit sales in fiscal 2010, 2009 and 2008, respectively.

      Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record and the Company has considered the customer’s ability to make the required minimum payment.  Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee subject to regulatory limits.

  Layaway Plan

      Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up and pays for layaway merchandise. Layaway sales represented approximately 4.7%, 4.7% and 4.0% of retail sales in fiscal 2010, 2009 and 2008, respectively.

Information Technology Systems

      The Company’s systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly ranking report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales, but can be modified to accommodate unexpected increases or decreases in demand for a particular item.

      Sales information is projected by merchandise category and, in some cases, is further projected and actual performance measured by stock keeping unit (SKU). Merchandise allocation models are used to distribute merchandise to individual stores based upon historical sales trends, climatic differences, customer demographic differences and targeted inventory turnover rates.

Competition

      The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with mass merchandise chains, discount store chains, major department stores, off-price retailers and internet based retailers.  Although we believe we compete favorably with respect to the principal competitive factors described above, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources.  The Company expects its stores in larger cities and metropolitan areas to face more intense competition.

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

Regulation

      A variety of laws affect the revolving credit card program offered by the Company. The Credit Card Accountability Responsibility and Disclosure Act of 2009 (“The Act”) amended the Truth in Lending Act to establish fair and transparent practices relating to the extension of credit under an open end consumer credit plan.  The Act contained provisions addressing matters such as change in terms, notices, limits on fees, rate increases, payment allocation and account disclosures.  The Act requires creditors to provide consumers with account disclosures that are timely and in a form that is readily understandable.  The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit lenders from discrimination against any credit applicants, establish guidelines for gathering and evaluating credit information and require written notification when credit is denied.  Regulation AA, Unfair or Deceptive Acts or Practices, establishes consumer complaint procedures and defines unfair or deceptive practices in extending credit to consumers.  The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the U.S. Patriot Act and the Bank Secrecy Act, which require the Company to monitor account holders and account transactions, respectively. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

      As of January 29, 2011, the Company employed approximately 9,600 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

Item 1A.     Risk Factors:

      An investment in our common stock involves numerous types of risks.  You should carefully consider the following risk factors, in addition to the other information contained in this report, including the disclosures under “Forward-Looking Information” above in evaluating our Company and any potential investment in our common stock.  If any of the following risks or uncertainties occur, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock.  The risks and uncertainties described in this section are not the only ones facing us.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operating results and financial condition.

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

     The women’s retail apparel industry is highly competitive.  We compete primarily with discount stores, mass merchandisers, department stores, off-price retailers, specialty stores, and internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have.  Many of our competitors offer frequent promotions and reduce their selling prices.   In some cases our competitors are expanding into markets in which we have a significant market presence.  As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures, as well as a loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

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

      We source a significant portion of our merchandise directly and indirectly from overseas, and changes,              disruptions or other problems  affecting the Company’s merchandise supply chain could materially and        adversely affect the Company’s business,  results of operations and financial condition.

     A significant amount of our merchandise is manufactured overseas, principally in the Far East.  We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political instability or other events resulting in the disruption of trade from other countries, increased security requirements for imported merchandise, or the imposition of additional regulations relating to or duties on imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs.  Either of these could have a material adverse effect on our business.  In addition, increased energy and transportation costs have caused us significant cost increases, and continued increases in these costs or the disruption of the means by which merchandise is transported to us could cause us additional cost increases or interruptions of our supply chain which could be significant.  If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.  Furthermore, the deterioration in any of our key vendors’ financial condition, their failure to perform as we expect, the failure to follow our vendor guidelines or comply with applicable laws and regulations could expose us to operational, competitive and legal risks.  If we were not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods which the Company may not be able to pass on to the customers.

Vendors are increasingly passing on higher production costs which may impact our ability to maintain or grow our margins. The price and availability of raw materials, specifically cotton, may be impacted by demand, regulation, weather and crop yields as well as other factors.  Additionally, manufacturers are experiencing increases in other manufacturing costs such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to the Company. Due to the Company’s limited flexibility in price point, the Company may not be able to pass on those cost increases to the consumer which could have a material adverse effect on our results of operations and financial condition.

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

A continuation or worsening of adverse conditions in the general economic environment or outlook and its related impact on consumer confidence and spending may materially and adversely affect consumer demand for our apparel and accessories and our results of operations.

      Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel and energy costs, salaries and wage rates and other sources of income, tax rates, home values, consumer net worth, the availability of consumer credit, consumer confidence or consumer perceptions of economic conditions or trends.  Any perception that adverse conditions in the general economy or credit markets are continuing or worsening may significantly weaken many of these drivers of consumer spending habits.  Adverse economic conditions or uncertainties also generally cause consumers to defer purchases of discretionary items, such as our merchandise or by purchasing cheaper alternatives to our merchandise, all of which may also adversely affect our net sales and results of operations.  In addition, numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, or similar events, may also dampen consumer confidence, and accordingly, lead to reduced consumer spending.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

        The failure, disruption or security breach relating to our information technology systems could adversely        affect our business.

      We rely on our existing information technology systems for merchandise operations, including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management.  In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems, including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets.  Any disruption in the operation of our information technology systems, or our failure to continue to upgrade or improve such systems could adversely affect our business. In addition, any security breach or other problem that results in the unauthorized disclosure of confidential customer information, such as personally identifiable information and payment information, could adversely affect our standing with customers and expose us to the risk of litigation and liability. Any such occurrences could result in reputational damage or loss of business or goodwill and could adversely affect our business, results of operations and financial condition.

         A disruption or shutdown of our centralized distribution center or transportation network could materially    and adversely affect our business and results of operations.

      The distribution of our products is centralized in one distribution center in Charlotte, North Carolina and distributed through our network of third party freight carriers.  The merchandise we purchase is shipped directly to our distribution center where it is prepared for shipment to the appropriate stores and subsequently delivered to the stores by our third party freight carriers.  If the distribution center or our third party freight carriers were to be shutdown or lose significant capacity for any reason, our operations would likely be seriously disrupted.  Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into our distribution center or deliver goods to our stores.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center and/or our transportation network.  Any such occurrence could adversely affect our business, results of operations and financial condition.

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

     Like most retailers, we experience significant associate turnover rates, particularly among store sales associates and managers.  Our continued store growth will require the hiring and training of new associates. We must continually attract, hire and train new store associates to meet our staffing needs. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs, as well as possibly cause a decrease in our store operating efficiency and productivity.  We compete for qualified store associates, as well as experienced management personnel with other companies in our industry or other industries, many of whom have greater financial resources than we do.

      In addition, we depend on key management personnel to oversee the operational divisions of the Company for the support of our existing business and future expansion. The success of executing our business strategy depends in large part on retaining key management. We compete for key management personnel with other retailers, and our inability to attract and retain qualified personnel could limit our ability to continue to grow.

      If we are unable to retain our key management and store associates or attract, train, or retain other skilled personnel in the future, we may not be able to service our customers effectively or execute our business strategy, which could adversely affect our business, results, and financial condition.

        Our business operations subject us to legal compliance and litigation risks that could result in increased         costs or liabilities, divert our management’s attention or otherwise adversely affect our business.

      Our operations are subject to federal, state and local laws, rules and regulations and litigation risk.  Compliance risks and litigation claims have or may arise in the ordinary course of our business and may include, among other issues, employment issues, commercial disputes, intellectual property issues, product-oriented matters, tax, customer relations and personal injury claims.  These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse affect on our operations and our reputation.

        If we fail to protect our trademarks and other intellectual property rights or infringe the intellectual                 property rights of others, our business, brand image, growth strategy, results of operations and financial   condition could be adversely affected.

      We believe that our “Cato”, “It’s Fashion” and “It’s Fashion Metro” trademarks are integral to our store designs and our ability to successfully build consumer loyalty.  We have registered these trademarks with the U.S. Patent and Trademark Office (“PTO”) and have also registered, or applied for registration of, additional trademarks with the PTO that we believe are important to our business. We cannot assure that these registrations will prevent imitation of our trademarks, merchandising concepts, store designs or private label merchandise or the infringement of our other intellectual property rights by others. Infringement of our names, concepts, store designs or merchandise in a manner that projects lesser quality or carries a negative connotation of our image could adversely affect our business, financial condition and results of operations.

      In addition, we cannot assure that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights. In the event of such a conflict, we could be subject to lawsuits or other actions, the ultimate resolution of which we cannot predict; however, such a controversy could adversely effect our business, financial condition and results of operations.

We may experience market conditions that could adversely impact the valuation and liquidity of, and our ability to access, our short-term investments and cash and cash equivalents.

      Our short-term investments and cash equivalents are primarily comprised of investments in federal, state, municipal and corporate debt securities.  The value of those securities may be impacted by factors beyond our control, such as changes to credit ratings, rates of default, collateral value, discount rates, and strength and quality of market credit and liquidity.  As federal, state and municipal entities struggle with declining tax revenues and budget deficits, we cannot be assured of our ability to timely access these investments if the market for these issues declines.  Similarly, the default by issuers could adversely affect our financial condition, results of operations and ability to execute our business strategy.  In addition, we have significant amounts of cash and cash equivalents at financial institutions that are in excess of the federally insured limits.  An economic downturn or development of adverse conditions affecting the financial sector and stability of financial institutions could cause us to experience losses on our deposits.

        Maintaining and improving our internal control over financial reporting and other requirements necessary    to operate as a public company may strain our resources and any material failure in these controls may            negatively impact our business, the price of our common stock and market confidence in our reported              financial information.

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the rules of the Securities and Exchange Commission and New York Stock Exchange and certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rulemaking that has been and will continue to be implemented over the next several years under the mandates of the Dodd-Frank Act.  The requirements of these rules and regulations have, and may continue to, increase our compliance costs and place undue strain on our personnel, systems and resources.  To satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test, monitor and enhance our internal control over financial reporting, which is a costly and time-consuming effort that must be re-evaluated frequently.  We cannot give assurance that our disclosure controls and procedures and our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act will be adequate in the future.  Any failure to maintain the effectiveness of internal control over financial reporting or to comply with the other various laws and regulations to which we are currently subject and will continue to be subject as a public company could have an adverse material impact on our business, our financial condition and the price of our common stock.  In addition, our efforts to comply with these requirements, particularly with new requirements under the Dodd-Frank Act that have yet to be implemented, could significantly increase our compliance costs.

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

      As of March 29, 2011, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations.  Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

        Conditions in the stock market, generally or particularly relating to our Company or common stock, may        materially and adversely affect the market price of our common stock and make its trading price more                 volatile.

      The trading price of our common stock at times has been, and is likely to continue to be, subject to significant volatility.  A variety of factors may cause the price of the common stock to fluctuate, perhaps substantially, including, but not limited to: low trading volume; general market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock; announcements of developments related to our business; fluctuations in our reported operating results; general conditions in the fashion and retail industry; conditions in the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates or the scope of coverage given to our Company by securities analysts; negative commentary regarding our Company and corresponding short-selling market behavior; adverse customer relations developments; significant changes in our senior management team; and legal proceedings.   Over the past several years the stock market in general, and the market for shares of equity securities of many retailers in particular, have experienced extreme price fluctuations that have at times been unrelated to the operating performance of those companies.  Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments:

     None.

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

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 29, 2011 are as follows:

Name	Age	Position

John P. D. Cato........................	60	Chairman, President and Chief Executive Officer
Michael T. Greer.......................	48	Executive Vice President, Director of Stores
John R. Howe...........................	48	Executive Vice President, Chief Financial Officer
Howard A. Severson.................	63	Executive Vice President, Chief Real Estate and Store Development Officer
Sally Almason...........................	57	Executive Vice President, General Merchandising Manager – Cato Division

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

            Sally Almason has been employed by the Company since 1995.  Since November 2010, she has served as Executive Vice President, Merchandising Cato and Versona Divisions.  From 2009 to 2010, she has served as Executive Vice President, General Merchandise Manager for the Cato Division.  From 2004 to 2009, she served as Senior Vice President, General Merchandise Manager for the Cato Division.  From 1995 to 2004, she served as Vice President, Divisional Merchandise Manager for the Cato Division.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2010 and 2009.

	Price
2010	High	Low	Dividend
First quarter	$25.11	$18.70	$.165
Second quarter	25.21	21.49	.185
Third quarter	28.47	22.27	.185
Fourth quarter	29.60	24.23	.185

	Price
2009	High	Low	Dividend
First quarter	$19.61	$13.13	$.165
Second quarter	20.84	15.32	.165
Third quarter	22.86	16.46	.165
Fourth quarter	21.84	18.67	.165

As of March 29, 2011 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/27/2006	100	100	100
2/2/2007	108	121	112
2/1/2008	82	95	102
1/30/2009	68	50	63
1/29/2010	109	95	87
1/28/2011	133	118	113

      The graph assumes an initial investment of $100 on January 27, 2006, the last trading day prior to the commencement of the Company’s 2006 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended January 29, 2011:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2010	857	$ 27.02	857
December 2010	-	-	-
January 2011	-	-	-
Total	857	$ 27.02	857	442,942

(1)    Prices include trading costs.

(2)    On January 30, 2010, the Company’s share repurchase program had 695,942 shares remaining in open authorizations.  At fiscal year ending January 29, 2011, the Company had 442,942 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

(3)    In March 2011, subsequent to year-end, the Company repurchased 110,000 shares for approximately $2.6 million or an average market price per share of $23.48.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended January 29, 2011 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$913,922	$872,132	$845,676	$834,341	$862,813
Other income	11,606	11,863	12,042	12,096	13,072
Total revenues	925,528	883,995	857,718	846,437	875,885
Cost of goods sold (exclusive of depreciation
shown below)	565,710	552,016	562,056	572,309	572,712
Selling, general and administrative (exclusive
of depreciation shown below)	251,121	245,483	227,645	210,892	212,157
Selling, general and administrative percent of
retail sales	27.5%	28.2%	26.9%	25.3%	24.6%
Depreciation	21,822	21,829	22,572	22,212	20,941
Interest expense	37	66	53	9	41
Interest and other income	(3,971)	(4,313)	(7,218)	(8,218)	(9,597)
Income before income taxes	90,809	68,914	52,610	49,233	79,631
Income tax expense	33,070	23,149	18,976	16,914	28,181
Net income	$57,739	$45,765	$33,634	$32,319	$51,450
Basic earnings per share (2)	$1.96	$1.55	$1.14	$1.02	$1.64
Diluted earnings per share (2)	$1.96	$1.55	$1.14	$1.02	$1.61
Cash dividends paid per share	$0.720	$0.660	$0.660	$0.645	$0.580

SELECTED OPERATING DATA:
Stores open at end of year	1,282	1,271	1,281	1,318	1,276
Average sales per store (3)	$716,000	$678,000	$640,000	$640,000	$685,000
Average sales per square foot of selling space	$168	$165	$162	$165	$175

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$234,851	$200,915	$144,803	$114,578	$123,542
Working capital	239,228	202,299	164,639	144,114	176,464
Total assets	522,092	480,990	435,353	420,792	432,322
Total stockholders’ equity	325,564	291,312	261,813	247,370	276,793
___________

(1) The fiscal year 2006 contained 53 weeks versus 52 weeks for all other years shown.

(2) Per share amounts for 2008 and earlier periods have been retroactively restated for the adoption of guidance related to participating dividends on unvested restricted stock awards.  See Note 1 to the Consolidated Financial Statements.

(3) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	January 29, 2011	January 30, 2010	January 31, 2009

Retail sales	100.0%	100.0%	100.0%
Other income	1.3	1.4	1.4
Total revenues	101.3	101.4	101.4
Cost of goods sold	61.9	63.3	66.5
Selling, general and administrative	27.5	28.2	26.9
Depreciation	2.4	2.5	2.7
Interest and other income	(0.4)	(0.5)	(0.9)
Income before income taxes	9.9	7.9	6.2
Net income	6.3%	5.2%	4.0%

Fiscal 2010 Compared to Fiscal 2009

      Retail sales increased by 4.8% to $913.9 million in fiscal 2010 compared to $872.1 million in fiscal 2009.  The increase in retail sales in fiscal 2010 was largely attributable to sales from store development and same store sales improvement.  Same store sales increased 3% from fiscal 2009.  Same store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 4.7% to $925.5 million in fiscal 2010 compared to $884.0 million in fiscal 2009. The Company operated 1,282 stores at January 29, 2011 compared to 1,271 stores operated at January 30, 2010.

      In fiscal 2010, the Company opened 37 new stores, relocated five stores and closed 26 stores.

      Other income in total, as included in total revenues in fiscal 2010, decreased slightly to $11.6 million from $11.9 million in fiscal 2009.  The decrease resulted primarily from lower credit revenue and finance charges, partially offset by an increase in layaway charges.

      Credit revenue of $8.5 million represented .9% of total revenue in fiscal 2010, a decrease compared to 2009 credit revenue of $9.4 million or 1.1% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances and regulatory changes.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $5.4 million in fiscal 2010 compared to $6.6 million in fiscal 2009. The decrease in these expenses was principally due to a reduction in postage expense and bad debt expense of $906,000.  See Note 15 of the Consolidated Financial Statements for a schedule of credit-related expenses. Total segment credit income before taxes increased $.2 million from $2.9 million in 2009 to $3.1 million in 2010 due to a decrease in related operating expenses. Total credit income of $3.1 million in 2010 represented 3.4% of total income before taxes of $90.8 million compared to total credit income of $2.9 million in 2009 which represented 4.2% of 2009 total income before taxes.

      Cost of goods sold was $565.7 million, or 61.9% of retail sales, in fiscal 2010 compared to $552.0 million, or 63.3% of retail sales, in fiscal 2009. The decrease in cost of goods sold as a percent of retail sales resulted primarily from lower procurement costs and reduced markdowns.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold) increased by 8.8% to $348.2 million in fiscal 2010 from $320.1 million in fiscal 2009. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $251.1 million in fiscal 2010 compared to $245.5 million in fiscal 2009, an increase of 2.3%. As a percent of retail sales, SG&A was 27.5% compared to 28.2% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in salary expenses driven by store development and workers’ compensation expense, partially offset by a reduction in store closing costs.

      Depreciation expense was $21.8 million in both fiscal 2010 and fiscal 2009. Depreciation expense was flat from period to period because the Company’s store count and related investments in store development, as well as its information technology investments were both relatively stable.

      Interest and other income was $4.0 million in fiscal 2010 compared to $4.3 million in fiscal 2009. The decrease was due to lower interest income due to reduced interest rates.  See Note 2 to the Consolidated Financial Statements for further details.

      Income tax expense was $33.1 million, or 3.6% of retail sales in fiscal 2010 compared to $23.1 million, or 2.7% of retail sales in fiscal 2009. The increase resulted from higher pre-tax income in conjunction with an increase in the effective tax rate. The effective tax rate was 36.4% in fiscal 2010 compared to 33.6% in fiscal 2009 primarily as a result of the favorable resolution of various state income tax matters in the prior year.

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

      Depreciation expense was $21.8 million in fiscal 2009 compared to $22.6 million in fiscal 2008.  Depreciation expense was flat from period to period because the Company’s store count and related investments in store development, as well as its information technology investments were both relatively stable.

      Interest and other income was $4.3 million in fiscal 2009 compared to $7.2 million in fiscal 2008. The decrease was due to lower interest income due to reduced interest rates.  See Note 2 to the Consolidated Financial Statements for details.

      Income tax expense was $23.1 million or 2.7% of retail sales in fiscal 2009 compared to $19.0 million or 2.2% of retail sales in fiscal 2008. The increase resulted from higher pre-tax income, partially offset by a decrease in the effective tax rate. The effective tax rate was 33.6% in fiscal 2009 and 36.1% in fiscal 2008 due to non-recurring settlements of various state audits resulting in reversals of certain income tax reserves for uncertain tax positions.

Off-Balance Sheet Arrangements

      Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements.

Critical Accounting Policies

     The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to workers’ compensation, general and auto insurance liabilities, reserves for inventory markdowns,  shrinkage, uncertain tax positions, and calculation of potential asset impairment.

      The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

     Allowance for Doubtful Accounts

     The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of actual write-offs and the accounts receivable aging. The allowance is reviewed for adequacy and adjusted, as necessary, on a quarterly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

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

     Effective with the first quarter of 2011, the Company has elected to change its inventory valuation method from the retail method to the weighted-average cost method.

     Lease Accounting

     The Company recognizes rent expense on a straight-line basis over the lease term as defined in ASC 840 - Leases.  Our lease agreements generally provide for scheduled rent increases during the lease term or rent holidays, including rental payments commencing at a date other than the date of initial occupancy.  We include any rent escalation and rent holidays in our straight-line rent expense.  In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in other noncurrent liabilities in the consolidated balance sheets.  This deferred rent is amortized over the lease term as a reduction of rent expense.  Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term.  See Note 1 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

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

     Uncertain Tax Positions

     The Company records liabilities for uncertain tax positions principally related to state income taxes as of the balance sheet date.  These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax codes, regulations, and pronouncements of the jurisdictions in which we do business.  Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions.  Despite the Company’s belief that the estimates and judgments are reasonable, differences between the estimated and actual tax liabilities can and do exist from time to time.  These differences may arise from settlements of tax audits, expiration of the statute of limitations, or the evolution and application of the various jurisdictional tax codes and regulations.  Any differences will be recorded in the period in which they become known and could have a material effect on the results of operations in the period the adjustment is recorded.

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

     The Company recognizes income on unredeemed gift cards (“gift card breakage”) as a component of other income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.  Gift card breakage income is recognized on a quarterly basis and is not expected to be material.

      Credit revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2010 was $79.5 million as compared to $84.7 million in fiscal 2009. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program and cash dividend payments.  In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at January 29, 2011.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital.  The decrease of $5.2 million for fiscal 2010 over fiscal 2009 is primarily due to an increase in merchandise inventories offset by an increase in accounts payable, accrued expenses, net income and deferred income taxes.

      The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2011 and for the foreseeable future.

      At January 29, 2011, the Company had working capital of $239.2 million compared to $202.3 million at January 30, 2010.  Additionally, the Company had $2.4 million and $2.3 million invested in privately managed investment funds and other miscellaneous equities for fiscal years 2010 and 2009, respectively, which are reported under Other assets in the Consolidated Balance Sheets.

      At January 29, 2011, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million. The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 29, 2011. There were no borrowings outstanding under this credit facility during the fiscal year ended January 29, 2011 or the fiscal year ended January 30, 2010.

      The Company had approximately $7.2 million and $8.2 million at January 29, 2011 and January 30, 2010, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

     Expenditures for property and equipment totaled $19.6 million, $10.0 million and $19.4 million in fiscal 2010, 2009 and 2008, respectively. The expenditures for fiscal 2010 were primarily for store development and investments in new technology. In fiscal 2011, the Company is planning to invest approximately $32.3 million in capital expenditures. This includes expenditures to open 10 new Cato stores, 34 new It’s Fashion Metro stores including the conversion of up to 17 It’s Fashion stores to It’s Fashion Metro stores, 10 new Versona Accessories stores and the relocation of six Cato stores.  In addition, the Company plans to remodel 10 stores and has planned for additional investments in technology to be implemented over the next 12 months.

      Net cash used in investing activities totaled $55.7 million for fiscal 2010 compared to $58.1 million used for the comparable period of 2009.  The decrease was due primarily to the change in short-term investments and partially offset by an increase in expenditures for property and equipment.

     On May 27, 2010, the Board of Directors increased the quarterly dividend by 12% from $.165 per share to $.185 per share, or an annualized rate of $.74 per share.

      The Company does not use derivative financial instruments.

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value ($ in thousands) as of January 29, 2011 and January 30, 2010.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 29,
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$129,678	$	$129,678	$
Corporate Bonds	34,288		34,288
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	19,308	19,308
Privately Managed Funds	1,925			1,925
Corporate Equities	480	480

Total	$189,129	$19,788	$163,966	$5,375

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 30,
Description	2010	Level 1	Level 2(A)	Level 3

State/Municipal Bonds	$76,056	$	$76,056	$
Corporate Bonds	8,989		8,989
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	65,382	65,382
Privately Managed Funds	1,940			1,940
Corporate Equities	407	407

Total	$156,224	$65,789	$85,045	$5,390

(A) The state/municipal bonds were reclassed to Level 2 upon further interpretation.

      The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds and governmental debt securities held in managed funds with underlying ratings of A or better at both January 29, 2011 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 3 days to 30 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments in the accompanying Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

      Additionally, at January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At January 30, 2010, the Company had $1.9 million of privately managed funds, $0.4 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

      Level 1 category securities are measured at fair value using quoted active market prices.  Level 2 investment securities include corporate and municipal bonds for which quoted prices may not be available on active exchanges for identical instruments.  Their fair value is principally based on market values determined by management with assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.

      The Company’s failed ARS is measured at fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

      The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

      The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during fiscal 2010 and fiscal 2009 ($ in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Transfers into Level 3
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(15)	(15)
Included in other comprehensive income	-	-	-
Ending Balance at January 29, 2011	$3,450	$1,925	$5,375

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 31, 2009	$-	$1,955	$1,955
Transfers into Level 3	3,450	-	3,450
Total gains or (losses)	-	-	-
Included in earnings (or changes in net assets)	-	(15)	(15)
Included in other comprehensive income	-	-	-
Ending Balance at January 30, 2010	$3,450	$1,940	$5,390

The following table shows the Company's obligations and commitments as of January 29, 2011, to make future payments under noncalcellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Merchandise letters of credit	$7,179	$7,179	$-	$-	$-	$-	$-
Operating leases	143,315	56,943	40,041	25,664	12,792	7,395	480
Total Contractual Obligations	$150,494	$64,122	$40,041	$25,664	$12,792	$7,395	$480
____________

(1) In addition to the amounts shown in the table above, $8.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 13, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

       Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company’s accounting policies were not affected by the conversion to ASC.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

      The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm...........................................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009...........................................................................	32

Consolidated Balance Sheets at January 29, 2011 and January 30, 2010 ......................................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009........................................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009..........................................................................................................	35

Notes to Consolidated Financial Statements.....................................................................................................	36

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended  January 29, 2011,
     January 30, 2010 and January 31, 2009..........................................................................................................

S-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Cato Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 29, 2011

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$913,922	$872,132	$845,676
Other income (principally finance charges, late fees and layaway
charges)	11,606	11,863	12,042
Total revenues	925,528	883,995	857,718

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	565,710	552,016	562,056
Selling, general and administrative (exclusive of depreciation shown
below)	251,121	245,483	227,645
Depreciation	21,822	21,829	22,572
Interest expense	37	66	53
Interest and other income	(3,971)	(4,313)	(7,218)
	834,719	815,081	805,108

Income before income taxes	90,809	68,914	52,610

Income tax expense	33,070	23,149	18,976

Net income	$57,739	$45,765	$33,634

Basic earnings per share	$1.96	$1.55	$1.14

Diluted earnings per share	$1.96	$1.55	$1.14

Dividends per share	$0.720	$0.660	$0.660

Comprehensive income:
Net income	$57,739	$45,765	$33,634
Unrealized gains (losses) on available-for-sale securities, net of
deferred income tax liability or benefit	(258)	121	(296)

Comprehensive income	$57,481	$45,886	$33,338

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
	2011	2010

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$48,630	$50,385
Short-term investments	181,395	147,955
Restricted cash and short-term investments	4,826	2,575
Accounts receivable, net of allowance for doubtful accounts of $2,985 at
January 29, 2011 and $3,274 at January 30, 2010	39,703	40,154
Merchandise inventories	132,020	118,628
Deferred income taxes	5,001	7,812
Prepaid expenses	3,199	3,258
Total Current Assets	414,774	370,767
Property and equipment - net	99,773	102,769
Other assets	7,545	7,454
Total Assets	$522,092	$480,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$105,526	$103,627
Accrued expenses	35,318	31,615
Accrued bonus and benefits	22,841	22,286
Accrued income taxes	11,861	10,940
Total Current Liabilities	175,546	168,468
Deferred income taxes	5,695	4,087
Other noncurrent liabilities (primarily deferred rent)	15,287	17,123

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000 shares authorized;
27,758,123 and 27,842,587 shares issued at January 29, 2011 and
January 30, 2010, respectively	925	928
Convertible Class B common stock, $.33 par value per share, 15,000,000 shares
authorized; 1,743,525 shares issued at January 29, 2011 and January 30, 2010	58	58
Additional paid-in capital	68,537	64,706
Retained earnings	255,768	225,086
Accumulated other comprehensive income	276	534

Total Stockholders' Equity	325,564	291,312
Total Liabilities and Stockholders' Equity	$522,092	$480,990

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$57,739	$45,765	$33,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,822	21,829	22,572
Provision for doubtful accounts	2,827	3,643	3,825
Share-based compensation	2,341	2,063	2,208
Excess tax benefits from share-based compensation	(468)	(201)	(66)
Deferred income taxes	4,531	113	1,175
Loss on disposal of property and equipment	733	1,624	3,799
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(2,376)	339	(2,679)
Merchandise inventories	(13,392)	(6,338)	6,389
Prepaid and other assets	10	1,072	848
Accrued income taxes	1,389	(365)	3,644
Accounts payable, accrued expenses and other liabilities	4,320	15,145	(3,782)
Net cash provided by operating activities	79,476	84,689	71,567

INVESTING ACTIVITIES
Expenditures for property and equipment	(19,559)	(9,960)	(19,443)
Purchases of short-term investments	(144,630)	(162,957)	(169,979)
Sales of short-term investments	110,778	108,287	160,136
Change in restricted cash and short-term investments	(2,251)	6,514	-
Net cash used in investing activities	(55,662)	(58,116)	(29,286)

FINANCING ACTIVITIES
Change in cash overdrafts included in accounts payable	-	-	(500)
Dividends paid	(21,216)	(19,481)	(19,389)
Repurchase of stock	(5,863)	(49)	(2,435)
Proceeds from employee stock purchase plan	436	412	432
Excess tax benefits from share-based compensation	468	201	66
Proceeds from stock options exercised	606	467	224
Net cash used in financing activities	(25,569)	(18,450)	(21,602)
Net increase (decrease) in cash and cash equivalents	(1,755)	8,123	20,679
Cash and cash equivalents at beginning of year	50,385	42,262	21,583
Cash and cash equivalents at end of year	$$48,630	$$50,385	$$42,262

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Pain-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Stock	Equity
	(Dollars in thousands)

Balance — February 2, 2008	$1,204	$58	$58,685	$340,088	$709	$(153,374)	$247,370
Comprehensive income:
Net income				33,364			33,634
Unrealized losses on available-for-sale securities, net of
deferred income tax benefit of ($138)					(296)		(296)
Dividends paid ($.66 per share)				(19,389)			(19,389)
Class A common stock sold through employee stock purchase
plan — 32,830 shares	1		505				506
Class A common stock sold through stock option plans —
23,875 shares	1		314				315
Class A common stock issued through restricted stock grant plans
137,953 shares	4		2,038				2,042
Windfall tax benefit from equity compensation plans			66				66
Repurchase of treasury shares – 198,718 shares						(2,435)	(2,435)

Balance — January 31, 2009	1,210	58	61,608	354,333	413	(155,809)	261,813
Comprehensive income:
Net income				45,765			45,765
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $37					121		121
Dividends paid ($.66 per share)				(19,481)			(19,481)
Class A common stock sold through employee stock purchase
plan — 27,051 shares	1		483				484
Class A common stock sold through stock option plans —
43,600 shares	2		535				537
Class A common stock issued through restricted stock grant plans
130,916 shares	4		1,879	38			1,921
Windfall tax benefit from equity compensation plans			201				201
Repurchase of treasury shares – 2,569 shares						(49)	(49)
Retirement of treasury shares – 8,662,902 shares	(289)			(155,569)		155,858	-

Balance — January 30, 2010	928	58	64,706	225,086	534	-	291,312
Comprehensive income:
Net income				57,739			57,739
Unrealized losses on available-for-sale securities, net of deferred
income tax benefit of ($112)					(258)		(258)
Dividends paid ($.72 per share)				(21,216)			(21,216)
Class A common stock sold through employee stock purchase
plan — 23,849 shares	1		512				513
Class A common stock sold through stock option plans —
42,675 shares	1		739				740
Class A common stock issued through restricted stock grant plans
109,291 shares	4		2,299	13			2,316
Windfall tax benefit from equity compensation plans			281				281
Repurchase of treasury shares – 260,277 shares	(9)			(5,854)			(5,863)

Balance — January 29, 2011	$925	$58	$68,537	$255,768	$276	$-	$325,564

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

     Description of Business and Fiscal Year: The Company has two reportable segments — the operation of a fashion specialty stores segment (Retail Segment) and a credit card segment (Credit Segment). The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion” and “It’s Fashion Metro” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

     Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self-insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities, reserves for inventory markdowns, inventory shrinkage, uncertain tax positions, and the calculation of asset impairment.

     Cash and Cash Equivalents and Short-Term Investments: Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. See Note 4 for the Company’s fair value measurements.

     The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified on the Consolidated Balance Sheets as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in the fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of Interest and other income in the accompanying Consolidated Statements of Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.

      In addition, the Company has $4.8 million in escrow at January 29, 2011 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and short-term investments on the Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 were approximately $27,615,000, $23,753,000 and $13,368,000, respectively.

     Inventories: Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market as determined by the retail method.  Effective with the first quarter of 2011, the Company has elected to change its inventory valuation method from the retail method to the weighted-average cost method.

     Property and Equipment: Property and equipment are recorded at cost. Maintenance and repairs are expensed to operations as incurred; renewals and betterments are capitalized. Depreciation is determined on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements.  Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.  For leases with renewal periods at the Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives.  Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30 – 40 years
Leasehold improvements	5 – 10 years
Fixtures and equipment	3 – 10 years
Information Technology equipment and software	3 – 10 years

Impairment of Long-Lived Assets

      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2010, 2009 and 2008 were $351,000, $689,000 and $498,000, respectively.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

      The Company determines the classification of leases consistent with ASC 840 - Leases.  The Company leases all of its retail stores.  Most lease agreements contain construction allowances and rent escalations.  For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, including renewal periods considered reasonably assured, the Company begins amortization as of the initial possession date which is when the Company enters the space and begins to make improvements in preparation for intended use.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For construction allowances, the Company records a deferred rent liability in “Other noncurrent liabilities” on the Consolidated Balance Sheets and amortizes the deferred rent over the term of the respective lease as a reduction to “Cost of goods sold” on the Consolidated Statements of Income.

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

     In fiscal 2010, 2009 and 2008, the Company recognized $391,000, $302,000 and $287,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

     Credit Sales: The Company offers its own credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. Finance income is recognized as earned under the interest method and late charges are recognized in the month in which they are assessed, net of provisions for estimated uncollectible amounts. The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts based on the aging of accounts and estimates of actual write-offs.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $6,663,000, $6,406,000 and $6,460,000 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

     Stock Repurchase Program:  In September 2009, the Company retired all of its shares of treasury stock.  The excess of the purchase price over par value of common stock of approximately $155.6 million was charged to retained earnings upon retirement of the treasury stock.  Prior to this retirement, the Company repurchased 2,569 shares at a cost of $48,811 for fiscal 2009 and 198,718 shares for approximately $2.4 million for fiscal 2008.  For fiscal 2010, the Company purchased and retired 260,000 shares at a cost of $5.9 million with 442,942 shares remaining in open authorizations.  In March 2011, subsequent to year-end, the company purchased and retired 110,000 shares for approximately $2.6 million or an average market price per share of $23.48.

     Earnings Per Share: ASC 260 - Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Consolidated Statements of Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

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

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Basic earnings per share:
Net earnings	$57,739	$45,765	$33,634
Earnings allocated to non-vested equity awards	(970)	(654)	(425)
Net earnings available to common stockholders	$56,769	$45,111	$33,209

Basic weighted average common shares outstanding	28,985,627	29,036,549	29,065,594

Basic earnings per share	$1.96	$1.55	$1.14

Diluted earnings per share:
Net earnings	$57,739	$45,765	$33,634
Earnings allocated to non-vested equity awards	(970)	(654)	(425)
Net earnings available to common stockholders	$56,769	$45,111	$33,209

Basic weighted average common shares outstanding	28,985,627	29,036,549	29,065,594
Dilutive effect of stock options and restricted stock	6,692	18,203	13,095
Diluted weighted average common shares outstanding	28,992,319	29,054,752	29,078,689

Diluted earnings per share	$1.96	$1.55	$1.14

     Vendor Allowances: The Company receives certain allowances from vendors primarily related to purchase discounts and markdown and damage allowances. All allowances are reflected in cost of goods sold as earned when the related products are sold.  Cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and is reflected as a reduction of inventory.  The Company does not receive cooperative advertising allowances.

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

     Closed Store Lease Obligations: At the time stores are closed, provisions are made for the rentals required to be paid over the remaining lease terms on a discounted cash flow basis, reduced by any expected sublease rentals.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Insurance: The Company is self-insured with respect to employee health care, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $300,000 for employee healthcare, $350,000 for worker’s compensation and $250,000 for general liability.

     Until December 31, 2008, employee health claims were funded through a VEBA trust to which the Company made periodic contributions. Contributions to the VEBA trust were $10,070,000 in fiscal 2008. After December 31, 2008 the VEBA trust was dissolved and since then the Company has directly funded a disbursement account maintained by a third party provider.  Contributions to the third party provider account in fiscal 2010 and 2009 were $14,968,000 and $13,898,000, respectively.  The health care liability (a component of Accrued expenses on the Consolidated Balance Sheets) was $1,488,000 and $1,584,000, at January 29, 2011 and January 30, 2010, respectively.

     The Company paid workers’ compensation and general liability claims of $4,069,000, $3,049,000 and $3,388,000 in fiscal years 2010, 2009 and 2008, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $6,607,000, $4,003,000 and $4,959,000 in fiscal 2010, 2009 and 2008, respectively. Accrued workers’ compensation and general liabilities (a component of Accrued expenses on the Consolidated Balance Sheets) were $6,519,000 and $4,921,000 at January 29, 2011 and January 30, 2010, respectively.  At January 29, 2011 and January 30, 2010, the Company had $0 and $1,700,000, respectively, of standby letters of credit for the benefit of its current workers’ compensation and general liability insurance carrier relating to claims incurred during 2010 and 2009.

     Fair Value of Financial Instruments: The Company’s carrying values of financial instruments, such as cash and cash equivalents, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

     Stock Based Compensation: The Company records compensation expense associated with restricted stock and other forms of equity compensation in accordance with ASC 718 - Compensation – Stock Compensation.  Compensation cost associated with stock awards recognized in all years presented includes: 1) amortization related to the remaining unvested portion of all stock awards based on the grant date fair value and 2) adjustments for the effects of actual forfeitures versus initial estimated forfeitures.

Recent Accounting Pronouncements

     Effective July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company’s accounting policies were not affected by the conversion to ASC.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	January 29,	January 30,	January 31,
	2011	2010	2009

Dividend income	$(15)	$(15)	$(10)
Interest income	(1,544)	(1,426)	(4,617)
Visa/Mastercard claims settlement	(26)	(414)	-
Miscellaneous income	(2,308)	(2,445)	(2,709)
(Gain)/loss on investment sales	(78)	(13)	118
Interest and other income	$(3,971)	$(4,313)	$(7,218)

3.     Short-Term Investments:

      At January 29, 2011, the Company’s investment portfolio was primarily invested in variable rate demand notes and governmental debt securities held in managed funds.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at January 29, 2011 and January 30, 2010.

	January 29, 2011			January 30, 2010
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value
Debt securities issued by various
states of the United States
and political subdivisions of
the states:
With unrealized gain	$79,461	$309	$79,770	$130,519	$525	$131,044
With unrealized (loss)	67,822	(484)	67,338	8,098	(48)	8,050
Corporate debt securities:
With unrealized gain	29,996	274	30,270	7,964	35	7,999
With unrealized loss	4,027	(10)	4,017	863	(1)	862
Total	$181,306	$89	$181,395	$147,444	$511	$147,955

      Additionally, the Company had $2.4 million and $2.3 million invested in privately managed investment funds and other miscellaneous equities at January 29, 2011 and January 30, 2010, respectively, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity and restricted cash investments.  At January 29, 2011, an unrealized gain from equity investments of $344,000 and a deferred tax benefit of $158,000 was recorded.  At January 30, 2010, an unrealized gain from equity investments of $292,000 and a deferred tax benefit of $270,000 was recorded.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As disclosed in Note 2, the Company had realized gains of $78,000 in fiscal 2010, realized gains of $13,000 in fiscal 2009 and realized losses of $118,000 in fiscal 2008 relating to sales of debt and equity securities.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 29, 2011 and January 30, 2010.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 29,
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$129,678	$	129,678
Corporate Bonds	34,288		34,288
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	19,308	19,308
Privately Managed Funds	1,925			1,925
Corporate Equities	480	480

Total	$189,129	$19,788	$163,966	$5,375

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 30,
Description	2010	Level 1	Level 2(A)	Level 3

State/Municipal Bonds	$76,056	$	$76,056
Corporate Bonds	8,989		8,989
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	65,382	65,382
Privately Managed Funds	1,940			1,940
Corporate Equities	407	407

Total	$156,224	$65,789	$85,045	$5,390

(A) The state/municipal bonds were reclassed to Level 2 upon further interpretation.

     The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds and governmental debt securities held in managed funds with underlying ratings of A or better at both January 29, 2011 and January 30, 2010.  The underlying securities have contractual maturities which generally range from 3 days to 30 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, at January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At January 30, 2010, the Company had $1.9 million of privately managed funds, $0.4 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

      Level 1 category securities are measured at fair value using quoted active market prices.  Level 2 investment securities include corporate and municipal bonds for which quoted prices may not be available on active exchanges for identical instruments.  Their fair value is principally based on market values determined by management with assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during fiscal 2010 and fiscal 2009 ($ in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Transfers into Level 3	-	-	-
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(15)	(15)
Included in other comprehensive income	-	-	-
Ending Balance at January 29, 2011	$3,450	$1,925	$5,375

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 31, 2009	$-	$1,955	$1,955
Transfers into Level 3	3,450	-	3,450
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(15)	(15)
Included in other comprehensive income	-	-	-
Ending Balance at January 30, 2010	$3,450	$1,940	$5,390

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		January 29,	January 30,
		2011	2010
	Customer accounts — principally deferred payment accounts	$35,385	$38,047
	Miscellaneous trade receivables	7,303	5,381

	Total	42,688	43,428
	Less allowance for doubtful accounts	2,985	3,274

	Accounts receivable — net	$39,703	$40,154

      Finance charge and late charge revenue on customer deferred payment accounts totaled $8,515,000, $9,405,000 and $10,073,000 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, and charges against the allowance for doubtful accounts were approximately $2,827,000, $3,643,000 and $3,825,000 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		January 29,	January 30,
		2011	2010
	Land and improvements	$4,023	$3,694
	Buildings	19,831	19,121
	Leasehold improvements	61,729	57,960
	Fixtures and equipment	173,259	166,490
	Information technology equipment and software	52,851	51,309
	Construction in progress	1,631	377

	Total	313,324	298,951
	Less accumulated depreciation	213,551	196,182

	Property and equipment — net	$99,773	$102,769

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		January 29,	January 30,
		2011	2010
	Accrued payroll and related items	$7,138	$4,854
	Property and other taxes	12,063	12,275
	Accrued insurance	8,047	6,556
	Other	8,070	7,930

	Total	$35,318	$31,615

8.     Financing Arrangements:

      At January 29, 2011, the Company had an unsecured revolving credit agreement of $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 29, 2011. There were no borrowings outstanding under this facility during the fiscal years ended January 29, 2011 or January 30, 2010. Interest is based on LIBOR, which was 0.26% on January 29, 2011.

      The Company had approximately $7.2 million and $8.2 million at January 29, 2011 and January 30, 2010, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 27, 2010 the Board of Directors increased the quarterly dividend by 12% from $.165 per share to $.185 per share, or an annualized rate of $.74 per share.

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 were approximately $1,181,000, $1,677,000 and $1,586,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (ESOP), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  In March 2011, the Company approved a contribution of approximately $12,583,000.  The Company’s contributions for the year ended January 30, 2010 was $11,765,000.  No contribution was made for the year ended January 31, 2009.

      The Company is primarily self-insured for health care.  These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $300,000.  Employee health claims were funded through a VEBA trust to which the Company made periodic contributions until December 2008, after which the Company has funded health care contributions to a third party provider.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Leases:

     The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are at a fixed rate for periods of five years with renewal options. For leases with landlord capital improvement funding, the funded amount is recorded as a deferred liability and amortized over the term of the lease as a reduction to rent expense on the Consolidated Statements of Income.  Equipment leases are generally for one to three year periods.

      The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2011	$56,943
2012	40,041
2013	25,664
2014	12,792
2015	7,395
Thereafter	480

Total minimum lease payments	$143,315

The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 29,	January 30,	January 31,
Fiscal Year Ended	2011	2010	2009

Minimum rentals	$53,680	$51,978	$52,762
Contingent rent	30	25	28

Total rental expense	$53,710	$52,003	$52,790

12.     Related Party Transactions:

      The Company leases certain stores from entities in which Mr. George S. Currin, a former director of the Company, has a controlling or non-controlling ownership interest.  Mr. Currin retired from the Board of Directors prior to the May 27, 2010 annual meeting.  Rent expense and related charges totaling $144,000, $432,000 and $432,000 were paid to entities controlled by Mr. Currin or his family in fiscal 2010, 2009 and 2008, respectively, under these leases.  Rent expense and related charges totaling $366,000, $1,101,000 and $1,081,000 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2010, 2009 and 2008, respectively, under these leases.

13.     Income Taxes:

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of January 29, 2011, the Company had gross unrecognized tax benefits totaling approximately $8.3 million, of which approximately $5.7 million would affect the effective tax rate if recognized.  The Company had approximately $5.0 million, $4.9 million and $5.9 million of interest and penalties accrued related to uncertain tax positions as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company recognized $760,000, $390,000 and $1.1 million of interest and penalties in the Consolidated Statement of Income and Comprehensive Income for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2007.  In state and local tax jurisdictions, the Company has limited exposure before 2004.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 29,	January 30,	January 31,
Fiscal Year Ended	2011	2010	2009
Balances, beginning	$10,331	$9,522	$9,180
Additions for tax positions of the current year	1,124	3,901	1,394
Additions for tax positions prior years	114	-	35
Reduction for tax positions of prior years for:
Changes in judgment	(2,779)	(200)	-
Settlements during the period	(122)	(2,561)	(571)
Lapses of applicable statue of limitations	(325)	(331)	(516)
Balance, ending	$8,343	$10,331	$9,522

The provision for income taxes consists of the following (in thousands):

	January 29,	January 30,	January 31,
Fiscal Year Ended	2011	2010	2009
Current income taxes:
Federal	$24,916	$20,603	$15,895
State	3,166	2,667	1,768
Total	28,082	23,270	17,663
Deferred income taxes:
Federal	4,457	(133)	1,173
State	531	12	140
Total	4,988	(121)	1,313
Total income tax expense	$33,070	$23,149	$18,976

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company's deferred tax assets and liabilities as of January 29, 2011 and January 30, 2010 are as follows (in thousands):
		January 29,	January 30,
		2011	2010
Deferred tax assets:
Allowance for doubtful accounts		$1,122	$1,231
Inventory valuation		2,355	1,984
Capital loss carryforward		41	-
Deferred lease liability		5,915	6,547
Non-deductible accrued liabilities		1,939	1,661
Other taxes		799	1,465
Federal benefit of uncertain tax positions		4,045	3,531
Equity compensation expense		1,931	1,795
Accrued bonus		-	2,760
Other		1,575	1,766
Total deferred tax assets		19,722	22,740
Deferred tax liabilities
Property and equipment		17,071	15,764
Unrealized gains on short-term investments		158	270
Health care expense		1,151	1,091
Other		2,036	1,890
Total deferred tax liabilities		20,416	19,015
Net deferred tax liabilities (assets)		$694	$(3,725)

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

	January 29,	January 30,	January 31,
Fiscal Year Ended	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.7	0.3	5.7
Tax credits	(1.4)	(2.2)	(2.5)
Tax exempt interest	(0.4)	(0.7)	(2.6)
Effects of permanent differences	0.4	0.6	0.5
Other	0.1	0.6	-
Effective income tax rate	36.4%	33.6%	36.1%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited):

	Summarized quarterly financial results are as follows (in thousands, except per share data):

	Fiscal 2010	First	Second	Third	Fourth

	Retail sales	$259,760	$231,865	$197,985	$224,312
	Total revenues	262,683	234,727	200,784	227,334
	Cost of goods sold (exclusive of depreciation)	146,854	143,039	125,694	150,123
	Income before income taxes	42,891	25,100	10,011	12,807
	Net income	27,060	16,019	6,736	7,924
	Basic earnings per share	$0.92	$0.54	$0.23	$0.27
	Diluted earnings per share	$0.92	$0.54	$0.23	$0.27

	Fiscal 2009	First	Second	Third	Fourth

	Retail sales	$238,055	$225,368	$190,966	$217,743
	Total revenues	241,027	228,266	193,820	220,882
	Cost of goods sold (exclusive of depreciation)	141,913	143,459	124,545	142,099
	Income before income taxes	29,986	23,706	4,272	10,950
	Net income	18,813	16,658	2,983	7,311
	Basic earnings per share	$0.64	$0.57	$0.10	$0.25
	Diluted earnings per share	$0.64	$0.56	$0.10	$0.25

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule summarizes certain segment information (in thousands):

Fiscal 2010	Retail	Credit	Total
Revenues	$916,993	$8,535	$925,528
Depreciation	21,801	21	21,822
Interest and other income	(3,971)	-	(3,971)
Income before taxes	87,740	3,069	90,809
Total assets	446,515	75,577	522,092
Capital expenditures	19,560	-	19,560

Fiscal 2009
Revenues	$874,555	$9,440	$883,995
Depreciation	21,799	30	21,829
Interest and other income	(4,313)	-	(4,313)
Income before taxes	66,064	2,850	68,914
Total assets	408,842	72,148	480,990
Capital expenditures	9,957	3	9,960

Fiscal 2008
Revenues	$847,606	$10,112	$857,718
Depreciation	22,531	41	22,572
Interest and other income	(7,218)	-	(7,218)
Income before taxes	49,499	3,111	52,610
Total assets	361,697	73,656	435,353
Capital expenditures	19,443	-	19,443

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

      The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 29,	January 30,	January 31,
	2011	2010	2009
Bad debt expense	$2,827	$3,643	$3,844
Payroll	954	969	1,000
Postage	811	901	979
Other expenses	853	1,047	1,137

Total expenses	$5,445	$6,560	$6,960

16.     Stock Based Compensation:

      The Company recognizes share-based compensation expense over the vesting period, net of estimated forfeitures.  During the twelve month periods ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company recognized share-based compensation expense of $2,341,000, $2,063,000 and $2,208,000, respectively, which is classified as a component of selling, general and administrative expense.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with U.S. GAAP, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of January 29, 2011, there was $6,069,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. Restricted stock compensation expense during the twelve months ended January 29, 2011, January 30, 2010 and January 31, 2009 was $2,316,000, $1,921,000 and $1,991,000, respectively.  These amounts are classified as a component of selling, general and administrative expenses.

     During the twelve months ended January 29, 2011, the Company sold 23,849 shares to associates at an average discount of $3.23 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $77,000, $73,000 and $74,000 for fiscal years 2010, 2009 and 2008, respectively.

     During the year, the Company completed amortizing its nonvested options.  In accordance with ASC 718, the Company adjusted its related forfeiture assumptions.  As a result, the Company recognized a reduction in share-based compensation expense of $52,000 for the year ended January 29, 2011, compared to an expense of $69,000 and $91,000 for the twelve months ended January 30, 2010 and January 31, 2009, respectively.  These amounts are classified as a component of selling, general and administrative expenses.

      In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,350,000 shares are issuable.  As of January 29, 2011, 722,128 shares had been granted from this Plan.

      In May 2003, the shareholders approved the 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all associates may purchase Class A Common Stock through payroll deductions. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, associates are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 23,849 shares, 27,051 shares and 32,830 shares for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

      The Company adopted in 1987 an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key associates of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under an option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.  As of January 29, 2011, 5,831,373 shares had been granted under the plans.

      In August 1999, the Board of Directors adopted the 1999 Incentive Compensation Plan, of which 1,500,000 shares are issuable.  The ability to grant awards under the 1999 Plan expired on July 31, 2004.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans as of January 29, 2011:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 30, 2010	18,627	─	737,162	755,789
January 29, 2011	18,627	─	627,872	646,499

      Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

      The following summary shows the changes in shares of restricted stock outstanding during the three fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2008	301,967	22.56
Granted	156,795	16.88
Vested	─	─
Forfeited	(18,841)	22.55
Restricted stock awards at January 31, 2009	439,921	20.46
Granted	158,225	18.91
Vested	(61,781)	22.34
Forfeited	(39,937)	20.35
Restricted stock awards at January 30, 2010	496,428	19.74
Granted	119,120	24.54
Vested	(88,901)	22.79
Forfeited	(17,191)	20.05
Restricted stock awards at January 29, 2011	509,456	20.32

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option plan activity for the three fiscal years ended January 29, 2011 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price
Outstanding options,
February 2, 2008	139,075	$6.39 - 21.75	$12.41
Granted	─	─	─
Exercised	(23,875)	8.19 - 13.97	9.36
Forfeited or expired	(7,250)	8.71 - 21.72	17.78

Outstanding options,
January 31, 2009	107,950	6.39 - 19.99	12.72
Granted	─	─	─
Exercised	(43,600)	6.39 - 15.08	10.71
Forfeited or expired	─	─	─

Outstanding options,
January 30, 2010	64,350	11.10 - 19.99	14.08
Granted	─	─	─
Exercised	(42,675)	11.33 - 19.99	14.19
Forfeited or expired	─	─	─

Outstanding options,
January 29, 2011	21,675	$11.10 - 18.96	$13.86

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes in stock options outstanding during the twelve months ended January 29, 2011:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(a)
Options outstanding at January 30, 2010	64,350	$14.08	4.02 years	$398,312
Granted	─	─	─	─
Forfeited or expired	─
Exercised	42,675
Outstanding at January 29, 2011	21,675	$13.86	2.78 years	$228,434
Vested and exercisable at January 29, 2011	21,675	$13.86	2.78 years	$228,434
_______________

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following tables summarize stock option information at January 29, 2011:

	Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of		Remaining	Average
Exercise Prices	Options	Contractual Life	Exercise Price
$11.10 - $14.17	18,375	2.54 years	$13.01
15.08 - 18.96	3,300	4.14 years	18.61
$11.10 - $18.96	21,675	2.78 years	$13.86

     Outstanding options at January 29, 2011 covered 21,675 shares of Class A Common Stock and no shares of Class B Common Stock.  Outstanding options at January 30, 2010 covered 64,350 shares of Class A Common Stock and no shares of Class B Common Stock.

     No options were granted in fiscal 2010 and no options were granted in fiscal 2009 or 2008.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

17.     Commitments and Contingencies:

      Workers’ compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $250,000, respectively. The Company paid claims of $4,069,000, $3,049,000 and $3,388,000 in fiscal 2010, 2009 and 2008, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $6,607,000, $4,003,000 and $4,959,000 in fiscal 2010, 2009 and 2008, respectively. Accrued workers’ compensation and general liabilities were $6,519,000 and $4,921,000 at January 29, 2011 and January 30, 2010, respectively.  See Note 8 for a discussion of letters of credit related to purchase commitments and Note 11 for lease commitments.

      The Company does not have any guarantees with third parties.

     In addition, the Company has $4.8 million in escrow at January 29, 2011 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and short-term investments on the Consolidated Balance Sheets.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is a defendant in legal proceedings considered to be in the normal course of business the resolution of which, individually or collectively, are not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 29, 2011.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 29, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2011 based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 29, 2011.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 29, 2011, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2011 annual stockholders’ meeting (the “2011 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2010 Executive Compensation”, “Director Compensation”, “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 29, 2011.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a)) (2)

Equity compensation plans approved	21,675	$13.86	816,680
by security holders
Equity compensation plans not
approved by security holders	─	─	─
Total	21,675	$13.86	816,680

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

627,872 shares available for grant under the Company’s stock incentive plan, referred to as the 2004
Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key associates.  Additionally, 18,627 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

170,181 shares available under the 2003 Employee Stock Purchase Plan. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions”, “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2011 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2011 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm ...............................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009...............................................................	32

Consolidated Balance Sheets at January 29, 2011 and January 30, 2010.............................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009...................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009..........................................................................................	35

Notes to Consolidated Financial Statements......................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts...........................................................................	S-2

      All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes thereto.

      (3) Index to Exhibits: The following exhibits are filed with this report or, as noted, incorporated by reference herein.  The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Corporate Secretary, The Cato Corporation, 8100 Denmark Road, Charlotte, NC 28273 and the payment of $.50 per page to help defray the costs of handling, copying and postage.  In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov.  You may also read and copy any such document at the SEC’s public reference room located at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549 under the Company’s SEC file number (1–31340).

Exhibit
Number	Description of Exhibit

3.1

Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 4.2 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).
4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).
10.3*	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10.4*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.5*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.6*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.7*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.9*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

* Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

EXHIBIT INDEX

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ JOHN P. D. CATO	By	/s/ JOHN R. HOWE
	John P. D. Cato Chairman, President and Chief Executive Officer		John R. Howe Executive Vice President Chief Financial Officer
By	/s/ JEFFREY R. SHOCK
Jeffrey R. Shock Senior Vice President Controller

Date: March 29, 2011

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ BAILEY W. PATRICK Bailey W. Patrick (Director)

/s/ JOHN R. HOWE John R. Howe (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ GRANT L. HAMRICK Grant L. Hamrick (Director)

/s/ JEFFREY R. SHOCK Jeffrey R. Shock (Senior Vice President Controller (Principal Accounting Officer))	/s/ BRYAN F. KENNEDY III Bryan F. Kennedy III (Director)
/s/ THOMAS E. MECKLEY Thomas E. Meckley (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance	Inventory
	Accounts(a)		Reserves(b)	Reserves(c)
Balance at February 2, 2008	$3,263		$4,127	$3,826
Additions charged to costs and expenses	3,825		4,959	747
Additions (reductions) charged to other accounts	933	(d)	(809)	-
Deductions	(4,298)	(e)	(3,388)	(1,142)

Balance at January 31, 2009	3,723		4,889	3,431
Additions charged to costs and expenses	3,643		4,003	225
Additions (reductions) charged to other accounts	846	(d)	(922)	-
Deductions	(4,938)	(e)	(3,049)	(782)

Balance at January 30, 2010	3,274		4,921	2,874
Additions charged to costs and expenses	2,827		6,607	481
Additions (reductions) charged to other accounts	646	(d)	(940)	-
Deductions	(3,762)	(e)	(4,069)	(295)

Balance at January 29, 2011	$2,985		$6,519	$3,060

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation and General Liability.
(c) Reserves for inventory shortage and markdowns.
(d) Recoveries of amounts previously written off.
(e) Uncollectible accounts written off.