Form 10-Q
period 2011-06-08
CATO CORP
filed 2011-06-08
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of May 26, 2011, there were 27,751,515 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended April 30, 2011

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended
	April 30, 2011	May 1, 2010
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$270,933	$259,040
Other income (principally finance charges, late fees and
layaway charges)	2,727	2,923
Total revenues	273,660	261,963

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	158,405	149,860
Selling, general and administrative (exclusive of depreciation
shown below)	63,316	68,080
Depreciation	5,404	5,271
Interest and other income	(957)	(892)
Cost and expenses, net	226,168	222,319

Income before income taxes	47,492	39,644

Income tax expense	16,971	14,610

Net income	$30,521	$25,034

Basic earnings per share	$1.04	$0.85

Diluted earnings per share	$1.04	$0.85

Dividends per share	$0.185	$0.165

Comprehensive income:
Net income	$30,521	$25,034
Unrealized gain (loss) on available-for-sale securities, net
of deferred income tax benefit	274	(87)
Comprehensive income	$30,795	$24,947

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	January 29, 2011	May 1, 2010
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$81,173	$48,630	$53,731
Short-term investments	180,113	181,395	166,404
Restricted cash and investments	4,818	4,826	2,565
Accounts receivable, net of allowance for doubtful accounts of $2,861,
$3,230 and $2,985 at April 30, 2011, May 1, 2010 and
January 29, 2011 respectively	39,694	39,703	40,742
Merchandise inventories	125,182	144,028	114,540
Deferred income taxes	3,513	3,660	7,875
Prepaid expenses	5,108	3,199	5,006
Total Current Assets	439,601	425,441	390,863
Property and equipment – net	98,476	99,773	101,469
Other assets	7,582	7,545	7,541
Total Assets	$545,659	$532,759	$499,873
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$92,513	$103,898	$85,671
Accrued expenses	36,021	35,318	34,457
Accrued bonus and benefits	6,924	22,841	12,895
Accrued income taxes	28,384	11,861	26,516
Total Current Liabilities	163,842	173,918	159,539
Deferred income taxes	9,540	9,540	7,254
Other noncurrent liabilities (primarily deferred rent)	14,749	15,287	16,468

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,657,989 shares, 27,844,023 shares and 27,758,123 shares at April 30, 2011, May 1, 2010 and
January 29, 2011, respectively	922	925	928
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at April 30, 2011,
May 1, 2010 and January 29, 2011, respectively	58	58	58
Additional paid-in capital	69,294	68,537	65,706
Retained earnings	286,705	264,218	249,473
Accumulated other comprehensive income	549	276	447
Total Stockholders' Equity	357,528	334,014	316,612
Total Liabilities and Stockholders’ Equity	$545,659	$532,759	$499,873

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 30, 2011	May 1, 2010
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$30,521	$25,034
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,404	5,271
Provision for doubtful accounts	530	824
Share based compensation	506	493
Excess tax benefits from share-based compensation	(34)	(82)
Loss on disposal of property and equipment	283	53
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(521)	(1,412)
Merchandise inventories	18,846	15,108
Prepaid and other assets	(1,920)	(1,768)
Accrued income taxes	16,557	15,659
Accounts payable, accrued expenses and other liabilities	(27,137)	(25,729)
Net cash provided by operating activities	43,035	33,451

Investing Activities:
Expenditures for property and equipment	(4,391)	(4,024)
Purchase of short-term investments	(9,374)	(35,960)
Sales of short-term investments	11,052	17,347
Change in restricted cash and investments	8	10
Net cash used in investing activities	(2,705)	(22,627)

Financing Activities:
Dividends paid	(5,458)	(4,882)
Repurchase of common stock	(2,583)	(3,111)
Proceeds from employee stock purchase plan	220	192
Excess tax benefits from share-based compensation	34	82
Proceeds from stock options exercised	-	241
Net cash used in financing activities	(7,787)	(7,478)

Net increase in cash and cash equivalents	32,543	3,346

Cash and cash equivalents at beginning of period	48,630	50,385
Cash and cash equivalents at end of period	$81,173	$53,731

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended April 30, 2011 and May 1, 2010 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Amounts as of January 29, 2011, have been derived from the audited balance sheet other than the retrospective application of the change in accounting principal.

On May 26, 2011, the Board of Directors increased the quarterly dividend by 24% from $.185 per share to $.23 per share or an annualized rate of $.92 per share.

CHANGE IN ACCOUNTING PRINCIPLE:

The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 “Accounting Changes and Error Corrections”, all periods have been retrospectively adjusted to reflect the period-specific effects of the change to the weighted average cost method.  The company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis verses the product department level under the retail method.  The cumulative adjustment as of January 31, 2010, was an increase in inventory of $11.7 million and an increase in retained earnings of $7.3 million.

Additionally, the Company has changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification will reduce accounts payable and inventory by $1.6 million as of January 29, 2011 and $0.6 million as of May 1, 2010.

In addition, the Company has changed the classification of certain prior year first quarter income statement items to conform to the 2011 presentation.  The change has no effect on net income; however, it does reduce retail sales by $720,000, cost of goods sold by $241,000 and selling, general and administrative expense by $479,000.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Balance Sheet, the following items in the Company's Condensed Consolidated Balance Sheets have been adjusted as follows:

	January 29, 2011
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Merchandise inventories	$132,020	$12,008	$144,028
Deferred income taxes	5,001	(1,341)	3,660
Total Current Assets	414,774	10,667	425,441
Total Assets	522,092	10,667	532,759
Accounts payable	105,526	(1,628)	103,898
Total Current Liabilities	175,546	(1,628)	173,918
Deferred income taxes	5,695	3,845	9,540
Retained earnings	255,768	8,450	264,218
Total Stockholders' Equity	325,564	8,450	334,014
Total Liabilities and Stockholders’ Equity	$522,092	$10,667	$532,759

	May 1, 2010
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Merchandise inventories	$106,710	$7,830	$114,540
Deferred income taxes	7,821	54	7,875
Total Current Assets	382,979	7,884	390,863
Total Assets	491,989	7,884	499,873
Accounts payable	86,267	(596)	85,671
Total Current Liabilities	160,135	(596)	159,539
Deferred income taxes	4,086	3,168	7,254
Retained earnings	244,161	5,312	249,473
Total Stockholders' Equity	311,300	5,312	316,612
Total Liabilities and Stockholders’ Equity	$491,989	$7,884	$499,873

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Income Statement, the following items in the Company's Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows have been adjusted as follows:

	Three Months Ended
	May 1, 2010
	(Unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	Total Changes	As Adjusted
Retail Sales	$259,760	$(720)	$259,040
Total Revenues	262,683	(720)	261,963
Cost of goods sold	146,854	3,006	149,860
Selling, general and administrative	68,559	(479)	68,080
Cost and expenses, net	219,792	2,527	222,319
Income before income taxes	42,891	(3,247)	39,644
Income tax expense	15,831	(1,221)	14,610
Net income	$27,060	$(2,026)	$25,034
Basic earnings per share	$0.92	$(0.07)	$0.85
Diluted earnings per share	$0.92	$(0.07)	$0.85

	Three Months Ended
	May 1, 2010
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Cash flow from operating activities:
Net income	$27,060	$(2,026)	$25,034
Merchandise inventories	11,918	3,190	15,108
Accounts payable, accrued expenses
and other liabilities	$(24,565)	$(1,164)	$(25,729)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

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

	Three Months Ended
	April 30, 2011	May 1, 2010
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings	$30,521	$25,034
Earnings allocated to non-vesting equity awards	(524)	(420)
Net earnings available to common stockholders	$29,997	$24,614

Basic weighted-average common shares outstanding	28,946,814	29,014,934

Basic earnings per share	$1.04	$0.85

Diluted earnings per share:
Net earnings	$30,521	$25,034
Earnings allocated to non-vesting equity awards	(524)	(420)
Net earnings available to common stockholders	$29,997	$24,614

Basic weighted-average common shares outstanding	28,946,814	29,014,934
Dilutive effect of stock options	6,344	12,686
Diluted weighted-average common shares outstanding	28,953,158	29,027,620

Diluted earnings per share	$1.04	$0.85

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended April 30, 2011 and May 1, 2010 were $416,000 and $188,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 4 – FINANCING ARRANGEMENTS:

As of April 30, 2011, the Company had an unsecured revolving credit agreement of $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 30, 2011.  There were no borrowings outstanding under this credit facility during the three months ended April 30, 2011 or May 1, 2010.  Interest on any borrowings is based on LIBOR, which was 0.21% at April 30, 2011.

At April 30, 2011 and May 1, 2010 the Company had approximately $2.9 million and $4.4 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its fashion specialty retail stores in 31 states at April 30, 2011, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
April 30, 2011	Retail	Credit	Total

Revenues	$271,708	$1,952	$273,660
Depreciation	5,400	4	5,404
Interest and other income	(957)	-	(957)
Income before taxes	46,853	639	47,492
Total assets	470,141	75,518	545,659
Capital expenditures	4,346	45	4,391

Three Months Ended
May 1, 2010	Retail	Credit	Total

Revenues	$259,741	$2,222	$261,963
Depreciation	5,265	6	5,271
Interest and other income	(892)	-	(892)
Income before taxes	39,015	629	39,644
Total assets	426,840	73,033	499,873
Capital expenditures	4,024	-	4,024

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010

Bad debt expense	$530	$823
Payroll	242	235
Postage	201	228
Other expenses	336	301

Total expenses	$1,309	$1,587

NOTE 6 – STOCK BASED COMPENSATION:

As of April 30, 2011, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.  The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 29, 2011	18,627	-	627,872	646,499
April 30, 2011	19,677	-	628,621	648,298

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of April 30, 2011 and May 1, 2010, there was $5.4 million and $8.0 million of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.1 years and 3.1 years, respectively. The total fair value of the shares recognized as compensation expense during the first quarter ended April 30, 2011 was $467,000 compared to $454,000 for the first quarter ended May 1, 2010.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the three months ended April 30, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 29, 2011	509,456	$20.32
Vested	(183)	20.90
Forfeited or expired	(750)	20.07
Restricted stock awards at April 30, 2011	508,523	$20.32

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended April 30, 2011 and May 1, 2010, the Company sold 10,616 and 11,363 shares to employees at an average discount of $3.66 and $2.99 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $39,000 and $34,000 for the three months ended April 30, 2011 and May 1, 2010, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the three months ended April 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 29, 2011	21,675	$13.86	2.78 years	$228,434
Granted	-	-	-	-
Forfeited or expired	1,050	-	-	-
Exercised	-
Outstanding at April 30, 2011	20,625	$13.96	2.41 years	$215,001
Vested and exercisable at April 30, 2011	20,625	$13.96	2.41 years	$215,001

(a)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first quarter of fiscal 2011 or fiscal 2010.  No options were exercised in the first quarter of fiscal 2011.

The total intrinsic value of options exercised during the first quarter ended April 30, 2011 was $0 compared to $158,000 for the prior year quarter ended May 1, 2010.

The Company recognized additional share-based compensation expense of $0 and $2,000 for the first quarter ended April 30, 2011 and May 1, 2010, respectively.  These amounts are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended April 30, 2011, the Company’s effective tax rate was 35.7% compared to 36.9% for the prior year quarter ended May 1, 2010.  The current year quarter was impacted by the reduction of a reserve for certain unrecognized tax benefits from the closing of a state income tax audit.  During the next 12 months, various taxing authorities’ statutes of limitations are expected to expire which could result in a potential reduction of unrecognized tax benefits.  In addition, certain state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not currently estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of April 30, 2011 and January 29, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	April 30,	Assets	Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$132,262	$-	$132,262	$-
Corporate Bonds	31,946	-	31,946	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	17,769	17,769	-	-
US Treasury Notes	1,054	1,054	-	-
Privately Managed Funds	1,937	-	-	1,937
Corporate Equities	506	506	-	-
Certificates of Deposit	100	100	-	-

Total	$189,024	$19,429	$164,208	$5,387

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 29,	Assets	Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$129,678	$-	$129,678	$-
Corporate Bonds	34,288	-	34,288	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	19,308	19,308	-	-
Privately Managed Funds	1,925	-	-	1,925
Corporate Equities	480	480	-	-

Total	$189,129	$19,788	$163,966	$5,375

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both April 30, 2011 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 50 days to 30 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at April 30, 2011 and January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The Company has two privately managed funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first three months of fiscal 2011 and fiscal 2010 ($ in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in earnings (or changes in net assets)
Included in other comprehensive income		12	12
Ending Balance at April 30, 2011	$3,450	$1,937	$5,387

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in earnings (or changes in net assets)
Included in other comprehensive income		21	21
Ending Balance at May 1, 2010	$3,450	$1,961	$5,411

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND MAY 1, 2010

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2011, the Company adopted accounting guidance regarding changes to disclosure requirements for fair value measurements. For fair value measurements using significant unobservable inputs (Level 3), the guidance requires a reporting entity to present separate information about gross purchases, sales, issuances and settlements. The adoption of this guidance did not have an impact on the consolidated financial statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

     The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2011 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings (including the launch of the new Versona Accessories store concept), relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions, including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse economic and credit market conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 29, 2011 (“fiscal 2010”), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, workers’ compensation, general and auto insurance liabilities, group health insurance, litigation, calculation of asset impairment, store closings, inventory shrinkage and uncertain tax positions.

The Company’s critical accounting policies and estimates are discussed with the Audit Committee on a quarterly basis.

CHANGE IN ACCOUNTING PRINCIPLE:

The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 “Accounting Changes and Error Corrections”, all periods have been retrospectively adjusted to reflect the period specific effects of the change to the weighted average cost method.  The company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis verses the product department level under the retail method.  The cumulative adjustment as of January 31, 2010, was an increase in inventory of $11.7 million and an increase in retained earnings of $7.3 million.

Additionally, the Company has changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification will reduce accounts payable and inventory by $1.6 million as of January 29, 2011 and $0.6 million as of May 1, 2010.

In addition, the Company has changed the classification of certain prior year first quarter income statement items to conform to the 2011 presentation.  The change has no effect on net income; however, it does reduce retail sales by $720,000, cost of goods sold by $241,000 and selling, general and administrative expense by $479,000.

See Note 1 to the Condensed Consolidated Financial Statements for details regarding the effects of the change in accounting principle and revised classifications on prior periods.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	April 30, 2011	May 1, 2010
Total retail sales	100.0%	100.0%
Other income	1.0	1.1
Total revenues	101.0	101.1
Cost of goods sold	58.5	57.9
Selling, general and administrative	23.4	26.3
Depreciation	2.0	2.0
Interest and other income	(0.4)	(0.3)
Income before income taxes	17.5	15.3
Net income	11.3	9.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of First Quarter of 2011 with 2010

Total retail sales for the first quarter were $270.9 million compared to last year’s first quarter sales of $259.0 million, a 4.6% increase.  Same-store sales increased 2.0% in the first quarter of fiscal 2011 due to favorable tax refund timing and favorable weather.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $273.7 million for the first quarter ended April 30, 2011, compared to $262.0 million for the first quarter ended May 1, 2010. The Company operated 1,282 stores at April 30, 2011 compared to 1,272 stores at the end of last year’s first quarter.  For the first three months of fiscal  2011 the Company opened four new stores, relocated one store and closed four stores.  The Company expects to open approximately 54 stores, relocate seven stores and close approximately 27 stores in fiscal 2011.

Credit revenue of $2.0 million represented 0.7% of total revenues in the first quarter of fiscal 2011, compared to 2010 credit revenue of $2.2 million or 0.8% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.3 million in the first quarter of 2011, compared to last year’s first quarter expenses of $1.6 million.  The decrease was primarily due to lower bad debt and postage expenses compared to the first quarter of 2010.

Other income in total, as included in total revenues, was $2.7 million for the first quarter of fiscal 2011, compared to $2.9 million for the prior year’s comparable first quarter. The slight overall decrease resulted primarily from lower finance and late fee charges partially offset by an increase in layaway charges.

Cost of goods sold was $158.4 million, or 58.5% of retail sales for the first quarter of fiscal 2011, compared to $149.9 million, or 57.9% of retail sales in the first quarter of fiscal 2010.  The overall increase in cost of goods sold as a percent of retail sales for the first quarter of 2011 resulted primarily from higher freight costs and product mix changes partially offset by lower vendor allowances.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold) increased by 3.0% to $112.5 million for the first quarter of fiscal 2011 compared to $109.2 million in the first quarter of fiscal 2010.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $63.3 million, or 23.4% of retail sales for the first quarter of fiscal 2011, compared to $68.1 million, or 26.3% of retail sales in the first quarter of fiscal 2010.  SG&A expenses as a percentage of retail sales decreased 290 basis points for the first quarter of fiscal 2011 as compared to the prior year. The decrease was primarily attributable to incentive-based compensation expenses, group health insurance expenses, and workers’ compensation expenses, slightly offset by higher payroll and legal costs.

Depreciation expense was $5.4 million, or 2.0% of retail sales for the first quarter of fiscal 2011, compared to $5.3 million, or 2.0% of retail sales for the first quarter of fiscal 2010.  The slight increase in depreciation expense was due to store development and information technology investments.

Interest and other income was $1.0 million, or 0.4% of retail sales for the first quarter of fiscal 2011, compared to $0.9 million, or 0.3% of retail sales for the first quarter of fiscal 2010 primarily due to higher interest income due to an increase in cash and short-term investments.

Income tax expense was $17.0 million or 6.3% of retail sales for the first quarter of fiscal 2011, compared to $14.6 million, or 5.6% of retail sales for the first quarter of fiscal 2010. The first quarter increase resulted from higher pre-tax income partially offset by a slightly lower effective tax rate.  The effective income tax rate for the first quarter of fiscal 2011 was 35.7% compared to 36.9% for the first quarter of 2010.  The current year quarter was impacted by the reduction of a reserve for certain unrecognized tax benefits from the closing of a state income tax audit.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2011 was $43.0 million as compared to $33.5 million in the first three months of fiscal 2010. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at April 30, 2011.

Cash provided by operating activities for the first three months of fiscal 2011 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $9.5 million for the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 was primarily due to an increase in net income, a change in inventories, and accrued income taxes partially offset by a decrease in accounts payable.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations will be adequate to fund the Company’s dividends, share repurchases, other operating requirements and expected capital expenditures for fiscal 2011 and for the foreseeable future.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At April 30, 2011, the Company had working capital of $275.8 million compared to $231.3 million at May 1, 2010.  Additionally, the Company had $2.4 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at April 30, 2011, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At April 30, 2011, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 30, 2011.  There were no borrowings outstanding under the credit facility during the first quarter ended April 30, 2011.

At April 30, 2011 and May 1, 2010, the Company had approximately $2.9 million and $4.4 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $4.4 million in the first quarter of fiscal 2011, compared to $4.0 million in last year’s first quarter.  The expenditures for the first three months of 2011 were primarily for the development of four new stores and additional investments in new technology.  For the full fiscal 2011 year, the Company expects to invest approximately $32.3 million for capital expenditures.  This includes expenditures to open 54 new stores and relocate seven stores, upgrades to merchandise systems, and home office and distribution center expansion.

Net cash used in investing activities totaled $2.7 million in the first quarter of fiscal 2011 compared to $22.6 million used in the comparable period of 2010.  The decrease was due primarily to the decrease in purchases of short-term investments.

On May 26, 2011, the Board of Directors increased the quarterly dividend by 24% from $.185 per share to $.23 per share or an annualized rate of $.92 per share.

As of April 30, 2011, the Company had 332,942 shares remaining in the share repurchase program.  There is no specified expiration date for the Company’s repurchase program.  For the three months ended April 30, 2011, the Company repurchased 110,000 shares at an average cost of $23.48 per share.

The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both April 30, 2011 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 50 days to 30 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at April 30, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  See Note 8 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2011.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except for the change in accounting principle to the weighted average cost method from the retail method for inventory accounting.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A. RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 29, 2011.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended April 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2011	-	-	-
March 2011	110,000	$23.48	$110,000
April 2011	-	-	-
Total	110,000	$23.48	$110,000	332,942

(1)    Prices include trading costs.

(2)    The Company’s Board of Director’s authorized an increase in the Company’s share repurchase program of 500,000 shares on February 26, 2009.  As of January 29, 2011, the Company’s share repurchase program had 442,942 shares remaining in open authorizations.  During the first quarter ending April 30, 2011, the Company repurchased and retired 110,000 shares under this program for approximately $2.6 million or an average market price of $23.48 per share.  As of the first quarter ending April 30, 2011, the Company had 332,942 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Removed and Reserved

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

18.1*

Letter regarding change in accounting principle from PricewaterhouseCoopers, dated June 8, 2011, to the Board of Directors of The Cato Corporation regarding the preferability of change in accounting principal from the Retail Method to the Cost Method.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

                      *  Filed herein.

PART II  OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

June 8, 2011	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 8, 2011	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer