Form 10-Q
period 2011-09-07
CATO CORP
filed 2011-09-08
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

As of September 7, 2011, there were 27,707,496 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 30, 2011

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements:

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Six Months Ended July 30, 2011 and July 31, 2010

Condensed Consolidated Balance Sheets		3
At July 30, 2011, July 31, 2010 and January 29, 2011

Condensed Consolidated Statements of Cash Flows		4
For the Six Months Ended July 30, 2011 and July 31, 2010

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months and Six Months Ended July 30, 2011 and July 31, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27 - 32

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$234,077	$231,839	$505,010	$490,879
Other income (principally finance charges, late fees and
layaway charges)	2,729	2,862	5,456	5,785
Total revenues	236,806	234,701	510,466	496,664

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	145,156	141,404	303,561	291,264
Selling, general and administrative (exclusive of depreciation
shown below)	58,955	62,340	122,271	130,421
Depreciation	5,371	5,277	10,775	10,547
Interest and other income	(949)	(957)	(1,906)	(1,849)
Cost and expenses, net	208,533	208,064	434,701	430,383

Income before income taxes	28,273	26,637	75,765	66,281

Income tax expense	10,170	9,659	27,141	24,269

Net income	$18,103	$16,978	$48,624	$42,012

Basic earnings per share	$0.61	$0.58	$1.65	$1.42

Diluted earnings per share	$0.61	$0.58	$1.65	$1.42

Dividends per share	$0.230	$0.185	$0.415	$0.35

Comprehensive income:
Net income	$18,103	$16,978	$48,624	$42,012
Unrealized gain (loss) on available-for-sale securities, net
of deferred income tax benefit	310	130	584	44
Comprehensive income	$18,413	$17,108	$49,208	$42,056

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2011	July 31, 2010	January 29, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$77,376	$68,336	$48,630
Short-term investments	190,533	165,755	181,395
Restricted cash and investments	4,801	2,547	4,826
Accounts receivable, net of allowance for doubtful accounts of
$2,654 , $3,233 and $2,985 at July 30, 2011, July 31, 2010 and
January 29, 2011 respectively	37,621	39,747	39,703
Merchandise inventories	117,225	105,157	144,028
Deferred income taxes	3,338	7,802	3,660
Prepaid expenses	3,739	5,352	3,199
Total Current Assets	434,633	394,696	425,441
Property and equipment – net	104,333	100,869	99,773
Other assets	9,434	7,499	7,545
Total Assets	$548,400	$503,064	$532,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,553	$79,276	$103,898
Accrued expenses	36,308	32,587	35,318
Accrued bonus and benefits	8,906	18,062	22,841
Accrued income taxes	23,145	22,493	11,861
Total Current Liabilities	154,912	152,418	173,918
Deferred income taxes	9,540	7,833	9,540
Other noncurrent liabilities (primarily deferred rent)	14,190	16,362	15,287

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,741,091 shares, 27,736,131 shares and 27,758,123 shares at July 30, 2011, July 31, 2010 and
January 29, 2011, respectively	925	925	925
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at July 30, 2011,
July 31, 2010 and January 29, 2011, respectively	58	58	58
Additional paid-in capital	70,203	66,584	68,537
Retained earnings	297,713	258,307	264,218
Accumulated other comprehensive income	859	577	276
Total Stockholders' Equity	369,758	326,451	334,014
Total Liabilities and Stockholders’ Equity	$548,400	$503,064	$532,759

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 30, 2011	July 31, 2010
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$48,624	$42,012
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,775	10,547
Provision for doubtful accounts	882	1,499
Share-based compensation	1,302	1,213
Excess tax benefits from share-based compensation	(89)	(133)
Loss on disposal of property and equipment	415	220
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	1,200	(1,092)
Merchandise inventories	26,803	24,492
Prepaid and other assets	(2,437)	(2,145)
Accrued income taxes	11,373	11,686
Accounts payable, accrued expenses and other liabilities	(31,387)	(28,357)
Net cash provided by operating activities	67,461	59,942

Investing Activities:
Expenditures for property and equipment	(15,751)	(8,866)
Purchase of short-term investments	(79,623)	(111,454)
Sales of short-term investments	71,399	93,768
Change in restricted cash and investments	25	28
Net cash used in investing activities	(23,950)	(26,524)

Financing Activities:
Dividends paid	(12,243)	(10,304)
Repurchase of common stock	(2,897)	(5,840)
Proceeds from employee stock purchase plan	254	218
Excess tax benefits from share-based compensation	89	133
Proceeds from stock options exercised	32	326
Net cash used in financing activities	(14,765)	(15,467)

Net increase in cash and cash equivalents	28,746	17,951

Cash and cash equivalents at beginning of period	48,630	50,385
Cash and cash equivalents at end of period	$77,376	$68,336

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 30, 2011 and July 31, 2010 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Amounts as of January 29, 2011, have been derived from the audited balance sheet other than the retrospective application of the change in accounting principle.

On August 25, 2011, the Board of Directors maintained the quarterly dividend at $.23 per share or an annualized rate of $0.92 per share.

CHANGE IN ACCOUNTING PRINCIPLE:

The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 “Accounting Changes and Error Corrections”, all periods have been retrospectively adjusted to reflect the period-specific effects of the change to the weighted average cost method.  The Company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis versus the product department level under the retail method.  The cumulative adjustment as of January 31, 2010, was an increase in inventory of $11,700,000 and an increase in retained earnings of $7,300,000.

Additionally, the Company has changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification has reduced accounts payable and inventory by $1,600,000 as of January 29, 2011 and $500,000 as of July 31, 2010.

In addition, the Company has changed the classification of certain prior year income statement items to conform to the 2011 presentation.  The change has no effect on net income; however, it does reduce retail sales by $26,000 and cost of goods sold by $98,000 and increases selling, general and administrative expense by $72,000 for the three months ended July 31, 2010.  The change also reduces retail sales by $746,000, cost of goods sold by $339,000 and selling, general and administrative expense by $407,000 for the six months ended July 31, 2010.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Balance Sheet, the following items in the Company's Condensed Consolidated Balance Sheets have been adjusted as follows:

	January 29, 2011
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Merchandise inventories	$132,020	$12,008	$144,028
Deferred income taxes	5,001	(1,341)	3,660
Total Current Assets	414,774	10,667	425,441
Total Assets	522,092	10,667	532,759
Accounts payable	105,526	(1,628)	103,898
Total Current Liabilities	175,546	(1,628)	173,918
Deferred income taxes	5,695	3,845	9,540
Retained earnings	255,768	8,450	264,218
Total Stockholders' Equity	325,564	8,450	334,014
Total Liabilities and Stockholders’ Equity	$522,092	$10,667	$532,759

	July 31, 2010
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Merchandise inventories	$95,720	$9,437	$105,157
Deferred income taxes	7,748	54	7,802
Total Current Assets	385,205	9,491	394,696
Total Assets	493,573	9,491	503,064
Accounts payable	79,802	(526)	79,276
Total Current Liabilities	152,944	(526)	152,418
Deferred income taxes	4,087	3,746	7,833
Retained earnings	252,037	6,270	258,307
Total Stockholders' Equity	320,181	6,270	326,451
Total Liabilities and Stockholders’ Equity	$493,573	$9,491	$503,064

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Income Statement, the following items in the Company's Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows have been adjusted as follows:

	Three Months Ended
	July 31, 2010
	(Unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	Total Changes	As Adjusted
Retail Sales	$231,865	$(26)	$231,839
Total Revenues	234,727	(26)	234,701
Cost of goods sold	143,039	(1,635)	141,404
Selling, general and administrative	62,268	72	62,340
Cost and expenses, net	209,627	(1,563)	208,064
Income before income taxes	25,100	1,537	26,637
Income tax expense	9,081	578	9,659
Net income	$16,019	$959	$16,978
Basic earnings per share	$0.54	$0.04	$0.58
Diluted earnings per share	$0.54	$0.04	$0.58

	Six Months Ended
	July 31, 2010
	(Unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	Total Changes	As Adjusted
Retail Sales	$491,625	$(746)	$490,879
Total Revenues	497,410	(746)	496,664
Cost of goods sold	289,893	1,371	291,264
Selling, general and administrative	130,828	(407)	130,421
Cost and expenses, net	429,419	964	430,383
Income before income taxes	67,991	(1,710)	66,281
Income tax expense	24,912	(643)	24,269
Net income	$43,079	$(1,067)	$42,012
Basic earnings per share	$1.46	$(0.04)	$1.42
Diluted earnings per share	$1.46	$(0.04)	$1.42

	Six Months Ended
	July 31, 2010
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Cash flow from operating activities:
Net income	$43,079	$(1,067)	$42,012
Merchandise inventories	22,908	1,584	24,492
Accounts payable, accrued expenses
and other liabilities	$(27,840)	$(517)	$(28,357)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

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

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(Dollars in thousands, except share data and per share data)
Basic earnings per share:
Net earnings	$18,103	$16,978	$48,624	$42,012
Earnings allocated to non-vesting equity awards	(292)	(287)	(811)	(709)
Net earnings available to common stockholders	$17,811	$16,692	$47,813	$41,303

Basic weighted-average common shares outstanding	29,010,209	28,966,065	28,978,512	28,990,500

Basic earnings per share	$0.61	$0.58	$1.65	$1.42

Diluted earnings per share:
Net earnings	$18,103	$16,978	$48,624	$42,012
Earnings allocated to non-vesting equity awards	(292)	(287)	(810)	(709)
Net earnings available to common stockholders	$17,811	$16,692	$47,814	$41,303

Basic weighted-average common shares outstanding	29,010,209	28,966,065	28,978,512	28,990,500
Dilutive effect of stock options	5,932	12,710	5,635	12,109
Diluted weighted-average common shares outstanding	29,016,141	28,978,775	28,984,147	29,002,609

Diluted earnings per share	$0.61	$0.58	$1.65	$1.42

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended July 30, 2011 and July 31, 2010 were $15,780,000 and $13,315,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 30, 2011, the Company had an unsecured revolving credit agreement of $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2011.  There were no borrowings outstanding under this credit facility during the six months ended July 30, 2011 or July 31, 2010.  Interest on any borrowings is based on LIBOR, which was 0.19% at July 30, 2011.

At July 30, 2011 and July 31, 2010 the Company had approximately $5.7 million and $10.3 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its fashion specialty retail stores in 31 states at July 30, 2011, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 30, 2011	Retail	Credit	Total	July 30, 2011	Retail	Credit	Total

Revenues	$234,885	$1,921	$236,806	Revenues	$506,592	$3,874	$510,466
Depreciation	5,367	4	5,371	Depreciation	10,767	8	10,775
Interest and other income	(949)	-	(949)	Interest and other income	(1,906)	-	(1,906)
Income before taxes	27,330	943	28,273	Income before taxes	74,183	1,582	75,765
Total assets	471,320	77,080	548,400	Total assets	471,320	77,080	548,400
Capital expenditures	11,319	41	11,360	Capital expenditures	15,665	86	15,751

Three Months Ended				Six Months Ended
July 31, 2010	Retail	Credit	Total	July 31, 2010	Retail	Credit	Total

Revenues	$232,581	$2,120	$234,701	Revenues	$492,322	$4,342	$496,664
Depreciation	5,272	5	5,277	Depreciation	10,536	11	10,547
Interest and other income	(957)	-	(957)	Interest and other income	(1,849)	-	(1,849)
Income before taxes	25,794	843	26,637	Income before taxes	64,810	1,471	66,281
Total assets	429,977	73,087	503,064	Total assets	429,977	73,087	503,064
Capital expenditures	4,842	-	4,842	Capital expenditures	8,866	-	8,866

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Bad debt expense	$352	$676	$882	$1,499
Payroll	247	239	489	474
Postage	187	197	388	425
Other expenses	188	160	525	462

Total expenses	$974	$1,272	$2,284	$2,860

NOTE 6 – STOCK BASED COMPENSATION:

As of July 30, 2011, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.  The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 29, 2011	18,627	-	627,872	646,499
July 30, 2011	19,677	-	537,981	557,658

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 30, 2011 and July 31, 2010, there was $7,346,000 and $7,312,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted average vesting period of 2.7 years and 2.9 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended July 30, 2011 was $790,000 and $1,257,000, respectively compared to $770,000 and $1,226,000 for the second quarter and six months ended July 31, 2010, respectively.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the six months ended July 30, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 29, 2011	509,456	$20.32
Granted	102,449	25.41
Vested	(123,423)	20.55
Forfeited or expired	(18,127)	21.19
Restricted stock awards at July 30, 2011	470,355	$21.43

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 30, 2011 and July 31, 2010, the Company sold 12,006 and 12,729 shares to employees at an average discount of $3.74 and $3.03 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $45,000 and $39,000 for the six months ended July 30, 2011 and July 31, 2010, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the six months ended July 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 29, 2011	21,675	$13.86	2.78 years	$228,434
Granted	-
Forfeited or expired	1,050	12.00
Exercised	3,450	13.47
Outstanding at July 30, 2011	17,175	$14.05	2.49 years	$229,746
Vested and exercisable at July 30, 2011	17,175	$14.05	2.49 years	$229,746

(a)    The intrinsic value of a stock option is the amount by which the market value of the        underlying stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first half of fiscal 2011 or fiscal 2010.

The total intrinsic value of options exercised during the second quarter and six months ended July 30, 2011 was $41,000.

During the second quarter of 2010, the Company completed amortizing its nonvested options.  In accordance with ASC 718, the Company adjusted its related forfeiture assumption and recognized a reduction in share based compensation expense of $53,000 and $52,000 for the second quarter and six month period ended July 31, 2010.  There was no share based compensation expense for the second quarter and six month period ended July 30, 2011.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended July 30, 2011, the Company’s effective tax rate was 36.0% compared to 36.3% for the prior year quarter ended July 31, 2010.  The current year quarter was impacted by the reduction of a reserve for certain unrecognized tax benefits from the closing of a state income tax audit.  The effective income tax rate for the first six months of fiscal 2011 was 35.8% compared to 36.6% for the first six months of fiscal 2010.  During the next 12 months, various taxing authorities’ statutes of limitations are expected to expire which could result in a potential reduction of unrecognized tax benefits.  In addition, certain state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not currently estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of July 30, 2011 and January 29, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 30,	Assets	Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$142,938	$-	$142,938	$-
Corporate Bonds	28,119	-	28,119	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	20,817	20,817	-	-
US Treasury Notes	2,679	2,679	-	-
Privately Managed Funds	1,909	-	-	1,909
Corporate Equities	473	473	-	-
Certificates of Deposit	100	100	-	-

Total	$200,485	$24,069	$171,057	$5,359

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 29,	Assets	Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$129,678	$-	$129,678	$-
Corporate Bonds	34,288	-	34,288	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	19,308	19,308	-	-
Privately Managed Funds	1,925	-	-	1,925
Corporate Equities	480	480	-	-

Total	$189,129	$19,788	$163,966	$5,375

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both July 30, 2011 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 62 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at July 30, 2011 and January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

Level 1 category securities are measured at fair value using quoted active market prices.  Level 2 investment securities include corporate and municipal bonds for which quoted prices may not be available on active exchanges for identical instruments.  Their fair value is principally based on market values determined by management with assistance of a third party pricing service.

The Company’s failed ARS is measured at fair value using Level 3 inputs at each reporting period.  Due to the fact that there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

The Company has two privately managed funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first six months of fiscal 2011 and fiscal 2010 ($ in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(16)	(16)
Ending Balance at July 30, 2011	$3,450	$1,909	$5,359

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in other comprehensive income	-	22	22
Ending Balance at July 31, 2010	$3,450	$1,962	$5,412

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2011 AND JULY 31, 2010

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2011, the Company adopted accounting guidance regarding changes to disclosure requirements for fair value measurements. For fair value measurements using significant unobservable inputs (Level 3), the guidance requires a reporting entity to present separate information about gross purchases, sales, issuances and settlements. The adoption of this guidance did not have a significant impact on the consolidated financial statement disclosures.

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The provisions of this new guidance are effective for the Company the first quarter of 2012.  The adoption of this guidance is not expected to have a material effect on operating results or financial position.

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

CHANGE IN ACCOUNTING PRINCIPLE:

The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 “Accounting Changes and Error Corrections”, all periods have been retrospectively adjusted to reflect the period specific effects of the change to the weighted average cost method.  The Company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis versus the product department level under the retail method.  The cumulative adjustment as of January 31, 2010, was an increase in inventory of $11,700,000 and an increase in retained earnings of $7,300,000.

Additionally, the Company has changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification has reduced accounts payable and inventory by $1,600,000 as of January 29, 2011 and $500,000 as of July 31, 2010.

In addition, the Company has changed the classification of certain prior year income statement items to conform to the 2011 presentation.  The change has no effect on net income; however, it does reduce retail sales by $26,000 and cost of goods sold by $98,000 and increases selling, general and administrative expense by $72,000 for the three months ended July 31, 2010.  The change also reduces retail sales by $746,000, cost of goods sold by $339,000 and selling, general and administrative expense by $407,000 for the six months ended July 31, 2010.

See Note 1 to the Condensed Consolidated Financial Statements for details regarding the effects of the change in accounting principle and revised classifications on prior periods.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales.  The prior year has been restated for the conversion to the cost method of accounting for inventory.

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.2	1.2	1.1	1.2
Total revenues	101.2	101.2	101.1	101.2
Cost of goods sold	62.0	61.0	60.1	59.3
Selling, general and administrative	25.2	26.9	24.2	26.6
Depreciation	2.3	2.3	2.1	2.1
Interest and other income	(0.4)	(0.4)	(0.4)	(0.4)
Income before income taxes	12.1	11.5	15.0	13.5
Net income	7.7	7.3	9.6	8.6

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of Second Quarter and First Six Months of 2011 with 2010.

Total retail sales for the second quarter were $234.1 million compared to last year’s second quarter sales of $231.8 million, a 1.0% increase.  Same-store sales decreased 1.0% in the second quarter of fiscal 2011 due to the difficult economic conditions and resulting uncertainty affecting our customers.  For the six months ended July 30, 2011, total retail sales were $505.0 million compared to last year’s comparable six month sales of $490.9 million, and same-store sales were flat for the comparable six month period.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $236.8 million and $510.5 million for the second quarter and six months ended July 30, 2011, respectively, compared to $234.7 million and $496.7 million for the second quarter and six months ended July 31, 2010, respectively. The Company operated 1,285 stores at July 30, 2011 compared to 1,275 stores at the end of last year’s second quarter.  For the first six months of 2011, the Company opened 12 new stores, relocated one store and closed nine stores.  The Company currently expects to open approximately 41 stores, relocate six stores and close approximately 23 stores in fiscal 2011.

Credit revenue of $1.9 million represented 0.8% of total revenues in the second quarter of fiscal 2011, compared to $2.1 million or 0.9% of total revenues in the second quarter of fiscal 2010.  Credit revenue decreased for the most recent comparable period due to lower finance charge income resulting from decreased sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.0 million in the second quarter of 2011, compared to last year’s second quarter expenses of $1.3 million.  The decrease was primarily due to lower bad debt expense slightly offset by increased administrative expenses compared to the second quarter of 2010.

Other income in total, as included in total revenues, was $2.7 million and $5.5 million for the second quarter and first six months of fiscal 2011, compared to $2.9 million and $5.8 million for the prior year’s comparable second quarter and first six months. The slight overall year-to-date decrease resulted primarily from lower finance charges and late fees partially offset by an increase in layaway charges.

Cost of goods sold was $145.2 million, or 62.0% of retail sales and $303.6 million or 60.1% of retail sales for the second quarter and first six months of fiscal 2011, compared to $141.4 million, or 61.0% of retail sales and $291.3 million or 59.3% of retail sales for the prior year’s comparable three and six month periods, respectively.  The overall increase in cost of goods sold as a percent of retail sales for the second quarter and first six months of 2011 resulted primarily from lower sell-throughs of regular priced merchandise.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 1.7% to $88.9 million for the second quarter of fiscal 2011 and increased by 0.9% to $201.4 million for the first six months of fiscal 2011 compared to $90.4 million and $199.6 million for the prior year’s comparable three and six month periods, respectively.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $59.0 million, or 25.2% of retail sales and $122.3 million, or 24.2% of retail sales for the second quarter and first six months of fiscal 2011, respectively, compared to $62.3 million, or 26.9% of retail sales and $130.4 million, or 26.6% of retail sales for the prior year’s comparable three and six month periods, respectively.  SG&A expenses as a percentage of retail sales decreased 170 basis points for the second quarter of fiscal 2011 as compared to the prior year primarily as a result of lower accrued incentive compensation and insurance costs.  For the first six months of fiscal 2011, SG&A expenses decreased 240 basis points as compared to the prior year.  The overall dollar decrease for the first six months of fiscal 2011 was primarily attributable to decreased accrued incentive based compensation and workers’ compensation expenses partially offset by an increase in payroll costs.

Depreciation expense was $5.4 million, or 2.3% of retail sales and $10.8 million, or 2.1% of retail sales for the second quarter and first six months of fiscal 2011, respectively, compared to $5.3 million, or 2.3% of retail sales and $10.5 million, or 2.1% of retail sales for the prior year’s comparable three and six month periods, respectively.  The slight dollar increase in depreciation expense was due to store development and  information technology investments.

Interest and other income was $0.9 million, or 0.4% of retail sales and $1.9 million, or 0.4% of retail sales for the second quarter and first six months of fiscal 2011, respectively, compared to $1.0 million, or 0.4% of retail sales and $1.8 million, or 0.4% of retail sales for the prior year’s comparable three and six month periods, respectively.  The slight dollar increase for the first six months of fiscal 2011 was primarily due to higher interest income due to an increase in cash and short-term investments.

Income tax expense was $10.2 million or 4.3% of retail sales and $27.1 million, or 5.4% of retail sales for the second quarter and first six months of fiscal 2011, respectively, compared to $9.7 million, or 4.2% of retail sales and $24.3 million, or 4.9% of retail sales for the prior year’s comparable three and six month periods, respectively.  The second quarter and first six months of fiscal 2011 increase resulted from higher pre-tax income partially offset by a slightly lower effective tax rate.  The effective income tax rate for the second quarter of fiscal 2011 was 36.0% compared to 36.3% for the second quarter of 2010.  The current year quarter was impacted by the reduction of a reserve for unrecognized tax benefits from the closing of a state income tax audit.  The effective income tax rate for the first six months of fiscal 2011 was 35.8% compared to 36.6% for the six months of fiscal 2010.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2011 was $67.5 million as compared to $59.9 million in the first six months of fiscal 2010. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at July 30, 2011.

Cash provided by operating activities for the first six months of fiscal 2011 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $7.6 million for the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 was primarily due to an increase in net income and changes in inventories and accounts receivable partially offset by a decrease in accounts payable.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations will be adequate to fund the Company’s dividends, share repurchases, other operating requirements and expected capital expenditures for fiscal 2011 and for the foreseeable future.

At July 30, 2011, the Company had working capital of $279.7 million compared to $242.3 million at July 31, 2010.  Additionally, the Company had $2.4 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at July 30, 2011, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At July 30, 2011, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2011.  There were no borrowings outstanding under the credit facility during the second quarter ended July 30, 2011.

At July 30, 2011 and July 31, 2010, the Company had approximately $5.7 million and $10.3 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $15.8 million in the first six months of fiscal 2011, compared to $8.9 million in last year’s first six months.  The expenditures for the first six months of 2011 were primarily for the development of 12 new stores, additional investments in new technology and the distribution center expansion.  For the full fiscal 2011 year, the Company expects to invest approximately $33.0 million for capital expenditures.  This includes anticipated expenditures to open 41 new stores and relocate six stores, upgrades to merchandise systems, and home office and distribution center expansion.

Net cash used in investing activities totaled $24.0 million in the first six months of fiscal 2011 compared to $26.5 million used in the comparable period of 2010.  The decrease was due primarily to the decrease in purchases of short-term investments.

On August 25, 2011, the Board of Directors maintained the quarterly dividend at $.23 per share or an annualized rate of $.92 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

As of April 30, 2011, the Company had 332,942 shares remaining in the share repurchase program.  During the second quarter ended, the Company repurchased and retired 12,378 shares for approximately $315,000 or an average market price of $25.41.  As of the second quarter ending July 30, 2011, the Company had 320,564 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.  For the six months ended July 30, 2011, the Company repurchased 122,378 shares at an average cost of $23.68 per share.  On August 25, 2011, the Board of Directors authorized an increase in the Company’s share repurchase program of two million shares.  In addition,  subsequent to the end of the second quarter, 33,600 shares for approximately $786,000 were repurchased at an average market price of $23.38 per share.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both July 30, 2011 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 62 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at July 30, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  See Note 8 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 30, 2011.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 30, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except for the change in accounting principle to the weighted average cost method from the retail method for inventory accounting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The following table summarizes the Company’s purchases of it’s common stock for the three months ended July 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased (1)	Paid per Share	Programs (2)	the Plans or Prgrams (2)
May 2011	12,378	$25.41	12,378
June 2011	-	-	-
July 2011	-	-	-
Total	12,378	$25.41	12,378	320,564

(1)                Prices include trading costs.

(2)                As of April 30, 2011, the Company’s share repurchase program had 332,942 shares remaining in open authorizations.  During the second quarter ending July 30, 2011, the Company repurchased and retired 12,378 shares under this program for approximately $315,000 or an average market price of $25.41.  As of the second quarter ending July 30, 2011, the Company had 320,564 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

(3)                In August 2011, subsequent to the end of the second quarter, the Company repurchased 33,600 shares for approximately $786,000 or an average market price per share of $23.38.

(4)                On August 25, 2011, the Board of Directors authorized an increase in the Company’s share repurchase program of two million shares.

PART II   OTHER INFORMATION

THE CATO CORPORATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.  REMOVED AND RESERVED

      Not Applicable

ITEM 5.  OTHER INFORMATION

      Not Applicable

ITEM 6.  EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant Filed December 10, 2007.

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

10.1	The Cato Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed July 19, 2011.

18.1*

Letter regarding change in accounting principle from PricewaterhouseCoopers, LLP dated June 8, 2011, to the Board of Directors of The Cato Corporation regarding the preferability of change in accounting principle from the Retail Method to the Cost Method.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.1

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months ended July 30, 2011 and July 31, 2010; (ii) Condensed Consolidated Balance Sheets at July 30, 2011, July 31, 2010 and January 29, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended July 30, 2011 and July 31, 2010; and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

                      *  Filed herein.

PART II   OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

September 7, 2011	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

September 7, 2011	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer