Form 10-Q
period 2011-10-29
CATO CORP
filed 2011-12-07
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of December 7, 2011, there were 27,415,289 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 29, 2011

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements:

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Nine Months Ended October 29, 2011 and October 30, 2010

Condensed Consolidated Balance Sheets		3
At October 29, 2011, October 30, 2010 and January 29, 2011

Condensed Consolidated Statements of Cash Flows		4
For the Nine Months Ended October 29, 2011 and October 30, 2010

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months and Nine Months Ended October 29, 2011 and October 30, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$194,094	$198,176	$699,104	$689,055
Other income (principally finance charges, late fees and
layaway charges)	2,591	2,799	8,047	8,584
Total revenues	196,685	200,975	707,151	697,639

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	125,818	127,136	429,379	418,401
Selling, general and administrative (exclusive of depreciation
shown below)	57,505	60,565	179,776	190,986
Depreciation	5,321	5,645	16,096	16,191
Interest and other income	(861)	(1,039)	(2,767)	(2,888)
Cost and expenses, net	187,783	192,307	622,484	622,690

Income before income taxes	8,902	8,668	84,667	74,949

Income tax expense	2,797	2,770	29,938	27,039

Net income	$6,105	$5,898	$54,729	$47,910

Basic earnings per share	$0.21	$0.20	$1.86	$1.62

Diluted earnings per share	$0.21	$0.20	$1.86	$1.62

Dividends per share	$0.230	$0.185	$0.645	$0.535

Comprehensive income:
Net income	$6,105	$5,898	$54,729	$47,910
Unrealized gain (loss) on available-for-sale securities, net
of deferred income tax benefit	(300)	50	283	94
Comprehensive income	$5,805	$5,948	$55,012	$48,004

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2011	October 30, 2010	January 29, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$36,510	$36,786	$48,630
Short-term investments	205,810	188,097	181,395
Restricted cash and investments	5,325	2,038	4,826
Accounts receivable, net of allowance for doubtful accounts of
$2,567, $3,109 and $2,985 at October 29, 2011, October 30, 2010
and January 29, 2011, respectively	38,026	38,762	39,703
Merchandise inventories	127,247	128,558	144,028
Deferred income taxes	3,512	7,781	3,660
Prepaid expenses	3,566	2,967	3,199
Total Current Assets	419,996	404,989	425,441
Property and equipment – net	109,811	100,367	99,773
Other assets	6,888	7,495	7,545
Total Assets	$536,695	$512,851	$532,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$82,248	$86,602	$103,898
Accrued expenses	41,416	35,425	35,318
Accrued bonus and benefits	9,451	21,888	22,841
Accrued income taxes	16,638	17,723	11,861
Total Current Liabilities	149,753	161,638	173,918
Deferred income taxes	9,541	7,328	9,540
Other noncurrent liabilities (primarily deferred rent)	15,431	15,777	15,287

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,419,745 shares, 27,760,464 shares and 27,758,123 shares at October 29, 2011, October 30, 2010 and
January 29, 2011, respectively	914	925	925
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at October 29,
2011, October 30, 2010 and January 29, 2011, respectively	58	58	58
Additional paid-in capital	71,075	67,744	68,537
Retained earnings	289,364	258,754	264,218
Accumulated other comprehensive income	559	627	276
Total Stockholders' Equity	361,970	328,108	334,014
Total Liabilities and Stockholders’ Equity	$536,695	$512,851	$532,759

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 29, 2011	October 30, 2010
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$54,729	$47,910
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation	16,096	16,191
Provision for doubtful accounts	1,263	2,139
Share-based compensation	1,948	1,792
Excess tax benefits from share-based compensation	(128)	(246)
Loss on disposal of property and equipment	473	472
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	414	(747)
Merchandise inventories	16,781	1,090
Prepaid and other assets	289	249
Accrued income taxes	4,905	7,030
Accounts payable, accrued expenses and other liabilities	(28,798)	(15,455)
Net cash provided by operating activities	67,972	60,425

Investing Activities:
Expenditures for property and equipment	(26,608)	(14,263)
Purchases of short-term investments	(105,837)	(140,896)
Sales of short-term investments	81,855	100,934
Change in restricted cash and investments	(499)	537
Net cash used in investing activities	(51,089)	(53,688)

Financing Activities:
Dividends paid	(19,008)	(15,758)
Repurchase of common stock	(10,599)	(5,840)
Proceeds from employee stock purchase plan	444	410
Excess tax benefits from share-based compensation	128	246
Proceeds from stock options exercised	32	606
Net cash used in financing activities	(29,003)	(20,336)

Net decrease in cash and cash equivalents	(12,120)	(13,599)

Cash and cash equivalents at beginning of period	48,630	50,385
Cash and cash equivalents at end of period	$36,510	$36,786

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 29, 2011 and October 30, 2010 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  Amounts as of January 29, 2011, have been derived from the audited balance sheet other than the retrospective application of the change in accounting principle (described below).

On November 22, 2011, the Board of Directors maintained the quarterly dividend at $.23 per share.

CHANGE IN ACCOUNTING PRINCIPLE:

The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 “Accounting Changes and Error Corrections,” all periods have been retrospectively adjusted to reflect the period-specific effects of the change to the weighted average cost method.  The Company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis versus the product department level under the retail method.  The cumulative adjustment as of January 31, 2010, was an increase in inventory of $11,700,000 and an increase in retained earnings of $7,300,000.

Additionally, the Company has changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification has reduced accounts payable and inventory by $1,628,000 as of January 29, 2011 and $618,000 as of October 30, 2010.

In addition, the Company has changed the classification of certain prior year income statement items to conform to the 2011 presentation.  The change has no effect on net income; however, it does increase retail sales by $191,000, cost of goods sold by $99,000 and selling, general and administrative expense by $92,000 for the three months ended October 30, 2010.  The change also reduces retail sales by $555,000, cost of goods sold by $240,000 and selling, general and administrative expense by $315,000 for the nine months ended October 30, 2010.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Balance Sheet, the following items in the Company's Condensed Consolidated Balance Sheets have been adjusted:

	January 29, 2011
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Merchandise inventories	$132,020	$12,008	$144,028
Deferred income taxes	5,001	(1,341)	3,660
Total Current Assets	414,774	10,667	425,441
Total Assets	522,092	10,667	532,759
Accounts payable	105,526	(1,628)	103,898
Total Current Liabilities	175,546	(1,628)	173,918
Deferred income taxes	5,695	3,845	9,540
Retained earnings	255,768	8,450	264,218
Total Stockholders' Equity	325,564	8,450	334,014
Total Liabilities and Stockholders’ Equity	$522,092	$10,667	$532,759

	October 30, 2010
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Merchandise inventories	$120,557	$8,001	$128,558
Deferred income taxes	7,727	54	7,781
Total Current Assets	396,934	8,055	404,989
Total Assets	504,796	8,055	512,851
Accounts payable	87,220	(618)	86,602
Total Current Liabilities	162,256	(618)	161,638
Deferred income taxes	4,087	3,241	7,328
Retained earnings	253,322	5,432	258,754
Total Stockholders' Equity	322,676	5,432	328,108
Total Liabilities and Stockholders’ Equity	$504,796	8,055	$512,851

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Income Statement, the following items in the Company's Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows have been adjusted:

	Three Months Ended
	October 30, 2010
	(Unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	Total Changes	As Adjusted
Retail Sales	$197,985	$191	$198,176
Total Revenues	200,784	191	200,975
Cost of goods sold	125,694	1,442	127,136
Selling, general and administrative	60,473	92	60,565
Cost and expenses, net	190,773	1,534	192,307
Income before income taxes	10,011	(1,343)	8,668
Income tax expense	3,275	(505)	2,770
Net income	$6,736	$(838)	$5,898
Basic earnings per share	$0.23	$(0.03)	$0.20
Diluted earnings per share	$0.23	$(0.03)	$0.20

	Nine Months Ended
	October 30, 2010
	(Unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	Total Changes	As Adjusted
Retail Sales	$689,610	$(555)	$689,055
Total Revenues	698,194	(555)	697,639
Cost of goods sold	415,588	2,813	418,401
Selling, general and administrative	191,301	(315)	190,986
Cost and expenses, net	620,192	2,498	622,690
Income before income taxes	78,002	(3,053)	74,949
Income tax expense	28,187	(1,148)	27,039
Net income	$49,815	$(1,905)	$47,910
Basic earnings per share	$1.69	$(0.07)	$1.62
Diluted earnings per share	$1.69	$(0.07)	$1.62

	Nine Months Ended
	October 30, 2010
	(Unaudited)
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Cash flow from operating activities:
Net income	$49,815	$(1,905)	$47,910
Merchandise inventories	(1,929)	3,019	1,090
Accounts payable, accrued expenses
and other liabilities	$(14,341)	$(1,114)	$(15,455)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

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

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

	(Dollars in thousands, except share data and per share data)
Basic earnings per share:
Net earnings	$6,105	$5,898	$54,729	$47,910
Earnings allocated to non-vesting equity awards	(95)	(100)	(895)	(803)
Net earnings available to common stockholders	$6,010	$5,798	$53,834	$47,107

Basic weighted average common shares outstanding	28,851,509	28,970,179	28,936,177	28,995,380

Basic earnings per share	$0.21	$0.20	$1.86	$1.62

Diluted earnings per share:
Net earnings	$6,105	$5,898	$54,729	$47,910
Earnings allocated to non-vesting equity awards	(95)	(100)	(894)	(803)
Net earnings available to common stockholders	$6,010	$5,798	$53,835	$47,107

Basic weighted average common shares outstanding	28,851,509	28,970,179	28,936,177	28,995,380
Dilutive effect of stock options	5,368	6,908	6,644	6,385
Diluted weighted average common shares outstanding	28,856,877	28,977,087	28,942,821	29,001,765

Diluted earnings per share	$0.21	$0.20	$1.86	$1.62

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended October 29, 2011 and October 30, 2010 were $25,045,000 and $21,282,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 29, 2011, the Company had an unsecured revolving credit agreement of $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2011.  There were no borrowings outstanding under this credit facility during the nine months ended October 29, 2011 or October 30, 2010.  Interest on any borrowings is based on LIBOR, which was 0.25% at October 29, 2011.

At October 29, 2011 and October 30, 2010 the Company had approximately $4.2 million and $5.7 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has two reportable segments: retail and credit. The Company operated its fashion specialty retail stores in 31 states at October 29, 2011, principally in the southeastern United States. The Company offers its own credit card to its customers and all related credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 29, 2011	Retail	Credit	Total	October 29, 2011	Retail	Credit	Total

Revenues	$194,769	$1,916	$196,685	Revenues	$701,361	$5,790	$707,151
Depreciation	5,302	19	5,321	Depreciation	16,069	27	16,096
Interest and other income	(861)	-	(861)	Interest and other income	(2,767)	-	(2,767)
Income before taxes	8,100	802	8,902	Income before taxes	82,284	2,383	84,667
Total assets	462,588	74,107	536,695	Total assets	462,588	74,107	536,695
Capital expenditures	10,857	-	10,857	Capital expenditures	26,522	86	26,608

Three Months Ended				Nine Months Ended
October 30, 2010	Retail	Credit	Total	October 30, 2010	Retail	Credit	Total

Revenues	$198,878	$2,097	$200,975	Revenues	$691,200	$6,439	$697,639
Depreciation	5,641	4	5,645	Depreciation	16,176	15	16,191
Interest and other income	(1,039)	-	(1,039)	Interest and other income	(2,888)	-	(2,888)
Income before taxes	7,880	788	8,668	Income before taxes	72,690	2,259	74,949
Total assets	438,983	73,868	512,851	Total assets	438,983	73,868	512,851
Capital expenditures	5,397	-	5,397	Capital expenditures	14,263	-	14,263

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Bad debt expense	$381	$640	$1,263	$2,139
Payroll	233	242	722	716
Postage	186	195	574	620
Other expenses	295	228	821	690

Total expenses	$1,095	$1,305	$3,380	$4,165

NOTE 6 – STOCK BASED COMPENSATION:

As of October 29, 2011, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan authorized 5,850,000 shares for the granting of options to officers and key employees. The 1999 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan authorized 1,500,000 and 1,350,000 shares, respectively, for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.  The 1999 Plan has expired as to the ability to grant new awards.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 29, 2011	18,627	-	627,872	646,499
October 29, 2011	19,677	-	538,725	558,402

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 29, 2011 and October 30, 2010, there was $6,665,000 and $6,705,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted average vesting period of 2.5 years and 2.6 years, respectively. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended October 29, 2011 was $613,000 and $1,870,000, respectively compared to $545,000 and $1,771,000 for the third quarter and nine months ended October 30, 2010, respectively.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended October 29, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 29, 2011	509,456	$20.32
Granted	102,449	25.41
Vested	(125,403)	20.51
Forfeited or expired	(18,877)	21.26
Restricted stock awards at October 29, 2011	467,625	$21.44

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 29, 2011 and October 30, 2010, the Company sold 21,810 and 22,745 shares to employees at an average discount of $3.59 and $3.19 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $78,000 and $72,000 for the nine months ended October 29, 2011 and October 30, 2010, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the nine months ended October 29, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 29, 2011	21,675	$13.86	2.78 years	$228,434
Granted	-
Forfeited or expired	1,050	12.00
Exercised	3,450	13.47
Outstanding at October 29, 2011	17,175	$14.05	2.49 years	$182,514
Vested and exercisable at October 29, 2011	17,175	$14.05	2.49 years	$182,514

(a)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock        exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first nine months of fiscal 2011 or fiscal 2010.

The total intrinsic value of options exercised during the third quarter and nine months ended October 29, 2011 was zero and $41,000, respectively.

During the second quarter of 2010, the Company completed amortizing its nonvested options.  In accordance with ASC 718, the Company adjusted its related forfeiture assumption and recognized a reduction in share based compensation expense of $0 and $52,000 for the third quarter and nine month period ended October 30, 2010.  There was no stock option compensation expense for the third quarter and nine month period ended October 29, 2011.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended October 29, 2011, the Company’s effective tax rate was 31.4% compared to 32.0% for the prior year quarter ended October 30, 2010.  The current year quarter was impacted by the reduction of a reserve for certain unrecognized tax benefits from the closing of a state income tax audit.  The effective income tax rate for the first nine months of fiscal 2011 was 35.4% compared to 36.1% for the first nine months of fiscal 2010.  During the next 12 months, various taxing authorities’ statutes of limitations are expected to expire which could result in a potential reduction of unrecognized tax benefits.  In addition, certain tax examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not currently estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of October 29, 2011 and January 29, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 29,	Assets	Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$146,936	$-	$146,936	$-
Corporate Bonds	29,670	-	29,670	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	30,439	30,439	-	-
US Treasury Notes	1,421	1,421	-	-
Privately Managed Funds	1,910	-	-	1,910
Corporate Equities	481	481	-	-
Certificates of Deposit	100	100	-	-

Total	$214,407	$32,441	$176,606	$5,360

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 29,	Assets	Inputs	Inputs
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$129,678	$-	$129,678	$-
Corporate Bonds	34,288	-	34,288	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	19,308	19,308	-	-
Privately Managed Funds	1,925	-	-	1,925
Corporate Equities	480	480	-	-

Total	$189,129	$19,788	$163,966	$5,375

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both October 29, 2011 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 278 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at October 29, 2011 and January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first nine months of fiscal 2011 and fiscal 2010 ($ in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(15)	(15)
Ending Balance at October 29, 2011	$3,450	$1,910	$5,360

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in earnings (or changes in net assets)	-	13	13
Ending Balance at October 30, 2010	$3,450	$1,953	$5,403

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

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

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In November 2011, the FASB proposed to defer the requirement to present reclassifications of other comprehensive income on the face of the income statement.  The provisions of this new guidance are effective for the Company the first quarter of 2012.  The adoption of this guidance is not expected to have any effect on operating results or financial position.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

     The following information should be read along with the Unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2011 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings (including the launch of the new Versona Accessories store concept), relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions, including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S., global credit and sovereign debt markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 29, 2011 (“fiscal 2010”), as amended or supplemented, and in other reports we file with or furnish to the SEC from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

CHANGE IN ACCOUNTING PRINCIPLE:

The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 “Accounting Changes and Error Corrections,” all periods have been retrospectively adjusted to reflect the period specific effects of the change to the weighted average cost method.  The Company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis versus the product department level under the retail method.  The cumulative adjustment as of January 31, 2010, was an increase in inventory of $11,700,000 and an increase in retained earnings of $7,300,000.

Additionally, the Company has changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification has reduced accounts payable and inventory by $1,628,000 as of January 29, 2011 and $618,000 as of October 30, 2010.

In addition, the Company has changed the classification of certain prior year income statement items to conform to the 2011 presentation.  The change has no effect on net income; however, it does increase retail sales by $191,000 and cost of goods sold by $99,000 and selling, general and administrative expense by $92,000 for the three months ended October 30, 2010.  The change also reduces retail sales by $555,000, cost of goods sold by $240,000 and selling, general and administrative expense by $315,000 for the nine months ended October 30, 2010.

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

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.3	1.4	1.1	1.3
Total revenues	101.3	101.4	101.1	101.3
Cost of goods sold	64.8	64.2	61.4	60.7
Selling, general and administrative	29.6	30.6	25.7	27.7
Depreciation	2.7	2.9	2.3	2.4
Interest and other income	(0.4)	(0.5)	(0.4)	(0.4)
Income before income taxes	4.6	4.4	12.1	10.9
Net income	3.1	3.0	7.8	7.0

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of Third Quarter and First Nine Months of 2011 with 2010.

Total retail sales for the third quarter were $194.1 million compared to last year’s third quarter sales of $198.2 million, a 2.0% decrease.  Same-store sales decreased 3.0% in the third quarter of fiscal 2011 due to difficult economic conditions and resulting uncertainty affecting our customers.  For the nine months ended October 29, 2011, total retail sales were $699.1 million compared to last year’s comparable nine month sales of $689.1 million, and same-store sales decreased 1.0% for the comparable nine month period.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $196.7 million and $707.2 million for the third quarter and nine months ended October 29, 2011, respectively, compared to $201.0 million and $697.6 million for the third quarter and nine months ended October 30, 2010, respectively. The Company operated 1,292 stores at October 29, 2011 compared to 1,281 stores at the end of last year’s third quarter.  For the first nine months of 2011, the Company opened 23 new stores, relocated three stores and closed 13 stores.  The Company currently expects to open approximately 38 stores, relocate four stores and close approximately 29 stores in fiscal 2011.

Credit revenue of $1.9 million represented 1.0% of total revenues in the third quarter of fiscal 2011, compared to $2.1 million or 1.0% of total revenues in the third quarter of fiscal 2010.  Credit revenue decreased for the most recent comparable period due to lower finance charge income resulting from decreased sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.1 million in the third quarter of 2011, compared to last year’s third quarter expenses of $1.3 million.  The decrease was primarily due to lower bad debt expense slightly offset by increased administrative expenses compared to the third quarter of 2010.

Other income in total, as included in total revenues, was $2.6 million and $8.0 million for the third quarter and first nine months of fiscal 2011, compared to $2.8 million and $8.6 million for the prior year’s comparable third quarter and first nine months. The slight overall year-to-date decrease resulted primarily from lower finance charges and late fees.

Cost of goods sold was $125.8 million, or 64.8% of retail sales and $429.4 million or 61.4% of retail sales for the third quarter and first nine months of fiscal 2011, compared to $127.1 million, or 64.2% of retail sales and $418.4 million or 60.7% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The overall increase in cost of goods sold as a percent of retail sales for the third quarter was due to higher occupancy costs related to store development partially offset by a decrease in comparable store sales. For the first nine months of 2011, the increase resulted primarily from lower sell-throughs of regular priced merchandise.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 3.8% to $68.3 million for the third quarter of fiscal 2011 and decreased by 0.4% to $269.7 million for the first nine months of fiscal 2011 compared to $71.0 million and $270.7 million for the prior year’s comparable three and nine month periods, respectively.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $57.5 million, or 29.6% of retail sales and $179.8 million, or 25.7% of retail sales for the third quarter and first nine months of fiscal 2011, respectively, compared to $60.6 million, or 30.6% of retail sales and $191.0 million, or 27.7% of retail sales for the prior year’s comparable three and nine month periods, respectively.  SG&A expenses as a percentage of retail sales decreased 100 basis points for the third quarter of fiscal 2011 as compared to the prior year primarily as a result of lower accrued incentive compensation costs.  For the first nine months of fiscal 2011, SG&A expenses decreased 200 basis points as compared to the prior year.  The overall dollar decrease for the first nine months of fiscal 2011 was primarily attributable to decreased accrued incentive based compensation and insurance costs partially offset by an increase in payroll costs.

Depreciation expense was $5.3 million, or 2.7% of retail sales and $16.1 million, or 2.3% of retail sales for the third quarter and first nine months of fiscal 2011, respectively, compared to $5.6 million, or 2.9% of retail sales and $16.2 million, or 2.4% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The slight dollar decrease in depreciation expense was due to a reduction in store development and  information technology investments.

Interest and other income was $0.9 million, or 0.4% of retail sales and $2.8 million, or 0.4% of retail sales for the third quarter and first nine months of fiscal 2011, respectively, compared to $1.0 million, or 0.5% of retail sales and $2.9 million, or 0.4% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The slight dollar decrease for the first nine months of fiscal 2011 was primarily due to lower miscellaneous income partially offset by higher interest income due to an increase in cash and short-term investments.

Income tax expense was $2.8 million or 1.4% of retail sales and $29.9 million, or 4.3% of retail sales for the third quarter and first nine months of fiscal 2011, respectively, compared to $2.8 million, or 1.4% of retail sales and $27.0 million, or 3.9% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The dollar increase in the first nine months of fiscal 2011 resulted from higher pre-tax income partially offset by a slightly lower effective tax rate.  The effective income tax rate for the third quarter of fiscal 2011 was 31.4% compared to 32.0% for the third quarter of 2010.  The current year quarter was impacted by the reduction of a reserve for unrecognized tax benefits from the closing of a state income tax audit.  The effective income tax rate for the first nine months of fiscal 2011 was 35.4% compared to 36.1% for the nine months of fiscal 2010.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2011 was $68.0 million as compared to $60.4 million in the first nine months of fiscal 2010. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 29, 2011.

Cash provided by operating activities for the first nine months of fiscal 2011 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $7.6 million for the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 was primarily due to an increase in net income and changes in inventories partially offset by a decrease in accounts payable and incentive compensation.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2011 and for the next twelve months.

At October 29, 2011, the Company had working capital of $270.2 million compared to $243.4 million at October 30, 2010.  Additionally, the Company had $2.4 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at October 29, 2011, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At October 29, 2011, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2011.  There were no borrowings outstanding under the credit facility during the third quarter ended October 29, 2011.

At October 29, 2011 and October 30, 2010, the Company had approximately $4.2 million and $5.7 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $26.6 million in the first nine months of fiscal 2011, compared to $14.3 million in last year’s first nine months.  The expenditures for the first nine months of 2011 were primarily for the development of 23 new stores, additional investments in new technology and the distribution center and home office expansion.  For the full fiscal 2011 year, the Company expects to invest approximately $32.0 million for capital expenditures.  This includes anticipated expenditures to open 38 new stores and relocate four stores, upgrades to merchandise systems, and home office and distribution center expansion.

Net cash used in investing activities totaled $51.1 million in the first nine months of fiscal 2011 compared to $53.7 million used in the comparable period of 2010.  The decrease was due primarily to the decrease in purchases of short-term investments.

On November 22, 2011, the Board of Directors maintained the quarterly dividend at $.23 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

As of July 30, 2011, the Company had 320,564 shares remaining in the share repurchase program.  On August 25, 2011, the Board of Directors authorized an increase in the Company’s share repurchase program of two million shares.  During the third quarter ended October 29, 2011, the Company repurchased and retired 330,400 shares for approximately $7.7 million or an average market price of $23.31.  As of October 29, 2011, the Company had 1,990,164 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.  For the nine months ended October 29, 2011, the Company repurchased 452,778 shares at an average cost of $23.41 per share

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both October 29, 2011 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 278 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at October 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  See Note 8 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 29, 2011.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 29, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except for the change in accounting principle to the weighted average cost method from the retail method for inventory accounting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The following table summarizes the Company’s purchases of its common stock for the three months ended October 29, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	Yet be Purchased Under
Period	Purchased (1)	Paid per Share	Programs (2)	the Plans or Prgrams (2)
August 2011	30,700	$23.37	30,700
September 2011	279,700	23.37	279,700
October 2011	20,000	22.37	20,000
Total	330,400	$23.31	330,400	1,990,164

(1)                Prices include trading costs.

(2)                As of July 30, 2011, the Company’s share repurchase program had 320,564 shares remaining in open authorizations.  On August 25, 2011, the Board of Directors authorized an increase in the Company’s share repurchase program of two million shares.  During the third quarter ending October 29, 2011, the Company repurchased and retired 330,400 shares under this program for approximately $7,702,251 or an average market price of $23.31.  As of the third quarter ending October 29, 2011, the Company had 1,990,164 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

18.1*

Letter regarding change in accounting principle from PricewaterhouseCoopers, LLP dated December 7, 2011, to the Board of Directors of The Cato Corporation regarding the preferability of change in accounting principle from the Retail Method to the Cost Method.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.1

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months ended October 29, 2011 and October 30, 2010; (ii) Condensed Consolidated Balance Sheets at October 29, 2011, October 30, 2010 and January 29, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended October 29, 2011 and October 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

                      * Submitted electronically herewith.

PART II   OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

December 7, 2011	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

December 7, 2011	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer