Form 10-K
CATO CORP
filed 2012-03-27
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No □

      Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

                                                                                                (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 30, 2011, the last business day of the Company’s most recent second quarter, was $771,757,291 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of March 27, 2012, there were 27,420,237 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2012 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

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

		3 – 8
Item 1A.	Risk Factors...........................................................................................................	8 – 15
Item 1B.	Unresolved Staff Comments....................................................................................	15
Item 2.	Properties..............................................................................................................	15
Item 3.	Legal Proceedings.................................................................................................. ............................................................................................................................. .............................................................................................................................	15
Item 3A.	Executive Officers of the Registrant........................................................................	16
Item 4.	Mine Safety Disclosures.........................................................................................	17

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities................................................................................. .............................................................................................................................

		18 – 20
Item 6.	Selected Financial Data........................................................................................... .............................................................................................................................	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................................................................................................	22 – 29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk...................................... .............................................................................................................................	29
Item 8.

Financial Statements and Supplementary Data.......................................................... .............................................................................................................................

		30 – 63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................................................. .............................................................................................................................	63
Item 9A.	Controls and Procedures......................................................................................... .............................................................................................................................	63
Item 9B.	Other Information...................................................................................................	63

PART III
Item 10.	Directors, Executive Officers and Corporate Governance......................................... ............................................................................................................................. .............................................................................................................................	63
Item 11.	Executive Compensation.........................................................................................	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................................................................................................ .............................................................................................................................	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence..............	65
Item 14.	Principal Accountant Fees and Services...................................................................	65

PART IV
Item 15.

Exhibits and Financial Statement Schedules.............................................................. .............................................................................................................................

		65 – 75

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 2, 2013 (“fiscal 2012”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit and sovereign debt markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 28, 2012 (“fiscal 2011”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

     As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.  Our website is located at www.catocorp.com  where we make available free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations.  The information contained on our website, www.catocorp.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished the SEC.

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,288 fashion specialty stores at January 28, 2012, in 31 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona Accessories”.  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato concept’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles and nationally recognized urban brands for the entire family at low prices every day.  In fiscal 2011, the Company introduced the Versona Accessories concept.  These stores offer quality fashion jewelry and accessories accented by key apparel items at exceptional values every day.  Most of the Company’s stores range in size from 4,500 to 10,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 10% of retail sales in fiscal 2011. See Note 16 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

     Value Pricing.  The Company offers quality merchandise that is generally priced below comparable merchandise offered by department stores and mall specialty apparel chains, but is generally more fashionable than merchandise offered by discount stores. Management believes that the Company has positioned itself as the every day low price leader in its market segment.

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

Merchandising

  Merchandising

    The Company seeks to offer a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of fashion and value conscious customers. In addition, the Company strives to offer on-trend fashion in exciting colors with consistent fit and quality.

     The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry, handbags, men’s wear and lines for kids and newborns.  The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

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

      As a part of its merchandising strategy, members of the Company’s merchandising staff frequently attend trade shows to stay abreast of latest trends and styles, visit selected stores, monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors.  The Company also takes aggressive markdowns on slow-selling merchandise and typically does not carry over merchandise to the next season.

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2011, purchases from the Company’s largest vendor accounted for approximately 3% of the Company’s total purchases. No other vendor accounted for more than 3% of total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – We source a significant portion of our merchandise directly and indirectly from overseas, and changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain, could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

  Advertising

      The Company uses television, in-store signage, graphics, a Company website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.8%, 0.7% and 0.7% of retail sales for fiscal years 2011, 2010 and 2009, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers, 17 regional managers and 143 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

Store Locations

      Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores average approximately 4,500 square feet in size.

      All of the Company’s stores are leased. Approximately 97% are located in strip shopping centers and 3% in enclosed shopping malls. The Company typically locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2007.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2007	1,276	62	20	1,318
2008	1,318	65	102	1,281
2009	1,281	35	45	1,271
2010	1,271	37	26	1,282
2011	1,282	38	32	1,288

In fiscal 2011 the Company relocated four stores.

     The Company expects to open 45 new stores during fiscal 2012.  The expected new store openings include 15 Cato stores, 10 It’s Fashion Metro stores (including the conversion of approximately 3 existing It’s Fashion stores) and 20 Versona Accessories stores.  The Company anticipates closing up to 13 stores by year end, including the 3 conversions.  In addition, the Company also expects to relocate 15 stores and remodel 10 stores.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

      The Company offers its own credit card, which accounted for 4.8%, 5.2%, and 6.4% of retail sales in fiscal 2011, 2010 and 2009, respectively. The Company’s net bad debt expense was 5.3%, 6.6% and 7.4% of credit sales in fiscal 2011, 2010 and 2009, respectively.

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

  Layaway Plan

      Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made for four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee. The Company defers recognition of layaway sales and its related fees to the accounting period when the customer picks up and completely pays for layaway merchandise. Layaway sales represented approximately 4.7% of retail sales in each of the three fiscal years 2011, 2010 and 2009.

Information Technology Systems

      The Company’s information technology systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly ranking report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales, but can be modified to accommodate unexpected increases or decreases in demand for a particular item.

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

Seasonality

      Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of our business may affect comparisons between periods.  See Note 15 of the Consolidated Financial Statements for information regarding our quarterly results of operations for the last two fiscal years.

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

Associates

      As of January 28, 2012, the Company employed approximately 9,500 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

     Customer tastes and fashion trends, particularly for women’s apparel, are volatile and tend to change rapidly.  Our success depends in part upon our ability to consistently anticipate and respond to changing merchandise trends and consumer preferences in a timely manner.  Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers.  If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would adversely affect our margins and results of operations.

     Existing and increased competition in the women’s retail apparel industry may negatively impact our business,                results of operations, financial condition and market share.

     The women’s retail apparel industry is highly competitive.  We compete primarily with discount stores, mass merchandisers, department stores, off-price retailers, specialty stores, and internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have.  Many of our competitors offer frequent promotions and reduce their selling prices.   In some cases our competitors are expanding into markets in which we have a significant market presence.  As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures, as well as loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

      Unusual weather, natural disasters or similar events may adversely affect our sales or operations.

     Extreme changes in weather patterns or natural disasters can influence customer trends and shopping habits.  For example, heavy rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability.  Our business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect our business.  The occurrence or threat of extreme weather patterns, natural disasters, power outages, terrorist acts or other catastrophic events could reduce customer traffic in our stores and likewise disrupt our ability to conduct operations, which could materially and adversely affect us

      We source a significant portion of our merchandise directly and indirectly from overseas, and changes,              disruptions, cost changes or other problems  affecting the Company’s merchandise supply chain could                    materially and adversely affect the Company’s business,  results of operations and financial condition.

      A significant amount of our merchandise is manufactured overseas. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political instability or other events resulting in the disruption of trade from other countries, increased security requirements for imported merchandise, or the imposition of additional regulations or changes in duties, quotas, taxes or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs.  Any of these factors could have a material adverse effect on our business.  In addition, increased energy and transportation costs have caused us significant cost increases, and continued increases in these costs or the disruption of the means by which merchandise is transported to us could cause us additional cost increases or interruptions of our supply chain which could be significant. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.  Furthermore, our dependence on third party vendors to manufacture and supply our merchandise subjects us to numerous risks that our vendors will fail to perform as we expect.  For example, the deterioration in any of our key vendors’ financial condition, their failure to ship merchandise in a timely manner that meets our specifications, or other failures to follow our vendor guidelines or comply with applicable laws and regulations could expose us to operational, quality, competitive, reputational and legal risks.  If we were not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods which the Company may not be able to pass on to the customers.

      Vendors are increasingly passing on higher production costs which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and crop yields, as well as other factors.  Additionally, manufacturers are experiencing increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to the Company. Due to the Company’s limited flexibility in price point, the Company may not be able to pass on those cost increases to the consumer which could have a material adverse effect on our results of operations and financial condition.

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

      Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions, levels of employment, fuel and energy costs, salaries and wage rates and other sources of income, tax rates, home values, consumer net worth, the availability of consumer credit, consumer confidence or consumer perceptions of economic and political conditions or trends. Any perception that adverse conditions in the general economy or credit markets are continuing or worsening may significantly weaken many of these drivers of consumer spending habits. Adverse economic conditions or uncertainties also generally cause consumers to defer purchases of discretionary items, such as our merchandise, or to purchase cheaper alternatives to our merchandise, all of which may also adversely affect our net sales and results of operations.  In addition, numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, or similar events, may also dampen consumer confidence, and accordingly, lead to reduced consumer spending.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

        The failure, disruption or security breach relating to our information technology systems could adversely        affect our business.

      We rely on our existing information technology systems for merchandise operations including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management.  In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets.  Any disruption in the operation of our information technology systems, or our failure to continue to upgrade or improve such systems could adversely affect our business. Modifications and/or upgrades to our current information technology systems may also disrupt our operations. In addition, any security breach or other problem that results in the unauthorized disclosure of confidential customer information, such as personally identifiable information and payment information, or other confidential information regarding our associates, vendors or other third parties with whom we do business, could adversely affect our standing with these constituents and expose us to the risk of litigation and liability. Any such occurrences could result in reputational damage or loss of business or goodwill and could adversely affect our business, results of operations and financial condition.

         A disruption or shutdown of our centralized distribution center or transportation network could materially    and adversely affect our business and results of operations.

     The distribution of our products is centralized in one distribution center in Charlotte, North Carolina and distributed through our network of third party freight carriers.  The merchandise we purchase is shipped directly to our distribution center, where it is prepared for shipment to the appropriate stores and subsequently delivered to the stores by our third party freight carriers.  If the distribution center or our third party freight carriers were to be shutdown or lose significant capacity for any reason, our operations would likely be seriously disrupted.  Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into our distribution center or deliver goods to our stores.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center and/or our transportation network. Any such occurrence could adversely affect our business, results of operations and financial condition.

        Our ability to attract consumers and grow our revenues is dependent on the success of our store location          strategy and our ability to successfully open new stores as planned.

     Our sales are dependent in part on the location of our stores in shopping centers where we believe our consumers and potential consumers shop.  In addition, our ability to grow our revenues has been substantially dependent on our ability to secure space for and open new stores in attractive locations.  Centers where we currently operate existing stores or seek to open new stores may be adversely affected by, among other things, general economic downturns or those particularly affecting the commercial real estate industry, the closing of anchor stores, changes in tenant mix and changes in customer shopping preferences.  To take advantage of consumer traffic and the shopping preferences of our consumers, we need to maintain and acquire stores in desirable locations where competition for suitable store locations is intense. A decline in customer popularity of the strip shopping centers where we generally locate our stores, or in availability or cost of space in desirable centers and locations could adversely affect consumer traffic and reduce our sales and net earnings or increase our operating costs.

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

     Like most retailers, we experience significant associate turnover rates, particularly among store sales associates and managers.  Because our continued store growth will require the hiring and training of new associates, we must continually attract, hire and train new store associates to meet our staffing needs. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs, as well as possibly cause a decrease in our store operating efficiency and productivity.  We compete for qualified store associates, as well as experienced management personnel with other companies in our industry or other industries, many of whom have greater financial resources than we do.

      In addition, we depend on key management personnel to oversee the operational divisions of the Company for the support of our existing business and future expansion. The success of executing our business strategy depends in large part on retaining key management. We compete for key management personnel with other retailers and our inability to attract and retain qualified personnel could limit our ability to continue to grow.

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

      We believe that our “Cato”, “It’s Fashion”, “It’s Fashion Metro” and “Versona” trademarks are integral to our store designs, brand recognition and our ability to successfully build consumer loyalty.  Although we have registered these trademarks with the U.S. Patent and Trademark Office (“PTO”) and have also registered, or applied for registration of, additional trademarks with the PTO that we believe are important to our business, we cannot assure that these registrations will prevent imitation of our trademarks, merchandising concepts, store designs or private label merchandise or the infringement of our other intellectual property rights by others. Infringement of our names, concepts, store designs or merchandise generally, or particularly in a manner that projects lesser quality or carries a negative connotation of our image could adversely affect our business, financial condition and results of operations.

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

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the rules of the SEC and New York Stock Exchange and certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rule-making that has been and will continue to be implemented over the next several years under the mandates of the Dodd-Frank Act. The requirements of these rules and regulations have, and may continue to, increase our compliance costs and place significant strain on our personnel, systems and resources. To satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test, monitor and enhance our internal control over financial reporting, which is a costly and time-consuming effort that must be re-evaluated frequently. We cannot give assurance that our disclosure controls and procedures and our internal control over financial reporting, as defined by applicable SEC rules, will be adequate in the future. Any failure to maintain the effectiveness of internal control over financial reporting or to comply with the other various laws and regulations to which we are and will continue to be subject, or to which we may become subject in the future, as a public company could have an adverse material impact on our business, our financial condition and the price of our common stock. In addition, our efforts to comply with these requirements, particularly with new requirements under the Dodd-Frank Act that have yet to be implemented, could significantly increase our compliance costs.

        Changes to accounting rules and regulations may adversely affect our reported results of operations and         financial condition.

     In an effort to provide greater comparability of financial reporting in an increasing global environment, accounting regulatory authorities are entering into collaborative efforts to converge U.S. Generally Accepted Accounting Principles with International Financial Reporting Standards. These changes in accounting rules or regulations may significantly impact our future reported results of operations and financial position.  Changes in accounting rules or regulations and varying interpretations of existing accounting rules and regulations have significantly affected our reported financial statements and those of other participants in the retail industry in the past and may continue to do so in the future.

     Proposed changes to lease accounting standards may require lessees to capitalize operating leases in their financial statements in the future. If adopted, this change will have a major impact on the Company as a retailer with numerous leased locations. Such a change would require Cato to record a significant amount of lease-related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease-related expenses on our statements of income and cash flows. This change could lead to the perception by investors that we are highly leveraged and would change the calculation of numerous financial metrics and measures of our performance and financial condition. This and other future changes to accounting rules or regulations may adversely affect our reported results of operations and financial position.

The Company’s ability to successfully integrate new businesses into its existing business, to the extent it enters new lines of business in the future, will affect the Company’s financial condition and results of operations.

     The Company’s long-term business strategy includes growth through the development of new store concepts. This growth may require significant capital expenditures and management attention. The Company may not realize any of the anticipated benefits of a new business and integration costs may exceed anticipated amounts. We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful and that could potentially result in impairment charges. If we cannot successfully execute our growth strategies, our financial condition and results of operations may be adversely impacted.

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

      As of March 27, 2012, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations.  Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments:

     None.

Item 2.     Properties:

      The Company’s distribution center and general offices are located in a Company-owned building of approximately 492,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company’s automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 74,000 square feet. A 60,000 square foot addition to the general offices is to be completed in the fall of 2012.  A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company’s existing location is used for receiving and distribution of store and office operating supplies.

Item 3.     Legal Proceedings:

     From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business.  The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 27, 2012 are as follows:

Name	Age	Position

John P. D. Cato........................	61	Chairman, President and Chief Executive Officer
John R. Howe...........................	49	Executive Vice President, Chief Financial Officer
Sally Almason...........................	58	Executive Vice President, General Merchandising Manager – Cato concept
Michael T. Greer.......................	49	Executive Vice President, Director of Stores
Gordon Smith............................	56	Executive Vice President, Chief Real Estate and Store Development Officer

                John P. D. Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since January 2004, he has served as Chairman, President and Chief Executive Officer. From May 1999 to January 2004, he served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price concept, serving as Executive Vice President and as President and General Manager of the It’s Fashion concept from 1993 to August 1996. Mr. Cato is currently a director of Ruddick Corporation.

            John R. Howe has been employed by the Company since 1986.  Since September 2008, he has served as Executive Vice President, Chief Financial Officer.  From June 2007 until September 2008, he served as Senior Vice President, Controller.  From 1999 to 2007, he served as Vice President, Assistant Controller.  From 1997 to 1999, he served as Assistant Vice President, Budgets and Planning.  From 1995 to 1997, he served as Director, Budgets and Planning.  From 1990 to 1995, he served as Assistant Tax Manager.  From 1986 to 1990, Mr. Howe held various positions within the finance area.

            Sally Almason has been employed by the Company since 1995.  Since November 2010, she has served as Executive Vice President, Merchandising Cato and Versona concepts.  From 2009 to 2010, she has served as Executive Vice President, General Merchandise Manager for the Cato concept.  From 2004 to 2009, she served as Senior Vice President, General Merchandise Manager for the Cato concept.  From 1995 to 2004, she served as Vice President, Divisional Merchandise Manager for the Cato concept.

            Michael T. Greer has been employed by the Company since 1985.  Since May 2006, he has served as Executive Vice President, Director of Stores of the Company.  From November 2004 until May 2006, he served as Senior Vice President, Director of Stores of the Company.  From February 2004 until November 2004, he served as Senior Vice President, Director of Stores of the Cato concept.  From 2002 to 2003 Mr. Greer served as Vice President, Director of Stores of the It’s Fashion concept. From 1999 to 2001 he served as Territorial Vice President of Stores of the Cato concept and from 1996 to 1999 he served as Regional Vice President of Stores of the Cato concept. From 1985 to 1995, Mr. Greer held various store operational positions in the Cato concept.

            Gordon Smith has been employed by the Company since 1989. Since July 2011, he has served as Executive Vice President, Chief Real Estate and Store Development Officer. From February 2008 until July 2011 Mr. Smith served as Senior Vice President, Real Estate. From October 1989 to February 2008, Mr. Smith served as Assistant Vice President, Corporate Real Estate.

Item 4.     Mine Safety Disclosures:

     No matters requiring disclosure.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2011 and 2010.

	Price
2011	High	Low	Dividend
First quarter	$25.64	$23.03	$0.185
Second quarter	30.74	25.11	0.23
Third quarter	28.19	21.98	0.23
Fourth quarter	26.95	22.83	0.23

	Price
2010	High	Low	Dividend
First quarter	$25.11	$18.70	$.165
Second quarter	25.21	21.49	.185
Third quarter	28.47	22.27	.185
Fourth quarter	29.60	24.23	.185

As of March 27, 2012 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
2/2/2007	100	100	100
2/1/2008	75	79	91
1/30/2009	63	42	56
1/29/2010	100	79	78
1/28/2011	122	98	101
1/27/2012	141	116	106

      The graph assumes an initial investment of $100 on February 2, 2007, the last trading day prior to the commencement of the Company’s 2007 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended January 28, 2012:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2011	-	$-	-
December 2011	877	25.60	877
January 2012	-	-	-
Total	877	$25.60	877	1,989,287

(1)    Prices include trading costs.

(2)    On January 29, 2011, the Company’s share repurchase program had 442,942 shares remaining in open authorizations.  On August 25, 2011, the Board of Directors authorized an increase in the Company’s share repurchase program of two million shares.  At fiscal year ending January 28, 2012, the Company had 1,989,287 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended January 28, 2012 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$920,622	$913,079	$872,138	$845,676	$834,341
Other income	10,836	11,606	11,863	12,042	12,096
Total revenues	931,458	924,685	884,001	857,718	846,437
Cost of goods sold (exclusive of depreciation
shown below)	574,176	563,262	554,055	562,056	572,309
Selling, general and administrative (exclusive
of depreciation shown below)	238,982	250,763	245,444	227,645	210,892
Selling, general and administrative percent of
retail sales	26.0%	27.5%	28.1%	26.9%	25.3%
Depreciation	21,825	21,822	21,829	22,572	22,212
Interest expense	21	37	66	53	9
Interest and other income	(3,817)	(3,971)	(4,313)	(7,218)	(8,218)
Income before income taxes	100,271	92,772	66,920	52,610	49,233
Income tax expense	35,437	33,921	21,935	18,976	16,914
Net income	$64,834	$58,851	$44,985	$33,634	$32,319
Basic earnings per share	$2.21	$2.00	$1.53	$1.14	$1.02
Diluted earnings per share	$2.21	$2.00	$1.53	$1.14	$1.02
Cash dividends paid per share	$0.875	$0.720	$0.660	$0.660	$0.645

SELECTED OPERATING DATA:
Stores open at end of year	1,288	1,282	1,271	1,281	1,318
Average sales per store (2)	$716,000	$716,000	$678,000	$640,000	$640,000
Average sales per square foot of selling space	$162	$168	$165	$162	$165

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$245,989	$234,851	$200,915	$144,803	$114,578
Working capital	272,139	251,523	214,024	164,639	144,114
Total assets	551,089	532,759	492,063	435,353	420,792
Total stockholders’ equity	366,679	334,014	298,649	261,813	247,370
___________

(1) Reported results for periods prior to fiscal 2009 have not been restated due to the change in accounting principle. See Note 2 to the Consolidated Financial Statements. The change is not determinable because the information necessary to determine the weighted-average cost using the cost method as of the beginning of that year is no longer available.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

Effective January 30, 2011, the Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method. All periods have been retrospectively adjusted to reflect the change. Refer to Note 2, "Change in Accounting Principle" for additional information.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

		As Restated	As Restated
Fiscal Year Ended	January 28, 2012	January 29, 2011	January 30, 2010

Retail sales	100.0%	100.0%	100.0%
Other income	1.2	1.3	1.4
Total revenues	101.2	101.3	101.4
Cost of goods sold	62.4	61.7	63.5
Selling, general and administrative	26.0	27.5	28.1
Depreciation	2.4	2.4	2.5
Interest and other income	(0.4)	(0.4)	(0.5)
Income before income taxes	10.9	10.2	7.7
Net income	7.0%	6.4%	5.2%

Fiscal 2011 Compared to Fiscal 2010

      Retail sales increased by 0.8% to $920.6 million in fiscal 2011 compared to $913.1 million in fiscal 2010.  The increase in retail sales in fiscal 2011 was largely attributable to sales from store development offset by same store sales decline.  Same store sales decreased 1% from fiscal 2010.  Same store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 0.7% to $931.5 million in fiscal 2011 compared to $924.7 million in fiscal 2010. The Company operated 1,288 stores at January 28, 2012 compared to 1,282 stores operated at January 29, 2011.

      In fiscal 2011, the Company opened 38 new stores, relocated four stores and closed 32 stores.

      Other income in total, as included in total revenues in fiscal 2011, decreased to $10.8 million from $11.6 million in fiscal 2010.  The decrease resulted primarily from lower credit revenue and finance charges and layaway charges.

      Credit revenue of $7.7 million represented 0.8% of total revenue in fiscal 2011, a decrease compared to 2010 credit revenue of $8.5 million or 0.9% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances and regulatory changes.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $4.4 million in fiscal 2011 compared to $5.4 million in fiscal 2010. The decrease in these expenses was principally due to a reduction in postage expense and bad debt expense of $1.2 million.  See Note 16 of the Consolidated Financial Statements for a schedule of credit-related expenses. Total segment credit income before taxes increased $0.1 million from $3.1 million in 2010 to $3.2 million in 2011 due to a decrease in related operating expenses. Total credit income of $3.2 million in 2011 represented 3.2% of total income before taxes of $100.3 million compared to total credit income of $3.1 million in 2010 which represented 3.3% of 2010 total income before taxes.

      Cost of goods sold was $574.2 million, or 62.4% of retail sales, in fiscal 2011 compared to $563.3 million, or 61.7% of retail sales, in fiscal 2010. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher procurement costs and store occupancy costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) decreased by 1.0% to $346.4 million in fiscal 2011 from $349.8 million in fiscal 2010. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $239.0 million in fiscal 2011 compared to $250.8 million in fiscal 2010, a decrease of 4.7%. As a percent of retail sales, SG&A was 26.0% compared to 27.5% in the prior year. The overall dollar decrease in SG&A resulted primarily from a decrease in accrued incentive compensation costs and insurance costs partially offset by an increase in payroll costs.

      Depreciation expense was $21.8 million in both fiscal 2011 and fiscal 2010. Depreciation expense was flat from period to period because the Company’s store count and related investments in store development, as well as its information technology investments, were both relatively stable.

      Interest and other income was $3.8 million in fiscal 2011 compared to $4.0 million in fiscal 2010. The decrease was due to lower miscellaneous income, partially offset by increased interest income and gift card breakage income.  See Note 3 to the Consolidated Financial Statements for further details.

      Income tax expense was $35.4 million, or 3.8% of retail sales in fiscal 2011 compared to $33.9 million, or 3.7% of retail sales in fiscal 2010. The increase resulted from higher pre-tax income partially offset by a reduction in the effective tax rate. The effective tax rate was 35.3% in fiscal 2011 compared to 36.6% in fiscal 2010 primarily as a result of a reduction of a reserve for unrecognized tax benefits from the closing of state income tax audits.

Fiscal 2010 Compared to Fiscal 2009

      Retail sales increased by 4.7% to $913.1 million in fiscal 2010 compared to $872.1 million in fiscal 2009.  The increase in retail sales in fiscal 2010 was largely attributable to sales from store development and same store sales improvement.  Same store sales increased 3% from fiscal 2009.  Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 4.6% to $924.7 million in fiscal 2010 compared to $884.0 million in fiscal 2009. The Company operated 1,282 stores at January 29, 2011 compared to 1,271 stores operated at January 30, 2010.

      In fiscal 2010, the Company opened 37 new stores, relocated five stores and closed 26 stores.

      Other income in total, as included in total revenues in fiscal 2010, decreased slightly to $11.6 million from $11.9 million in fiscal 2009.  The decrease resulted primarily from lower credit revenue and finance charges, partially offset by an increase in layaway charges.

      Credit revenue of $8.5 million represented 0.9% of total revenue in fiscal 2010, a decrease compared to 2009 credit revenue of $9.4 million or 1.1% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances and regulatory changes.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $5.4 million in fiscal 2010 compared to $6.6 million in fiscal 2009. The decrease in these expenses was principally due to a reduction in postage expense and bad debt expense of $906,000.  See Note 16 of the Consolidated Financial Statements for a schedule of credit-related expenses. Total segment credit income before taxes increased $0.2 million from $2.9 million in 2009 to $3.1 million in 2010 due to a decrease in related operating expenses. Total credit income of $3.1 million in 2010 represented 3.3% of total income before taxes of $92.8 million compared to total credit income of $2.9 million in 2009 which represented 4.3% of 2009 total income before taxes.

      Cost of goods sold was $563.3 million, or 61.7% of retail sales, in fiscal 2010 compared to $554.1 million, or 63.5% of retail sales, in fiscal 2009. The decrease in cost of goods sold as a percent of retail sales resulted primarily from lower procurement costs and reduced markdowns.  Total gross margin dollars (retail sales less cost of goods sold) increased by 10.0% to $349.8 million in fiscal 2010 from $318.0 million in fiscal 2009. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (SG&A), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $250.8 million in fiscal 2010 compared to $245.4 million in fiscal 2009, an increase of 2.2%. As a percent of retail sales, SG&A was 27.5% compared to 28.1% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in salary expenses driven by store development and workers’ compensation expense, partially offset by a reduction in store closing costs.

      Depreciation expense was $21.8 million in both fiscal 2010 and fiscal 2009. Depreciation expense was flat from period to period because the Company’s store count and related investments in store development, as well as its information technology investments, were both relatively stable.

      Interest and other income was $4.0 million in fiscal 2010 compared to $4.3 million in fiscal 2009. The decrease was due to lower interest income due to reduced interest rates.  See Note 3 to the Consolidated Financial Statements for further details.

      Income tax expense was $33.9 million, or 3.7% of retail sales in fiscal 2010 compared to $21.9 million, or 2.5% of retail sales in fiscal 2009. The increase resulted from higher pre-tax income in conjunction with an increase in the effective tax rate. The effective tax rate was 36.6% in fiscal 2010 compared to 32.8% in fiscal 2009 primarily as a result of the favorable resolution of various state income tax matters in the prior year.

Off-Balance Sheet Arrangements

      Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements.

Critical Accounting Policies

     The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self-insured health insurance, workers’ compensation, general and auto insurance liabilities, inventory shrinkage, uncertain tax positions, and the calculation of potential asset impairment.

      The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

     Allowance for Doubtful Accounts

     The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on the accounts receivable aging and estimates of actual write-offs. The allowance is reviewed for adequacy and adjusted, as necessary, on a quarterly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

     Merchandise Inventories

      The Company’s inventory is valued using the weighted-average cost method and is stated at the lower of cost or market. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last physical inventory and the financial reporting date. The Company regularly reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory.

     Effective with the first quarter of fiscal 2011, the Company elected to change its inventory valuation method from the retail method to the weighted-average cost method.  Refer to Note 2, “Change in Accounting Principle” for additional information.

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

     Insurance Liabilities

      The Company is primarily self-insured for health care, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to health care, workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to make adjustments to the provision for insurance costs that could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

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

     Revenue Recognition

      While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards are recorded as deferred revenue until they are redeemed or forfeited. Layaway sales are recorded as deferred revenue until the customer takes possession or forfeits the merchandise.  Gift cards do not have expiration dates. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

     The Company recognizes income on unredeemed gift cards (“gift card breakage”) as a component of other income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.  Gift card breakage income is analyzed and recognized on a quarterly basis and is not expected to be material.

      Finance revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2011 was $81.3 million as compared to $79.5 million in fiscal 2010. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.  In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at January 28, 2012.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital.  The increase of $1.8 million for fiscal 2011 over fiscal 2010 is primarily due to an increase in net income and a decrease in merchandise inventories, partially offset by a decrease in accounts payable, accrued bonus and benefits and deferred income tax expense.

      The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2012 and for the foreseeable future.

      At January 28, 2012, the Company had working capital of $272.1 million compared to $251.5 million at January 29, 2011.  Additionally, the Company had $2.0 million and $2.4 million invested in privately managed investment funds and other miscellaneous equities for fiscal years 2011 and 2010, respectively, which are reported under Other assets in the Consolidated Balance Sheets.

      At January 28, 2012, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million. The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 28, 2012. There were no borrowings outstanding under this credit facility during the fiscal year ended January 28, 2012 or the fiscal year ended January 29, 2011.

      The Company had approximately $2.3 million and $7.2 million at January 28, 2012 and January 29, 2011, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

     Expenditures for property and equipment totaled $35.9 million, $19.6 million and $10.0 million in fiscal 2011, 2010 and 2009, respectively. The expenditures for fiscal 2011 were primarily for store development, investments in new technology and the general office expansion.  In fiscal 2012, the Company is planning to invest approximately $58.9 million in capital expenditures. This includes expenditures to open 15 new Cato stores, 10 new It’s Fashion Metro stores including the conversion of up to 3 It’s Fashion stores to It’s Fashion Metro stores, 20 new Versona Accessories stores, the relocation of 15 Cato stores and the remodeling of 10 Cato stores.  In addition, the Company has planned for additional investments in technology, the completion of the general office addition, the renovation of the current office space and the proposed distribution center expansion all to be implemented or begun over the next 12 months.

      Net cash used in investing activities totaled $59.7 million for fiscal 2011 compared to $55.7 million used for the comparable period of 2010.  The increase was due primarily to an increase in expenditures for property and equipment partially offset by a reduction in cash outflows related to short-term investments.

     On May 26, 2011, the Board of Directors increased the quarterly dividend by 24% from $.185 per share to $.23 per share.

      The Company does not use derivative financial instruments.

      See Note 5, “Fair Value Measurements”, for information regarding the Company’s financial assets that are measured at fair value.

      The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds and governmental debt securities held in managed funds with underlying ratings of A or better at both January 28, 2012 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 4 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments in the accompanying Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

      Additionally, at January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

      The Company’s failed ARS is recorded at par value which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

      The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

The following table shows the Company's obligations and commitments as of January 28, 2012, to make future payments under noncalcellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Merchandise letters of credit	$2,302	$2,302	$-	$-	$-	$-	$-
Operating leases	159,578	60,634	42,804	26,777	18,202	9,977	1,184
Total Contractual Obligations	$161,880	$62,936	$42,804	$26,777	$18,202	$9,977	$1,184
____________

(1) In addition to the amounts shown in the table above, $8.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 14, Income Taxes, of the Consolidated Financial Statements for additional information.

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

     In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In December 2011, the FASB issued a deferral of a portion of this new guidance, specifically, the requirement to present reclassifications of other comprehensive income on the face of the income statement.  The provisions of this new guidance are effective for the Company the first quarter of fiscal 2012.  The adoption of this guidance is not expected to have any effect on operating results or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

      The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm...........................................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010...........................................................................	32

Consolidated Balance Sheets at January 28, 2012 and January 29, 2011 ......................................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010........................................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010..........................................................................................................	35

Notes to Consolidated Financial Statements.....................................................................................................	36

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010..........................................................................................................	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Cato Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index and appearing on page S-2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2011, the Company changed its method of accounting for merchandise inventories.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 27, 2012

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
		As Restated (Note 2)
	January 28,	January 29,	January 30,
	2012	2011	2010
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$920,622	$913,079	$872,138
Other income (principally finance charges, late fees and layaway
charges)	10,836	11,606	11,863
Total revenues	931,458	924,685	884,001

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	574,176	563,262	554,055
Selling, general and administrative (exclusive of depreciation shown
below)	238,982	250,763	245,444
Depreciation	21,825	21,822	21,829
Interest expense	21	37	66
Interest and other income	(3,817)	(3,971)	(4,313)
	831,187	831,913	817,081

Income before income taxes	100,271	92,772	66,920

Income tax expense	35,437	33,921	21,935

Net income	$64,834	$58,851	$44,985

Basic earnings per share	$2.21	$2.00	$1.53

Diluted earnings per share	$2.21	$2.00	$1.53

Dividends per share	$0.875	$0.720	$0.660

Comprehensive income:
Net income	$64,834	$58,851	$44,985
Unrealized gains (losses) on available-for-sale securities, net of
deferred income tax liability or benefit	660	(258)	121

Comprehensive income	$65,494	$58,593	$45,106

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

		As Restated
		(Note 2)
	January 28,	January 29,
	2012	2011

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34,893	$48,630
Short-term investments	205,771	181,395
Restricted cash and short-term investments	5,325	4,826
Accounts receivable, net of allowance for doubtful accounts of $2,362 at
January 28, 2012 and $2,985 at January 29, 2011	43,024	39,703
Merchandise inventories	130,382	144,028
Deferred income taxes	3,579	3,660
Prepaid expenses	6,158	3,199
Total Current Assets	429,132	425,441
Property and equipment - net	115,445	99,773
Other assets	6,512	7,545
Total Assets	$551,089	$532,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,073	$103,898
Accrued expenses	37,584	35,318
Accrued bonus and benefits	10,192	22,841
Accrued income taxes	15,144	11,861
Total Current Liabilities	156,993	173,918
Deferred income taxes	7,887	9,540
Other noncurrent liabilities (primarily deferred rent)	19,530	15,287

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000 shares authorized;
27,418,884 and 27,758,123 shares issued at January 28, 2012 and
January 29, 2011, respectively	914	925
Convertible Class B common stock, $.33 par value per share, 15,000,000 shares
authorized; 1,743,525 shares issued at January 28, 2012 and January 29, 2011	58	58
Additional paid-in capital	72,030	68,537
Retained earnings	292,741	264,218
Accumulated other comprehensive income	936	276

Total Stockholders' Equity	366,679	334,014
Total Liabilities and Stockholders' Equity	$551,089	$532,759

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		As Restated (Note 2)
	January 28,	January 29,	January 30,
	2012	2011	2010
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$64,834	$58,851	$44,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,825	21,822	21,829
Provision for doubtful accounts	1,723	2,827	3,643
Share-based compensation	2,559	2,341	2,063
Excess tax benefits from share-based compensation	(417)	(468)	(201)
Deferred income taxes	(1,944)	4,531	113
Loss on disposal of property and equipment	743	733	1,624
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(5,044)	(2,376)	339
Merchandise inventories	13,646	(14,380)	(4,304)
Prepaid and other assets	(1,968)	10	1,072
Accrued income taxes	3,700	1,389	(365)
Accounts payable, accrued expenses and other liabilities	(18,316)	4,196	13,891
Net cash provided by operating activities	81,341	79,476	84,689

INVESTING ACTIVITIES
Expenditures for property and equipment	(35,890)	(19,559)	(9,960)
Purchases of short-term investments	(109,098)	(144,630)	(162,957)
Sales of short-term investments	85,796	110,778	108,287
Change in restricted cash and short-term investments	(499)	(2,251)	6,514
Net cash used in investing activities	(59,691)	(55,662)	(58,116)

FINANCING ACTIVITIES
Dividends paid	(25,715)	(21,216)	(19,481)
Repurchase of stock	(10,622)	(5,863)	(49)
Proceeds from employee stock purchase plan	488	436	412
Excess tax benefits from share-based compensation	417	468	201
Proceeds from stock options exercised	45	606	467
Net cash used in financing activities	(35,387)	(25,569)	(18,450)
Net increase (decrease) in cash and cash equivalents	(13,737)	(1,755)	8,123
Cash and cash equivalents at beginning of year	48,630	50,385	42,262
Cash and cash equivalents at end of year	$$34,893	$$48,630	$$50,385

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Stock	Equity
	(Dollars in thousands)

Balance — January 31, 2009	$1,210	$58	$61,608	$354,333	$413	$(155,809)	$261,813
Restatement for accounting principle (Note 2)	-	-	-	8,117	-	-	8,117
Comprehensive income:
Net income (As Restated)	-	-	-	44,985	-	-	44,985
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $37	-	-	-	-	121	-	121
Dividends paid ($.66 per share)	-	-	-	(19,481)	-	-	(19,481)
Class A common stock sold through employee stock purchase
plan — 27,051 shares	1	-	483	-	-	-	484
Class A common stock sold through stock option plans —
43,600 shares	2	-	535	-	-	-	537
Class A common stock issued through restricted stock grant plans
130,916 shares	4	-	1,879	38	-	-	1,921
Windfall tax benefit from equity compensation plans		-	201		-	-	201
Repurchase of treasury shares – 2,569 shares		-	-		-	(49)	(49)
Retirement of treasury shares – 8,662,902 shares	(289)	-	-	(155,569)	-	155,858	-

Balance — January 30, 2010	928	58	64,706	232,423	534	-	298,649
Comprehensive income:
Net income (As Restated)	-	-	-	58,851	-	-	58,851
Unrealized losses on available-for-sale securities, net of deferred
income tax benefit of ($112)	-	-	-		(258)	-	(258)
Dividends paid ($.72 per share)	-	-	-	(21,216)	-	-	(21,216)
Class A common stock sold through employee stock purchase
plan — 23,849 shares	1	-	512	-	-	-	513
Class A common stock sold through stock option plans —
42,675 shares	1	-	739	-	-	-	740
Class A common stock issued through restricted stock grant plans
109,291 shares	4	-	2,299	13	-	-	2,316
Windfall tax benefit from equity compensation plans		-	281	-	-	-	281
Repurchase of treasury shares – 260,277 shares	(9)	-	-	(5,854)	-	-	(5,863)

Balance — January 29, 2011	$925	$58	$68,537	$264,217	$276	$-	$334,013
Comprehensive income:
Net income	-	-	-	64,834	-	-	64,834
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $406	-	-	-	-	660	-	660
Dividends paid ($.875 per share)	-	-	-	(25,715)	-	-	(25,715)
Class A common stock sold through employee stock purchase
plan — 23,975 shares	1	-	571	-	-	-	572
Class A common stock sold through stock option plans —
4,875 shares	-	-	290	-	-	-	290
Class A common stock issued through restricted stock grant plans
85,556 shares	3	-	2,459	12	-	-	2,474
Windfall tax benefit from equity compensation plans	-	-	173		-	-	173
Repurchase of treasury shares – 453,655 shares	(15)	-	-	(10,607)	-	-	(10,622)

Balance — January 28, 2012	$914	$58	$72,030	$292,741	$936	$-	$366,679

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

     Principles of Consolidation: The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

     Description of Business and Fiscal Year:  The Company has two reportable segments — the operation of a fashion specialty stores segment (“Retail Segment”) and a credit card segment (“Credit Segment”). The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion”, “It’s Fashion Metro” and “Versona Accessories” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

     Change in Accounting Principle:  The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method.  Refer to Note 2, “Change in Accounting Principle” for additional information.

     Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self-insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities,  inventory shrinkage, uncertain tax positions, and the calculation of asset impairment.

     Cash and Cash Equivalents and Short-Term Investments: Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with original maturities beyond three months are classified as short-term investments. See Note 5 for the Company’s estimated fair value of, and other information regarding, its short-term investments.

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

      In addition, the Company has $5.3 million in escrow at January 28, 2012 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and short-term investments on the Consolidated Balance Sheets.

     Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments, restricted cash and short-term investments and accounts receivable. The Company places its cash equivalents with high credit qualified institutions and, by practice, limits the amount of credit exposure to any one institution.  The Company’s short-term investments and restricted cash and short-term investments are placed with high credit issuers, and by practice, omit exposure to any one issuer. Concentrations of credit risks with respect to accounts receivable are limited due to the dispersion across different geographies of the Company’s customer base.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 were approximately $34,290,000, $27,615,000 and $23,753,000, respectively.

     Inventories: Merchandise inventories are stated at the lower of cost or market as determined by the weighted-average cost method.  The Company changed its method of accounting for inventory effective January 30, 2011.  Refer to Note 2, “Change in Accounting Principle” for additional information.

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

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2011, 2010 and 2009 were $254,000, $351,000 and $689,000, respectively.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Leases

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For construction allowances, the Company records a deferred rent liability in Other noncurrent liabilities on the Consolidated Balance Sheets and amortizes the deferred rent over the term of the respective lease as a reduction to Cost of goods sold on the Consolidated Statements of Income and Comprehensive Income.

      For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.

Revenue Recognition

      The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise.  Gift cards are recorded as deferred revenue until they are redeemed or forfeited.  Layaway sales are recorded as deferred revenue until the customer takes possession or forfeits the merchandise.  Gift cards do not have expiration dates.  A provision is made for estimated merchandise returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

     In fiscal 2011, 2010 and 2009, the Company recognized $470,000, $391,000 and $302,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

     Finance revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method.  Late fees are recognized as earned, less provisions for estimated uncollectible fees.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $7,056,000, $6,663,000 and $6,406,000 for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

     Stock Repurchase Program:  In September 2009, the Company retired all of its shares of treasury stock.  The excess of the purchase price over par value of common stock of approximately $155.6 million was charged to retained earnings upon retirement of the treasury stock.  Prior to this retirement, the Company repurchased 2,569 shares at a cost of $48,811 for fiscal 2009.  For fiscal 2010, the Company purchased and retired 260,000 shares at a cost of $5.9 million.  The Company purchased and retired 453,655 shares for approximately $10.6 million or an average cost of $23.41 per share in fiscal 2011.  On August 25, 2011, the Board of Directors authorized an increase in the Company’s share repurchase program of 2,000,000 shares.  As of January 28, 2012, 1,989,287 shares remain in open repurchase authorizations.

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

	Fiscal Year Ended
		As Restated
	January 28,	January 29,	January 30,
	2012	2011	2010
Basic earnings per share:
Net earnings	$64,834	$58,851	$44,985
Earnings allocated to non-vested equity awards	(1,016)	(989)	(643)
Net earnings available to common stockholders	$63,818	$57,862	$44,342

Basic weighted average common shares outstanding	28,896,355	28,985,627	29,036,549

Basic earnings per share	$2.21	$2.00	$1.53

Diluted earnings per share:
Net earnings	$64,834	$58,851	$44,985
Earnings allocated to non-vested equity awards	(1,016)	(989)	(642)
Net earnings available to common stockholders	$63,818	$57,862	$44,343

Basic weighted average common shares outstanding	28,896,355	28,985,627	29,036,549
Dilutive effect of stock options and restricted stock	4,930	6,692	18,203
Diluted weighted average common shares outstanding	28,901,285	28,992,319	29,054,752

Diluted earnings per share	$2.21	$2.00	$1.53

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

      Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  Potential accrued interest and penalties related to unrecognized tax benefits within operations are recognized as a component of earnings before taxes.

     Store Opening Costs: Costs relating to the opening of new stores or the relocating or expanding of existing stores are expensed as incurred.  A portion of construction, design, and site selection costs are capitalized to new, relocated and remodeled stores.

     Closed Store Lease Obligations: At the time stores are closed, provisions are made for the rentals required to be paid over the remaining lease terms on a discounted cash flow basis, reduced by any expected sublease rentals.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Insurance: The Company is self-insured with respect to employee health care, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $300,000 for employee healthcare, $350,000 for workers’ compensation and $250,000 for general liability.

     The Company directly funds employee health claims to a disbursement account maintained by a third party provider.  Contributions to the third party provider account in fiscal 2011 and 2010 were $14,248,000 and $14,968,000, respectively.  The health care liability (a component of Accrued expenses on the Consolidated Balance Sheets) was $1,393,000 and $1,488,000, at January 28, 2012 and January 29, 2011, respectively.

     The Company paid workers’ compensation and general liability claims of $4,204,000, $4,069,000 and $3,049,000 in fiscal years 2011, 2010 and 2009, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $5,062,000, $6,607,000 and $4,003,000 in fiscal 2011, 2010 and 2009, respectively. Accrued workers’ compensation and general liabilities (a component of Accrued expenses on the Consolidated Balance Sheets) were $6,332,000 and $6,519,000 at January 28, 2012 and January 29, 2011, respectively.  At January 28, 2012 and January 29, 2011, the Company had no standby letters of credit for the benefit of its current workers’ compensation and general liability insurance carrier relating to claims incurred during 2011 and 2010.

     Fair Value of Financial Instruments: The Company’s carrying values of financial instruments, such as cash and cash equivalents, short-term investments, restricted cash and short-term investments, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

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

     In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In December 2011, the FASB issued a deferral of a portion of this new guidance, specifically, the requirement to present reclassifications of other comprehensive income on the face of the income statement.  The provisions of this new guidance are effective for the Company the first quarter of fiscal 2012.  The adoption of this guidance is not expected to have any effect on operating results or financial position.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.         Change in Accounting Principle

            The Company elected to change its method of accounting for inventory to the weighted average cost method from the retail method effective January 30, 2011.  In accordance with ASC 250 Accounting Changes and Error Correction, all periods have been retrospectively adjusted to reflect the period-specific effects of the change to the weighted average cost method.  The Company believes that the weighted average cost method better matches cost of sales with related sales, as well as having an inventory valuation that more closely reflects the acquisition cost of inventory by valuing inventory on a unit basis versus the product department level under the retail method.  The cumulative adjustment as of February 1, 2009, was an increase in inventory of $13,667,000 and an increase in retained earnings of $8,117,000.

            Additionally, the Company changed the classification for certain balance sheet items to conform to the 2011 presentation.  This change in classification reduced accounts payable and inventory by $1,628,000 as of January 29, 2011 and $653,000 as of January 30, 2010.

            In addition, the Company changed the classification of certain prior year income statement items to conform to the 2011 presentation.  The change had no effect on net income; however, it did decrease retail sales by $288,000, cost of goods sold by $245,000 and selling, general and administrative expense by $43,000 for the three months ended January 29, 2011.  The change also reduced retail sales by $843,000, cost of goods sold by $485,000 and selling, general and administrative expense by $358,000 for the twelve months ended January 29, 2011  Additionally, the change increased retail sales by $6,000 and cost of goods sold by $45,000 and decreased selling general and administrative costs by $39,000 for the twelve months ended January 30, 2010.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this retrospective application of the change in accounting principle and the change in the classification of the Balance Sheet, the following items in the Company's Consolidated Balance Sheets have been adjusted:

	January 29, 2011
	(Dollars in thousands)
	As Previously
	Reported	Total Changes	As Adjusted
Merchandise inventories	$132,020	$12,008	$144,028
Deferred income taxes	5,001	(1,341)	3,660
Total Current Assets	414,774	10,667	425,441
Total Assets	522,092	10,667	532,759
Accounts payable	105,526	(1,628)	103,898
Total Current Liabilities	175,546	(1,628)	173,918
Deferred income taxes	5,695	3,845	9,540
Retained earnings	255,768	8,450	264,218
Total Stockholders' Equity	325,564	8,450	334,014
Total Liabilities and Stockholders’ Equity	$522,092	$10,667	$532,759

	January 30, 2010
	(Dollars in thousands)
	As Previously
	Reported	Total Changes	As Adjusted
Merchandise inventories	$118,628	$11,019	$129,647
Deferred income taxes	7,812	54	7,866
Total Current Assets	370,767	11,073	381,840
Total Assets	480,990	11,073	492,063
Accounts payable	103,627	(653)	102,974
Total Current Liabilities	168,468	(653)	167,816
Deferred income taxes	4,087	4,389	8,476
Retained earnings	225,086	7,337	232,423
Total Stockholders' Equity	291,312	7,337	298,649
Total Liabilities and Stockholders’ Equity	$480,990	$11,073	$492,063

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of this retrospective application of the change in accounting principle and the change in classification of the Income Statement, the following items in the Company's Consolidated Statements of Income and Consolidated Statement of Cash Flows have been adjusted:

	Fiscal Year Ended
	January 29, 2011
	(Dollars in thousands, except per share data)
	As
	Previously	Total	As
	Reported	Changes	Adjusted
Retail Sales	$913,922	$(843)	$913,079
Total Revenues	925,528	(843)	924,685
Cost of goods sold	565,710	(2,448)	563,262
Selling, general and administrative	251,121	(358)	250,763
Cost and expenses, net	834,719	(2,806)	831,913
Income before income taxes	90,809	1,963	92,772
Income tax expense	33,070	851	33,921
Net income	57,739	1,112	58,851
Basic earnings per share	$1.96	$0.04	$2.00
Diluted earnings per share	$1.96	$0.04	$2.00

	Fiscal Year Ended
	January 30, 2010
	(Dollars in thousands, except per share data)
	As
	Previously	Total	As
	Reported	Changes	Adjusted
Retail Sales	$872,132	$6	$872,138
Total Revenues	883,995	6	884,001
Cost of goods sold	552,016	2,039	554,055
Selling, general and administrative	245,483	(39)	245,444
Cost and expenses, net	815,081	2,000	817,081
Income before income taxes	68,914	(1,994)	66,920
Income tax expense	23,149	(1,214)	21,935
Net income	45,765	(780)	44,985
Basic earnings per share	$1.55	$(0.02)	$1.53
Diluted earnings per share	$1.55	$(0.02)	$1.53

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited)
	Three Months Ended
	January 29, 2011
	(Dollars in thousands, except per share data)
	As
	Previously	Total	As
	Reported	Changes	Adjusted
Retail Sales	$224,312	$(288)	$224,024
Total Revenues	227,334	(288)	227,046
Cost of goods sold	150,123	(5,261)	144,862
Selling, general and administrative	59,821	(43)	59,778
Cost and expenses, net	214,527	(5,304)	209,223
Income before income taxes	12,807	5,016	17,823
Income tax expense	4,883	1,999	6,882
Net income	7,924	3,017	10,941
Basic earnings per share	$0.27	$0.10	$0.37
Diluted earnings per share	$0.27	$0.10	$0.37

	Fiscal Year Ended
	January 29, 2011
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Cash flow from operating activities:
Net income	$57,739	$1,112	$58,851
Merchandise inventories	(13,392)	(988)	(14,380)
Accounts payable, accrued expenses and other	4,320	(124)	4,196

	January 30, 2010
	(Dollars in thousands)
	As Previously Reported	Total Changes	As Adjusted
Cash flow from operating activities:
Net income	$45,765	$(780)	$44,985
Merchandise inventories	(6,338)	2,034	(4,304)
Accounts payable, accrued expenses and other	15,145	(1,254)	13,891

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	January 28,	January 29,	January 30,
	2012	2011	2010

Dividend income	$(16)	$(15)	$(15)
Interest income	(1,618)	(1,544)	(1,426)
Visa/Mastercard claims settlement	-	(26)	(414)
Miscellaneous income	(1,943)	(2,308)	(2,445)
Net (Gain) on investment sales	(240)	(78)	(13)
Interest and other income	$(3,817)	$(3,971)	$(4,313)

4.     Short-Term and Other Investments:

      At January 28, 2012, the Company’s investment portfolio was primarily invested in variable rate demand notes and governmental debt securities held in managed funds.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at January 28, 2012 and January 29, 2011.

	January 28, 2012			January 29, 2011
		Unrealized	Estimated		Unrealized	Estimated
Security Type:	Cost	Gain/(Loss)	Fair Value	Cost	Gain/(Loss)	Fair Value
Debt securities issued by various
states of the United States
and political subdivisions of
the states:
With unrealized gain	$166,725	$1,032	$167,757	$79,461	$309	$79,770
With unrealized (loss)	10,294	(12)	10,282	67,822	(484)	67,338
Corporate debt securities:
With unrealized gain	25,968	187	26,155	29,996	274	30,270
With unrealized loss	1,584	(7)	1,577	4,027	(10)	4,017
Total	$204,571	$1,200	$205,771	$181,306	$89	$181,395

     Additionally, the Company had $2.0 and $2.4 million invested in privately managed investment funds and other miscellaneous equities at January 28, 2012 and January 29, 2011, respectively, which are reported within other noncurrent assets in the Consolidated Balance Sheets.

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at January 28, 2012 and January 29, 2011.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 28, 2012			January 29, 2011

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$1,200	$(451)	$749	$89	$(32)	$57
Equity Investments	300	(113)	187	344	(125)	219
Total	$1,500	$(564)	$936	$433	$(157)	$276

     As disclosed in Note 3, the Company had realized gains of $240,000 in fiscal 2011, realized gains of $78,000 in fiscal 2010 and realized gains of $13,000 in fiscal 2009 relating to sales of debt and equity securities.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 28, 2012 and January 29, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 28,
Description	2012	Level 1	Level 2	Level 3

State/Municipal Bonds	$152,650	$-	152,650	-
Corporate Bonds	27,732	-	27,732	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	26,472	26,472	-	-
U.S. Treasury Notes	3,174	3,174	-	-
Privately Managed Funds	1,604	-	-	1,604
Corporate Equities	443	443	-	-
Certificates of Deposit	100	100	-	-

Total	$215,625	$30,189	$180,382	$5,054

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	January 29,
Description	2011	Level 1	Level 2	Level 3

State/Municipal Bonds	$129,678	$	$129,678
Corporate Bonds	34,288		34,288
Auction Rate Securities (ARS)	3,450			3,450
Variable Rate Demand Notes (VRDN)	19,308	19,308
Privately Managed Funds	1,925			1,925
Corporate Equities	480	480

Total	$189,129	$19,788	$163,966	$5,375

     The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds and governmental debt securities held in managed funds with underlying ratings of A or better at both January 28, 2012 and January 29, 2011.  The underlying securities have contractual maturities which generally range from 4 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments on the accompanying Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, at January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At January 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

      The Company’s failed ARS is recorded at par value which approximates fair value using Level 3 inputs at each reporting period.  Because there is no active market for this particular ARS, its fair value was determined through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

      The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during fiscal 2011 and fiscal 2010 ($ in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(321)	(321)
Included in other comprehensive income	-	-	-
Ending Balance at January 28, 2012	$3,450	$1,604	$5,054

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 30, 2010	$3,450	$1,940	$5,390
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(15)	(15)
Included in other comprehensive income	-	-	-
Ending Balance at January 29, 2011	$3,450	$1,925	$5,375

6.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		January 28,	January 29,
		2012	2011
	Customer accounts — principally deferred payment accounts	$32,963	$35,385
	Miscellaneous trade receivables	12,423	7,303

	Total	45,386	42,688
	Less allowance for doubtful accounts	2,362	2,985

	Accounts receivable — net	$43,024	$39,703

      Finance charge and late charge revenue on customer deferred payment accounts totaled $7,716,000, $8,535,000 and $9,440,000 for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively, and charges against the allowance for doubtful accounts were approximately $1,723,000, $2,827,000 and $3,643,000 for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

7.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		January 28,	January 29,
		2012	2011
	Land and improvements	$6,874	$4,023
	Buildings	19,982	19,831
	Leasehold improvements	75,378	61,729
	Fixtures and equipment	184,476	173,259
	Information technology equipment and software	54,153	52,851
	Construction in progress	6,892	1,631

	Total	347,755	313,324
	Less accumulated depreciation	232,310	213,551

	Property and equipment — net	$115,445	$99,773

	Construction in progress primarily represents costs related to new store development and investments in new technology.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		January 28,	January 29,
		2012	2011
	Accrued payroll and related items	$7,642	$7,138
	Property and other taxes	12,599	12,063
	Accrued insurance	7,797	8,047
	Other	9,546	8,070

	Total	$37,584	$35,318

9.     Financing Arrangements:

      At January 28, 2012, the Company had an unsecured revolving credit agreement of $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 28, 2012. There were no borrowings outstanding under this facility during the fiscal years ended January 28, 2012 or January 29, 2011. Interest is based on LIBOR, which was 0.27% on January 28, 2012.

      The Company had approximately $2.3 million and $7.2 million at January 28, 2012 and January 29, 2011, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

10.     Stockholders’ Equity:

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

      On May 26, 2011 the Board of Directors increased the quarterly dividend by 24% from $.185 per share to $.23 per share.

11.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 28, 2012, January 29, 2011 and January 30, 2010 were approximately $1,200,000, $1,181,000 and $1,677,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $514,000 for year ended January 28, 2012. The Company’s contribution for the year ended January 29, 2011 was $12,583,000 and year ended January 30, 2010 was $11,765,000.

      The Company is primarily self-insured for health care.  These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company has stop-loss insurance coverage for individual claims in excess of $300,000.  The Company funds health care contributions to a third party provider.

12.     Leases:

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2012	$60,634
2013	42,804
2014	26,777
2015	18,202
2016	9,977
Thereafter	1,184

Total minimum lease payments	$159,578

The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 28,	January 29,	January 30,
Fiscal Year Ended	2012	2011	2010

Minimum rentals	$56,671	$53,680	$51,978
Contingent rent	28	30	25

Total rental expense	$56,699	$53,710	$52,003

13.     Related Party Transactions:

      For fiscal 2011, the Company did not have any related party transactions.  However, prior to fiscal 2011, the Company leased certain stores from entities in which Mr. George S. Currin, a former director of the Company, had a controlling or non-controlling ownership interest.  Mr. Currin retired from the Board of Directors prior to the May 27, 2010 annual meeting.  Rent expense and related charges totaling $144,000 and $432,000 were paid to entities controlled by Mr. Currin or his family in fiscal 2010 and 2009, respectively, under these leases.  Rent expense and related charges totaling $366,000 and $1,101,000 were paid to entities in which Mr. Currin or his family had a non-controlling ownership interest in fiscal 2010 and 2009, respectively, under these leases.

14.     Income Taxes:

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of January 28, 2012, the Company had gross unrecognized tax benefits totaling approximately $8.7 million, of which approximately $6.0 million would affect the effective tax rate if recognized.  The Company had approximately $4.7 million, $5.0 million and $4.9 million of interest and penalties accrued related to uncertain tax positions as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $956,000, $760,000 and $390,000 of interest and penalties in the Consolidated Statement of Income and Comprehensive Income for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2008.  In state and local tax jurisdictions, the Company has limited exposure before 2004.  During the next 12 months, various state and local taxing authorities’ statues of limitations will expire and certain state examinations may close which could result in a potential reduction of unrecognized tax benefits.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 28,	January 29,	January 30,
Fiscal Year Ended	2012	2011	2010
Balances, beginning	$8,343	$10,331	$9,522
Additions for tax positions of the current year	1,118	1,124	3,901
Additions for tax positions prior years	250	114	-
Reduction for tax positions of prior years for:
Changes in judgment	-	(2,779)	(200)
Settlements during the period	(685)	(122)	(2,561)
Lapses of applicable statue of limitations	(337)	(325)	(331)
Balance, ending	$8,689	$8,343	$10,331

The provision for income taxes consists of the following (in thousands):

		As Restated	As Restated
		(Note 2)	(Note 2)
	January 28,	January 29,	January 30,
Fiscal Year Ended	2012	2011	2010
Current income taxes:
Federal	$29,048	$24,916	$20,603
State	3,181	3,166	2,667
Total	32,229	28,082	23,270
Deferred income taxes:
Federal	2,867	5,217	(1,218)
State	341	622	(117)
Total	3,208	5,839	(1,335)
Total income tax expense	$35,437	$33,921	$21,935

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company's deferred tax assets and liabilities as of January 28, 2012 and January 29, 2011 are as follows (in thousands):
			As Restated
			(Note 2)
		January 28,	January 29,
		2012	2011
Deferred tax assets:
Allowance for doubtful accounts		$888	$1,122
Inventory valuation		-	1,014
Capital loss carryforward		40	41
Deferred lease liability		5,145	5,915
Non-deductible accrued liabilities		1,232	1,939
Other taxes		1,420	799
Federal benefit of uncertain tax positions		3,803	4,045
Equity compensation expense		1,774	1,931
Other		1,411	1,575
Total deferred tax assets		15,713	18,381
Deferred tax liabilities
Property and equipment		15,253	17,071
Unrealized gains on short-term investments		564	158
Health care expense		1,403	1,151
Inventory valuation		617	-
Other		2,184	5,881
Total deferred tax liabilities		20,021	24,261
Net deferred tax liabilities (assets)		$4,308	$5,880

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

		As Restated	As Restated
		(Note 2)	(Note 2)
	January 28,	January 29,	January 30,
Fiscal Year Ended	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.7	2.7	0.3
Tax credits	(1.0)	(1.4)	(2.2)
Tax exempt interest	(0.5)	(0.4)	(0.7)
Effects of permanent differences	(0.1)	0.4	0.6
Other	0.2	0.3	(0.2)
Effective income tax rate	35.3%	36.6%	32.8%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data (Unaudited):

	Summarized quarterly financial results are as follows (in thousands, except per share data):

	Fiscal 2011	First	Second	Third	Fourth

	Retail sales	$270,933	$234,077	$194,094	$221,518
	Total revenues	273,660	236,806	196,685	224,307
	Cost of goods sold (exclusive of depreciation)	158,405	145,156	125,818	144,797
	Income before income taxes	47,492	28,273	8,902	15,604
	Net income	30,521	18,103	6,105	10,105
	Basic earnings per share	$1.04	$0.61	$0.21	$0.35
	Diluted earnings per share	$1.04	$0.61	$0.21	$0.35

	Fiscal 2010 (As Restated - Note 2)	First	Second	Third	Fourth

	Retail sales	$259,040	$231,839	$198,176	$224,024
	Total revenues	261,963	234,701	200,975	227,046
	Cost of goods sold (exclusive of depreciation)	149,860	141,404	127,136	144,862
	Income before income taxes	39,644	26,637	8,668	17,823
	Net income	25,034	16,978	5,898	10,941
	Basic earnings per share	$0.85	$0.58	$0.20	$0.37
	Diluted earnings per share	$0.85	$0.58	$0.20	$0.37

16.     Reportable Segment Information:

      The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona Accessories and credit.  As outlined in ASC 280-10, the Company has two reportable segments: retail and credit.  The Company has aggregated its retail operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

      The Company’s retail operating segments have similar economic characteristics and similar operating, financial and competitive risks.  They are similar in nature of product, as they all offer women’s apparel, shoes and accessories.  Merchandise inventory of the Company’s operating segments is sourced from the same countries and some of the same vendors, using similar production processes.  Clients of the Company’s operating segments have similar characteristics.  Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner through the Company’s single distribution center and is subsequently distributed to clients in a similar manner, through its retail stores.

     The Company operates its women’s fashion specialty retail stores in 31 states as of January 28, 2012, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule summarizes certain segment information as of and for the year then ended (in thousands):

Fiscal 2011	Retail	Credit	Total
Revenues	$923,742	$7,716	$931,458
Depreciation	21,785	40	21,825
Interest and other income	(3,817)	-	(3,817)
Income before taxes	97,037	3,234	100,271
Total assets	471,397	79,692	551,089
Capital expenditures	35,804	86	35,890

Fiscal 2010 (As Restated - Note 2)
Revenues	$916,150	$8,535	$924,685
Depreciation	21,801	21	21,822
Interest and other income	(3,971)	-	(3,971)
Income before taxes	89,703	3,069	92,772
Total assets	457,182	75,577	532,759
Capital expenditures	19,559	-	19,559

Fiscal 2009 (As Restated - Note 2)
Revenues	$874,561	$9,440	$884,001
Depreciation	21,799	30	21,829
Interest and other income	(4,313)	-	(4,313)
Income before taxes	64,070	2,850	66,920
Total assets	419,915	72,148	492,063
Capital expenditures	9,957	3	9,960

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

      The following schedule summarizes the credit segment and related direct expenses which are reflected in selling, general and administrative expenses (in thousands):

	January 28,	January 29,	January 30,
	2012	2011	2010
Bad debt expense	$1,723	$2,827	$3,643
Payroll	954	954	969
Postage	757	811	901
Other expenses	1,008	853	1,047

Total expenses	$4,442	$5,445	$6,560

17.     Stock Based Compensation:

      The Company recognizes share-based compensation expense over the vesting period, net of estimated forfeitures.  During the twelve month periods ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company recognized share-based compensation expense of $2,559,000, $2,341,000 and $2,063,000, respectively, which is classified as a component of selling, general and administrative expense.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with U.S. GAAP, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of January 28, 2012, there was $5,991,000 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. Restricted stock compensation expense during the twelve months ended January 28, 2012, January 29, 2011 and January 30, 2010 was $2,475,000, $2,316,000 and $1,921,000, respectively.  These amounts are classified as a component of selling, general and administrative expenses.

     In May 2003, the shareholders approved the 2003 Employee Stock Purchase Plan with 250,000 Class A shares of Common Stock authorized. Under the terms of the Plan, substantially all associates may purchase Class A Common Stock through payroll deductions. The Class A Common Stock is purchased at the lower of 85% of market value on the first or last business day of a six-month payment period. Additionally, each April 15, associates are given the opportunity to make a lump sum purchase of up to $10,000 of Class A Common Stock at 85% of market value. The number of shares purchased by participants through the plan were 23,975 shares, 23,849 shares and 27,051 shares for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

     During the twelve months ended January 28, 2012, the Company sold 23,975 shares to associates at an average discount of $3.50 per share under the 2003 Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $84,000, $77,000 and $73,000 for fiscal years 2011, 2010 and 2009, respectively.

     During Fiscal 2010, the Company completed amortizing its nonvested options.  In accordance with ASC 718, the Company adjusted its related forfeiture assumptions.  As a result, the Company recognized zero compensation expense for the year ended January 28, 2012, a reduction in share-based compensation expense of $52,000 for the year ended January 29, 2011 and $69,000 for the twelve months ended January 30, 2010.  These amounts are classified as a component of selling, general and administrative expenses.

      In April 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, of which 1,350,000 shares are issuable.  As of January 28, 2012, 807,691 shares had been granted from this Plan.

      The Company adopted in 1987 an Incentive Compensation Plan and a Non-Qualified Stock Option Plan for key associates of the Company. Total shares issuable under the plans are 5,850,000, of which 1,237,500 shares were issuable under the Incentive Compensation Plan and 4,612,500 shares are issuable under the Non-Qualified Stock Option Plan. The purchase price of the shares under an option must be at least 100 percent of the fair market value of Class A Common Stock at the date of the grant. Options granted under these plans vest over a 5-year period and expire 10 years after the date of the grant unless otherwise expressly authorized by the Board of Directors.  As of January 28, 2012, 5,829,873 shares had been granted under the plans.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the number of options and shares of restricted stock initially authorized and available to grant under each of the plans as of January 29, 2011:

	1987	1999	2004
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,500,000	1,350,000	8,700,000
Options and/or restricted stock available for grant:
January 29, 2011	18,627	─	627,872	646,499
January 28, 2012	20,127	─	542,309	562,436

      Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

      The following summary shows the changes in shares of restricted stock outstanding during the three fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2009	439,921	$20.46
Granted	158,225	18.91
Vested	(61,781)	22.34
Forfeited	(39,937)	20.35
Restricted stock awards at January 30, 2010	496,428	19.74
Granted	119,120	24.54
Vested	(88,901)	22.79
Forfeited	(17,191)	20.05
Restricted stock awards at January 29, 2011	509,456	20.32
Granted	102,449	25.41
Vested	(128,103)	20.53
Forfeited	(22,461)	21.33
Restricted stock awards at January 28, 2012	461,341	$21.44

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option plan activity for the three fiscal years ended January 28, 2012 is set forth below:

			Weighted
		Range of	Average
	Options	Option Prices	Price
Outstanding options,
January 31, 2009	107,950	$6.39 - 19.99	$12.72
Granted	─	─	─
Exercised	(43,600)	6.39 - 15.08	10.71
Forfeited or expired	─	─	─

Outstanding options,
January 30, 2010	64,350	11.10 - 19.99	14.08
Granted	─	─	─
Exercised	(42,675)	11.33 - 19.99	14.19
Forfeited or expired	─	─	─

Outstanding options,
January 29, 2011	21,675	11.10 - 18.96	13.86
Granted	─	─	─
Exercised	(4,875)	13.47 - 14.01	13.55
Forfeited or expired	(1,500)	12.00 - 12.17	12.05

Outstanding options,
January 28, 2012	15,300	$11.10 - 18.96	$14.14

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes in stock options outstanding during the twelve months ended January 28, 2012:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(a)
Options outstanding at January 29, 2011	21,675	$13.86	2.78 years	$228,434
Granted	─	─	─	─
Forfeited or expired	(1,500)
Exercised	(4,875)
Outstanding at January 28, 2012	15,300	$14.14	2.24 years	$167,089
Vested and exercisable at January 28, 2012	15,300	$14.14	2.24 years	$167,089
_______________

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following tables summarize stock option information at January 28, 2012:

	Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of		Remaining	Average
Exercise Prices	Options	Contractual Life	Exercise Price
$11.10 - $14.17	12,000	2.07 years	$12.91
15.08 - 18.96	3,300	2.89 years	18.61
$11.10 - $18.96	15,300	2.24 years	$14.14

     Outstanding options at January 28, 2012 covered 15,300 shares of Class A Common Stock and no shares of Class B Common Stock.  Outstanding options at January 29, 2011 covered 21,675 shares of Class A Common Stock and no shares of Class B Common Stock.

     No options were granted in fiscal 2011 and no options were granted in fiscal 2010 or 2009.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

18.     Commitments and Contingencies:

      Workers’ compensation and general liability claims are settled through a claims administrator and are limited by stop-loss insurance coverage for individual claims in excess of $350,000 and $250,000, respectively. The Company paid claims of $4,204,000, $4,069,000 and $3,049,000 in fiscal 2011, 2010 and 2009, respectively. Including claims incurred, but not yet paid, the Company recognized an expense of $5,062,000, $6,607,000 and $4,003,000 in fiscal 2011, 2010 and 2009, respectively. Accrued workers’ compensation and general liabilities were $6,332,000 and $6,519,000 at January 28, 2012 and January 29, 2011, respectively.  See Note 9 for a discussion of letters of credit related to purchase commitments and Note 12 for lease commitments.

      The Company does not have any guarantees with third parties.

     In addition, the Company has $5.3 million in escrow at January 28, 2012 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and short-term investments on the Consolidated Balance Sheets.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is a defendant in legal proceedings considered to be in the normal course of business.  The resolution of such currently pending matters, individually or collectively, are not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 28, 2012.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 28, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2012 based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 28, 2012.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 28, 2012, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2012 annual stockholders’ meeting (the “2012 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2011 Executive Compensation,” “Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2012 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 28, 2012.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a)) (2)

Equity compensation plans approved
by security holders	15,300	$14.14	708,644
Equity compensation plans not
approved by security holders	-
Total	15,300	$14.14	708,644

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

542,310 shares available for grant under the Company’s stock incentive plan, referred to as the 2004
Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key associates.

20,127 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

146,207 shares available under the 2003 Employee Stock Purchase Plan. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2012 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2012 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm ...............................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010...............................................................	32

Consolidated Balance Sheets at January 28, 2012 and January 29, 2011.............................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010...................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010..........................................................................................	35

Notes to Consolidated Financial Statements......................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts...........................................................................	69

      All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes thereto.

      (3) Index to Exhibits: The following exhibits listed in the Index below on pages 69-74 are filed with this report or, as noted, incorporated by reference herein.  The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Corporate Secretary, The Cato Corporation, 8100 Denmark Road, Charlotte, NC 28273 and the payment of $.50 per page to help defray the costs of handling, copying and postage.  In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov.  You may also read and copy any such document at the SEC’s public reference room located at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549 under the Company’s SEC file number (1–31340).

Exhibit
Number	Description of Exhibit

3.1

Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.
4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).
10.3*	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10.4*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.5*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.6*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.7*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.9*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
10.10*	Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 19, 2011.
18.1

Letter regarding change in accounting principle from PricewaterhouseCoopers, dated June 8, 2011, to the Board of Directors of The Cato Corporation regarding the preferability of change in accounting principle from the Retail Method to the Cost Method.

21.1*	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended January 28, 2012, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (ii) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

* Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

** Submitted electronically herewith.

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
Jeffrey R. Shock Senior Vice President Controller

Date: March 27, 2012

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2012 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ BAILEY W. PATRICK Bailey W. Patrick (Director)

/s/ JOHN R. HOWE John R. Howe (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ THOMAS B. HENSON Thomas B. Henson (Director)

/s/ JEFFREY R. SHOCK Jeffrey R. Shock (Senior Vice President Controller (Principal Accounting Officer))	/s/ BRYAN F. KENNEDY III Bryan F. Kennedy III (Director)
/s/ THOMAS E. MECKLEY Thomas E. Meckley (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance	Inventory
	Accounts(a)		Reserves(b)	Reserves(c)
Balance at January 31, 2009	$3,723		$4,889	$3,431
Additions charged to costs and expenses	3,643		4,003	225
Additions (reductions) charged to other accounts	846	(d)	(922)	-
Deductions	(4,938)	(e)	(3,049)	(782)

Balance at January 30, 2010	3,274		4,921	2,874
Additions charged to costs and expenses	2,827		6,607	481
Additions (reductions) charged to other accounts	646	(d)	(940)	-
Deductions	(3,762)	(e)	(4,069)	(295)

Balance at January 29, 2011	2,985		6,519	3,060
Additions charged to costs and expenses	1,723		5,062	602
Additions (reductions) charged to other accounts	609	(d)	(961)	-
Deductions	(2,955)	(e)	(4,288)	(1,319)

Balance at January 28, 2012	$2,362		$6,332	$2,343

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation and General Liability.
(c) Reserves for inventory shortage and LCM as restated for 2009 and 2010.
(d) Recoveries of amounts previously written off.
(e) Uncollectible accounts written off.