Form 10-K/A
CATO CORP
filed 2012-04-04
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

     As of March 27, 2012, there were 27,420,237 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2012 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012 (“Original Form 10-K”), solely to furnish the interactive data files in eXtensible Business Language (“XBRL") format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.  These XBRL documents did not attach properly to the Original Form 10-K filing.

Attached as Exhibit 101.1 to this report are the following documents formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (ii) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

No other changes have been made to the Original Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.  Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and are otherwise not subject to liability under these sections.

2

Exhibit
Number	Description of Exhibit

3.1*

Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).

3.2*	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.
4.1*	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.2*+	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).
10.3*+	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10.4*+	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.5*+	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.6*+	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.7*+	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.9*+	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
10.10*+	Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 19, 2011.
18.1*

Letter regarding change in accounting principle from PricewaterhouseCoopers, dated June 8, 2011, to the Board of Directors of The Cato Corporation regarding the preferability of change in accounting principle from the Retail Method to the Cost Method.

21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.1***

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

* *Previously incorporated by reference in our Original Form 10-K.
**Previously filed as an exhibit to our Original Form 10-K.
***Submitted electronically herewith.
+Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ JOHN P. D. CATO	By	/s/ JOHN R. HOWE
	John P. D. Cato Chairman, President and Chief Executive Officer		John R. Howe Executive Vice President Chief Financial Officer
By	/s/ JEFFREY R. SHOCK
Jeffrey R. Shock Senior Vice President Controller

Date: March 27, 2012