Form 10-Q
period 2012-04-28
CATO CORP
filed 2012-06-06
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

As of _________, there were __,___,___ shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended April 28, 2012

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements:

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended April 28, 2012 and April 30, 2011

Condensed Consolidated Balance Sheets		3
At April 28, 2012, April 30, 2011 and January 28, 2012

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended April 28, 2012 and April 30, 2011

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months Ended April 28, 2012 and April 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27 - 31

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Three Months Ended
	April 28, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$272,790	$270,933
Other income (principally finance charges, late fees and
layaway charges)	2,554	2,727
Total revenues	275,344	273,660

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	157,832	158,405
Selling, general and administrative (exclusive of depreciation
shown below)	61,355	63,316
Depreciation	5,771	5,404
Interest and other income	(906)	(957)
Cost and expenses, net	224,052	226,168

Income before income taxes	51,292	47,492

Income tax expense	19,569	16,971

Net income	$31,723	$30,521

Basic earnings per share	$1.09	$1.04

Diluted earnings per share	$1.09	$1.04

Dividends per share	$0.230	$0.185

Comprehensive income:
Net income	$31,723	$30,521
Unrealized gain on available-for-sale securities, net
of deferred income tax benefit	60	274
Comprehensive income	$31,783	$30,795

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$70,704	$34,893	$81,173
Short-term investments	212,242	205,771	180,113
Restricted cash and investments	5,318	5,325	4,818
Accounts receivable, net of allowance for doubtful accounts of $2,143,
$2,362 and $2,861 at April 28, 2012, January 28, 2012 and
April 30, 2011 respectively	44,150	43,024	39,694
Merchandise inventories	120,755	130,382	125,182
Deferred income taxes	3,543	3,579	3,513
Prepaid expenses	6,156	6,158	5,108
Total Current Assets	462,868	429,132	439,601
Property and equipment – net	119,700	115,445	98,476
Other assets	7,011	6,512	7,582
Total Assets	$589,579	$551,089	$545,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$88,697	$94,073	$92,513
Accrued expenses	44,936	37,584	36,021
Accrued bonus and benefits	2,854	10,192	6,924
Accrued income taxes	30,299	15,144	28,384
Total Current Liabilities	166,786	156,993	163,842
Deferred income taxes	7,887	7,887	9,540
Other noncurrent liabilities (primarily deferred rent)	22,207	19,530	14,749

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,429,113 shares, 27,418,884 shares and 27,657,989 shares at Apr 28, 2012, Jan 28, 2012 and
April 30, 2011 respectively	914	914	922
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at April 28, 2012,
January 28, 2012 and April 30, 2011	58	58	58
Additional paid-in capital	72,977	72,030	69,294
Retained earnings	317,754	292,741	286,705
Accumulated other comprehensive income	996	936	549
Total Stockholders' Equity	392,699	366,679	357,528
Total Liabilities and Stockholders’ Equity	$589,579	$551,089	$545,659

See notes to consolidated financial statements.

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 28, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
	(Dollars in thousands)

Operating Activities:
Net income	$31,723	$30,521
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,771	5,404
Provision for doubtful accounts	303	530
Share based compensation	644	506
Excess tax benefits from share-based compensation	(46)	(34)
Loss on disposal of property and equipment	160	283
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(1,429)	(521)
Merchandise inventories	9,627	18,846
Prepaid and other assets	(471)	(1,920)
Accrued income taxes	15,201	16,557
Accounts payable, accrued expenses and other liabilities	(3,517)	(27,137)
Net cash provided by operating activities	57,966	43,035

Investing Activities:
Expenditures for property and equipment	(9,353)	(4,391)
Purchase of short-term investments	(95,883)	(9,374)
Sales of short-term investments	89,482	11,052
Change in restricted cash and investments	7	8
Net cash used in investing activities	(15,747)	(2,705)

Financing Activities:
Dividends paid	(6,707)	(5,458)
Repurchase of common stock	(5)	(2,583)
Proceeds from employee stock purchase plan	224	220
Excess tax benefits from share-based compensation	46	34
Proceeds from stock options exercised	34	-
Net cash used in financing activities	(6,408)	(7,787)

Net increase in cash and cash equivalents	35,811	32,543

Cash and cash equivalents at beginning of period	34,893	48,630
Cash and cash equivalents at end of period	$70,704	$81,173

See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended April 28, 2012 and April 30, 2011 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  Amounts as of January 28, 2012, have been derived from the audited balance sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On May 24, 2012, the Board of Directors increased the quarterly dividend by 9% from $0.23 per share to $0.25 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 2 - EARNINGS PER SHARE:

ASC 260 – Earnings Per Share requires dual presentation of basic and diluted Earnings Per Share (“EPS”) on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of the EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Three Months Ended
	April 28, 2012	April 30, 2011
	(Dollars in thousands, except share and per share data)
Basic earnings per share:
Net earnings	$31,723	$30,521
Earnings allocated to non-vesting equity awards	(498)	(524)
Net earnings available to common stockholders	$31,225	$29,997

Basic weighted average common shares outstanding	28,705,876	28,946,814

Basic earnings per share	$1.09	$1.04

Diluted earnings per share:
Net earnings	$31,723	$30,521
Earnings allocated to non-vesting equity awards	(498)	(524)
Net earnings available to common stockholders	$31,225	$29,997

Basic weighted average common shares outstanding	28,705,876	28,946,814
Dilutive effect of stock options	4,786	6,344
Diluted weighted average common shares outstanding	28,710,662	28,953,158

Diluted earnings per share	$1.09	$1.04

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended April 28, 2012 and April 30, 2011 were $4,401,000 and $416,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 4 – FINANCING ARRANGEMENTS:

As of April 28, 2012, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 28, 2012.  There were no borrowings outstanding under this credit facility during the periods ended April 28, 2012, January 28, 2012 or April 30, 2011.  Interest on any borrowings is based on LIBOR, which was 0.239% at April 28, 2012.

At April 28, 2012 and April 30, 2011, the Company had approximately $3.0 million and $2.9 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona Accessories and credit.  As outlined in ASC 280-10, the Company has two reportable segments: retail and credit.  The Company has aggregated its retail operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of April 28, 2012, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
April 28, 2012	Retail	Credit	Total

Revenues	$273,542	$1,802	$275,344
Depreciation	5,758	13	5,771
Interest and other income	(906)	-	(906)
Income before taxes	50,534	758	51,292
Total assets	512,606	76,973	589,579
Capital expenditures	9,353	-	9,353

Three Months Ended
April 30, 2011	Retail	Credit	Total

Revenues	$271,708	$1,952	$273,660
Depreciation	5,400	4	5,404
Interest and other income	(957)	-	(957)
Income before taxes	46,853	639	47,492
Total assets	470,141	75,518	545,659
Capital expenditures	4,346	45	4,391

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011

Bad debt expense	$303	$530
Payroll	221	242
Postage	193	201
Other expenses	433	336

Total expenses	$1,150	$1,309

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 6 – STOCK BASED COMPENSATION:

As of April 28, 2012, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2004 Amended and Restated Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of April 28, 2012:

	1987	2004
	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	7,200,000
Options and/or restricted stock available for grant:
January 28, 2012	20,127	542,309	562,436
April 28, 2012	20,127	544,360	564,487

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of April 28, 2012 and April 30, 2011, there was $5.3 million and $5.4 million of total unrecognized compensation cost related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.0 years and 2.1 years, respectively. The total fair value of the shares recognized as compensation expense during the first quarter ended April 28, 2012 was $604,000 compared to $467,000 for the first quarter ended April 30, 2011.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The following summary shows the changes in the shares of restricted stock outstanding during the three months ended April 28, 2012:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2012	461,341	$21.44
Granted	-	-
Vested	(681)	15.45
Forfeited or expired	(2,051)	22.42
Restricted stock awards at April 28, 2012	458,609	$21.44

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended April 28, 2012 and April 30, 2011, the Company sold 10,212 and 10,616 shares to employees at an average discount of $3.88 and $3.66 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $40,000 and $39,000 for the three months ended April 28, 2012 and April 30, 2011, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of the changes in stock options outstanding during the three months ended April 28, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at January 28, 2012	15,300	$14.14	2.24 years	$167,089
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	2,250
Outstanding at April 28, 2012	13,050	$13.31	1.88 years	$188,208
Vested and exercisable at April 28, 2012	13,050	$13.31	1.88 years	$188,208

(a)    The intrinsic value of a stock option is the amount by which the market value of the underlying    stock exceeds the exercise price of the option.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

No options were granted in the first quarter of fiscal 2012 or fiscal 2011.

The total intrinsic value of options exercised during the first quarter ended April 28, 2012 was $22,000 compared to $0 for the prior year quarter ended April 30, 2011.

There was no stock option expense for the first quarter ended April 28, 2012 or April 30, 2011.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

NOTE 7 – INCOME TAXES:

For the quarter ended April 28, 2012, the Company’s effective tax rate was 38.2% compared to 35.7% for the prior year quarter ended April 30, 2011.  The current year quarter was impacted by the elimination of the benefit of the Work Opportunity Tax Credit which has not been renewed for 2012 by Congress as of April 28, 2012.  During the next 12 months, various taxing authorities’ statutes of limitations are expected to expire which could result in a potential reduction of unrecognized tax benefits.  In addition, certain state examinations may close, the ultimate resolution of which could materially affect the effective tax rate.  As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period.  It is reasonably possible such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not currently estimable.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 8 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of April 28, 2012, January 28, 2012 and April 30, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	April 28,	Assets	Inputs	Inputs
Description	2012	Level 1	Level 2	Level 3

State/Municipal Bonds	$173,786	$-	$173,786	$-
Corporate Bonds	22,316	-	22,316	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	16,965	16,965	-	-
US Treasury Notes	3,161	3,161	-	-
Privately Managed Funds	970	-	-	970
Corporate Equities	469	469	-	-
Certificates of Deposit	101	101	-	-

Total	$221,218	$20,696	$196,102	$4,420

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28,	Assets	Inputs	Inputs
Description	2012	Level 1	Level 2	Level 3

State/Municipal Bonds	$152,650	$-	$152,650	$-
Corporate Bonds	27,732	-	27,732	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	26,472	26,472	-	-
U.S. Treasury Notes	3,174	3,174	-	-
Privately Managed Funds	1,604	-	-	1,604
Corporate Equities	443	443	-	-
Certificates of Deposit	100	100	-	-

Total	$215,625	$30,189	$180,382	$5,054

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

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

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both April 28, 2012 and January 28, 2012.  The underlying securities have contractual maturities which generally range from 35 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at April 28, 2012, the Company had $1.0 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

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
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first three months of fiscal 2012 and fiscal 2011 ($ in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$5,054
Redemptions		(634)	(634)
Total gains or (losses)
Included in earnings (or changes in net assets)	-	-	-
Included in other comprehensive income	-	-	-
Ending Balance at April 28, 2012	$3,450	$970	$4,420

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in other comprehensive income	-	12	12
Ending Balance at April 30, 2011	$3,450	$1,937	$5,387

The reconciliation below contains the component of change in fair value associated with the Company's Auction Rate Security from January 28, 2012 through April 28, 2012.

Description	ARS
Fair value balance at January 28, 2012	$3,450
Add: Changes in fair value	-
Fair value balance at April 28, 2012	$3,450

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012 AND APRIL 30, 2011

NOTE 8 – FAIR VALUE MEASUREMENTS (CONTINUED):

Quantitative information regarding the significant unobservable inputs related to the ARS as of April 28, 2012 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	10.4 Years
	of cash flows	Yield	0.28%
		Comparative bond discount rate	0.20%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The provisions of this new guidance are effective for the Company the first quarter of fiscal 2012.  The Company has adopted this guidance and it does not have any effect on operating results or financial position.

In January 2012, the Company adopted accounting guidance that amends the existing requirements for fair value measurement and disclosure.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy.  It also requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarified and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity.  The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

     The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2012 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings (including the launch of the new Versona Accessories store concept), relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions, including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets and sovereign debt markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 28, 2012 (“fiscal 2011”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves related to self-insurance health insurance, workers’ compensation, general and auto insurance liabilities, litigation, calculation of potential asset impairment, inventory shrinkage and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	April 28, 2012	April 30, 2011
Total retail sales	100.0%	100.0%
Other income	0.9	1.0
Total revenues	100.9	101.0
Cost of goods sold	57.9	58.5
Selling, general and administrative	22.5	23.4
Depreciation	2.1	2.0
Interest and other income	(0.3)	(0.4)
Income before income taxes	18.8	17.5
Net income	11.6	11.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of First Quarter of 2012 with 2011

Total retail sales for the first quarter were ##D<qtrsales> million compared to last year’s first quarter sales of ##D<lyqtrsales> million, a ##D<percentchngsales> increase.  Same-store sales decreased ##D<percentsamestoresales> in the first quarter of fiscal 2012 due to the continuing difficult economic environment.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were ##D<qtrrevenue> million for the first quarter ended April 28, 2012, compared to ##D<lyqtrrevenue> million for the first quarter ended April 30, 2011. The Company operated ##D<qtrstorecount> stores at April 28, 2012 compared to ##D<lyqtrstorecount> stores at the end of last year’s first quarter.  For the first three months of fiscal  2012 the Company opened eight new stores, relocated ##D<actrelostore> stores and closed ##D<actclosestore> stores.  The Company currently expects to open approximately 40 stores, relocate 15 stores and close approximately ##D<estclosestore> stores in fiscal 2012.

Credit revenue of ##D<qtrcreditrev> million represented ##D<creditpercenttorev> of total revenues in the first quarter of fiscal 2012, compared to 2011 credit revenue of ##D<lyqtrcreditrev> million or ##D<lyqtrcreditpercent> of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled ##D<qtrcreditexp> million in the first quarter of 2012, compared to last year’s first quarter expenses of ##D<lyqtrcreditexp> million.  The decrease was primarily due to lower bad debt and payroll expenses compared to the first quarter of 2011.

Other income in total, as included in total revenues, was ##D<qtrothinc> million for the first quarter of fiscal 2012, compared to ##D<lyqtrothinc> million for the prior year’s comparable first quarter. The slight overall decrease resulted primarily from lower finance, late fee and layaway charges.

Cost of goods sold was ##D<qtrcogs> million, or ##D<qtrpercentcogs> of retail sales for the first quarter of fiscal 2012, compared to ##D<lyqtrcogs> million, or ##D<lyqtrpercentcogs> of retail sales in the first quarter of fiscal 2011.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2012 resulted primarily from lower freight costs and an increase in vendor allowances.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by ##D<cqtrgrossmarginpercent> to ##D<cqtrgrossmargin> million for the first quarter of fiscal 2012 compared to ##D<lyqtrgrossmargin> million in the first quarter of fiscal 2011.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $61.4 million, or 22.5% of retail sales for the first quarter of fiscal 2012, compared to $63.3 million, or 23.4% of retail sales in the first quarter of fiscal 2011.  SG&A expenses as a percentage of retail sales decreased 90 basis points for the first quarter of fiscal 2012 as compared to the prior year. The decrease was primarily attributable to lower incentive-based compensation expenses, partially offset by higher group health insurance costs.

Depreciation expense was $5.8 million, or 2.1% of retail sales for the first quarter of fiscal 2012, compared to $5.4 million, or 2.0% of retail sales for the first quarter of fiscal 2011.  The slight increase in depreciation expense was due to store development and information technology investments.

Interest and other income was $0.9 million, or 0.3% of retail sales for the first quarter of fiscal 2012, compared to $1.0 million, or 0.4% of retail sales for the first quarter of fiscal 2011.  The slight decrease was due to higher sales tax vendor income, as well as, label income in the first fiscal quarter of 2011.

Income tax expense was $19.6 million or 7.2% of retail sales for the first quarter of fiscal 2012, compared to $17.0 million, or 6.3% of retail sales for the first quarter of fiscal 2011. The first quarter increase resulted from higher pre-tax income and a higher effective tax rate.  The effective income tax rate for the first quarter of fiscal 2012 was 38.2% compared to 35.7% for the first quarter of 2011.  The current year quarter was impacted by the elimination of the benefit of the Work Opportunity Tax Credit which has not been renewed for 2012 by Congress as of April 28, 2012.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2012 was $58.0 million as compared to $43.0 million in the first three months of fiscal 2011. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at April 28, 2012.

Cash provided by operating activities for the first three months of fiscal 2012 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $15.0 million for the first three months of fiscal 2012 as compared to the first three months of fiscal 2011 was primarily due to an increase in net income, a reduction in inventories partially offset by a decrease in accounts payable and accrued expenses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2012 and for the foreseeable future.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At April 28, 2012, the Company had working capital of $296.1 million compared to $275.8 million at April 30, 2011.  Additionally, the Company had $1.5 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at April 28, 2012, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At April 28, 2012 and January 28, 2012, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 28, 2012 and January 28, 2012.  There were no borrowings outstanding under the credit facility during the first quarter ended April 28, 2012 and January 28, 2012.

At April 28, 2012, January 28, 2012 and April 30, 2011, the Company had approximately $3.0 million, $2.3 million and $2.9 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $9.4 million in the first quarter of fiscal 2012, compared to $4.4 million in last year’s first quarter.  The expenditures for the first three months of 2012 were primarily for the development of eight new stores,  additional investments in new technology and the general office expansion.  For the full fiscal 2012 year, the Company expects to invest approximately $57.0 million for capital expenditures.  This includes expenditures to open 40 new stores and relocate 15 stores, upgrades to merchandise systems and home office and distribution center expansion.

Net cash used in investing activities totaled $15.7 million in the first quarter of fiscal 2012 compared to $2.7 million used in the comparable period of 2011.  The increase was due primarily to the increase in purchases of short-term investments.

On May 24, 2012, the Board of Directors increased the quarterly dividend by 9% from $0.23 per share to $0.25 per share.

As of April 28, 2012, the Company had 1,989,105 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at both April 28, 2012 and January 28, 2012.  The underlying securities have contractual maturities which generally range from 35 days to 29 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as short-term investments on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in accumulated other comprehensive income.

Additionally, at April 28, 2012, the Company had $1.0 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  See Note 8 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 28, 2012.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 28, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A. RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 28, 2012.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended April 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2012	182	$27.50	182
March 2012	-	-	-
April 2012	-	-	-
Total	182	$27.50	182	1,989,105

(1)    Prices include trading costs.

(2)    As of January 28, 2012, the Company’s share repurchase program had 1,989,287 shares remaining in open authorizations.  During the first quarter ending April 28, 2012, the Company repurchased and retired 182 shares under this program for approximately $5,005 or an average market price of $27.50 per share.  As of the first quarter ending April 28, 2012, the Company had 1,989,105 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

PART II   OTHER INFORMATION

THE CATO CORPORATION

ITEM 4.  MINE SAFETY DISCLOSURES

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

101.1

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended April 28, 2012 and April 30, 2011; (ii) Condensed Consolidated Balance Sheets at April 28, 2012; April 30, 2011 and January 28, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended April 28, 2012 and April 30, 2011; and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

                      * Submitted electronically herewith.

PART II   OTHER INFORMATION

THE CATO CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

June 6, 2012	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 6, 2012	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer