Form 10-Q/A
period 2012-06-08
CATO CORP
filed 2012-06-08
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of June 6, 2012, there were 27,534,595 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

Explanatory Note

The Cato Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended April 28, 2012, filed with the Securities and Exchange Commission on June 6, 2012 (the “Original Report”), solely for the purposes of (i) correcting the inadvertent omission of certain information in the following sentence on the cover page of the Original Report: “As of June 6, 2012, there were 27,534,595 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding”; and (ii) correcting inadvertent errors that resulted in the substitution of various software codes for various data items intended to be included in the subsection titled “Results of Operations—Comparison of First Quarter of 2012 with 2011” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Original Report.  These errors did not affect the Company’s Unaudited Condensed Consolidated Financial Statements or other Items included in the Original Report.  This Amendment amends and restates in their entirety the cover page and Item 2 of Part I of the Original Report.

No other amendments, modifications, updates or changes are being made to the Original Report other than as described above.  This Amendment speaks as of the date of the filing of the Original Report.  The Company has not taken into account any other events occurring after the filing of the Original Report which might have affected any disclosures in the Original Report, nor has the Company amended, modified, updated or otherwise changed any disclosures to reflect any subsequent events.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS – (CONTINUED):

Comparison of First Quarter of 2012 with 2011

Total retail sales for the first quarter were $272.8 million compared to last year’s first quarter sales of $270.9 million, a 0.7% increase.  Same-store sales decreased 2.0% in the first quarter of fiscal 2012 due to the continuing difficult economic environment.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $275.3 million for the first quarter ended April 28, 2012, compared to $273.7 million for the first quarter ended April 30, 2011. The Company operated 1,293 stores at April 28, 2012 compared to 1,282 stores at the end of last year’s first quarter.  For the first three months of fiscal 2012 the Company opened eight new stores, relocated two stores and closed three stores.  The Company currently expects to open approximately 40 stores, relocate 15 stores and close approximately 11 stores in fiscal 2012.

Credit revenue of $1.8 million represented 0.7% of total revenues in the first quarter of fiscal 2012, compared to 2011 credit revenue of $2.0 million or 0.7% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.2 million in the first quarter of 2012, compared to last year’s first quarter expenses of $1.3 million.  The decrease was primarily due to lower bad debt and payroll expenses compared to the first quarter of 2011.

Other income in total, as included in total revenues, was $2.6 million for the first quarter of fiscal 2012, compared to $2.7 million for the prior year’s comparable first quarter. The slight overall decrease resulted primarily from lower finance, late fee and layaway charges.

Cost of goods sold was $157.8 million, or 57.9% of retail sales for the first quarter of fiscal 2012, compared to $158.4 million, or 58.5% of retail sales in the first quarter of fiscal 2011.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2012 resulted primarily from lower freight costs and an increase in vendor allowances.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 2.2% to $115.0 million for the first quarter of fiscal 2012 compared to $112.5 million in the first quarter of fiscal 2011.  Gross margin as presented may not be comparable to those of other entities.

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

Information regarding new accounting pronouncements is provided in Note 9 to the Company’s Condensed Consolidated Financial Statements.

Exhibit No.	Item

3.1*	Registrant’s Restated Certificate of Incorporation dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2*	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant Filed December 10, 2007.

4.1*	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

31.1***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2***	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1***	Section 1350 Certification of Principal Executive Officer.

32.2***	Section 1350 Certification of Principal Financial Officer.

101.1**

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

* *Previously incorporated by reference in our Original Report.
**Previously submitted as an exhibit to our Original Report.
***Submitted electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

June 8, 2012	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 8, 2012	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer