Form 10-Q
period 2012-07-28
CATO CORP
filed 2012-09-05
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

As of July 28, 2012, there were 27,534,595 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 28, 2012

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Six Months Ended July 28, 2012 and July 30, 2011

Condensed Consolidated Balance Sheets		3
At July 28, 2012, January 28, 2012 and July 30, 2011

Condensed Consolidated Statements of Cash Flows		4
For the Six Months Ended July 28, 2012 and July 30, 2011

Notes to Condensed Consolidated Financial Statements		5 – 15
For the Three Months and Six Months Ended July 28, 2012 and July 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26 - 30

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$231,450	$234,077	$504,240	$505,010
Other income (principally finance charges, late fees and
layaway charges)	2,613	2,729	5,167	5,456
Total revenues	234,063	236,806	509,407	510,466

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	142,459	145,156	300,291	303,561
Selling, general and administrative (exclusive of depreciation
shown below)	59,220	58,955	120,575	122,271
Depreciation	5,742	5,371	11,513	10,775
Interest and other income	(985)	(949)	(1,891)	(1,906)
Cost and expenses, net	206,436	208,533	430,488	434,701

Income before income taxes	27,627	28,273	78,919	75,765

Income tax expense	10,294	10,170	29,864	27,141

Net income	$17,333	$18,103	$49,055	$48,624

Basic earnings per share	$0.59	$0.61	$1.68	$1.65

Diluted earnings per share	$0.59	$0.61	$1.68	$1.65

Dividends per share	$0.250	$0.230	$0.480	$0.415

Comprehensive income:
Net income	$17,333	$18,103	$49,055	$48,624
Unrealized gain on available-for-sale securities, net
of deferred income tax benefit	13	310	73	584
Comprehensive income	$17,346	$18,413	$49,128	$49,208

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 28, 2012	January 28, 2012	July 30, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$66,043	$34,893	$77,376
Short-term investments	211,390	205,771	190,533
Restricted cash and investments	5,311	5,325	4,801
Accounts receivable, net of allowance for doubtful accounts of $2,042,
$2,362 and $2,654 at July 28, 2012, January 28, 2012 and
July 30, 2011 respectively	43,373	43,024	37,621
Merchandise inventories	107,034	130,382	117,225
Deferred income taxes	3,535	3,579	3,338
Prepaid expenses	4,160	6,158	3,739
Total Current Assets	440,846	429,132	434,633
Property and equipment – net	125,520	115,445	104,333
Other assets	7,016	6,512	9,434
Total Assets	$573,382	$551,089	$548,400
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$70,573	$94,073	$86,553
Accrued expenses	43,160	37,584	36,308
Accrued bonus and benefits	4,708	10,192	8,906
Accrued income taxes	19,555	15,144	23,145
Total Current Liabilities	137,996	156,993	154,912
Deferred income taxes	7,887	7,887	9,540
Other noncurrent liabilities (primarily deferred rent)	24,231	19,530	14,190

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,530,131 shares, 27,418,884 shares and 27,741,091 shares at July 28, 2012, January 28, 2012 and
July 30, 2011 respectively	918	914	925
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at July 28, 2012,
January 28, 2012 and July 30, 2011	58	58	58
Additional paid-in capital	73,863	72,030	70,203
Retained earnings	327,420	292,741	297,713
Accumulated other comprehensive income	1,009	936	859
Total Stockholders' Equity	403,268	366,679	369,758
Total Liabilities and Stockholders’ Equity	$573,382	$551,089	$548,400

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 28, 2012	July 30, 2011
	(Dollars in thousands)

Operating Activities:
Net income	$49,055	$48,624
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	11,513	10,775
Provision for doubtful accounts	596	882
Share based compensation	1,444	1,302
Excess tax benefits from share-based compensation	(98)	(89)
Loss on disposal of property and equipment	610	415
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(945)	1,200
Merchandise inventories	23,348	26,803
Prepaid and other assets	1,489	(2,437)
Accrued income taxes	4,509	11,373
Accounts payable, accrued expenses and other liabilities	(20,982)	(31,387)
Net cash provided by operating activities	70,539	67,461

Investing Activities:
Expenditures for property and equipment	(19,922)	(15,751)
Purchase of short-term investments	(100,289)	(79,623)
Sales of short-term investments	94,792	71,399
Change in restricted cash and investments	14	25
Net cash used in investing activities	(25,405)	(23,950)

Financing Activities:
Dividends paid	(14,027)	(12,243)
Repurchase of common stock	(355)	(2,897)
Proceeds from employee stock purchase plan	259	254
Excess tax benefits from share-based compensation	98	89
Proceeds from stock options exercised	41	32
Net cash used in financing activities	(13,984)	(14,765)

Net increase in cash and cash equivalents	31,150	28,746

Cash and cash equivalents at beginning of period	34,893	48,630
Cash and cash equivalents at end of period	$66,043	$77,376

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the three and six month periods ended July 28, 2012 and July 30, 2011 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  Amounts as of January 28, 2012, have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On August 23, 2012, the Board of Directors maintained the quarterly dividend at $0.25 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

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

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(Dollars in thousands, except share and per share data)
Numerator
Net earnings	$17,333	$18,103	$49,055	$48,624
Earnings allocated to non-vesting equity awards	(267)	(292)	(764)	(811)
Net earnings available to common stockholders	$17,066	$17,811	$48,291	$47,813

Denominator
Basic weighted average common shares outstanding	28,813,766	29,010,209	28,759,821	28,978,512
Dilutive effect of stock options	4,285	5,932	4,231	5,635
Diluted weighted average common shares outstanding	28,818,051	29,016,141	28,764,052	28,984,147

Net income per common share
Basic earnings per share	$0.59	$0.61	$1.68	$1.65
Diluted earnings per share	$0.59	$0.61	$1.68	$1.65

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended July 28, 2012 and July 30, 2011 were $25,470,000 and $15,780,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 28, 2012, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 28, 2012.  There were no borrowings outstanding under this credit facility during the periods ended July 28, 2012, January 28, 2012 or July 30, 2011.  Interest on any borrowings is based on One Month LIBOR, which was 0.246% at July 28, 2012.

At July 28, 2012, January 28, 2012 and July 30, 2011, the Company had approximately $5.8 million, $2.3 million and $5.7 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of July 28, 2012, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 28, 2012	Retail	Credit	Total	July 28, 2012	Retail	Credit	Total

Revenues	$232,230	$1,833	$234,063	Revenues	$505,772	$3,635	$509,407
Depreciation	5,729	13	5,742	Depreciation	11,487	26	11,513
Interest and other income	(985)	-	(985)	Interest and other income	(1,891)	-	(1,891)
Income before taxes	26,747	880	27,627	Income before taxes	77,281	1,638	78,919
Total assets	495,526	77,856	573,382	Total assets	495,526	77,856	573,382
Capital expenditures	10,569	-	10,569	Capital expenditures	19,922	-	19,922

Three Months Ended				Six Months Ended
July 30, 2011	Retail	Credit	Total	July 30, 2011	Retail	Credit	Total

Revenues	$234,885	$1,921	$236,806	Revenues	$506,592	$3,874	$510,466
Depreciation	5,367	4	5,371	Depreciation	10,767	8	10,775
Interest and other income	(949)	-	(949)	Interest and other income	(1,906)	-	(1,906)
Income before taxes	27,330	943	28,273	Income before taxes	74,183	1,582	75,765
Total assets	471,320	77,080	548,400	Total assets	471,320	77,080	548,400
Capital expenditures	11,319	41	11,360	Capital expenditures	15,665	86	15,751

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Bad debt expense	$293	$352	$596	$882
Payroll	224	247	445	489
Postage	192	187	385	388
Other expenses	231	188	545	525

Total expenses	$940	$974	$1,971	$2,284

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 6 – STOCK BASED COMPENSATION:

As of July 28, 2012, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2004 Amended and Restated Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options to officers and key employees.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	2004
	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	7,200,000
Options and/or restricted stock available for grant:
January 28, 2012	20,127	542,309	562,436
July 28, 2012	20,127	433,916	454,043

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 28, 2012, January 28, 2012 and July 30, 2011, there was $7.7 million, $ 6.0 million  and $7.3 million of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.8 years, 2.2 years and 2.7 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended July 28, 2012 was $794,000 and $1,398,000, respectively compared to $790,000 and $1,257,000, respectively for the second quarter and six months ended July 30, 2011.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the six months ended July 28, 2012:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2012	461,341	$21.44
Granted	110,397	28.23
Vested	(111,281)	18.84
Forfeited or expired	(7,770)	23.39
Restricted stock awards at July 28, 2012	452,687	$23.70

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 28, 2012 and July 30, 2011, the Company sold 11,687 and 12,006 shares to employees at an average discount of $3.92 and $3.74 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15%

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

discount given under the Employee Stock Purchase Plan was approximately $46,000 and $45,000 for the six months ended July 28, 2012 and July 30, 2011, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

No options were granted in the first six months of fiscal 2012 or fiscal 2011.

The total intrinsic value of options exercised during the second quarter and six months ended July 28, 2012 was $28,000 and $50,000, respectively compared to $41,000 and $41,000, respectively, for the three and six months ended July 30, 2011.

There was no stock option expense for the three or six months ended July 28, 2012 or July 30, 2011.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of July 28, 2012, January 28, 2012 and July 30, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 28,	Assets	Inputs	Inputs
Description	2012	Level 1	Level 2	Level 3

State/Municipal Bonds	$176,206	$-	$176,206	$-
Corporate Bonds	18,884	-	18,884	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	16,865	16,865	-	-
US Treasury Notes	3,162	3,162	-	-
Privately Managed Funds	871	-	-	871
Corporate Equities	439	439	-	-
Certificates of Deposit	101	101	-	-

Total	$219,978	$20,567	$195,090	$4,321

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28,	Assets	Inputs	Inputs
Description	2012	Level 1	Level 2	Level 3

State/Municipal Bonds	$152,650	$-	$152,650	$-
Corporate Bonds	27,732	-	27,732	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	26,472	26,472	-	-
U.S. Treasury Notes	3,174	3,174	-	-
Privately Managed Funds	1,604	-	-	1,604
Corporate Equities	443	443	-	-
Certificates of Deposit	100	100	-	-

Total	$215,625	$30,189	$180,382	$5,054

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

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

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at July 28, 2012, January 28, 2012 and July 30, 2011.  The underlying securities have contractual maturities which range from 3 days to 28 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at July 28, 2012, the Company had $0.9 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  At July 30, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first six months of fiscal 2012 and fiscal 2011 (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$5,054
Redemptions	-	(722)	(722)
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(11)	(11)
Included in other comprehensive income	-	-	-
Ending Balance at July 28, 2012	$3,450	$871	$4,321

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(16)	(16)
Ending Balance at July 30, 2011	$3,450	$1,909	$5,359

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 28, 2012 AND JULY 30, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

Quantitative information regarding the significant unobservable inputs related to the ARS as of July 28, 2012 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	10.4 Years
	of cash flows	Yield	0.28%
		Comparative bond discount rate	0.20%

Significant increases or decreases in certain inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2012 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings (including the launch of the new Versona Accessories store concept), relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions, including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets and sovereign debt markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; changes and uncertainties in factors that affect consumer confidence; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 28, 2012 (“fiscal 2011”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves related to self-insurance health insurance, workers’ compensation, general and auto insurance liabilities, calculation of potential asset impairment, inventory shrinkage and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.1	1.2	1.0	1.1
Total revenues	101.1	101.2	101.0	101.1
Cost of goods sold (exclusive of depreciation)	61.6	62.0	59.6	60.1
Selling, general and administrative (exclusive of depreciation)	25.6	25.2	23.9	24.2
Depreciation	2.5	2.3	2.3	2.1
Interest and other income	(0.4)	(0.4)	(0.4)	(0.4)
Income before income taxes	11.9	12.1	15.6	15.0
Net income	7.5	7.7	9.7	9.6

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of Second Quarter and First Six Months of 2012 with 2011

Total retail sales for the second quarter were $231.5 million compared to last year’s second quarter sales of $234.1 million, a 1.0% decrease.  Same-store sales decreased 4.0% in the second quarter of fiscal 2012.  For the six months ended July 28, 2012, total retail sales were $504.2 million compared to last year’s comparable six month sales of $505.0 million, and same store sales decreased 3.0% for the comparable six month period. The Company believes the second quarter and first six month period of fiscal 2012 were both adversely impacted by continuing customer uncertainty regarding the country’s economic and political situation.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $234.1 million and $509.4 million for the second quarter and six months ended July 28, 2012, compared to $236.8 million and $510.5 million for the second quarter and six months ended July 30, 2011, respectively. The Company operated 1,295 stores at July 28, 2012 compared to 1,285 stores at the end of last year’s second quarter.  For the first six months of fiscal  2012, the Company opened 12 new stores, relocated five stores and closed five stores.  The Company currently expects to open approximately 38 stores, relocate 10 stores and close approximately 14 stores in fiscal 2012.

Credit revenue of $1.8 million represented 0.8% of total revenues in the second quarter of fiscal 2012, compared to 2011 credit revenue of $1.9 million or 0.8% of total revenues.  Credit revenue dollars decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $0.9 million in the second quarter of 2012, compared to last year’s second quarter expenses of $1.0 million.  The slight decrease was primarily due to lower bad debt and payroll expenses compared to the second quarter of 2011.

Other income in total, as included in total revenues, was $2.6 million and $5.2 million for the second quarter and first six months of fiscal 2012, compared to $2.7 million and $5.5 million for the prior year’s comparable second quarter and first six months. The slight overall year-to-date decrease resulted primarily from lower finance, late fee and layaway charges.

Cost of goods sold was $142.5 million, or 61.6% of retail sales and $300.3 million or 59.6% of retail sales for the second quarter and first six months of fiscal 2012, compared to $145.2 million, or 62.0% of retail sales and $303.6 million or 60.1% of retail sales for the prior year’s comparable three and six month periods of fiscal 2011.  The overall decrease in cost of goods sold as a percent of retail sales for the second quarter and first six months of fiscal 2012 resulted primarily from lower freight costs and an increase in vendor allowances partially offset by an increase in occupancy costs due to store rent expense.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 0.1% to $89.0 million for the second quarter of fiscal 2012 and increased by 1.2% to $203.9 million for the first six months of fiscal 2012 compared to $88.9 million and $201.4 million for the prior year’s comparable three and six months of fiscal 2011.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $59.2 million, or 25.6% of retail sales and $120.6 million, or 23.9% of retail sales for the second quarter and first six months of fiscal 2012, respectively, compared to $59.0 million, or 25.2% of retail sales and $122.3 million, or 24.2% of retail sales for the prior year’s comparable three and six month periods, respectively.  SG&A expenses as a percentage of retail sales increased 40 basis points for the second quarter of fiscal 2012 as compared to the prior year.  The second quarter SG&A increase was primarily attributable to higher payroll costs and professional fees partially offset by lower group health insurance and workers’ compensation costs.  For the first six months of fiscal 2012, SG&A expenses decreased 30 basis points as compared to the prior year.  The overall dollar decrease for the first six months of fiscal 2012 was primarily attributable to decreased incentive-based compensation expense, partially offset by higher group health insurance costs and payroll expense.

Depreciation expense was $5.7 million, or 2.5% of retail sales and $11.5 million, or 2.3% or retail sales for the second quarter and first six months of fiscal 2012, respectively, compared to $5.4 million, or 2.3% of retail sales and $10.8 million or 2.1% of retail sales for the prior year’s comparable three and six month periods of fiscal 2011, respectively.  The slight dollar increase in depreciation expense was due to store development and information technology investments.

Interest and other income was $1.0 million, or 0.4% of retail sales and $1.9 million, or 0.4% of retail sales for the second quarter and first six months of fiscal 2012, respectively, compared to $0.9 million, or 0.4% of retail sales and $1.9 million, or 0.4% of retail sales for the prior year’s comparable three and six month periods of fiscal 2011.  The slight quarterly dollar increase was due to higher sales tax vendor income, as well as, label income in the second fiscal quarter of 2012.

Income tax expense was $10.3 million or 4.4% of retail sales and $29.9 million, or 5.9% of retail sales for the second quarter and first six months of fiscal 2012, respectively, compared to $10.2 million, or 4.3% of retail sales and $27.1 million, or 5.4% of retail sales for the prior year’s comparable three and six month periods of fiscal 2011, respectively. The second quarter and six month increases resulted from a higher effective tax rate.  The effective income tax rate for the second quarter of fiscal 2012 was 37.3% compared to 36.0% for the second quarter of 2011.  The effective tax rate for the first six months of fiscal 2012 was 37.8% compared to 35.8% for the first six months of fiscal 2011.  The current year quarter and the first half of fiscal 2012 were also impacted by the elimination of the benefit of the Work Opportunity Tax Credit which, as of July 28, 2012, had not been renewed for 2012 by Congress.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2012 was $70.5 million as compared to $67.5 million in the first six months of fiscal 2011. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at July 28, 2012, January 28, 2012 and July 30, 2011.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Cash provided by operating activities for the first six months of fiscal 2012 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $3.0 million for the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 was primarily due to a slight increase in net income, a reduction in inventories partially offset by a decrease in accounts payable and accrued expenses.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2012 and for the foreseeable future.

At July 28, 2012, the Company had working capital of $302.9 million compared to $272.1 million at January 28, 2012 and $279.7 million at July 30, 2011.  Additionally, the Company had $1.3 million, $2.0 million and $2.4 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At July 28, 2012, January 28, 2012 and July 30, 2011, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 28, 2012 and January 28, 2012.  There were no borrowings outstanding under the credit facility as of July 28, 2012, January 28, 2012 and July 30, 2011.

At July 28, 2012, January 28, 2012 and July 30, 2011, the Company had approximately $5.8 million, $2.3 million and $5.7 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $19.9 million in the first six months of fiscal 2012, compared to $15.8 million in last year’s first six months.  The expenditures for the first six months of 2012 were primarily for the development of 12 new stores,  additional investments in new technology and home office expansion.  For the full fiscal 2012 year, the Company expects to invest approximately $36.5 million for capital expenditures.  This includes expenditures to open 38 new stores and relocate 10 stores, upgrades to merchandise systems and home office and distribution center expansion.

Net cash used in investing activities totaled $25.4 million in the first six months of fiscal 2012 compared to $24.0 million used in the comparable period of 2011.  The increase was due primarily to the increase in purchases of short-term investments and capital expenditures.

On August 23, 2012, the Board of Directors maintained the quarterly dividend at $0.25 per share.

As of July 28, 2012, the Company had 1,976,704 shares remaining in open authorizations under its share repurchase program.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at July 28, 2012, January 28, 2012 and July 30, 2011.  The underlying securities have contractual maturities which generally range from 3 days to 28 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at July 28, 2012, the Company had $0.9 million of privately managed funds, $0.4 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  At July 30, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  See Note 7 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

Information regarding new accounting pronouncements is provided in Note 8 to the Company’s Condensed Consolidated Financial Statements.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 28, 2012.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 28, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended July 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2012	12,186	$28.23	12,186
June 2012	-	-	-
July 2012	215	28.88	215
Total	12,401	$28.24	12,401	1,976,704

(1)    Prices include trading costs.

(2)    As of April 28, 2012, the Company’s share repurchase program had 1,989,105 shares remaining in open authorizations.  During the second quarter ending July 28, 2012, the Company repurchased and retired 12,401 shares under this program for approximately $350,220 or an average market price of $28.24 per share.  As of the second quarter ending July 28, 2012, the Company had 1,976,704 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months ended July 28, 2012 and July 30, 2011; (ii) Condensed Consolidated Balance Sheets at July 28, 2012; July 30, 2011 and January 28, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended July 28, 2012 and July 30, 2011; and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

                      * Submitted electronically herewith.

PART II   OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

September 5, 2012	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

September 5, 2012	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer