Form 10-Q
period 2012-10-27
CATO CORP
filed 2012-12-05
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

As of October 27, 2012, there were 27,540,724 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 27, 2012

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Nine Months Ended October 27, 2012 and October 29, 2011

Condensed Consolidated Balance Sheets		3
At October 27, 2012, January 28, 2012 and October 29, 2011

Condensed Consolidated Statements of Cash Flows		4
For the Nine Months Ended October 27, 2012 and October 29, 2011

Notes to Condensed Consolidated Financial Statements		5 – 15
For the Three Months and Nine Months Ended October 27, 2012 and October 29, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27 - 31

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$197,575	$194,094	$701,815	$699,104
Other income (principally finance charges, late fees and
layaway charges)	2,430	2,591	7,597	8,047
Total revenues	200,005	196,685	709,412	707,151

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	130,399	125,818	430,690	429,379
Selling, general and administrative (exclusive of depreciation
shown below)	58,252	57,505	178,828	179,776
Depreciation	5,346	5,321	16,859	16,096
Interest and other income	(814)	(861)	(2,705)	(2,767)
Cost and expenses, net	193,183	187,783	623,672	622,484

Income before income taxes	6,822	8,902	85,740	84,667

Income tax expense	2,153	2,797	32,016	29,938

Net income	$4,669	$6,105	$53,724	$54,729

Basic earnings per share	$0.16	$0.21	$1.84	$1.86

Diluted earnings per share	$0.16	$0.21	$1.84	$1.86

Dividends per share	$0.250	$0.230	$0.730	$0.645

Comprehensive income:
Net income	$4,669	$6,105	$53,724	$54,729
Unrealized gain (loss) on available-for-sale securities, net
of deferred income tax benefit	(78)	(300)	(5)	283
Comprehensive income	$4,591	$5,805	$53,719	$55,012

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 27, 2012	January 28, 2012	October 29, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$53,075	$34,893	$36,510
Short-term investments	202,277	205,771	205,810
Restricted cash and investments	5,999	5,325	5,325
Accounts receivable, net of allowance for doubtful accounts of $2,050,
$2,362 and $2,567 at October 27, 2012, January 28, 2012 and
October 29, 2011 respectively	42,790	43,024	38,026
Merchandise inventories	130,826	130,382	127,247
Deferred income taxes	3,583	3,579	3,512
Prepaid expenses	3,630	6,158	3,566
Total Current Assets	442,180	429,132	419,996
Property and equipment – net	130,635	115,445	109,811
Other assets	7,380	6,512	6,888
Total Assets	$580,195	$551,089	$536,695
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$84,846	$94,073	$82,248
Accrued expenses	46,443	37,584	41,416
Accrued bonus and benefits	4,597	10,192	9,451
Accrued income taxes	9,999	15,144	16,638
Total Current Liabilities	145,885	156,993	149,753
Deferred income taxes	7,887	7,887	9,541
Other noncurrent liabilities (primarily deferred rent)	24,964	19,530	15,431

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,540,724 shares, 27,418,884 shares and 27,419,745 shares at October 27, 2012, January 28, 2012 and
October 29, 2011 respectively	918	914	914
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at October 27,
2012, January 28, 2012 and October 29, 2011	58	58	58
Additional paid-in capital	74,785	72,030	71,075
Retained earnings	324,767	292,741	289,364
Accumulated other comprehensive income	931	936	559
Total Stockholders' Equity	401,459	366,679	361,970
Total Liabilities and Stockholders’ Equity	$580,195	$551,089	$536,695

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)

Operating Activities:
Net income	$53,724	$54,729
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	16,859	16,096
Provision for doubtful accounts	1,004	1,263
Share-based compensation	2,111	1,948
Excess tax benefits from share-based compensation	(146)	(128)
Loss on disposal of property and equipment	806	473
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(770)	414
Merchandise inventories	(444)	16,781
Prepaid and other assets	1,678	289
Accrued income taxes	(4,999)	4,905
Accounts payable, accrued expenses and other liabilities	(2,417)	(28,798)
Net cash provided by operating activities	67,406	67,972

Investing Activities:
Expenditures for property and equipment	(30,966)	(26,608)
Purchase of short-term investments	(104,497)	(105,837)
Sales of short-term investments	107,964	81,855
Change in restricted cash and investments	(674)	(499)
Net cash used in investing activities	(28,173)	(51,089)

Financing Activities:
Dividends paid	(21,346)	(19,008)
Repurchase of common stock	(361)	(10,599)
Proceeds from employee stock purchase plan	463	444
Excess tax benefits from share-based compensation	146	128
Proceeds from stock options exercised	47	32
Net cash used in financing activities	(21,051)	(29,003)

Net increase (decrease) in cash and cash equivalents	18,182	(12,120)

Cash and cash equivalents at beginning of period	34,893	48,630
Cash and cash equivalents at end of period	$53,075	$36,510

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the three and nine month periods ended October 27, 2012 and October 29, 2011 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

On November 20, 2012, the Board of Directors declared the regular quarterly dividend of $0.25 per share to be paid on December 28, 2012, to shareholders of record on December 14, 2012.

On November 30, 2012, the Board of Directors declared a special dividend of $1.00 per share and accelerated the 2013 dividend of a $1.00 per share both to be paid on December 28, 2012, to shareholders of record on December 14, 2012.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

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

		Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(Dollars in thousands, except share and per share data)
Numerator
Net earnings	$4,669	$6,105	$53,724	$54,729
Earnings allocated to non-vested equity awards	(68)	(95)	(830)	(894)
Net earnings available to common stockholders	$4,601	$6,010	$52,894	$53,835

Denominator
Basic weighted average common shares outstanding	28,822,403	28,851,509	28,780,682	28,936,177
Dilutive effect of stock options	3,875	5,368	3,779	6,644
Diluted weighted average common shares outstanding	28,826,278	28,856,877	28,784,461	28,942,821

Net income per common share
Basic earnings per share	$0.16	$0.21	$1.84	$1.86
Diluted earnings per share	$0.16	$0.21	$1.84	$1.86

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the nine months ended October 27, 2012 and October 29, 2011 were $37,023,000 and $25,045,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 27, 2012, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 27, 2012.  There were no borrowings outstanding under this credit facility during the periods ended October 27, 2012, January 28, 2012 or October 29, 2011.  Interest on any borrowings is based on One Month LIBOR, which was 0.214% at October 27, 2012.

At October 27, 2012, January 28, 2012 and October 29, 2011, the Company had approximately $3.3 million, $2.3 million and $4.2 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona Accessories and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its retail operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of October 27, 2012, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 27, 2012	Retail	Credit	Total	October 27, 2012	Retail	Credit	Total

Revenues	$198,247	$1,758	$200,005	Revenues	$704,019	$5,393	$709,412
Depreciation	5,333	13	5,346	Depreciation	16,820	39	16,859
Interest and other income	(814)	-	(814)	Interest and other income	(2,705)	-	(2,705)
Income before taxes	6,153	669	6,822	Income before taxes	83,433	2,307	85,740
Total assets	503,110	77,085	580,195	Total assets	503,110	77,085	580,195
Capital expenditures	11,044	-	11,044	Capital expenditures	30,966	-	30,966

Three Months Ended				Nine Months Ended
October 29, 2011	Retail	Credit	Total	October 29, 2011	Retail	Credit	Total

Revenues	$194,769	$1,916	$196,685	Revenues	$701,361	$5,790	$707,151
Depreciation	5,302	19	5,321	Depreciation	16,069	27	16,096
Interest and other income	(861)	-	(861)	Interest and other income	(2,767)	-	(2,767)
Income before taxes	8,100	802	8,902	Income before taxes	82,284	2,383	84,667
Total assets	462,588	74,107	536,695	Total assets	462,588	74,107	536,695
Capital expenditures	10,857	-	10,857	Capital expenditures	26,522	86	26,608

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Bad debt expense	$408	$381	$1,004	$1,263
Payroll	231	233	676	722
Postage	170	186	555	574
Other expenses	267	295	812	821

Total expenses	$1,076	$1,095	$3,047	$3,380

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 6 – STOCK BASED COMPENSATION:

As of October 27, 2012, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2004 Amended and Restated Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options, to officers and key employees.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans:

	1987	2004
	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	7,200,000
Options and/or restricted stock available for grant:
January 28, 2012	20,127	542,309	562,436
October 27, 2012	20,127	434,166	454,293

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 27, 2012, January 28, 2012 and October 29, 2011, there was $7.0 million, $ 6.0 million  and $6.7 million of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.5 years, 2.2 years and 2.5 years, respectively. The total fair value of the shares recognized as compensation expense during the third quarter and nine months ended October 27, 2012 was $631,000 and $2,029,000, respectively compared to $613,000 and $1,870,000, respectively for the third quarter and nine months ended October 29, 2011.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended October 27, 2012:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2012	461,341	$21.44
Granted	110,397	28.23
Vested	(113,492)	18.83
Forfeited or expired	(8,020)	23.54
Restricted stock awards at October 27, 2012	450,226	$23.73

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 27, 2012 and October 29, 2011, the Company sold 21,463 and 21,810 shares to employees at an average discount of $3.81 and $3.59 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $82,000 and $78,000 for the nine months ended October 27, 2012 and October 29, 2011, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

No options were granted in the first nine months of fiscal 2012 or fiscal 2011.

The total intrinsic value of options exercised during the third quarter and nine months ended October 27, 2012 was $23,000 and $73,000, respectively, compared to $0 and $41,000, respectively, for the three and nine months ended October 29, 2011.

There was no stock option expense for the three or nine months ended October 27, 2012 or October 29, 2011.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of October 27, 2012, January 28, 2012 and October 29, 2011.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 27, 2012	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

State/Municipal Bonds	$177,774	$-	$177,774	$-
Corporate Bonds	15,414	-	15,414	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	10,495	10,495	-	-
US Treasury Notes	3,203	3,203	-	-
Privately Managed Funds	767	-	-	767
Corporate Equities	462	462	-	-
Certificates of Deposit	100	100	-	-

Total	$211,665	$14,260	$193,188	$4,217

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28, 2012	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

State/Municipal Bonds	$152,650	$-	$152,650	$-
Corporate Bonds	27,732	-	27,732	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	26,472	26,472	-	-
U.S. Treasury Notes	3,174	3,174	-	-
Privately Managed Funds	1,604	-	-	1,604
Corporate Equities	443	443	-	-
Certificates of Deposit	100	100	-	-

Total	$215,625	$30,189	$180,382	$5,054

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 29, 2011	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

State/Municipal Bonds	$146,936	$-	$146,936	$-
Corporate Bonds	29,670	-	29,670	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	30,439	30,439	-	-
US Treasury Notes	1,421	1,421	-	-
Privately Managed Funds	1,910	-	-	1,910
Corporate Equities	481	481	-	-
Certificates of Deposit	100	100	-	-

Total	$214,407	$32,441	$176,606	$5,360

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at October 27, 2012, January 28, 2012 and October 29, 2011.  The underlying securities have contractual maturities which range from 34 days to 16 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at October 27, 2012, the Company had $0.8 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  At October 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

The following tables summarize the change in the fair value of the Company’s financial assets measured using Level 3 inputs during the first nine months of fiscal 2012 and fiscal 2011 (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$5,054
Redemptions	-	(831)	(831)
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(6)	(6)
Included in other comprehensive income	-	-	-
Ending Balance at October 27, 2012	$3,450	$767	$4,217

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(15)	(15)
Ending Balance at October 29, 2011	$3,450	$1,910	$5,360

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

NOTE 7 – FAIR VALUE MEASUREMENTS (CONTINUED):

Quantitative information regarding the significant unobservable inputs related to the ARS as of October 27, 2012 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.9 Years
	of cash flows	Yield	0.35%
		Comparative bond discount rate	0.20%

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2012 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings (including the launch of the new Versona Accessories store concept), relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will”, “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and any variations or negative formulations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  general economic conditions, including, but not limited to, the continuation or worsening of (i) the current adverse or recessionary conditions affecting the U.S. and global economies and consumer spending and (ii) the adverse conditions in the U.S. and global credit markets and sovereign debt markets; uncertainties regarding the impact of any governmental responses to the foregoing adverse conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; changes and uncertainties in factors that affect consumer confidence; adverse weather conditions; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 28, 2012 (“fiscal 2011”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other income	1.2	1.3	1.1	1.1
Total revenues	101.2	101.3	101.1	101.1
Cost of goods sold (exclusive of depreciation)	66.0	64.8	61.4	61.4
Selling, general and administrative (exclusive of depreciation)	29.5	29.6	25.5	25.7
Depreciation	2.7	2.7	2.4	2.3
Interest and other income	(0.4)	(0.4)	(0.4)	(0.4)
Income before income taxes	3.4	4.6	12.2	12.1
Net income	2.3	3.1	7.7	7.8

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of Third Quarter and First Nine Months of 2012 with 2011

Total retail sales for the third quarter were $197.6 million compared to last year’s third quarter sales of $194.1 million, a 1.8% increase.  Same-store sales decreased 2.0% in the third quarter of fiscal 2012.  For the nine months ended October 27, 2012, total retail sales were $701.8 million compared to last year’s comparable nine month sales of $699.1 million, and same store sales decreased 2.0% for the comparable nine month period. The Company believes the third quarter and first nine month period of fiscal 2012 were both adversely impacted by continuing customer uncertainty regarding the economy and political situation.  Total revenues, comprised of retail sales and other income (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $200.0 million and $709.4 million for the third quarter and nine months ended October 27, 2012, compared to $196.7 million and $707.2 million for the third quarter and nine months ended October 29, 2011, respectively. The Company operated 1,306 stores at October 27, 2012 compared to 1,292 stores at the end of last year’s third quarter.  For the first nine months of fiscal  2012, the Company opened 25 new stores, relocated seven stores and closed seven stores.  The Company currently expects to open approximately 37 stores, relocate 9 stores and close approximately 14 stores in fiscal 2012.

Other income including credit revenue, as included in total revenues, was $2.4 million and $7.6 million for the third quarter and first nine months of fiscal 2012, compared to $2.6 million and $8.0 million for the prior year’s comparable third quarter and first nine months. The slight overall third quarter and year-to-date decrease resulted primarily from lower finance, late fee and layaway charges.

Cost of goods sold was $130.4 million, or 66.0% of retail sales and $430.7 million or 61.4% of retail sales for the third quarter and first nine months of fiscal 2012, compared to $125.8 million, or 64.8% of retail sales and $429.4 million or 61.4% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2011.  The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2012 resulted primarily from an increase in occupancy costs related to store development and lower merchandise margins. For the first  nine months of  fiscal 2012, cost of goods sold was flat with fiscal 2011 with an increase in store occupancy costs due to store development offset by an increase in merchandise margins.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 1.6% to $67.2 million for the third quarter of fiscal 2012 and increased by 0.5% to $271.1 for the first nine months of fiscal 2012 compared to $68.3 million and $269.7 million for the prior year’s comparable three and nine months of fiscal 2011.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $58.3 million, or 29.5% of retail sales and $178.8 million, or 25.5% of retail sales for the third quarter and first nine months of fiscal 2012, respectively, compared to $57.5 million, or 29.6% of retail sales and $179.8 million, or 25.7% of retail sales for the prior year’s comparable three and nine month periods, respectively.  SG&A expenses as a percentage of retail sales decreased 10 basis points for the third quarter of fiscal 2012 as compared to the prior year.  The third quarter SG&A decrease was primarily attributable to lower incentive-based compensation expense partially offset by higher payroll costs.  For the first nine months of fiscal 2012, SG&A expenses decreased 20 basis points as compared to the prior year.  The overall dollar decrease for the first nine months of fiscal 2012 was primarily attributable to decreased incentive-based compensation expense, partially offset by higher group health insurance costs, and payroll expenses.

Depreciation expense was $5.3 million, or 2.7% of retail sales and $16.9 million, or 2.4% of retail sales for the third quarter and first nine months of fiscal 2012, respectively, compared to $5.3 million, or 2.7% of retail sales and $16.1 million or 2.3% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2011, respectively.  The slight dollar increase in depreciation expense was due to store development and information technology investments.

Interest and other income was $0.8 million, or 0.4% of retail sales and $2.7 million, or 0.4% of retail sales for the third quarter and first nine months of fiscal 2012, respectively, compared to $0.9 million, or 0.4% of retail sales and $2.8 million, or 0.4% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2011.  The slight quarterly dollar decrease was due to lower sales tax vendor income, as well as, label income in the third fiscal quarter of 2012.

Income tax expense was $2.2 million or 1.1% of retail sales and $32.0  million, or 4.6% of retail sales for the third  quarter and first nine  months of fiscal 2012, respectively, compared to $2.8 million, or 1.4% of retail sales and $29.9 million, or 4.3% of retail sales for the prior year’s comparable three and nine  month periods of fiscal 2011, respectively. The third  quarter decrease resulted from lower pre-tax income partially offset by a higher effective tax rate.  The effective income tax rate for the third  quarter of fiscal 2012 was 31.6% compared to 31.4% for the third  quarter of 2011. The nine month increase resulted from higher pre-tax income in addition to a higher effective tax rate. The effective tax rate for the first nine  months of fiscal 2012 was 37.3% compared to 35.4% for the first nine  months of fiscal 2011.  The current year quarter and the first nine months of fiscal 2012 were also impacted by the elimination of the benefit of the Work Opportunity Tax Credit which, as of October 27, 2012, has not been renewed for 2012 by Congress.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2012 was $67.4 million as compared to $68.0 million in the first nine months of fiscal 2011. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 27, 2012, January 28, 2012 and October 29, 2011, except for outstanding letters of credit.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Cash provided by operating activities for the first nine months of fiscal 2012 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of  $0.6 million for the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 was primarily due to a slight decrease in net income and provision for doubtful accounts, partially offset by an increase in depreciation.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2012 and for the foreseeable future.

At October 27, 2012, the Company had working capital of $296.3 million compared to $272.1 million at January 28, 2012 and $270.2 million at October 29, 2011.  Additionally, the Company had $1.3 million, $2.0 million and $2.4 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At October 27, 2012, January 28, 2012 and October 29, 2011, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 27, 2012.  There were no borrowings outstanding under the credit facility as of October 27, 2012, January 28, 2012 and October 29, 2011.

At October 27, 2012, January 28, 2012 and October 29, 2011, the Company had approximately $3.3 million, $2.3 million and $4.2 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $31.0 million in the first nine months of fiscal 2012, compared to $26.6 million in last year’s first nine months.  The expenditures for the first nine months of 2012 were primarily for the development of 25 new stores, additional investments in new technology and home office expansion.  For the full fiscal 2012 year, the Company expects to invest approximately $43.0 million for capital expenditures.  This includes expenditures to open 37 new stores and relocate 9 stores, upgrades to merchandise systems and home office and distribution center expansion.

Net cash used in investing activities totaled $28.2 million in the first nine months of fiscal 2012 compared to $51.1 million used in the comparable period of 2011.  The decrease was due primarily to the increase in sales of short-term investments offset slightly by the increase in capital expenditures.

On November 20, 2012, the Board of Directors declared the regular quarterly dividend of $0.25 per share to be paid on December 28, 2012, to shareholders of record on December 14, 2012.

On November 30, 2012, the Board of Directors declared a special dividend of $1.00 per share and accelerated the 2013 dividend of a $1.00 per share both to be paid on December 28, 2012, to shareholders of record on December 14, 2012.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of October 27, 2012, the Company had 1,976,511 shares remaining in open authorizations under its share repurchase program.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in tax exempt variable rate demand notes (“VRDN”), corporate bonds, and governmental debt securities held in managed funds with underlying ratings of A or better at October 27, 2012, January 28, 2012 and October 29, 2011.  The underlying securities have contractual maturities which generally range from 34 days to 16 years.  Although the Company’s investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at October 27, 2012, the Company had $0.8 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  At October 29, 2011, the Company had $1.9 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  See Note 7 – Fair Value Measurements for further information regarding the failed ARS.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

Information regarding recent accounting pronouncements is provided in Note 8 to the Company’s Condensed Consolidated Financial Statements.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 27, 2012.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 27, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended October 27, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2012	193	$29.18	193
September 2012	-	-	-
October 2012	-	-	-
Total	193	$29.18	193	1,976,511

(1)    Prices include trading costs.

(2)    As of July 28, 2012, the Company’s share repurchase program had 1,976,704 shares remaining in open authorizations.  During the third quarter ending October 27, 2012, the Company repurchased and retired 193 shares under this program for approximately $5,632 or an average market price of $29.18 per share.  As of the third quarter ending October 27, 2012, the Company had 1,976,511 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months ended October 27, 2012 and October 29, 2011; (ii) Condensed Consolidated Balance Sheets at October 27, 2012; October 29, 2011 and January 28, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 27, 2012 and October 29, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II   OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

December 5, 2012	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

December 5, 2012	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer