Form 10-K
period 2013-02-02
CATO CORP
filed 2013-04-02
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

     Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

                                                                                                (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐   No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 28, 2012, the last business day of the Company’s most recent second quarter, was $ 799,367,185 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of February 2, 2013, there were 27,543,376 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2013 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1.

Business............................................................................................................... ............................................................................................................................ ............................................................................................................................

		3 – 8
Item 1A.	Risk Factors..........................................................................................................	8 – 15
Item 1B.	Unresolved Staff Comments...................................................................................	15
Item 2.	Properties.............................................................................................................	15
Item 3.	Legal Proceedings................................................................................................. ............................................................................................................................ ............................................................................................................................	15
Item 3A.	Executive Officers of the Registrant.......................................................................	16
Item 4.	Mine Safety Disclosures........................................................................................	16

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities................................................................................ ............................................................................................................................

		17 – 19
Item 6.	Selected Financial Data.......................................................................................... ............................................................................................................................	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................	21 –28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk..................................... ............................................................................................................................	29
Item 8.

Financial Statements and Supplementary Data......................................................... ............................................................................................................................

		30 – 56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................. ............................................................................................................................	57
Item 9A.	Controls and Procedures........................................................................................ ............................................................................................................................	57
Item 9B.	Other Information..................................................................................................	57

PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................ ............................................................................................................................ ............................................................................................................................	57
Item 11.	Executive Compensation........................................................................................	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............................................................................................... ............................................................................................................................	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence.............	59
Item 14.	Principal Accountant Fees and Services..................................................................	59

PART IV
Item 15.

Exhibits and Financial Statement Schedules............................................................. ............................................................................................................................

		59 – 69

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 1, 2014 (“fiscal 2013”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in, or uncertainties regarding, prevailing U.S. and global economic, political or financial market conditions; changes in other factors that drive consumer or corporate confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 2, 2013 (“fiscal 2012”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,310 fashion specialty stores at February 2, 2013, in 31 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona Accessories.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato concept’s stores feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona Accessories concept offers quality fashion jewelry and accessories accented by key apparel items at exceptional values every day.  The Company’s stores range in size from 2,000 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 9% of retail sales in fiscal 2012. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

      As a part of its merchandising strategy, members of the Company’s merchandising staff frequently attend trade shows to stay abreast of latest trends and styles, visit selected stores to monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors.  The Company also takes aggressive markdowns on slow-selling merchandise and typically does not carry over merchandise to the next season.

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately  1,500 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2012, purchases from the Company’s largest vendor accounted for approximately 4% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas we are subject to risks associated with international operations, and changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

      All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Caroli na, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.  The centralization of the Company’s distribution process also subjects it to risks in the event of damage to or destruction of its distribution facility or other disruptions affecting the distribution center or the flow of goods into or out of Charlotte, North Carolina generally.  See “Risk Factors – Risks Relating To Our Business – A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.”

  Advertising

      The Company uses television, in-store signage, graphics, a Company website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.7%, 0.8% and 0.7% of retail sales for fiscal years 2012, 2011 and 2010, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers,  17 regional managers and  141 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2008.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2008………………….……...………….	1,318	65	102	1,281
2009………………….……...………….	1,281	35	45	1,271
2010……………………….……...…….	1,271	37	26	1,282
2011…………....………….……...…….	1,282	38	32	1,288
2012………….………...….……...…….	1,288	34	12	1,310

In fiscal 2012 the Company relocated nine stores.

     The Company expects to open  65 new stores during fiscal 2013. The expected new store openings include  40 Cato stores, five It’s Fashion stores, five It’s Fashion Metro stores (including the conversion of approximately two existing It’s Fashion stores) and  15 Versona Accessories stores.  The Company anticipates closing up to  15 stores by year end, including the two conversions.  In addition, the Company also expects to relocate  15 stores and remodel  10 stores.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 4.5%, 4.8% and 5.2% of retail sales in fiscal 2012, 2011 and 2010 respectively. The Company’s net bad debt expense was 4.3%, 5.3% and 6.6% of credit sales in fiscal 2012, 2011 and 2010 respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the customer picks up the merchandise or upon default of the layaway purchase.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.8% of retail sales in 2012 and 4.7% in each of the two fiscal years, 2011 and 2010 respectively.

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

Seasonality

      Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of our business may affect comparisons between periods.  See Note 13 of the Consolidated Financial Statements for information regarding our quarterly results of operations for the last two fiscal years.

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

Associates

      As of February 2, 2013, the Company employed approximately  9,600 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

     Customer tastes and fashion trends, particularly for women’s apparel, are volatile, tend to change rapidly and cannot be predicted with certainty.  Our success depends in part upon our ability to consistently anticipate and respond to changing merchandise trends and consumer preferences in a timely manner.  Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers.  If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would adversely affect our margins and results of operations.

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

     Extreme changes in weather, natural disasters or similar events can influence customer trends and shopping habits.  For example, heavy rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability.  Our business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect our business.  The occurrence or threat of extreme weather, natural disasters, power outages, terrorist acts, outbreaks of flu or other communicable diseases or other catastrophic events could reduce customer traffic in our stores and likewise disrupt our ability to conduct operations, which could materially and adversely affect us.

Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, and changes, disruptions, cost changes or other problems  affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business,  results of operations and financial condition.

      A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political, financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of additional regulations or changes in duties, quotas, tariffs, taxes or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations. Any changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business.  In addition, increased energy and transportation costs have caused us significant cost increases, and continued increases in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.  Furthermore, our dependence on third party vendors to manufacture and supply our merchandise subjects us to numerous risks that our vendors will fail to perform as we expect.  For example, the deterioration in any of our key vendors’ financial condition, their failure to ship merchandise in a timely manner that meets our specifications, or other failures to follow our vendor guidelines or comply with applicable laws and regulations, including compliant labor and environmental practices, could expose us to operational, quality, competitive, reputational and legal risks.  If we are not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.  Activities conducted by us or on our behalf outside the United States further subject us to numerous U.S. and international regulations and compliance risks, as discussed below under “Our business operations subject us to legal compliance and litigation risks that could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business.”

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which the Company may not be able to pass on to the customers.

      Vendors are increasingly passing on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and crop yields, as well as other factors.  Additionally, manufacturers are experiencing increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to the Company. Due to the Company’s limited flexibility in price point, the Company may not be able to pass on those cost increases to the consumer, which could have a material adverse effect on our results of operations and financial condition.

Any actual or perceived deterioration in the conditions that drive consumer confidence and spending may materially and adversely affect consumer demand for our apparel and accessories and our results of operations.

      Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing economic conditions and uncertainties, political conditions and uncertainties (such as those currently being debated in the U.S. regarding budgetary, spending and tax policies), levels of employment, fuel, energy and food costs, salaries and wage rates and other sources of income, tax rates, home values, consumer net worth, the availability of consumer credit, consumer confidence and consumer perceptions of adverse changes in or trends affecting any of these conditions. Any perception that these conditions may be worsening or continuing to trend negatively may significantly weaken many of these drivers of consumer spending habits. Adverse perceptions of these conditions or uncertainties regarding them also generally cause consumers to defer purchases of discretionary items, such as our merchandise, or to purchase cheaper alternatives to our merchandise, all of which may also adversely affect our net sales and results of operations.  In addition, numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, or similar events, may also dampen consumer confidence, and accordingly, lead to reduced consumer spending.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

     Our sales are dependent in part on the location of our stores in shopping centers where we believe our consumers and potential consumers shop.  In addition, our ability to grow our revenues has been substantially dependent on our ability to secure space for and open new stores in attractive locations.  Centers where we currently operate existing stores or seek to open new stores may be adversely affected by, among other things, general economic downturns or those particularly affecting the commercial real estate industry, the closing of anchor stores, changes in tenant mix and changes in customer shopping preferences.  To take advantage of consumer traffic and the shopping preferences of our consumers, we need to maintain and acquire stores in desirable locations where competition for suitable store locations is intense. A decline in customer popularity of the strip shopping centers where we generally locate our stores or in availability of space in desirable centers and locations, or an increase in the cost of such desired space, could adversely affect consumer traffic and reduce our sales and net earnings or increase our operating costs.

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

     Like most retailers, we experience significant associate turnover rates, particularly among store sales associates and managers.  Because our continued store growth will require the hiring and training of new associates, we must continually attract, hire and train new store associates to meet our staffing needs. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs, as well as possibly cause a decrease in our store operating efficiency and productivity.  We compete for qualified store associates, as well as experienced management personnel, with other companies in our industry or other industries, many of whom have greater financial resources than we do.

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

     Our operations are subject to federal, state and local laws, rules and regulations, as well as U.S. and foreign laws and regulations relating to our activities in foreign countries from which we source our merchandise.  Our business is also subject to litigation risk in all of these jurisdictions, including foreign jurisdictions that may lack well-established or reliable legal systems for resolving legal disputes.  Compliance risks and litigation claims have or may arise in the ordinary course of our business and include, among other issues, employment issues, commercial disputes, intellectual property issues, product-oriented matters, tax, customer relations and personal injury claims.  International activities subject us to a number of U.S. and international regulations, including but not limited to, restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, environmental laws, records and information management regulations, tariffs and taxes and anti-corruption laws, such as the Foreign Corrupt Practices Act, violations of which by persons acting on the Company’s behalf may result in significant investigation costs and severe criminal or civil sanctions.  These and other liabilities to which we may be subject could negatively affect our business, operating results and financial condition. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

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

      In addition, we cannot assure that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights. In the event of such a conflict, we could be subject to lawsuits or other actions, the ultimate resolution of which we cannot predict; however, such a controversy could adversely affect our business, financial condition and results of operations.

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

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the rules of the SEC and New York Stock Exchange and certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rule-making that has been and will continue to be implemented over the next several years under the mandates of the Dodd-Frank Act. The requirements of these rules and regulations have, and may continue to, increase our compliance costs and place significant strain on our personnel, systems and resources. To satisfy the SEC’s rules implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test, monitor and enhance our internal control over financial reporting, which is a costly and time-consuming effort that must be re-evaluated frequently. We cannot give assurance that our disclosure controls and procedures and our internal control over financial reporting, as defined by applicable SEC rules, will be adequate in the future. Any failure to maintain the effectiveness of internal control over financial reporting or to comply with the other various laws and regulations to which we are and will continue to be subject, or to which we may become subject in the future, as a public company could have an adverse material impact on our business, our financial condition and the price of our common stock. In addition, our efforts to comply with these requirements, particularly with new requirements under the Dodd-Frank Act that have yet to be implemented, could significantly increase our compliance costs.

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

A failure of our expansion into e-commerce operations could significantly disrupt our business and lead to reduced sales, growth prospects and reputational damage.

Expanding our operations to incorporate an e-commerce business is an important part of our growth strategy. Many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. Our e-commerce operations will be subject to numerous risks, including rapid changes in technology, website downtime and other technical failures, security breaches, consumer privacy concerns, changes in state tax laws and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could impact our e-commerce sales, increase our costs, diminish our growth prospects, and damage our brand, which could negatively impact our results of operations and financial position.

Government enacted health care reform could adversely affect our business and results of operations.

      In March 2010, the United States government enacted health care reform legislation, known as the Patient Protection and Affordable Care Act. This legislation expands the Company’s responsibility for providing employees with insurance coverage that meets minimum eligibility and coverage requirements or, alternatively, beginning in 2014, the legislation imposes penalties for failure to offer this coverage.  The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required. The Company is still assessing the legislation’s potential impact on the Company’s health care expenses.  However, due to the extent we are required to provide health insurance benefits to our employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or pay penalties if we elect not to provide these benefits, our expenses will increase. If we are unable to offset these cost increases by raising our prices or cutting other costs, such increased expenses could materially and adversely affect our results of operations.

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

      As of April 2, 2013, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations.  Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

Conditions in the stock market generally, or particularly relating to our Company or common stock, may materially and adversely affect the market price of our common stock and make its trading price more volatile.

      The trading price of our common stock at times has been, and is likely to continue to be, subject to significant volatility.  A variety of factors may cause the price of the common stock to fluctuate, perhaps substantially, including, but not limited to, those discussed elsewhere in this report, as well as the following: low trading volume; general market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock; announcements of developments related to our business; fluctuations in our reported operating results; general conditions in the fashion and retail industry; conditions in the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates or the scope of coverage given to our Company by securities analysts; negative commentary regarding our Company and corresponding short-selling market behavior; adverse customer relations developments; significant changes in our senior management team; and legal proceedings.   Over the past several years the stock market in general, and the market for shares of equity securities of many retailers in particular, have experienced extreme price fluctuations that have at times been unrelated to the operating performance of those companies.  Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments:

     None.

Item 2.     Properties:

      The Company’s distribution center and general offices are located in a Company-owned building of approximately 552,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company’s automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 134,000 square feet. This includes a 60,000 square foot addition to the general offices which was completed in the fall of 2012. A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company’s existing location is used for receiving and distribution of store and office operating supplies. In December 2012, the Company completed a land purchase of approximately 295 acres in York County, South Carolina, just south of Charlotte.

Item 3.     Legal Proceedings:

     From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business.  The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of April 2, 2013 are as follows:

Name	Age	Position

John P. D. Cato........................	62	Chairman, President and Chief Executive Officer
John R. Howe...........................	50	Executive Vice President, Chief Financial Officer
Sally Almason...........................	59	Executive Vice President, Merchandising Cato and Versona concepts
Michael T. Greer.......................	50	Executive Vice President, Director of Stores
Gordon Smith............................	57	Executive Vice President, Chief Real Estate and Store Development Officer

                John P. D. Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since January 2004, he has served as Chairman, President and Chief Executive Officer. From May 1999 to January 2004, he served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price concept, serving as Executive Vice President and as President and General Manager of the It’s Fashion concept from 1993 to August 1996. Mr. Cato is currently a director of Harris Teeter Supermarkets, Inc.

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

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2012 and 2011.

	Price
2012	High	Low	Dividend
First quarter ……………………………………………………………	$29.19	$25.93	$0.23
Second quarter …………………………………………………………	31.71	27.50	0.25
Third quarter …………………………………………………………..	31.75	27.50	0.25
Fourth quarter …………………………………………………………	29.99	26.08	2.25

	Price
2011	High	Low	Dividend
First quarter ……………………………………………………………	$25.64	$23.03	$0.185
Second quarter …………………………………………………………	30.74	25.11	0.23
Third quarter …………………………………………………………..	28.19	21.98	0.23
Fourth quarter …………………………………………………………	26.95	22.83	0.23

As of April 2, 2013 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
2/1/2008	100	100	100
1/30/2009	83	53	62
1/29/2010	133	100	85
1/28/2011	162	123	111
1/27/2012	187	147	116
2/1/2013	212	184	134

      The graph assumes an initial investment of $100 on February 1, 2008, the last trading day prior to the commencement of the Company’s 2008 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended February 2, 2013:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2012	221	$28.11	221
December 2012	-	-	-
January 2013	-	-	-
Total	221	$28.11	221	1,976,300

(1)    Prices include trading costs.

(2)    As of October 27, 2012, the Company’s share repurchase program had 1,976,511 shares remaining in open authorizations.  During the fourth quarter ending February 2, 2013, the company repurchased and retired 221 shares under this program for approximately $6,212 or an average market price of $28.11 per share. As of the fourth quarter ending February 2, 2013, the Company had 1,976,300 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended February 2, 2013 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$933,782	$920,622	$913,079	$872,138	$845,676
Other income	10,266	10,836	11,606	11,863	12,042
Total revenues	944,048	931,458	924,685	884,001	857,718
Cost of goods sold (exclusive of depreciation
shown below)	581,961	574,176	563,262	554,055	562,056
Selling, general and administrative (exclusive
of depreciation shown below)	244,327	238,982	250,763	245,444	227,645
Selling, general and administrative percent of
retail sales	26.2%	26.0%	27.5%	28.1%	26.9%
Depreciation	22,455	21,825	21,822	21,829	22,572
Interest expense	116	21	37	66	53
Interest and other income	(3,782)	(3,817)	(3,971)	(4,313)	(7,218)
Income before income taxes	98,971	100,271	92,772	66,920	52,610
Income tax expense	37,303	35,437	33,921	21,935	18,976
Net income	$61,668	$64,834	$58,851	$44,985	$33,634
Basic earnings per share	$2.11	$2.21	$2.00	$1.53	$1.14
Diluted earnings per share	$2.11	$2.21	$2.00	$1.53	$1.14
Cash dividends paid per share	$2.980	$0.875	$0.720	$0.660	$0.660

SELECTED OPERATING DATA:
Stores open at end of year	1,310	1,288	1,282	1,271	1,281
Average sales per store (2)	$722,000	$716,000	$716,000	$678,000	$640,000
Average sales per square foot of selling space	$161	$162	$168	$165	$162

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$194,646	$245,989	$234,851	$200,915	$144,803
Working capital	230,612	272,139	251,523	214,024	164,639
Total assets	532,646	551,089	532,759	492,063	435,353
Total stockholders’ equity	345,234	366,679	334,014	298,649	261,813
___________

(1) The fiscal year 2012 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	February 2, 2013	January 28, 2012	January 29, 2011
Retail sales	100.0%	100.0%	100.0%
Other income	1.1	1.2	1.3
Total revenues	101.1	101.2	101.3
Cost of goods sold	62.3	62.4	61.7
Selling, general and administrative	26.2	26.0	27.5
Depreciation	2.4	2.4	2.4
Interest and other income	(0.4)	(0.4)	(0.4)
Income before income taxes	10.6	10.9	10.2
Net income	6.6%	7.0%	6.4%

Fiscal 2012 Compared to Fiscal 2011

      Retail sales increased by 1.4% to $933.8 million in fiscal 2012 compared to $920.6 million in fiscal 2011. The fiscal year ended February 2, 2013 contained 53 weeks versus 52 weeks in fiscal year ended January 28, 2012. The increase in retail sales in fiscal 2012 was largely attributable to sales from new store development partially offset by same store sales decline.  Same store sales decreased 4.0% from fiscal 2011.  Same store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 1.3% to $944.0 million in fiscal 2012 compared to $931.5 million in fiscal 2011. The Company operated 1,310 stores at February 2, 2013 compared to 1,288 stores operated January 28, 2012.

      In fiscal 2012, the Company opened 34 new stores, relocated nine stores and closed 12 stores.

      Other income in total, as included in total revenues in fiscal 2012, decreased to $10.3 million from $10.8 million in fiscal 2011.  The decrease resulted primarily from lower credit revenue and finance charges and layaway charges.

      Credit revenue of $6.9 million represented 0.7% of total revenue in fiscal 2012, a decrease compared to 2011 credit revenue of $7.7 million or 0.8% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.9 million in fiscal 2012 compared to $4.4 million in fiscal 2011. The decrease in these expenses was principally due to a reduction in bad debt expense of $0.5 million.  See Note 14 of the Consolidated Financial Statements for a schedule of credit-related expenses. Total segment credit income before taxes decreased $ 0.2 million from $ 3.2 million in 2011 to $ 3.0 million in 2012 due to lower credit revenue. Total credit income of $3.0 million in 2012 represented 3.0% of total income before taxes of $99.0 million compared to total credit income of $3.2 million in 2011 which represented 3.2% of 2011 total income before taxes.

      Cost of goods sold was $582.0 million, or 62.3% of retail sales, in fiscal 2012 compared to $574.2 million, or 62.4% of retail sales, in fiscal 2011. The slight decrease in cost of goods sold as a percent of retail sales resulted primarily from lower procurement costs offset by higher store occupancy costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) increased by 1.6% to $351.8 million in fiscal 2012 from $346.4 million in fiscal 2011. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $244.3 million in fiscal 2012 compared to $239.0 million in fiscal 2011, an increase of 2.2%. As a percent of retail sales, SG&A was 26.2% compared to 26.0% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in payroll costs, professional fees, losses on asset disposals, and store impairments partially offset by a decrease in accrued incentive compensation.

      Depreciation expense was $22.5 million in fiscal 2012 compared to $21.8 million in fiscal 2011. Depreciation expense increased from fiscal 2011 due to an increase in the Company’s store count and related investments in store development, information technology investments, and the completion of the home office expansion.

      Interest and other income remained flat at $3.8 million in fiscal 2012 compared to $3.8 million in fiscal 2011. Miscellaneous income and interest income were lower compared to fiscal 2011, partially offset by an increase in gains on the sales of investments. See Note 2 to the Consolidated Financial Statements for further details.

      Income tax expense was $37.3 million, or 4.0% of retail sales in fiscal 2012 compared to $35.4 million, or 3.8% of retail sales in fiscal 2011. The increase resulted from a higher effective tax rate partially offset by lower pre-tax income. The effective tax rate was 37.7% in fiscal 2012 compared to 35.3% in fiscal 2011, due to higher state taxes and a correction of an immaterial prior period error. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for a discussion of the correction of this prior period error.

Fiscal 2011 Compared to Fiscal 2010

      Retail sales increased by 0.8% to $920.6 million in fiscal 2011 compared to $913.1 million in fiscal 2010.  The increase in retail sales in fiscal 2011 was largely attributable to sales from new store development partially offset by same store sales decline.  Same store sales decreased 1% from fiscal 2010.  Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 0.7% to $931.5 million in fiscal 2011 compared to $924.7 million in fiscal 2010. The Company operated 1,288 stores at January 28, 2012 compared to 1,282 stores operated at January 29, 2011.

      In fiscal 2011, the Company opened 38 new stores, relocated four stores and closed 32 stores.

      Other income in total, as included in total revenues in fiscal 2011, decreased to $10.8 million from $11.6 million in fiscal 2010.  The decrease resulted primarily from lower credit revenue and finance charges and layaway charges.

      Credit revenue of $7.7 million represented 0.8% of total revenue in fiscal 2011, a decrease compared to 2010 credit revenue of $8.5 million or 0.9% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances and regulatory changes.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $4.4 million in fiscal 2011 compared to $5.4 million in fiscal 2010. The decrease in these expenses was principally due to a reduction in postage expense and bad debt expense of $1.2 million.  See Note 14 of the Consolidated Financial Statements for a schedule of credit-related expenses. Total segment credit income before taxes increased $0.1 million from $3.1 million in 2010 to $3.2 million in 2011 due to a decrease in related operating expenses. Total credit income of $3.2 million in 2011 represented 3.2% of total income before taxes of $100.3 million compared to total credit income of $3.1 million in 2010 which represented 3.3% of 2010 total income before taxes.

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

      Depreciation expense was $21.8 million in both fiscal 2011 and fiscal 2010. Depreciation expense was flat from period to period because the Company’s store count and related investments in store development, as well as its information technology investments, were relatively stable.

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

Critical Accounting Policies

     The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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

     Revenue Recognition

      While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards are recorded as deferred revenue within accrued expenses until they are redeemed or forfeited. Layaway sales are recorded as deferred revenue within accrued expenses until the customer takes possession or forfeits the merchandise.  Gift cards do not have expiration dates. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

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

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2012 was $80.4 million as compared to $81.3 million in fiscal 2011. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.  In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at February 2, 2013.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital.  The decrease of $0.9 million for fiscal 2012 over fiscal 2011 is primarily due to a decrease in net income and an increase in merchandise inventories and prepaid assets, partially offset by a decrease in accrued bonus and accounts receivables.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2013 and for the foreseeable future.

      At February 2, 2013, the Company had working capital of $230.6 million compared to $272.1 million and $251.5 million at January 28, 2012 and January 29, 2011, respectively.  Additionally, the Company had $1.0 million, $2.0 million, and $2.4 million invested in privately managed investment funds and other miscellaneous equities for fiscal years 2012, 2011, and 2010, respectively, which are reported under Other assets in the Consolidated Balance Sheets.

      At February 2, 2013, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million. The revolving credit agreement is committed until August 2013. The Company is in the process of extending the credit agreement. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 2, 2013. There were no borrowings outstanding under this credit facility during the fiscal year ended February 2, 2013 or the fiscal year ended January 28, 2012.

      The Company had approximately $2.9 million, $2.3 million, and $7.2 at February 2, 2013, January 28, 2012, and January 29, 2011, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

     Expenditures for property and equipment totaled $45.2 million, $35.9 million and $19.6 million in fiscal 2012, 2011 and 2010, respectively. The expenditures for fiscal 2012  were primarily for store development, investments in new technology, general office expansion, and land aquisition.  In fiscal 2013, the Company is planning to invest approximately $43.8 million in capital expenditures. This includes expenditures to open  40 new Cato stores, five new It’s Fashion stores, five new It’s Fashion Metro stores including the conversion of up to two It’s Fashion stores to It’s Fashion Metro stores,  15 new Versona Accessories stores, the relocation of  15 Cato stores and the remodeling of  10 Cato stores.  In addition, the Company has planned for additional investments in technology, the completion of the general office addition, the renovation of the current office space, and additional investment into our e-commerce initiative, all to be implemented or begun over the next 12 months.

      Net cash provided by investing activities totaled $2.1 million for fiscal 2012 compared to $59.7 million and $55.7 million used for the comparable periods of 2011 and 2010.  The increase in cash was due primarily to an increase in sales of short-term investments partially offset by an increase in expenditures for property and equipment.

     On May 24, 2012, the Board of Directors increased the quarterly dividend by 9% from $.23 per share to $.25 per share.

     On November 30, 2012, the Board of Directors declared a special dividend of $1.00 per share and accelerated the 2013 dividend of $1.00 per share. Both were paid on December 28, 2012 to shareholders of record on December 14, 2012. Including the regular quarterly dividend of $0.25 per share, approximately $66.0 million was paid.

      The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and  tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 2, 2013. At January 28, 2012, the Company also held tax-exempt variable rate demand notes (“VRDN”).  At February 2, 2013, the securities had contractual maturities which range from 13 days to 28 years.  Although the Company’s investments in VRDN’s had underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and were considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Carolina Power & Light Company and has a credit rating of AAA. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within level 3 of the valuation hierarchy. The level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds. These funds are designed to mirror existing mutual funds and money market funds that are observable and actively traded. Cash surrender values are provided by third parties and reviewed for reasonableness by the Company.

The following table shows the Company's obligations and commitments as of February 2, 2013, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2013	2014	2015	2016	2017	Thereafter
Merchandise letters of credit	$2,869	$2,869	$-	$-	$-	$-	$-
Operating leases	182,940	62,637	43,100	31,685	21,272	12,324	11,922
Total Contractual Obligations	$185,809	$65,506	$43,100	$31,685	$21,272	$12,324	$11,922
____________

(1) In addition to the amounts shown in the table above, $8.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

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

In January 2012, the Company adopted accounting guidance that amends the existing requirements for fair value measurement and disclosure.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy.  It also requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity.  The adoption of this guidance did not have a significant impact on the consolidated financial statements.

In the first quarter of 2013, the Company will be required to adopt new accounting guidance requiring additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the footnotes of these reclassifications for each financial statement line item. This new guidance only impacts disclosures and as such will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

     The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm...........................................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011..........................................................................	32

Consolidated Balance Sheets at February 2, 2013 and January 28, 2012 ......................................................	33

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011........................................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011..........................................................................................................	35

Notes to Consolidated Financial Statements.....................................................................................................	36

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011..........................................................................................................	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index and appearing on page S-2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

April 2, 2013

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$933,782	$920,622	$913,079
Other income (principally finance charges,
late fees and layaway charges)	10,266	10,836	11,606
Total revenues	944,048	931,458	924,685

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	581,961	574,176	563,262
Selling, general and administrative (exclusive
of depreciation shown below)	244,327	238,982	250,763
Depreciation	22,455	21,825	21,822
Interest expense	116	21	37
Interest and other income	(3,782)	(3,817)	(3,971)
Cost and expenses, net	845,077	831,187	831,913

Income before income taxes	98,971	100,271	92,772

Income tax expense	37,303	35,437	33,921

Net income	$61,668	$64,834	$58,851

Basic earnings per share	$2.11	$2.21	$2.00

Diluted earnings per share	$2.11	$2.21	$2.00

Dividends per share	$2.980	$0.875	$0.720

Comprehensive income:
Net income	$61,668	$64,834	$58,851
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
($69), $406, and ($112) for fiscal 2012, 2011
and 2010 respectively	(115)	660	(258)
Comprehensive income	$61,553	$65,494	$58,593

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,069	$34,893
Short-term investments	157,578	205,771
Restricted cash and investments	5,999	5,325
Accounts receivable, net of allowance for doubtful accounts of $2,053 at
February 2, 2013 and $2,362 at January 28, 2012	40,016	43,024
Merchandise inventories	140,738	130,382
Deferred income taxes	4,631	3,579
Prepaid expenses	10,183	6,158
Total Current Assets	390,214	429,132
Property and equipment – net	134,227	115,445
Other assets	8,205	6,512
Total Assets	$532,646	$551,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$99,247	$94,073
Accrued expenses	43,773	37,584
Accrued bonus and benefits	2,290	10,192
Accrued income taxes	14,292	15,144
Total Current Liabilities	159,602	156,993
Deferred income taxes	3,330	7,887
Other noncurrent liabilities (primarily deferred rent)	24,480	19,530

Commitments and contingencies:	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 27,543,376 and 27,418,884 shares issued at
February 2, 2013 and January 28, 2012 respectively	918	914
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,743,525 shares at February 2, 2013 and
1,743,525 shares at January 28, 2013	58	58
Additional paid-in capital	76,594	72,030
Retained earnings	266,843	292,741
Accumulated other comprehensive income	821	936
Total Stockholders' Equity	345,234	366,679
Total Liabilities and Stockholders’ Equity	$532,646	$551,089

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(Dollars in thousands)

Operating Activities:
Net income	$61,668	$64,834	$58,851
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	22,455	21,825	21,822
Provision for doubtful accounts	1,259	1,723	2,827
Share based compensation	2,796	2,559	2,341
Excess tax benefits from share-based compensation	(509)	(417)	(468)
Deferred income taxes	(5,540)	(1,944)	4,531
Loss on disposal of property and equipment	1,747	743	733
Impairment of store assets	2,011	-	-
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	1,749	(5,044)	(2,376)
Merchandise inventories	(10,356)	13,646	(14,380)
Prepaid and other assets	(5,689)	(1,968)	10
Accrued income taxes	(343)	3,700	1,389
Accounts payable, accrued expenses and other liabilities	9,103	(18,316)	4,196
Net cash provided by operating activities	80,351	81,341	79,476

Investing Activities:
Expenditures for property and equipment	(45,175)	(35,890)	(19,559)
Purchase of short-term investments	(108,662)	(109,098)	(144,630)
Sales of short-term investments	156,642	85,796	110,778
Change in restricted cash and investments provided (used)	(674)	(499)	(2,251)
Net cash provided (used) in investing activities	2,131	(59,691)	(55,662)

Financing Activities:
Dividends paid	(87,222)	(25,715)	(21,216)
Repurchase of common stock	(367)	(10,622)	(5,863)
Proceeds from employee stock purchase plan	723	488	436
Excess tax benefits from share-based compensation	509	417	468
Proceeds from stock options exercised	51	45	606
Net cash provided (used) in financing activities	(86,306)	(35,387)	(25,569)

Net increase (decrease) in cash and cash equivalents	(3,824)	(13,737)	(1,755)

Cash and cash equivalents at beginning of period	34,893	48,630	50,385
Cash and cash equivalents at end of period	$31,069	$34,893	$48,630

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity
	(Dollars in thousands)

Balance — January 30, 2010	$928	$58	$64,706	$232,423	$534	298,649
Comprehensive income:
Net income	-	-	-	58,851	-	58,851
Unrealized losses on available-for-sale securities, net of deferred
income tax benefit of ($112)	-	-	-		(258)	(258)
Dividends paid ($.72 per share)	-	-	-	(21,216)	-	(21,216)
Class A common stock sold through employee stock purchase
plan — 23,849 shares	1	-	512	-	-	513
Class A common stock sold through stock option plans —
42,675 shares	1	-	739	-	-	740
Class A common stock issued through restricted stock grant plans
109,291 shares	4	-	2,299	13	-	2,316
Windfall tax benefit from equity compensation plans		-	281	-	-	281
Repurchase and retirement of treasury shares – 260,277 shares	(9)	-	-	(5,854)	-	(5,863)

Balance — January 29, 2011	$925	$58	$68,537	$264,217	$276	334,013
Comprehensive income:
Net income	-	-	-	64,834	-	64,834
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $406	-	-	-	-	660	660
Dividends paid ($.875 per share)	-	-	-	(25,715)	-	(25,715)
Class A common stock sold through employee stock purchase
plan — 23,975 shares	1	-	571	-	-	572
Class A common stock sold through stock option plans —
4,875 shares	-	-	290	-	-	290
Class A common stock issued through restricted stock grant plans
85,556 shares	3	-	2,459	12	-	2,474
Windfall tax benefit from equity compensation plans	-	-	173		-	173
Repurchase and retirement of treasury shares – 453,655 shares	(15)	-	-	(10,607)	-	(10,622)

Balance — January 28, 2012	$914	$58	$72,030	$292,741	$936	$366,679
Comprehensive income:
Net income	-	-	-	61,668	-	61,668
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($69)	-	-	-	-	(115)	(115)
Dividends paid ($2.98 per share)	-	-	-	(87,222)	-	(87,222)
Class A common stock sold through employee stock purchase
plan — 32,995 shares	1	-	849	-	-	850
Class A common stock sold through stock option plans —
5,750 shares	-	-	562	-	-	562
Class A common stock issued through restricted stock grant plans
98,743 shares	3	-	2,644	23	-	2,670
Windfall tax benefit from equity compensation plans	-	-	509	-	-	509
Repurchase and retirement of treasury shares – 12,997 shares	-	-	-	(367)	-	(367)

Balance — February 2, 2013	$918	$58	$76,594	$266,843	$821	$345,234

See notes to consolidated financial statements.

1.  Summary of Significant Accounting Policies:

     Principles of Consolidation: The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

Correction of Prior Period Error: In connection with the preparation of our consolidated financial statements for the year ended February 2, 2013, the Company recorded the following out of period adjustments: (1) corrected its accounting for accrued landlord insurance by recording additional pre-tax expense of $1.2 million in 2012 which originated prior to fiscal year 2008; (2) corrected fiscal year 2011 federal income tax expense by recording an additional $1.1 million of income tax expense in 2012; and (3) corrected prior period state income tax expense of $0.6 million in 2012, of which $0.5 million originated in fiscal year 2011 and $0.1 million in fiscal year 2010.  The Company has assessed the materiality of these errors and concluded that the errors were not material to any of the current or previously issued financial statements.

     Description of Business and Fiscal Year:  The Company has two reportable segments — the operation of a fashion specialty stores segment (“Retail Segment”) and a credit card segment (“Credit Segment”). The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona Accessories” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

     Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts receivable, reserves relating to self-insured health insurance, workers’ compensation liabilities, general and auto insurance liabilities,  inventory shrinkage, uncertain tax positions and the calculation of asset impairment.

     Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Short-Term Investments:    Investments with original maturities beyond three months are classified as short-term investments. See Note 3 for the Company’s estimated fair value of, and other information regarding, its short-term investments. The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified on the Consolidated Balance Sheets as Current Assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of accumulated other comprehensive income. Other than temporary declines in the fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of Interest and other income in the accompanying Consolidated Statements of Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.

Restricted Cash and Investments:  In addition, the Company has $6.0 million in escrow at February 2, 2013 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 were $43,124,000, $34,290,000 and $27,615,000, respectively.

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

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2012 were $2,011,000. Store asset impairment charges incurred in fiscal 2011 and 2010 are de minimis.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

     In fiscal 2012, 2011 and 2010, the Company recognized $500,000, $470,000 and $391,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $6,186,000, $7,056,000 and $6,663,000 for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

     Stock Repurchase Program:  For fiscal year ending February 2, 2013, the Company had 1,976,300 shares remaining in open authorization. There is no specified expiration date for the Company’s repurchase program.

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

	Fiscal Year Ended

	February 2, 2013	January 28, 2012	January 29, 2011

Numerator
Net earnings	$61,668	$64,834	$58,851
Earnings allocated to non-vested equity awards	(894)	(1,016)	(989)
Net earnings available to common stockholders	$60,774	$63,818	$57,862

Denominator
Basic weighted average common shares outstanding	28,796,815	28,896,355	28,985,627
Dilutive effect of stock options and restricted stock	3,563	4,930	6,692
Diluted weighted average common shares outstanding	28,800,378	28,901,285	28,992,319

Net income per common share
Basic earnings per share	$2.11	$2.21	$2.00
Diluted earnings per share	$2.11	$2.21	$2.00

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

In January 2012, the Company adopted accounting guidance that amends the existing requirements for fair value measurement and disclosure.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy.  It also requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity.  The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

In the first quarter of 2013, the Company will be required to adopt new accounting guidance requiring additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the footnotes of these reclassifications for each financial statement line item. This new guidance only impacts disclosures and as such will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011

Dividend income	$(19)	$(16)	$(15)
Interest income	(1,518)	(1,618)	(1,544)
Miscellaneous income	(1,852)	(1,943)	(2,334)
Net gain on investment sales	(393)	(240)	(78)
Interest and other income	$(3,782)	$(3,817)	$(3,971)

3.  Short-Term Investments:

      At February 2, 2013, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at February 2, 2013 and January 28, 2012.

	February 2, 2013			January 28, 2012
	Debt securities			Debt securities
	issued by various			issued by various
	states of the United			states of the United
	States and political	Corporate		States and political	Corporate
	subdivisions of	debt		subdivisions of	debt
	the states	securities	Total	the states	securities	Total
Cost basis	148,605	7,989	156,594	177,019	27,552	204,571
Unrealized gains	980	46	1,026	1,032	187	1,219
Unrealized (loss)	(42)	-	(42)	(12)	(7)	(19)
Estimated fair value	$149,543	$8,035	$157,578	$178,039	$27,732	$205,771

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at February 2, 2013 and January 28, 2012.

	February 2, 2013			January 28, 2012

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$990	$(372)	$618	$1,200	$(451)	$749
Equity Investments	326	(123)	203	300	(113)	187
Total	$1,316	$(495)	$821	$1,500	$(564)	$936

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of February 2, 2013 and January 28, 2012.

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$151,377	$-	$151,377	$-
Corporate Bonds	8,035	-	8,035	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,906	3,906	-	-
Cash Surrender Value of Life Insurance	2,051	-	-	2,051
Privately Managed Funds	561	-	-	561
Corporate Equities	474	474	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$169,954	$4,480	$159,412	$6,062

Liabilities:
Deferred Compensation	(2,178)	-	-	(2,178)
Total Liabilities	$(2,178)	$-	$-	$(2,178)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28, 2012	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

State/Municipal Bonds	$152,650	$-	$152,650	$-
Corporate Bonds	27,732	-	27,732	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	26,472	26,472	-	-
U.S. Treasury Notes	3,174	3,174	-	-
Privately Managed Funds	1,604	-	-	1,604
Corporate Equities	443	443	-	-
Certificates of Deposit	100	100	-	-
Total	$215,625	$30,189	$180,382	$5,054

The Company’s investment portfolio was primarily invested in corporate bonds and  tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 2, 2013. At January 28, 2012, the Company also held tax-exempt variable rate demand notes (“VRDN”).  At February 2, 2013, the securities had contractual maturities which range from 13 days to 28 years.  Although the Company’s investments in VRDN’s had underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and were considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction.  At January 28, 2012, the Company had $1.6 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Carolina Power & Light Company and has a credit rating of AAA. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

The Company’s failed ARS is recorded at par value which approximates fair value using Level 3 inputs at each reporting period.  Because there is no active market for this particular ARS, its fair value was determined to approximate par value based on an estimate of fair value through the use of a discounted cash flow analysis. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency.  The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within level 3 of the valuation hierarchy. The level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds. These funds are designed to mirror existing mutual funds and money market funds that are observable and actively traded. Cash surrender values are provided by third parties and reviewed for reasonableness by the Company.

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$-	$5,054
Redemptions	-	(1,041)	-	(1,041)
Additions	-	-	1,932	1,932
Total gains or (losses)
Included in earnings (or changes in net assets)	-	-	119	119
Included in other comprehensive income	-	(2)	-	(2)
Ending Balance at February 2, 2013	$3,450	$561	$2,051	$6,062

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 28, 2012	$-	$-
Additions	(2,001)	(2,001)
Total (gains) or losses
Included in earnings (or changes in net assets)	(177)	(177)
Ending Balance at February 2, 2013	$(2,178)	$(2,178)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments
	ARS	Private Equity	Total
Beginning Balance at January 29, 2011	$3,450	$1,925	$5,375
Redemptions	-	(321)	(321)
Total gains or (losses)
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	-	-	-
Ending Balance at January 28, 2012	$3,450	$1,604	$5,054

Quantitative information regarding the significant unobservable inputs related to the ARS as of February 2, 2013 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.66 Years
	of cash flows	Yield	0.23%
		Comparative bond discount rate	0.21%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		February 2, 2013	January 28, 2012

	Customer accounts — principally deferred payment accounts	$29,936	$32,963
	Miscellaneous trade receivables	12,133	12,423

	Total	42,069	45,386
	Less allowance for doubtful accounts	2,053	2,362

	Accounts receivable — net	$40,016	$43,024

      Finance charge and late charge revenue on customer deferred payment accounts totaled $6,929,000, $7,716,000 and $8,535,000 for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively, and charges against the allowance for doubtful accounts were approximately $1,259,000, $1,723,000 and $2,827,000 for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		February 2, 2013	January 28, 2012

	Land and improvements	$6,980	$6,874
	Buildings	25,948	19,982
	Leasehold improvements	86,540	75,378
	Fixtures and equipment	199,815	184,476
	Information technology equipment and software	57,378	54,153
	Construction in progress	9,004	6,892

	Total	385,665	347,755
	Less accumulated depreciation	251,438	232,310

	Property and equipment — net	$134,227	$115,445

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		February 2, 2013	January 28, 2012

	Accrued payroll and related items	$7,929	$7,642
	Property and other taxes	14,011	12,599
	Accrued self-insurance	9,706	7,797
	Other	12,127	9,546

	Total	$43,773	$37,584

8.    Financing Arrangements

            As of February 2, 2013, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  The revolving credit agreement is committed until August 2013. The Company is in the process of extending the credit agreement. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 2, 2013.  There were no borrowings outstanding under this credit facility during the periods ended February 2, 2013, January 28, 2012 or January 29, 2011.  Interest on any borrowings is based on One Month LIBOR, which was 0.199% at February 2, 2013.

            At February 2, 2013, January 28, 2012 and January 29, 2011, the Company had approximately $2.9 million, $2.3 million and $7.2 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

      On March 25, 2013, the Company paid a quarterly dividend of $0.05 per share.

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 were approximately $1,186,000, $1,200,000 and $1,181,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $508,000 for year ended February 2, 2013. The Company’s contribution for the year ended January 28, 2012 was $514,000 and year ended January 29, 2011 was $12,586,000.

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

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2013	$62,637
2014	43,100
2015	31,685
2016	21,272
2017	12,324
Thereafter	11,922

Total minimum lease payments	$182,940

The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Fiscal Year Ended

Minimum rentals	$59,887	$56,671	$53,680
Contingent rent	16	28	30

Total rental expense	$59,903	$56,699	$53,710

12.  Income Taxes:

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of February 2, 2013, the Company had gross unrecognized tax benefits totaling approximately $8.9 million, of which approximately $6.2 million would affect the effective tax rate if recognized.  The Company had approximately $5.0 million, $4.7 million and $5.0 million of interest and penalties accrued related to uncertain tax positions as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $899,000, $956,000 and $760,000 of interest and penalties in the Consolidated Statement of Income and Comprehensive Income for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2008.  In state and local tax jurisdictions, the Company has limited exposure before 2004.  During the next 12 months, various state and local taxing authorities’ statues of limitations will expire and certain state examinations may close which could result in a potential reduction of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Fiscal Year Ended
Balances, beginning	$8,689	$8,343	$10,331
Additions for tax positions of the current year	1,222	1,118	1,124
Additions for tax positions prior years	-	250	114
Reduction for tax positions of prior years for:
Changes in judgment	-	-	(2,779)
Settlements during the period	(581)	(685)	(122)
Lapses of applicable statue of limitations	(438)	(337)	(325)
Balance, ending	$8,892	$8,689	$8,343

The provision for income taxes consists of the following (in thousands):
	February 2, 2013	January 28, 2012	January 29, 2011
Fiscal Year Ended
Current income taxes:
Federal	$38,415	$29,048	$24,916
State	4,429	3,181	3,166
Total	42,844	32,229	28,082
Deferred income taxes:
Federal	(4,952)	2,867	5,217
State	(589)	341	622
Total	(5,541)	3,208	5,839
Total income tax expense	$37,303	$35,437	$33,921

Significant components of the Company's deferred tax assets and liabilities as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

		February 2, 2013	January 28, 2012

Deferred tax assets:
Allowance for doubtful accounts		$772	$888
Inventory valuation		1,232	-
Capital loss carryforward		-	40
Deferred lease liability		4,174	5,145
Non-deductible accrued liabilities		1,355	1,232
Other taxes		1,564	1,420
Federal benefit of uncertain tax positions		3,910	3,803
Equity compensation expense		2,728	1,774
Other		1,952	1,411
Total deferred tax assets		17,687	15,713
Deferred tax liabilities
Property and equipment		12,425	15,253
Unrealized gains on short-term investments		495	564
Health care expense		1,150	1,403
Inventory valuation		-	617
Other		2,316	2,184
Total deferred tax liabilities		16,386	20,021
Net deferred tax liabilities (assets)		$(1,301)	$4,308

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

	February 2, 2013	January 28, 2012	January 29, 2011
Fiscal Year Ended
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.2	1.7	2.7
Tax credits	(1.1)	(1.0)	(1.4)
Tax exempt interest	(0.5)	(0.5)	(0.4)
Effects of permanent differences	0.1	(0.1)	0.4
Other	1.0	0.2	0.3
Effective income tax rate	37.7%	35.3%	36.6%

13.	Quarterly Financial Data (Unaudited):

	Summarized quarterly financial results are as follows (in thousands, except per share data):

	Fiscal 2012	First	Second	Third	Fourth
	Total revenues	275,344	234,063	200,005	234,636
	Gross profit (exclusive of depreciation)	117,512	91,604	69,606	83,365
	Net income	31,723	17,333	4,669	7,944
	Basic earnings per share	$1.09	$0.59	$0.16	$0.27
	Diluted earnings per share	$1.09	$0.59	$0.16	$0.27

	Fiscal 2011	First	Second	Third	Fourth
	Total revenues	273,660	236,806	196,685	224,307
	Gross profit (exclusive of depreciation)	115,255	91,650	70,867	79,510
	Net income	30,521	18,103	6,105	10,105
	Basic earnings per share	$1.04	$0.61	$0.21	$0.35
	Diluted earnings per share	$1.04	$0.61	$0.21	$0.35

As discussed in Note 1, the Company has corrected its consolidated financial statements by recording the following out of period adjustments in fiscal year 2012: (1) increasing landlord insurance expense for the three months and fiscal year ended February 2, 2013 by $1.2 million which originated prior to fiscal year 2008; (2) federal income tax expense for the fourth quarter of fiscal year 2011 was corrected in fiscal year 2012 by recording $1.1 million additional income tax expense in 2012; and (3)state income tax expense of $0.6 million was recorded for the three months and fiscal year ended February 2, 2013, $0.5 million of which originated in the fourth quarter of fiscal year 2011.  The Company has determined that these adjustments are not material to our consolidated financial statements for any of the affected periods.  The Company will disclose these corrections in future 10Q filings as appropriate.

14.  Reportable Segment Information

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

The Company operates its women’s fashion specialty retail stores in 31 states as of February 2, 2013, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2012	Retail	Credit	Total

Revenues	$937,119	$6,929	$944,048
Depreciation	22,404	51	22,455
Interest and other income	(3,782)	-	(3,782)
Income before taxes	95,972	2,999	98,971
Total assets	463,527	69,119	532,646
Capital expenditures	44,924	251	45,175

Fiscal 2011	Retail	Credit	Total

Revenues	$923,742	$7,716	$931,458
Depreciation	21,785	40	21,825
Interest and other income	(3,817)	-	(3,817)
Income before taxes	97,037	3,234	100,271
Total assets	471,397	79,692	551,089
Capital expenditures	35,804	86	35,890

Fiscal 2010	Retail	Credit	Total

Revenues	$916,150	$8,535	$924,685
Depreciation	21,801	21	21,822
Interest and other income	(3,971)	-	(3,971)
Income before taxes	89,703	3,069	92,772
Total assets	457,182	75,577	532,759
Capital expenditures	19,559	-	19,559

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	February 2, 2013	January 28, 2012

Bad debt expense	$1,259	$1,723
Payroll	919	954
Postage	751	757
Other expenses	950	1,008

Total expenses	$3,879	$4,442

15.     Stock Based Compensation:

      As of February 2, 2013, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2004 Amended and Restated Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options, to officers and key employees.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of February 2, 2013:

	1987	2004
	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	7,200,000
Options and/or restricted stock available for grant:
January 28, 2012	20,127	542,309	562,436
February 2, 2013	20,127	443,566	463,693

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of February 2, 2013, there was $6,352,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of  2.3 years.  The total fair value of the shares recognized as compensation expense during the twelve months ended February 2, 2013, January 28, 2012 and January 29, 2011 was $2,669,000, $2,475,000 and $2,316,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the years ended February 2, 2013, January 28, 2012, and January 29, 2011:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2010	496,428	$19.74
Granted	119,120	24.54
Vested	(88,901)	22.79
Forfeited or expired	(17,191)	20.05

Restricted stock awards at January 29, 2011	509,456	$20.32
Granted	102,449	25.41
Vested	(128,103)	20.53
Forfeited or expired	(22,461)	21.33

Restricted stock awards at January 28, 2012	461,341	$21.44
Granted	110,397	28.23
Vested	(114,172)	18.83
Forfeited or expired	(17,420)	24.95

Restricted stock awards at February 2, 2013	440,146	$23.70

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month periods ended February 2, 2013, the Company sold  33,000 shares to employees at an average discount of $ 3.86 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $ 128,000, $ 84,000 and $ 77,000 for fiscal years 2012, 2011 and 2010, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

No options were granted in fiscal 2012, 2011 and 2010. As of  February 2, 2013, vested and exercisable options totaled 9,550 shares with a weighted average price of $13.47, remaining contractual term of 2.12 years and an intrinsic value of $136,000.

The total intrinsic value of options exercised during the years ended February 2, 2013, January 28, 2012 and January 29, 2011 was $79,000, $57,000 and $463,000, respectively.

There was no stock option expense for the years ended February 2, 2013, January 28, 2012 and January 29, 2011.

            Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years, and expire no later than ten years after the grant date.

16.     Commitments and Contingencies:

      The Company does not have any guarantees with third parties.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 2, 2013.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of February 2, 2013, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013 based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 2, 2013.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 2, 2013, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2013 annual stockholders’ meeting (the “2013 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2012 Executive Compensation,” “fiscal 2012 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2013 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 2, 2013.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a)) (2)

Equity compensation plans approved
by security holders	9,550	$13.47	576,893
Equity compensation plans not
approved by security holders	-	-	-
Total	9,550	$13.47	576,893

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

443,566 shares available for grant under the Company’s stock incentive plan, referred to as the 2004
Incentive Compensation Plan. Under this plan, non-qualified stock options may be granted to key associates.

20,127 shares available for grant under the Company’s stock incentive plan, referred to as the “1987 Non-qualified Stock Option Plan.” Stock options have terms of 10 years, vest evenly over 5 years, and are assigned an exercise price of not less than the fair market value of the Company’s stock on the date of grant; and

113,200 shares available under the 2003 Employee Stock Purchase Plan. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence :

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2013 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2013 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm ...............................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011...............................................................	32

Consolidated Balance Sheets at February 2, 2013 and January 28, 2012.............................................	33

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011......................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.........................................................................................................	35

Notes to Consolidated Financial Statements......................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts...........................................................................	69

      All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes thereto.

      (3) Index to Exhibits: The following exhibits listed in the Index below are filed with this report or, as noted, incorporated by reference herein.  The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Corporate Secretary, The Cato Corporation, 8100 Denmark Road, Charlotte, NC 28273 and the payment of $.50 per page to help defray the costs of handling, copying and postage.  In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov.  You may also read and copy any such document at the SEC’s public reference room located at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549 under the Company’s SEC file number (1–31340).

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
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended February 2, 2013, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 29, 2011, January 28, 2012 and January 29, 2011; (ii) Consolidated Balance Sheets at ended February 2, 2013 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the fiscal years ended ended February 2, 2013, January 28, 2012 and January 29, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

** Filed or submitted electronically herewith.

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
Jeffrey R. Shock Senior Vice President Controller

Date: April 2, 2013

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2013 by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

			Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at January 30, 2010	$3,274		$4,921
Additions charged to costs and expenses	2,827		6,607
Additions (reductions) charged to other accounts	646	(c)	(940)
Deductions	(3,762)	(d)	(4,069)

Balance at January 29, 2011	2,985		6,519
Additions charged to costs and expenses	1,723		5,062
Additions (reductions) charged to other accounts	609	(c)	(961)
Deductions	(2,955)	(d)	(4,288)

Balance at January 28, 2012	$2,362		$6,332
Additions charged to costs and expenses	1,259		3,525
Additions (reductions) charged to other accounts	756	(c)	1,974
Deductions	(2,324)	(d)	(3,744)

Balance at February 2, 2013	$2,053		$8,087

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation and General Liability.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.