Form 10-Q
period 2013-05-04
CATO CORP
filed 2013-05-31
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

As of May 4, 2013, there were 27,518,498 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 4, 2013

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended May 4, 2013 and April 28, 2012

Condensed Consolidated Balance Sheets		3
At May 4, 2013, February 2, 2013 and April 28, 2012

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended May 4, 2013 and April 28, 2012

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months Ended May 4, 2013 and April 28, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28 - 32

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 4, 2013	April 28, 2012

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$267,181	$272,790
Other income (principally finance charges, late fees and
layaway charges)	2,517	2,554
Total revenues	269,698	275,344

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	156,901	157,832
Selling, general and administrative (exclusive of depreciation
shown below)	59,389	61,355
Depreciation	5,449	5,771
Interest and other income	(875)	(906)
Cost and expenses, net	220,864	224,052

Income before income taxes	48,834	51,292

Income tax expense	17,995	19,569

Net income	$30,839	$31,723

Basic earnings per share	$1.05	$1.09

Diluted earnings per share	$1.05	$1.09

Dividends per share	$0.05	$0.23

Comprehensive income:
Net income	$30,839	$31,723
Unrealized gain on available-for-sale securities, net
of deferred income taxes of $67 and $36 for May 4, 2013	111	60
and April 28, 2012, respectively
Comprehensive income	$30,950	$31,783

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 4, 2013	February 2, 2013	April 28, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$65,355	$31,069	$70,704
Short-term investments	161,095	157,578	212,242
Restricted cash and investments	4,816	5,999	5,318
Accounts receivable, net of allowance for doubtful accounts of
$2,039, $2,053 and $2,143 at May 4, 2013, February 2, 2013
and April 28, 2012 respectively	40,059	40,016	44,150
Merchandise inventories	126,268	140,738	120,755
Deferred income taxes	4,564	4,631	3,543
Prepaid expenses	10,526	10,183	6,156
Total Current Assets	412,683	390,214	462,868
Property and equipment – net	137,018	134,227	119,700
Other assets	10,506	8,205	7,011
Total Assets	$560,207	$532,646	$589,579
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$85,264	$99,247	$88,697
Accrued expenses	44,605	43,773	44,936
Accrued bonus and benefits	1,104	2,290	2,854
Accrued income taxes	31,312	14,292	30,299
Total Current Liabilities	162,285	159,602	166,786
Deferred income taxes	3,330	3,330	7,887
Other noncurrent liabilities (primarily deferred rent)	24,938	24,480	22,207

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,518,498 shares, 27,543,376 shares and 27,429,113 shares at May 4, 2013, February 2, 2013 and
April 28, 2012 respectively	917	918	914
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
May 4, 2013, February 2, 2013 and April 28, 2012	58	58	58
Additional paid-in capital	77,296	76,594	72,977
Retained earnings	290,451	266,843	317,754
Accumulated other comprehensive income	932	821	996
Total Stockholders' Equity	369,654	345,234	392,699
Total Liabilities and Stockholders’ Equity	$560,207	$532,646	$589,579

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 4, 2013	April 28, 2012

	(Dollars in thousands)

Operating Activities:
Net income	$30,839	$31,723
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,449	5,771
Provision for doubtful accounts	382	303
Share-based compensation	467	644
Excess tax benefits from share-based compensation	(12)	(46)
Loss on disposal of property and equipment	249	160
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(425)	(1,429)
Merchandise inventories	14,470	9,627
Prepaid and other assets	(2,598)	(471)
Accrued income taxes	17,032	15,201
Accounts payable, accrued expenses and other liabilities	(16,764)	(3,517)
Net cash provided by operating activities	49,089	57,966

Investing Activities:
Expenditures for property and equipment	(5,605)	(9,353)
Purchase of short-term investments	(7,026)	(95,883)
Sales of short-term investments	3,641	89,482
Change in restricted cash and investments	1,183	7
Net cash used in investing activities	(7,807)	(15,747)

Financing Activities:
Dividends paid	(1,464)	(6,707)
Repurchase of common stock	(5,774)	(5)
Proceeds from employee stock purchase plan	206	224
Excess tax benefits from share-based compensation	12	46
Proceeds from stock options exercised	24	34
Net cash used in financing activities	(6,996)	(6,408)

Net increase in cash and cash equivalents	34,286	35,811

Cash and cash equivalents at beginning of period	31,069	34,893
Cash and cash equivalents at end of period	$65,355	$70,704

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 4, 2013 and April 28, 2012 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.  Amounts as of February 2, 2013, have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On May 23, 2013, the Board of Directors maintained the quarterly dividend at $0.05 per share. The Board of Directors previously accelerated the full year 2013 dividend of $1.00 on December 28, 2012.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

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

	Three Months Ended
	May 4, 2013	April 28, 2012

Numerator
Net earnings	$30,839	$31,723
Earnings allocated to non-vested equity awards	(468)	(498)
Net earnings available to common stockholders	$30,371	$31,225

Denominator
Basic weighted average common shares outstanding	28,832,579	28,705,876
Dilutive effect of stock options	2,881	4,786
Diluted weighted average common shares outstanding	28,835,460	28,710,662

Net income per common share
Basic earnings per share	$1.05	$1.09
Diluted earnings per share	$1.05	$1.09

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the three months ended May 4, 2013 and April 28, 2012 were $962,000 and $4,401,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 4, 2013, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  The revolving credit agreement is committed until August 2013.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 4, 2013.  There were no borrowings outstanding under this credit facility during the periods ended May 4, 2013, February 2, 2013 or April 28, 2012.  The weighted average interest rate under the credit facility was zero at May 4, 2013.

At May 4, 2013, February 2, 2013 and April 28, 2012, the Company had approximately $2.3 million, $2.9 million and $3.0 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores principally in the southeastern United States, and does business in 31 total. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 4, 2013	Retail	Credit	Total

Revenues	$ 268,079	$ 1,619	$ 269,698
Depreciation	5,436	13	5,449
Interest and other income	(875)	-	(875)
Income before taxes	48,334	500	48,834
Total assets	494,752	65,455	560,207
Capital expenditures	5,605	-	5,605

Three Months Ended
April 28, 2012	Retail	Credit	Total

Revenues	$ 273,542	$ 1,802	$ 275,344
Depreciation	5,758	13	5,771
Interest and other income	(906)	-	(906)
Income before taxes	50,534	758	51,292
Total assets	512,606	76,973	589,579
Capital expenditures	9,353	-	9,353

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012

Bad debt expense	$382	$303
Payroll	231	221
Postage	199	193
Other expenses	294	433

Total expenses	$1,106	$1,150

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

NOTE 6 – STOCK BASED COMPENSATION:

As of May 4, 2013, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2004 Amended and Restated Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options, to officers and key employees.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of May 4, 2013:

	1987	2004
	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	7,200,000
Options and/or restricted stock available for grant:
February 2, 2013	20,127	443,566	463,693
May 4, 2013	-	231,538	231,538

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 4, 2013, February 2, 2013 and April 28, 2012, there was $10.7 million, $6.4 million  and $5.3 million of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.9 years, 2.3 years and 2.0 years, respectively. The total fair value of the shares recognized as compensation expense during the three months ended May 4, 2013 was $430,000 compared to $604,000 for the three months ended April 28, 2012.  These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the three months ended May 4, 2013:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2013	440,146	$23.70
Granted	213,029	23.56
Vested	(118,456)	19.89
Forfeited or expired	(1,001)	24.10
Restricted stock awards at May 4, 2013	533,718	$24.49

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 4, 2013 and April 28, 2012, the Company sold 10,058 and 10,212 shares to employees at an average discount of $3.62 and $3.88 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $37,000 and $40,000 for the three months ended May 4, 2013 and April 28, 2012, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

The following is a summary of changes in stock options outstanding during the three months ended May 4, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at February 2, 2013	9,550	$13.47	2.12 years	$136,185
Granted	20,127
Forfeited or expired	-
Exercised	(1,000)
Outstanding at May 4, 2013	28,677	$20.53	7.32 years	$125,685
Vested and exercisable at May 4, 2013	8,550	$13.39	1.01 years	$98,514

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

20,127 options were granted in the first three months of fiscal 2013. No options were granted in the first three months of fiscal 2012.

The total intrinsic value of options exercised during the first quarter ended May 4, 2013 was $10,000 compared to $22,000 for the first quarter and three months ended April 28, 2012.

The stock option expense was de minimis for the three months ended May 4, 2013 and zero for the three  months ended April 28, 2012.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of May 4, 2013, February 2, 2013 and April 28, 2012.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 4, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$158,996	$-	$158,996	$-
Corporate Bonds	1,915	-	1,915	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,554	3,554	-	-
Cash Surrender Value of Life Insurance	2,411	-	-	2,411
Privately Managed Funds	523	-	-	523
Corporate Equities	520	520	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$171,469	$4,174	$160,911	$6,384

Liabilities:
Deferred Compensation	(2,493)	-	-	(2,493)
Total Liabilities	$(2,493)	$-	$-	$(2,493)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$151,377	$-	$151,377	$-
Corporate Bonds	8,035	-	8,035	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,906	3,906	-	-
Cash Surrender Value of Life Insurance	2,051	-	-	2,051
Privately Managed Funds	561	-	-	561
Corporate Equities	474	474	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$169,954	$4,480	$159,412	$6,062

Liabilities:
Deferred Compensation	(2,178)	-	-	(2,178)
Total Liabilities	$(2,178)	$-	$-	$(2,178)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	April 28, 2012	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

Assets:
State/Municipal Bonds	$173,786	$-	$173,786	$-
Corporate Bonds	22,316	-	22,316	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	16,965	16,965	-	-
U.S. Treasury Notes	3,161	3,161	-	-
Privately Managed Funds	970	-	-	970
Corporate Equities	469	469	-	-
Certificates of Deposit	101	101	-	-
Total Assets	$221,218	$20,696	$196,102	$4,420

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 4, 2013, February 2, 2013 and April 28, 2012.  At April 28, 2012, the Company also held tax-exempt variable rate demand notes (“VRDN”). At May 4, 2013, the securities had contractual maturities which range from 11 days to 28 years.  Although the Company’s investments in VRDN’s had underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

Additionally, at May 4, 2013, the Company had $0.5 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction, and deferred compensation plan assets of $2.4 million.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.1 million.  At April 28, 2012, the Company had $1.0 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of May 4, 2013 and April 28, 2012 (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(45)	-	(45)
Additions	-	-	292	292
Total gains or (losses)
Included in earnings (or changes in net assets)	-	7	68	75
Included in other comprehensive income	-	-	-	-
Ending Balance at May 4, 2013	$3,450	$523	$2,411	$6,384

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(223)	(223)
Total (gains) or losses
Included in earnings (or changes in net assets)	(92)	(92)
Included in other comprehensive income	-	-
Ending Balance at May 4, 2013	$(2,493)	$(2,493)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$5,054
Redemptions	-	(634)	(634)
Assets
Total gains or (losses)
Included in earnings (or changes in net assets)	-	-	-
Included in other comprehensive income	-	-	-
Ending Balance at April 28, 2012	$3,450	$970	$4,420

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

Quantitative information regarding the significant unobservable inputs related to the ARS as of May 4, 2013 and April 28, 2012 were as follows:

Three Months Ended
May 4, 2013
Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.4 Years
	of cash flows	Yield	0.28%
		Comparative bond discount rate	0.14%

Three Months Ended
April 28, 2012
Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	10.4 Years
	of cash flows	Yield	0.28%
		Comparative bond discount rate	0.20%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 4, 2013 AND APRIL 28, 2012

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of May 4, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and Losses on
Available-for-Sale
Securities
Beginning Balance at February 2, 2013	$821
Other comprehensive income before
reclassifications	153

Amounts reclassified from accumulated
other comprehensive income (b)	(42)

Net current-period other comprehensive income	111

Ending Balance at May 4, 2013	$932

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to OCI.
(b) See separate table below for details about these reclassifications.

Three Months Ended
May 4, 2013

	Amount Reclassified	Affected Line Item
	from Accumulated	in the Statement
Details about Accumulated Other	Other Comprehensive	Where Net Income
Comprehensive Income Components	Income	is Presented

Unrealized gains and losses on
available-for-sale securities	$66	Interest and other income

	66	Income before income taxes

	(24)	Income tax expense
Total reclassification for the period (a)	$42	Net income

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS:

During the first quarter of 2013, the Company adopted guidance that requires additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the footnotes of these reclassifications for each financial statement line item. This new guidance only impacts disclosures and as such will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2013 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in, or uncertainties regarding, prevailing U.S. and global economic, political or financial market conditions; changes in other factors that drive consumer or corporate confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 2, 2013 (“fiscal 2012”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts receivable, reserves related to self-insured health insurance, workers’ compensation, general and auto insurance liabilities, calculation of potential asset impairment, inventory shrinkage and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 4, 2013	April 28, 2012
Total retail sales	100.0%	100.0%
Other income	0.9	0.9
Total revenues	100.9	100.9
Cost of goods sold (exclusive of depreciation)	58.7	57.9
Selling, general and administrative (exclusive of depreciation)	22.2	22.5
Depreciation	2.0	2.1
Interest and other income	(0.3)	(0.3)
Income before income taxes	18.3	18.8
Net income	11.5	11.6

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First  Quarter of 2013 with 2012

Total retail sales for the first quarter were $267.2 million compared to last year’s first quarter sales of $272.8 million, a 2.1% decrease.  Same-store sales decreased 5.0% in the first quarter of fiscal 2013 due to the continuing difficult economic conditions, higher payroll taxes, delayed income tax refunds and cooler than normal temperatures in March and April. Same store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. Total revenues, comprised of retail sales and other income (principally finance charges and late fees on customer accounts receivable and layaway fees), were $269.7 million for the first quarter ended May 4, 2013, compared to $275.3 million for the first quarter ended April 28, 2012. The Company operated 1,307 stores at May 4, 2013 compared to 1,293 stores at the end of last year’s first quarter.  For the first three months of fiscal  2013 the Company opened three new stores, relocated one store and closed six stores.  The Company currently expects to open approximately 65 stores, relocate 15 stores and close approximately 15 stores in fiscal 2013.

Credit revenue of $1.6 million represented 0.6% of total revenues in the first quarter of fiscal 2013, compared to 2012 credit revenue of $1.8 million or 0.7% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.1 million in the first quarter of 2013, compared to last year’s first quarter expenses of $1.2 million.  The decrease was primarily due to lower administrative expenses, partially offset by an increase in bad debt expense compared to the first quarter of 2012.

Other income, a component of total revenues, was $2.5 million for the first quarter of fiscal 2013, compared to $2.6 million for the prior year’s comparable first quarter. Other income consists primarily of credit revenue and layaway charges. The slight overall decrease resulted primarily from lower finance charges and late fees, partially offset by a slight increase in layaway charges.

Cost of goods sold was $156.9 million, or 58.7% of retail sales for the first quarter of fiscal 2013, compared to $157.8 million, or 57.9% of retail sales in the first quarter of fiscal 2012.  The overall increase in cost of goods sold as a percent of retail sales for the first quarter of 2013 resulted primarily from higher occupancy costs and deleveraging of merchandise costs primarily due to increased markdowns, partially offset by lower buying costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 4.1% to $110.3 million for the first quarter of fiscal 2013 compared to $115.0 million in the first quarter of fiscal 2012.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $59.4 million, or 22.2% of retail sales for the first quarter of fiscal 2013, compared to $61.4 million, or 22.5% of retail sales in the first quarter of fiscal 2012.  SG&A expenses decreased 3.3% for the first quarter of fiscal 2013 as compared to the prior year. The decrease was primarily attributable to lower incentive-based compensation expenses and group health insurance costs, partially offset by higher payroll costs.

Depreciation expense was $5.4 million, or 2.0% of retail sales for the first quarter of fiscal 2013, compared to $5.8 million, or 2.1% of retail sales for the first quarter of fiscal 2012.

Interest and other income was essentially flat at $0.9 million, or 0.3% of retail sales for both comparable quarters.

Income tax expense was $18.0 million or 6.7% of retail sales for the first quarter of fiscal 2013, compared to $19.6 million, or 7.2% of retail sales for the first quarter of fiscal 2012. The 2013 quarter decrease resulted from lower pre-tax income and a lower effective tax rate.  The effective income tax rate for the first quarter of fiscal 2013 was 36.8% compared to 38.2% for the first quarter of 2012. This decrease is due to the benefit of the Work Opportunity Tax Credit, which had not been renewed by Congress at this time last year and was therefore not in effect for first quarter 2012, but was for first quarter 2013.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2013 was $49.1 million as compared to $58.0 million in the first three months of fiscal 2012. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at May 4, 2013, February 2, 2013 and April 28, 2012.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Cash provided by operating activities for the first three months of fiscal 2013 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $8.9 million for the first three months of fiscal 2013 as compared to the first three months of fiscal 2012 was primarily due to a decrease in net income and accounts payable.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2013 and for the foreseeable future.

At May 4, 2013, the Company had working capital of $250.4 million compared to $230.6 million at February 2, 2013 and $296.1 million at April 28, 2012. Additionally, the Company had $1.0 million, $1.0 million and $1.4 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at May 4, 2013, February 2, 2013 and April 28, 2012 which are included in Other assets on the Condensed Consolidated Balance Sheets.

At May 4, 2013, February 2, 2013 and April 28, 2012, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $0.0 million.  The revolving credit agreement is committed until August 2013. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 4, 2013.  There were no borrowings outstanding under the credit facility as of May 4, 2013, February 2, 2013 and April 28, 2012.

At May 4, 2013, February 2, 2013 and April 28, 2012, the Company had approximately $2.3 million, $2.9 million and $3.0 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $5.6 million in the first three months of fiscal 2013, compared to $9.4 million in last year’s first three months.  The expenditures for the first three months of 2013 were primarily for the development of three new stores, additional investments in new technology and home office renovations.  For the full fiscal 2013 year, the Company expects to invest approximately $43.8 million for capital expenditures.  This includes expenditures to open 65 new stores and relocate 15 stores, upgrades to merchandise systems and home office renovations.

Net cash used in investing activities totaled $7.8 million in the first three months of fiscal 2013 compared to $15.7 million used in the comparable period of 2012.  The decrease was due primarily to the decrease in sales and purchases of short-term investments and capital expenditures.

On May 23, 2013, the Board of Directors maintained the quarterly dividend at $0.05 per share.  The Board of Directors previously accelerated the full year 2013 dividend of $1.00 on December 28, 2012.

As of May 4, 2013, the Company had 1,728,336 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 4, 2013, February 2, 2013 and April 28, 2012.  At April 28, 2012, the Company also held tax-exempt variable rate demand notes (“VRDN”). At May 4, 2013, the securities had contractual maturities which range from 11 days to 28 years.  Although the Company’s investments in VRDN’s had underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of 7 days and are considered short-term investments.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at May 4, 2013, the Company had $0.5 million of privately managed funds, $0.5 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction, and deferred compensation plan assets of $2.4 million.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.1 million.  At April 28, 2012, the Company had $1.0 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

During the first quarter of 2013, the Company adopted guidance that requires additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the footnotes of these reclassifications for each financial statement line item. This new guidance only impacts disclosures and as such will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 4, 2013.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 4, 2013, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A. RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 2, 2013.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended May 4, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2013	297	$26.91	297
March 2013	-	-	-
April 2013	247,667	23.28	247,667
Total	247,964	$$23.29	247,964	1,728,336

(1)    Prices include trading costs.

(2)    As of February 2, 2013, the Company’s share repurchase program had 1,976,300 shares remaining in open authorizations.  During the first quarter ending May 4, 2013, the Company repurchased and retired 247,964 shares under this program for approximately $5,774,000 or an average market price of $23.29 per share.  As of the first quarter ending May 4, 2013, the Company had 1,728,336 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended May 4, 2013 and April 28, 2012; (ii) Condensed Consolidated Balance Sheets at May 4, 2013, February 2, 2013 and April 28, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 4, 2013 and April 28, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II   OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

May 31, 2013	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

May 31, 2013	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer