Form 10-Q
period 2013-08-03
CATO CORP
filed 2013-08-30
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

As of August 3, 2013, there were 27,510,139 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended August 3, 2013

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Six Months Ended August 3, 2013 and July 28, 2012

Condensed Consolidated Balance Sheets		3
At August 3, 2013, February 2, 2013 and July 28, 2012

Condensed Consolidated Statements of Cash Flows		4
For the Six Months Ended August 3, 2013 and July 28, 2012

Notes to Condensed Consolidated Financial Statements		5 – 18
For the Three Months and Six Months Ended August 3, 2013 and July 28, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30 - 34

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$229,378	$231,450	$496,559	$504,240
Other revenue (principally finance charges, late fees and
layaway charges)	2,340	2,613	4,857	5,167
Total revenues	231,718	234,063	501,416	509,407

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	144,950	142,459	301,851	300,291
Selling, general and administrative (exclusive of depreciation
shown below)	58,965	59,220	118,354	120,575
Depreciation	5,436	5,742	10,885	11,513
Interest and other income	(730)	(985)	(1,605)	(1,891)
Cost and expenses, net	208,621	206,436	429,485	430,488

Income before income taxes	23,097	27,627	71,931	78,919

Income tax expense	8,322	10,294	26,317	29,864

Net income	$14,775	$17,333	$45,614	$49,055

Basic earnings per share	$0.51	$0.59	$1.56	$1.68

Diluted earnings per share	$0.51	$0.59	$1.56	$1.68

Dividends per share	$0.05	$0.25	$0.10	$0.48

Comprehensive income:
Net income	$14,775	$17,333	$45,614	$49,055
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($273) and ($206) for the three and six months ended August 3, 2013 and $8 and $44 for the three
and six months ended July 28, 2012, respectively	(453)	13	(342)	73
Comprehensive income	$14,322	$17,346	$45,272	$49,128

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 3, 2013	February 2, 2013	July 28, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$88,559	$31,069	$66,043
Short-term investments	157,326	157,578	211,390
Restricted cash and investments	4,807	5,999	5,311
Accounts receivable, net of allowance for doubtful accounts of
$2,036, $2,053 and $2,042 at August 3, 2013, February 2, 2013
and July 28, 2012 respectively	39,908	40,016	43,373
Merchandise inventories	111,206	140,738	107,034
Deferred income taxes	4,837	4,631	3,535
Prepaid expenses	10,997	10,183	4,160
Total Current Assets	417,640	390,214	440,846
Property and equipment – net	139,550	134,227	125,520
Other assets	10,223	8,205	7,016
Total Assets	$567,413	$532,646	$573,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$80,674	$99,247	$70,573
Accrued expenses	49,196	43,773	43,160
Accrued bonus and benefits	1,609	2,290	4,708
Accrued income taxes	22,523	14,292	19,555
Total Current Liabilities	154,002	159,602	137,996
Deferred income taxes	3,330	3,330	7,887
Other noncurrent liabilities (primarily deferred rent)	26,520	24,480	24,231

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,510,139 shares, 27,543,376 shares and 27,530,131 shares at August 3, 2013, February 2, 2013 and
July 28, 2012 respectively	917	918	918
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
August 3, 2013, February 2, 2013 and July 28, 2012	58	58	58
Additional paid-in capital	78,356	76,594	73,863
Retained earnings	303,751	266,843	327,420
Accumulated other comprehensive income	479	821	1,009
Total Stockholders' Equity	383,561	345,234	403,268
Total Liabilities and Stockholders’ Equity	$567,413	$532,646	$573,382

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 3, 2013	July 28, 2012

	(Dollars in thousands)

Operating Activities:
Net income	$45,614	$49,055
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,885	11,513
Provision for doubtful accounts	696	596
Share-based compensation	1,489	1,444
Excess tax benefits from share-based compensation	(28)	(98)
Loss on disposal of property and equipment	268	610
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(588)	(945)
Merchandise inventories	29,532	23,348
Prepaid and other assets	(3,419)	1,489
Accrued income taxes	8,259	4,509
Accounts payable, accrued expenses and other liabilities	(16,957)	(20,982)
Net cash provided by operating activities	75,751	70,539

Investing Activities:
Expenditures for property and equipment	(10,606)	(19,922)
Purchase of short-term investments	(11,756)	(100,289)
Sales of short-term investments	11,347	94,792
Change in restricted cash and investments	1,192	14
Net cash used in investing activities	(9,823)	(25,405)

Financing Activities:
Dividends paid	(2,939)	(14,027)
Repurchase of common stock	(5,780)	(355)
Proceeds from employee stock purchase plan	214	259
Excess tax benefits from share-based compensation	28	98
Proceeds from stock options exercised	39	41
Net cash used in financing activities	(8,438)	(13,984)

Net increase in cash and cash equivalents	57,490	31,150

Cash and cash equivalents at beginning of period	31,069	34,893
Cash and cash equivalents at end of period	$88,559	$66,043

Non-cash investing activity:
Change in accrued plant and equipment	$(5,893)	$-

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the three and six month periods ended August 3, 2013 and July 28, 2012 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

On August 29, 2013, the Board of Directors maintained the quarterly dividend at $0.05 per share. The Board of Directors previously accelerated the full fiscal year 2013 dividend of $1.00 on December 28, 2012.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

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

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Numerator
Net earnings	$14,775	$17,333	$45,614	$49,055
Earnings allocated to non-vested equity awards	(251)	(267)	(733)	(764)
Net earnings available to common stockholders	$14,524	$17,066	$44,881	$48,291

Denominator
Basic weighted average common shares outstanding	28,736,214	28,813,766	28,784,425	28,759,821
Dilutive effect of stock options	4,859	4,285	3,537	4,231
Diluted weighted average common shares outstanding	28,741,073	28,818,051	28,787,962	28,764,052

Net income per common share
Basic earnings per share	$0.51	$0.59	$1.56	$1.68
Diluted earnings per share	$0.51	$0.59	$1.56	$1.68

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Income tax payments, net of refunds received, for the six months ended August 3, 2013 and July 28, 2012 were $18,171,000 and $25,470,000, respectively.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

NOTE 4 – FINANCING ARRANGEMENTS:

As of August 3, 2013, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  During 2013, the revolving credit agreement was amended and extended to August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 3, 2013.  There were no borrowings outstanding under this credit facility during the periods ended August 3, 2013, February 2, 2013 or July 28, 2012.  The weighted average interest rate under the credit facility was zero at August 3, 2013 due to no borrowings during the year.

At August 3, 2013, February 2, 2013 and July 28, 2012, the Company had approximately $0.6 million, $2.9 million and $5.8 million, respectively, of outstanding irrevocable letters of credit related to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores principally in the southeastern United States, and does business in 31 states total as of August 3, 2013. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 3, 2013	Retail	Credit	Total	August 3, 2013	Retail	Credit	Total

Revenues	$ 230,163	$ 1,555	$ 231,718	Revenues	$ 498,242	$ 3,174	$ 501,416
Depreciation	5,427	9	5,436	Depreciation	10,863	22	10,885
Interest and other income	(730)	-	(730)	Interest and other income	(1,605)	-	(1,605)
Income before taxes	22,474	623	23,097	Income before taxes	70,808	1,123	71,931
Total assets	501,281	66,132	567,413	Total assets	501,281	66,132	567,413
Capital expenditures	5,001	-	5,001	Capital expenditures	10,606	-	10,606

Three Months Ended				Six Months Ended
July 28, 2012	Retail	Credit	Total	July 28, 2012	Retail	Credit	Total

Revenues	$ 232,230	$ 1,833	$ 234,063	Revenues	$ 505,772	$ 3,635	$ 509,407
Depreciation	5,729	13	5,742	Depreciation	11,487	26	11,513
Interest and other income	(985)	-	(985)	Interest and other income	(1,891)	-	(1,891)
Income before taxes	26,747	880	27,627	Income before taxes	77,281	1,638	78,919
Total assets	495,526	77,856	573,382	Total assets	495,526	77,856	573,382
Capital expenditures	10,569	-	10,569	Capital expenditures	19,922	-	19,922

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Bad debt expense	$314	$293	$696	$596
Payroll	234	224	465	445
Postage	180	192	379	385
Other expenses	195	231	489	545

Total expenses	$923	$940	$2,029	$1,971

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

NOTE 6 – STOCK BASED COMPENSATION:

As of August 3, 2013, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2013 Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees.  Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of August 3, 2013:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2013	20,127	443,566	-	463,693
August 3, 2013	-	-	1,489,152	1,489,152

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 3, 2013, February 2, 2013 and July 28, 2012, there was $9.9 million, $6.4 million  and $7.7 million of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 4.5 years, 2.3 years and 2.8 years, respectively. The total fair value of the shares recognized as compensation expense during the second quarter and six months ended August 3, 2013 was $1,018,000 and $1,448,000, respectively compared to $794,000 and $1,398,000, respectively for the second quarter and six months ended July 28, 2012. These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the six months ended August 3, 2013:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2013	440,146	$23.70
Granted	214,385	23.57
Vested	(119,652)	19.85
Forfeited or expired	(23,212)	24.81
Restricted stock awards at August 3, 2013	511,667	$24.49

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 3, 2013 and July 28, 2012, the Company sold 10,418 and 11,687 shares to employees at an average discount of $3.62 and $3.92 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $38,000 and $46,000 for the six months ended August 3, 2013 and July 28, 2012, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

The following is a summary of changes in stock options outstanding during the six months ended August 3, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at February 2, 2013	9,550	$13.47	2.12 years	$136,185
Granted	20,127	23.57
Forfeited or expired	-
Exercised	(2,500)	14.09
Outstanding at August 3, 2013	27,177	$20.89	7.41 years	$131,922
Vested and exercisable at August 3, 2013	7,050	$13.25	0.72 years	$88,046

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

20,127 options were granted in the first six months of fiscal 2013. No options were granted in the first six months of fiscal 2012.

The total intrinsic value of options exercised during the second quarter and six months ended August 3, 2013 was $17,000 and $27,000, respectively compared to $28,000 and $50,000, respectively, for the second quarter and six months ended July 28, 2012.

The stock option expense was $5,000 for the three and six months ended August 3, 2013 and zero for the three and six  months ended July 28, 2012.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of August 3, 2013, February 2, 2013 and July 28, 2012.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 3, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$158,080	$-	$158,080	$-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	1,504	1,504	-	-
Cash Surrender Value of Life Insurance	2,633	-	-	2,633
Privately Managed Funds	471	-	-	471
Corporate Equities	591	591	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$166,829	$2,195	$158,080	$6,554

Liabilities:
Deferred Compensation	(2,746)	-	-	(2,746)
Total Liabilities	$(2,746)	$-	$-	$(2,746)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$151,377	$-	$151,377	$-
Corporate Bonds	8,035	-	8,035	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,906	3,906	-	-
Cash Surrender Value of Life Insurance	2,051	-	-	2,051
Privately Managed Funds	561	-	-	561
Corporate Equities	474	474	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$169,954	$4,480	$159,412	$6,062

Liabilities:
Deferred Compensation	(2,178)	-	-	(2,178)
Total Liabilities	$(2,178)	$-	$-	$(2,178)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 28, 2012	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

Assets:
State/Municipal Bonds	$176,206	$-	$176,206	$-
Corporate Bonds	18,884	-	18,884	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	16,865	16,865	-	-
U.S. Treasury Notes	3,162	3,162	-	-
Privately Managed Funds	871	-	-	871
Corporate Equities	439	439	-	-
Certificates of Deposit	101	101	-	-
Total Assets	$219,978	$20,567	$195,090	$4,321

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 3, 2013, February 2, 2013 and July 28, 2012.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

Additionally, at August 3, 2013, the Company had $0.5 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction, and deferred compensation plan assets of $2.6 million.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.1 million.  At July 28, 2012, the Company had $0.9 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of August 3, 2013 and July 28, 2012 (dollars in thousands):

		Fair Value Measurements Using Significant
		Unobservable Asset Inputs (Level 3)
		Available-For-Sale		Cash
		Debt Securities	Other Investments	Surrender
		ARS	Private Equity	Value	Total
	Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
	Redemptions	-	(97)	-	(97)
	Additions	-	-	494	494
	Total gains or (losses)
	Included in earnings (or changes in net assets)	-	7	88	95
	Included in other comprehensive income	-	-	-	-
	Ending Balance at August 3, 2013	$3,450	$471	$2,633	$6,554

		Fair Value Measurements Using Significant
		Unobservable Liability Inputs (Level 3)
		Deferred
		Compensation	Total
	Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
	Additions	(425)	(425)
	Total (gains) or losses
	Included in earnings (or changes in net assets)	(143)	(143)
	Included in other comprehensive income	-	-
	Ending Balance at August 3, 2013	$(2,746)	$(2,746)

		Fair Value Measurements Using Significant
		Unobservable Asset Inputs (Level 3)
		Available-For-Sale
		Debt Securities	Other Investments
		ARS	Private Equity	Total
	Beginning Balance at January 28, 2012	$3,450	$1,604	$5,054
	Redemptions	-	(722)	(722)
	Assets
	Total gains or (losses)
	Included in earnings (or changes in net assets)	-	(11)	(11)
	Included in other comprehensive income	-	-	-
	Ending Balance at July 28, 2012	$3,450	$871	$4,321
Quantitative information regarding the significant unobservable inputs related to the ARS as of August 3, 2013 and July 28, 2012 were as follows:

As of August 3, 2013
Fair Value	Valuation Technique		Unobservable Inputs
$3,450	Net present value		Total Term	9.1 Years
	of cash flows		Yield	0.11%
			Comparative bond discount rate	0.19%

As of July 28, 2012
Fair Value	Valuation Technique		Unobservable Inputs
$3,450	Net present value		Total Term	10.1 Years
	of cash flows		Yield	0.28%
			Comparative bond discount rate	0.20%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the first three months of fiscal 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 4, 2013	$932
Other comprehensive income before
reclassifications	(436)

Amounts reclassified from accumulated
other comprehensive income (b)	(17)

Net current-period other comprehensive income	(453)

Ending Balance at August 3, 2013	$479

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to OCI.

(b) Includes $28 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $11.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the first six months of fiscal 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2013	$821
Other comprehensive income before
reclassifications	(283)

Amounts reclassified from accumulated
other comprehensive income (b)	(59)

Net current-period other comprehensive income	(342)

Ending Balance at August 3, 2013	$479

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to OCI.

(b) Includes $94 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $35.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

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

In the first quarter of 2014, the Company will adopt new accounting guidance which requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on the Company’s consolidated results of operations or cash flows,

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2013 AND JULY 28, 2012

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.1	1.0	1.0
Total revenues	101.0	101.1	101.0	101.0
Cost of goods sold (exclusive of depreciation)	63.2	61.6	60.8	59.6
Selling, general and administrative (exclusive of depreciation)	25.7	25.6	23.8	23.9
Depreciation	2.4	2.5	2.2	2.3
Interest and other income	(0.3)	(0.4)	(0.3)	(0.4)
Income before income taxes	10.1	11.9	14.5	15.6
Net income	6.4	7.5	9.2	9.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of Second  Quarter of 2013 with 2012

Total retail sales for the second quarter were $229.4 million compared to last year’s second quarter sales of $231.5 million, a 1.0% decrease.  Same-store sales decreased 2.0% in the second quarter of fiscal 2013.  For the six months ended August 3, 2013, total retail sales were $496.6 million compared to last year’s comparable six month sales of $504.2 million, and same-store sales decreased 4.0% for the comparable six month period. The Company believes the second quarter and first six month period of fiscal 2013 were both affected by slow economic growth, high unemployment and our customers’ limited discretionary spending.  Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $231.7 million and $501.4 million for the second quarter and six months ended August 3, 2013, compared to $234.1 million and $509.4 million for the second quarter and six months ended July 28, 2012, respectively. The Company operated 1,306 stores at August 3, 2013 compared to 1,295 stores at the end of last year’s second quarter.  For the first six months of fiscal  2013, the Company opened four new stores, relocated three stores and closed eight stores.  The Company currently expects to open approximately 51 stores, relocate nine stores and close approximately 17 stores in fiscal 2013.

Credit revenue of $1.6 million represented 0.7% of total revenues in the second quarter of fiscal 2013, compared to 2012 credit revenue of $1.8 million or 0.8% of total revenues.  Credit revenue dollars decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and remained flat at $0.9 million for both comparable quarters.

Other revenue in total, as included in total revenues, was $2.3 million and $4.9 million for the second quarter and first six months of fiscal 2013, compared to $2.6 million and $5.2 million for the prior year’s comparable second quarter and first six months. The slight overall decrease in the second quarter and first six months of fiscal 2013 resulted primarily from lower finance, late fee and layaway charges.

Cost of goods sold was $145.0 million, or 63.2% of retail sales and $301.9 million or 60.8% of retail sales for the second quarter and first six months of fiscal 2013, compared to $142.5 million, or 61.6% of retail sales and $300.3 million or 59.6% of retail sales for the prior year’s comparable three and six month periods of fiscal 2012.  The overall increase in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2013 resulted primarily from an increase in markdowns and occupancy costs related to store development. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 5.2% to $84.4 million for the second quarter of fiscal 2013 and decreased by 4.5% to $194.7 million for the first six months of fiscal 2013 compared to $89.0 million and $203.9 million for the prior year’s comparable three and six months of fiscal 2012.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $59.0 million, or 25.7% of retail sales and $118.4 million, or 23.8% of retail sales for the second quarter and first six months of fiscal 2013, respectively, compared to $59.2 million, or 25.6% of retail sales and $120.6 million, or 23.9% of retail sales for the prior year’s comparable three and six month periods, respectively.  SG&A expenses as a percentage of retail sales slightly increased for the second quarter of fiscal 2013 as a result of higher insurance costs, partially offset by lower incentive compensation expense.  For the first six months of fiscal 2013, SG&A expenses as a percentage of retail sales slightly decreased due to lower incentive compensation expense, partially offset by higher insurance expense and higher payroll costs.

Depreciation expense was $5.4 million, or 2.4% of retail sales and $10.9 million, or 2.2% of retail sales for the second quarter and first six months of fiscal 2013, respectively, compared to $5.7 million, or 2.5% of retail sales and $11.5 million or 2.3% of retail sales for the prior year’s comparable three and six month periods of fiscal 2012, respectively.  The slight decrease in depreciation expense was due to limited overall store development compared to prior years.

Interest and other income was $0.7 million, or 0.3% of retail sales and $1.6 million, or 0.3% of retail sales for the second quarter and first six months of fiscal 2013, respectively, compared to $1.0 million, or 0.4% of retail sales and $1.9 million, or 0.4% of retail sales for the prior year’s comparable three and six month periods of fiscal 2012.  The slight decrease was due to lower interest income driven by lower interest rates in the second fiscal quarter of 2013 and the first six months of fiscal 2013.

Income tax expense was $8.3 million or 3.6% of retail sales and $26.3  million, or 5.3% of retail sales for the second  quarter and first six  months of fiscal 2013, respectively, compared to $10.3 million, or 4.4% of retail sales and $29.9 million, or 5.9% of retail sales for the prior year’s comparable three and six  month periods of fiscal 2012, respectively. The second  quarter decrease resulted from lower pre-tax income and a lower effective tax rate.  The effective income tax rate for the second  quarter of fiscal 2013 was 36.0% compared to 37.3% for the second  quarter of 2012. The effective tax rate for the first six  months of fiscal 2013 was 36.6% compared to 37.8% for the first six  months of fiscal 2012.  This decrease is due to the Work Opportunity Tax Credit, which had not been renewed by Congress at this time last year and was therefore not in effect for second quarter 2012, but was for second quarter 2013.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2013 was $75.8 million as compared to $70.5 million in the first six months of fiscal 2012. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 3, 2013, February 2, 2013 and July 28, 2012.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Cash provided by operating activities for the first six months of fiscal 2013 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $5.3 million for the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 was primarily due to an increase in accounts payable and slower growth in merchandise inventories.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2013 and for the foreseeable future.

At August 3, 2013, the Company had working capital of $263.6 million compared to $230.6 million at February 2, 2013 and $302.9 million at July 28, 2012.  Additionally, the Company had $1.1 million, $1.0 million and $1.3 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at August 3, 2013, February 2, 2013 and July 28, 2012, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At August 3, 2013, February 2, 2013 and July 28, 2012, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 3, 2013.  There were no borrowings outstanding under the credit facility as of August 3, 2013, February 2, 2013 and July 28, 2012.

At August 3, 2013, February 2, 2013 and July 28, 2012, the Company had approximately $0.6 million, $2.9 million and $5.8 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $10.6 million in the first six months of fiscal 2013, compared to $19.9 million in last year’s first six months.  The expenditures for the first six months of 2013 were primarily for the development of four new stores, additional investments in new technology, home office renovations and the e-commerce initiative.  For the full fiscal 2013 year, the Company expects to invest approximately $42.0 million for capital expenditures.  This includes expenditures to open 51 new stores and relocate nine stores, the home office renovations and e-commerce start-up.

Net cash used in investing activities totaled $9.8 million in the first six months of fiscal 2013 compared to $25.4 million used in the comparable period of 2012.  The decrease was due primarily to a decrease in expenditures for property and a net decrease in purchases and sales of short-term investments.

On August 29, 2013, the Board of Directors maintained the quarterly dividend at $0.05 per share.  The Board of Directors previously accelerated the full year 2013 dividend of $1.00 on December 28, 2012.

As of August 3, 2013, the Company had 1,728,115 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 3, 2013, February 2, 2013 and July 28, 2012.  At July 28, 2012, the Company also held tax-exempt variable rate demand notes (“VRDN”). These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at August 3, 2013, the Company had $0.5 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction, and deferred compensation plan assets of $2.6 million.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.1 million.  At July 28, 2012, the Company had $0.9 million of privately managed funds, $0.4 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

In the first quarter of 2014, the Company will adopt new accounting guidance which requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on the Company’s consolidated results of operations or cash flows,

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 3, 2013.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 3, 2013, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended August 3, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2013	-	$-	-
June 2013	221	25.11	221
July 2013	-	-	-
Total	221	$25.11	221	1,728,115

(1)   Prices include trading costs.

(2)   As of May 4, 2013, the Company’s share repurchase program had 1,728,336 shares remaining in open authorizations.  During the second quarter ending August 3, 2013, the Company repurchased and retired 221 shares under this program for approximately $5,550 or an average market price of $25.11 per share.  As of the second quarter ending August 3, 2013, the Company had 1,728,115 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

PART II   OTHER INFORMATION

THE CATO CORPORATION

ITEM 4.  MINE SAFETY DISCLOSURES

      Not Applicable

ITEM 5.  OTHER INFORMATION

      Not Applicable

ITEM 6.  EXHIBITS

Exhibit No.	Item

3.1	Registrant’s Restated Certificate of Incorporation dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333-96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant Filed December 10, 2007.

4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed January 6, 2004.

10.1*	2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC File No. 333-188993).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended August 3, 2013 and July 28, 2012; (ii) Condensed Consolidated Balance Sheets at August 3, 2013, February 2, 2013 and July 28, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 3, 2013 and July 28, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II   OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

August 30, 2013	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 30, 2013	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer