Form 10-Q
period 2013-11-02
CATO CORP
filed 2013-12-03
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

As of November 2, 2013, there were 27,515,706 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended November 2, 2013

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Nine Months Ended November 2, 2013 and October 27, 2012

Condensed Consolidated Balance Sheets		3
At November 2, 2013, February 2, 2013 and October 27, 2012

Condensed Consolidated Statements of Cash Flows		4
For the Nine Months Ended November 2, 2013 and October 27, 2012

Notes to Condensed Consolidated Financial Statements		5 – 18
For the Three Months and Nine Months Ended November 2, 2013 and October 27, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30 - 34

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$198,786	$197,575	$695,345	$701,815
Other revenue (principally finance charges, late fees and
layaway charges)	2,257	2,430	7,114	7,597
Total revenues	201,043	200,005	702,459	709,412

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	128,787	130,399	430,638	430,690
Selling, general and administrative (exclusive of depreciation
shown below)	61,032	58,252	179,386	178,828
Depreciation	5,459	5,346	16,344	16,859
Interest and other income	(723)	(814)	(2,328)	(2,705)
Cost and expenses, net	194,555	193,183	624,040	623,672

Income before income taxes	6,488	6,822	78,419	85,740

Income tax expense	1,603	2,153	27,920	32,016

Net income	$4,885	$4,669	$50,499	$53,724

Basic earnings per share	$0.17	$0.16	$1.73	$1.84

Diluted earnings per share	$0.17	$0.16	$1.73	$1.84

Dividends per share	$0.05	$0.25	$0.15	$0.73

Comprehensive income:
Net income	$4,885	$4,669	$50,499	$53,724
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $188 and ($18) for the three and
nine months ended November 2, 2013 and ($47) and ($3) for
the three and nine months ended October 27, 2012, respectively	312	(78)	(30)	(5)
Comprehensive income	$5,197	$4,591	$50,469	$53,719

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 2, 2013	February 2, 2013	October 27, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$74,055	$31,069	$53,075
Short-term investments	159,223	157,578	202,277
Restricted cash and investments	4,706	5,999	5,999
Accounts receivable, net of allowance for doubtful accounts of
$2,043, $2,053 and $2,050 at November 2, 2013, February 2, 2013
and October 27, 2012 respectively	41,156	40,016	42,790
Merchandise inventories	131,016	140,738	130,826
Deferred income taxes	4,649	4,631	3,583
Prepaid expenses	6,393	10,183	3,630
Total Current Assets	421,198	390,214	442,180
Property and equipment – net	142,991	134,227	130,635
Other assets	7,938	8,205	7,380
Total Assets	$572,127	$532,646	$580,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$89,468	$99,247	$84,846
Accrued expenses	44,534	43,773	46,443
Accrued bonus and benefits	2,598	2,290	4,597
Accrued income taxes	15,593	14,292	9,999
Total Current Liabilities	152,193	159,602	145,885
Deferred income taxes	3,330	3,330	7,887
Other noncurrent liabilities (primarily deferred rent)	28,335	24,480	24,964

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 27,515,706 shares, 27,543,376 shares and 27,540,724 shares at November 2, 2013, February 2, 2013 and
October 27, 2012 respectively	917	918	918
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
November 2, 2013, February 2, 2013 and October 27, 2012	58	58	58
Additional paid-in capital	79,325	76,594	74,785
Retained earnings	307,178	266,843	324,767
Accumulated other comprehensive income	791	821	931
Total Stockholders' Equity	388,269	345,234	401,459
Total Liabilities and Stockholders’ Equity	$572,127	$532,646	$580,195

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 2, 2013	October 27, 2012

	(Dollars in thousands)

Operating Activities:
Net income	$50,499	$53,724
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	16,344	16,859
Provision for doubtful accounts	975	1,004
Share-based compensation	2,264	2,111
Excess tax benefits from share-based compensation	(38)	(146)
Loss on disposal and write-offs of property and equipment	1,532	806
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(2,115)	(770)
Merchandise inventories	9,722	(444)
Prepaid and other assets	3,181	1,678
Accrued income taxes	1,339	(4,999)
Accounts payable, accrued expenses and other liabilities	(6,706)	(2,417)
Net cash provided by operating activities	76,997	67,406

Investing Activities:
Expenditures for property and equipment	(23,781)	(30,966)
Purchase of short-term investments	(15,731)	(104,497)
Sales of short-term investments	13,906	107,964
Change in restricted cash and investments	1,293	(674)
Net cash used in investing activities	(24,313)	(28,173)

Financing Activities:
Dividends paid	(4,390)	(21,346)
Repurchase of common stock	(5,783)	(361)
Proceeds from employee stock purchase plan	387	463
Excess tax benefits from share-based compensation	38	146
Proceeds from stock options exercised	50	47
Net cash used in financing activities	(9,698)	(21,051)

Net increase in cash and cash equivalents	42,986	18,182

Cash and cash equivalents at beginning of period	31,069	34,893
Cash and cash equivalents at end of period	$74,055	$53,075

Non-cash investing activity
Accrued plant and equipment	$(5,678)	$-

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the three and nine month periods ended November 2, 2013 and October 27, 2012 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.  Amounts as of February 2, 2013 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On November 26, 2013, the Board of Directors maintained the quarterly dividend at $0.05 per share. The Board of Directors previously accelerated the payment of the full fiscal year 2013 dividend of $1.00 on December 28, 2012 and increased the dividend $0.20 per share on an annualized basis during the first quarter.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

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

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(Dollars in thousands)
Numerator
Net earnings	$4,885	$4,669	$50,499	$53,724
Earnings allocated to non-vested equity awards	(81)	(68)	(818)	(830)
Net earnings available to common stockholders	$4,804	$4,601	$49,681	$52,894

Denominator
Basic weighted average common shares outstanding	28,746,459	28,822,403	28,772,006	28,780,682
Dilutive effect of stock options	7,860	3,875	5,309	3,779
Diluted weighted average common shares outstanding	28,754,319	28,826,278	28,777,315	28,784,461

Net income per common share
Basic earnings per share	$0.17	$0.16	$1.73	$1.84
Diluted earnings per share	$0.17	$0.16	$1.73	$1.84

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ending November 2, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 3, 2013	$479
Other comprehensive income before
reclassifications	294

Amounts reclassified from accumulated
other comprehensive income (b)	18

Net current-period other comprehensive income	312

Ending Balance at November 2, 2013	$791

(a) All amounts are net-of-tax.

(b) Includes $29 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $11.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the first nine months ending November 2, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2013	$821
Other comprehensive income before
reclassifications	11

Amounts reclassified from accumulated
other comprehensive income (b)	(41)

Net current-period other comprehensive income	(30)

Ending Balance at November 2, 2013	$791

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to OCI.

(b) Includes $47 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $25.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 4 – FINANCING ARRANGEMENTS:

As of November 2, 2013, the Company had an unsecured revolving credit agreement to borrow $35.0 million.  During 2013, the revolving credit agreement was amended and extended to August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 2, 2013.  There were no borrowings outstanding under this credit facility during the periods ended November 2, 2013, February 2, 2013 or October 27, 2012.  The weighted average interest rate under the credit facility was zero at November 2, 2013 due to no borrowings during the year.

At November 2, 2013, February 2, 2013 and October 27, 2012, the Company had approximately $0.6 million, $2.9 million and $3.3 million, respectively, of outstanding irrevocable letters of credit related to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores principally in the southeastern United States, and does business in 32 states as of November 2, 2013. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
November 2, 2013	Retail	Credit	Total	November 2, 2013	Retail	Credit	Total

Revenues	$ 199,540	$ 1,503	$ 201,043	Revenues	$ 697,782	$ 4,677	$ 702,459
Depreciation	5,451	8	5,459	Depreciation	16,314	30	16,344
Interest and other income	723	-	723	Interest and other income	2,328	-	2,328
Income before taxes	5,948	540	6,488	Income before taxes	76,756	1,663	78,419
Total assets	505,595	66,532	572,127	Total assets	505,595	66,532	572,127
Capital expenditures	13,087	88	13,175	Capital expenditures	23,693	88	23,781

Three Months Ended				Nine Months Ended
October 27, 2012	Retail	Credit	Total	October 27, 2012	Retail	Credit	Total

Revenues	$ 198,247	$ 1,758	$ 200,005	Revenues	$ 704,019	$ 5,393	$ 709,412
Depreciation	5,333	13	5,346	Depreciation	16,820	39	16,859
Interest and other income	814	-	814	Interest and other income	2,705	-	2,705
Income before taxes	6,153	669	6,822	Income before taxes	83,433	2,307	85,740
Total assets	503,110	77,085	580,195	Total assets	503,110	77,085	580,195
Capital expenditures	11,044	-	11,044	Capital expenditures	30,966	-	30,966

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Bad debt expense	$279	$408	$975	$1,004
Payroll	231	231	696	676
Postage	179	170	558	555
Other expenses	266	267	755	812

Total expenses	$955	$1,076	$2,984	$3,047

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 6 – STOCK BASED COMPENSATION:

As of November 2, 2013, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees and the 2013 Incentive Compensation Plan is for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees.  Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of November 2, 2013:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2013	20,127	443,566	-	463,693
November 2, 2013	-	-	1,489,152	1,489,152

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of November 2, 2013, February 2, 2013 and October 27, 2012, there was $9.1 million, $6.4 million  and $7.0 million of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.8 years, 2.3 years and 2.5 years, respectively. The total fair value of the shares recognized as compensation expense during the three and nine months ended November 2, 2013 was $739,000 and $2,187,000, respectively, compared to $631,000 and $2,029,000, respectively, for the three and nine months ended October 27, 2012. These expenses are classified as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended November 2, 2013:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2013	440,146	$23.70
Granted	214,385	23.57
Vested	(121,692)	19.82
Forfeited or expired	(26,217)	24.70
Restricted stock awards at November 2, 2013	506,622	$24.52

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended November 2, 2013 and October 27, 2012, the Company sold 18,811 and 21,463 shares to employees at an average discount of $3.63 and $3.81 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $68,000 and $82,000 for the nine months ended November 2, 2013 and October 27, 2012, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

The following is a summary of changes in stock options outstanding during the nine months ended November 2, 2013.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at February 2, 2013	9,550	$13.47	2.12 years	$136,185
Granted	20,127	23.56
Forfeited or expired	-
Exercised	(2,800)	14.19
Outstanding at November 2, 2013	26,877	$20.95	7.5 years	$185,972
Vested and exercisable at November 2, 2013	6,750	$13.17	0.7 years	$99,225

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the first nine months of fiscal 2013, 20,127 options were granted. No options were granted in the first nine months of fiscal 2012.

The total intrinsic value of options exercised during the three and nine months ended November 2, 2013 was $4,000 and $32,000, respectively, compared to $23,000 and $73,000, respectively, for the three and nine months ended October 27, 2012.

The stock option expense was $4,000 and $9,000 for the three and nine months ended November 2, 2013, respectively, and zero for the three and nine  months ended October 27, 2012.

Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years and expire no later than ten years after the grant date.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of November 2, 2013, February 2, 2013 and October 27, 2012.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	November 2, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$158,996	$-	$158,996	$-
Corporate Bonds	978	-	978	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,404	3,404	-	-
Cash Surrender Value of Life Insurance	2,897	-	-	2,897
Privately Managed Funds	393	-	-	393
Corporate Equities	606	606	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$170,824	$4,110	$159,974	$6,740

Liabilities:
Deferred Compensation	(3,043)	-	-	(3,043)
Total Liabilities	$(3,043)	$-	$-	$(3,043)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$151,377	$-	$151,377	$-
Corporate Bonds	8,035	-	8,035	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,906	3,906	-	-
Cash Surrender Value of Life Insurance	2,051	-	-	2,051
Privately Managed Funds	561	-	-	561
Corporate Equities	474	474	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$169,954	$4,480	$159,412	$6,062

Liabilities:
Deferred Compensation	(2,178)	-	-	(2,178)
Total Liabilities	$(2,178)	$-	$-	$(2,178)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 27, 2012	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

Assets:
State/Municipal Bonds	$177,774	$-	$177,774	$-
Corporate Bonds	15,414	-	15,414	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	10,495	10,495	-	-
U.S. Treasury Notes	3,203	3,203	-	-
Privately Managed Funds	767	-	-	767
Corporate Equities	462	462	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$211,665	$14,260	$193,188	$4,217

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at November 2, 2013, February 2, 2013 and October 27, 2012.  These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at November 2, 2013, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction, and deferred compensation plan assets of $2.9 million.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.1 million.  At October 27, 2012, the Company had $0.8 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of Aa3. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

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

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of November 2, 2013 and October 27, 2012 (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(174)	-	(174)
Additions	-	-	705	705
Total gains or (losses)
Included in earnings (or changes in net assets)	-	7	141	148
Included in other comprehensive income	-	(1)	-	(1)
Ending Balance at November 2, 2013	$3,450	$393	$2,897	$6,740

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(637)	(637)
Total (gains) or losses
Included in earnings (or changes in net assets)	(228)	(228)
Included in other comprehensive income	-	-
Ending Balance at November 2, 2013	$(3,043)	$(3,043)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale
	Debt Securities	Other Investments
	ARS	Private Equity	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$5,054
Redemptions	-	(831)	(831)
Assets
Total gains or (losses)
Included in earnings (or changes in net assets)	-	(6)	(6)
Included in other comprehensive income	-	-	-
Ending Balance at October 27, 2012	$3,450	$767	$4,217

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

Quantitative information regarding the significant unobservable inputs related to the ARS as of November 2, 2013 and October 27, 2012 were as follows:

As of November 2, 2013
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	8.9 Years
	of cash flows	Yield	0.11%
		Comparative bond discount rate	0.11%

As of October 27, 2012
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.9 Years
	of cash flows	Yield	0.35%
		Comparative bond discount rate	0.20%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2013 AND OCTOBER 27, 2012

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

In the first quarter of 2014, the Company will adopt new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry forward exists at the reporting date. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on the Company’s consolidated results of operations or cash flows.

NOTE 9 – INCOME TAX

The effective income tax rate for the third  quarter of fiscal 2013 was 24.7% compared to 31.6% for the third  quarter of 2012. The effective tax rate for the first nine  months of fiscal 2013 was 35.6% compared to 37.3% for the first nine  months of fiscal 2012.  The tax rate for the three  and nine months ended November 2, 2013 reflects the resolution of various audits during the third  quarter and the benefit of the Work Opportunity Tax Credit this year versus limited benefit in 2012 because the credit had not been renewed as of the end of the third quarter of last year.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.2	1.0	1.1
Total revenues	101.1	101.2	101.0	101.1
Cost of goods sold (exclusive of depreciation)	64.8	66.0	61.9	61.4
Selling, general and administrative (exclusive of depreciation)	30.7	29.5	25.8	25.5
Depreciation	2.7	2.7	2.4	2.4
Interest and other income	(0.4)	(0.4)	(0.3)	(0.4)
Income before income taxes	3.3	3.4	11.3	12.2
Net income	2.5	2.3	7.3	7.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three  and Nine Months ended November 2, 2013 with October 27, 2012

Total retail sales for the third quarter were $198.8 million compared to last year’s third quarter sales of $197.6 million, a 1.0% increase. The Company believes third quarter 2013 sales benefited from cooler weather during October compared to the year to date trend.  Same-store sales decreased 1.0% in the third quarter of fiscal 2013.  For the nine months ended November 2, 2013, total retail sales were $695.3 million compared to last year’s comparable nine month sales of $701.8 million, and same-store sales decreased 3.0% for the comparable nine month period. Sales in the first nine months of fiscal 2013 were affected by slow economic growth, high unemployment and our customers’ limited discretionary spending.  Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $201.0 million and $702.5 million for the three and nine months ended November 2, 2013, compared to $200.0 million and $709.4 million for the three and nine months ended October 27, 2012, respectively. The Company operated 1,318 stores at November 2, 2013 compared to 1,306 stores at the end of last year’s third quarter.  For the first nine months of fiscal 2013, the Company opened 16 new stores, relocated four stores and closed eight stores.  The Company currently expects to open approximately 32 stores, relocate six stores and close approximately 24 stores in fiscal 2013.

Credit revenue of $1.5 million represented 0.7% of total revenues in the third quarter of fiscal 2013, compared to 2012 credit revenue of $1.8 million or 0.9% of total revenues.  Credit revenue dollars decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $1.0 million in the third quarter of fiscal 2013, compared to last year’s third quarter expense of $1.1 million.  The decrease was primarily due to lower bad debt expense.

Other revenue in total, as included in total revenues, was $2.3 million and $7.1 million for the three and nine months ended November 2, 2013, compared to $2.4 million and $7.6 million for the prior year’s comparable three and nine months. The overall decrease in the three and nine months ended November 2, 2013 resulted primarily from lower finance charges.

Cost of goods sold was $128.8 million, or 64.8% of retail sales and $430.6 million or 61.9% of retail sales for the three and nine months ended November 2, 2013, compared to $130.4 million, or 66.0% of retail sales and $430.7 million or 61.4% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2012.  The overall decrease in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2013 resulted primarily from lower markdowns, slightly offset by an increase in occupancy costs due to store development. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 4.2% to $70.0 million for the third quarter of fiscal 2013 and decreased by 2.4% to $264.7 million for the first nine months of fiscal 2013 compared to $67.2 million and $271.1 million for the prior year’s comparable three and nine months of fiscal 2012.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $61.0 million, or 30.7% of retail sales and $179.4 million, or 25.8% of retail sales for the third quarter and first nine months of fiscal 2013, respectively, compared to $58.3 million, or 29.5% of retail sales and $178.8 million, or 25.5% of retail sales for the prior year’s comparable three and nine month periods, respectively.  SG&A expenses as a percentage of retail sales slightly increased for the third quarter of fiscal 2013 as a result of store fixture write-offs and accrued incentive compensation, partially offset by lower insurance expense.  For the first nine months of fiscal 2013, SG&A expenses as a percentage of retail sales slightly increased due to higher payroll costs, partially offset by a decrease in incentive compensation expense.

Depreciation expense was $5.5 million, or 2.7% of retail sales and $16.3 million, or 2.4% of retail sales for the third quarter and first nine months of fiscal 2013, respectively, compared to $5.3 million, or 2.7% of retail sales and $16.9 million or 2.4% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2012, respectively.  The slight decrease in depreciation expense in fiscal 2013 was due to limited overall store development compared to prior years.

Interest and other income was $0.7 million, or 0.4% of retail sales and $2.3 million, or 0.3% of retail sales for the three and nine months ended November 2, 2013, respectively, compared to $0.8 million, or 0.4% of retail sales and $2.7 million, or 0.4% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2012.  The slight decrease was due to lower interest income driven by lower interest rates in the third quarter and first nine months of fiscal 2013.

Income tax expense was $1.6 million or 0.8% of retail sales and $27.9 million, or 4.0% of retail sales for the third  quarter and first nine  months of fiscal 2013, respectively, compared to $2.2 million, or 1.1% of retail sales and $32.0 million, or 4.6% of retail sales for the prior year’s comparable three and nine  month periods of fiscal 2012, respectively. The third  quarter decrease resulted from lower pre-tax income and a lower effective tax rate.  The effective income tax rate for the third  quarter of fiscal 2013 was 24.7% compared to 31.6% for the third  quarter of 2012. The effective tax rate for the first nine  months of fiscal 2013 was 35.6% compared to 37.3% for the first nine  months of fiscal 2012.  The tax rate for the third  quarter and first nine months of fiscal 2013 reflects the resolution of various audits during the third  quarter and the benefit of the Work Opportunity Tax Credit this year versus limited benefit in 2012 because the credit had not been renewed as of the end of the third quarter last year.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2013 was $77.0 million as compared to $67.4 million in the first nine months of fiscal 2012. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at November 2, 2013, February 2, 2013 and October 27, 2012.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

Cash provided by operating activities for the first nine months of fiscal 2013 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $9.6 million for the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 was primarily due to lower levels of merchandise inventories, partially offset by a decrease in net income.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for the next 12 months and for the foreseeable future.

At November 2, 2013, the Company had working capital of $269.0 million compared to $230.6 million at February 2, 2013 and $296.3 million at October 27, 2012.  Additionally, the Company had $1.0 million, $1.0 million and $1.3 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.5 million at November 2, 2013, February 2, 2013 and October 27, 2012, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At November 2, 2013, February 2, 2013 and October 27, 2012, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million.  The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 2, 2013.  There were no borrowings outstanding under the credit facility as of November 2, 2013, February 2, 2013 and October 27, 2012.

At November 2, 2013, February 2, 2013 and October 27, 2012, the Company had approximately $0.6 million, $2.9 million and $3.3 million, respectively, of outstanding irrevocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $23.8 million in the first nine months of fiscal 2013, compared to $31.0 million in last year’s first nine months.  The expenditures for the first nine months of 2013 were primarily for the development of 16 new stores, additional investments in new technology, home office expansion and renovations and the e-commerce initiative.  For the full fiscal 2013 year, the Company expects to invest approximately $26.2 million for capital expenditures.  This includes expenditures to open 32 new stores and relocate six stores, home office expansion and renovations and the e-commerce initiative.

Net cash used in investing activities totaled $24.3 million in the first nine months of fiscal 2013 compared to $28.2 million used in the comparable period of 2012.  The decrease was due primarily to a decrease in expenditures for property and equipment and a net decrease in purchases and sales of short-term investments.

On November 26, 2013, the Board of Directors maintained the quarterly dividend at $0.05 per share.  The Board of Directors previously accelerated the full fiscal year 2013 dividend of $1.00 on December 28, 2012.

As of November 2, 2013, the Company had 1,728,004 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at November 2, 2013, February 2, 2013 and October 27, 2012.  At October 27, 2012, the Company also held tax-exempt variable rate demand notes (“VRDN”). These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets at estimated fair value, with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at November 2, 2013, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single auction rate security (“ARS”) of $3.5 million which continues to fail its auction, and deferred compensation plan assets of $2.9 million.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.1 million.  At October 27, 2012, the Company had $0.8 million of privately managed funds, $0.5 million of corporate equities and a single ARS of $3.5 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of Aa3. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

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

In the first quarter of 2014, the Company will adopt new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry forward exists at the reporting date. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on the Company’s consolidated results of operations or cash flows.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 2, 2013.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of November 2, 2013, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended November 2, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2013	111	$28.61	111
September 2013	-	-	-
October 2013	-	-	-
Total	111	$28.61	111	1,728,004

(1)   Prices include trading costs.

(2)   As of August 3, 2013, the Company’s share repurchase program had 1,728,115 shares remaining in open authorizations.  During the third quarter ending November 2, 2013, the Company repurchased and retired 111 shares under this program for approximately $3,176 or an average market price of $28.61 per share.  As of the third quarter ending November 2, 2013, the Company had 1,728,004 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended November 2, 2013 and October 27, 2012; (ii) Condensed Consolidated Balance Sheets at November 2, 2013, February 2, 2013 and October 27, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2013 and October 27, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

November 26, 2013	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 26, 2013	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer