Form 10-K
period 2014-02-01
CATO CORP
filed 2014-04-02
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

Ã¾	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-31340

The Cato Corporation

Registrant

Delaware	56-0484485
State of Incorporation	I.R.S. Employer Identification Number

8100 Denmark Road Charlotte, North Carolina 28273-5975 Address of Principal Executive Offices	704/554-8510 Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Class A Common Stock	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes Ã¾    No ¨

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ¨    No Ã¾

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes Ã¾    No ¨

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Ã¾  No â–¡

      Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer Ã¾    Accelerated filer ¨    Non-accelerated filer ¨    Smaller reporting company ¨

                                                                                                            (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ¨   No Ã¾

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 3, 2013, the last business day of the Company’s most recent second quarter, was $780,410,915 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of February 1, 2014, there were 27,498,216 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2014 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1.

Business............................................................................................................... ............................................................................................................................. .............................................................................................................................

		3 – 8
Item 1A.	Risk Factors..........................................................................................................	8 – 15
Item 1B.	Unresolved Staff Comments...................................................................................	15
Item 2.	Properties..............................................................................................................	16
Item 3.	Legal Proceedings................................................................................................. ............................................................................................................................. .............................................................................................................................	16
Item 3A.	Executive Officers of the Registrant.......................................................................	16 – 17
Item 4.	Mine Safety Disclosures........................................................................................	17

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities................................................................................ .............................................................................................................................

		18 – 20
Item 6.	Selected Financial Data......................................................................................... .............................................................................................................................	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................	22 –29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.................................... .............................................................................................................................	29
Item 8.

Financial Statements and Supplementary Data........................................................ .............................................................................................................................

		30 – 57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................. .............................................................................................................................	58
Item 9A.	Controls and Procedures........................................................................................ .............................................................................................................................	58
Item 9B.	Other Information..................................................................................................	58

PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................ ............................................................................................................................. .............................................................................................................................	58
Item 11.	Executive Compensation........................................................................................	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............................................................................................... .............................................................................................................................	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence............	60
Item 14.	Principal Accountant Fees and Services..................................................................	60

PART IV
Item 15.

Exhibits and Financial Statement Schedules............................................................ .............................................................................................................................

		60 – 64

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 31, 2015 (“fiscal 2014”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in, or uncertainties regarding, prevailing U.S. and global economic, political or financial market conditions; changes in other factors that drive consumer or corporate confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 1, 2014 (“fiscal 2013”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

     As used herein, the terms “we,” “our,” “us” (or similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.  Our website is located at www.catocorp.com  where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations.  The information contained on our website, www.catocorp.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished to the SEC.

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,320 fashion specialty stores at February 1, 2014, in 32 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona Accessories.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato concept’s stores and e-commerce website feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona Accessories concept offers quality fashion jewelry, accessories and key apparel items at exceptional values every day.  The Company’s stores range in size from 2,000 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 9% of retail sales in fiscal 2013. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

Business

     The Company’s primary objective is to be the leading fashion specialty retailer for fashion and value in its markets. Management believes the Company’s success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing specialty stores. The key elements of the Company’s business strategy are:

     Merchandise Assortment.  The Company’s stores offer a wide assortment of on-trend apparel and accessory items in primarily junior/missy, plus sizes, girls sizes 7 to 16, mens and kids sizes newborn to 7 with an emphasis on color, product coordination and selection.  Colors and styles are coordinated and presented so that outfit selection is easily made.

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

     The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry, handbags, men’s wear and lines for kids and newborns. The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

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

      As a part of its merchandising strategy, members of the Company’s merchandising staff frequently attend trade shows to stay abreast of latest trends and styles, visit selected stores to monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors.  The Company also takes aggressive markdowns on slow-selling merchandise and typically does not carry over merchandise to the next season.

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 800 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2013, purchases from the Company’s largest vendor accounted for approximately 5% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, and changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

      An important component of the Company’s strategy is the allocation of merchandise to individual stores based on an analysis of sales trends by merchandise category, customer profiles and climatic conditions. A merchandise control system provides current information on the sales activity of each merchandise style in each of the Company’s stores. Point-of-sale terminals in the stores collect and transmit sales and inventory information to the Company’s central database, permitting timely response to sales trends on a store-by-store basis.

      All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.  The centralization of the Company’s distribution process also subjects it to risks in the event of damage to or destruction of its distribution facility or other disruptions affecting the distribution center or the flow of goods into or out of Charlotte, North Carolina generally.  See “Risk Factors – Risks Relating To Our Business – A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.”

  Advertising

      The Company uses television, in-store signage, graphics, a Company website, an e-commerce website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.7%, 0.7% and 0.8% of retail sales for fiscal years 2013, 2012 and 2011, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers, 17 regional managers and  143 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

      The Company constantly strives to improve its training programs to develop associates. Over 80% of store and field management are promoted from within, allowing the Company to internally staff an expanding store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company’s goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the district manager is promoted from within or recruited from outside the Company.

Store Locations

      Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores average approximately 4,500 square feet in size.

      All of the Company’s stores are leased. Approximately 97% are located in strip shopping centers and 3% in enclosed shopping malls. The Company typically locates stores in strip shopping centers anchored by a national discounter, primarily Wal-Mart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2009.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2009………………….……...………….	1,281	35	45	1,271
2010………………….……...………….	1,271	37	26	1,282
2011……………………….……...…….	1,282	38	32	1,288
2012…………....………….……...…….	1,288	34	12	1,310
2013………….………...….……...…….	1,310	32	22	1,320

     The Company expects to open 64 new stores during fiscal 2014. The expected new store openings include 30 Cato stores, 10 It’s Fashion stores and 24 Versona Accessories stores.  The Company anticipates closing up to 17 stores by year end.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 4.3%, 4.5% and 4.8% of retail sales in fiscal 2013, 2012 and 2011 respectively. The Company’s net bad debt expense was 3.9%, 4.3% and 5.3% of credit sales in fiscal 2013, 2012 and 2011, respectively.

Customers applying for the Company’s credit card are approved for credit if they have a satisfactory credit record and the Company has considered the customer’s ability to make the required minimum payment.  Customers are required to make minimum monthly payments based on their account balances. If the balance is not paid in full each month, the Company assesses the customer a finance charge. If payments are not received on time, the customer is assessed a late fee subject to regulatory limits.

  Layaway Plan

Under the Company’s layaway plan, merchandise is set aside for customers who agree to make periodic payments. The Company adds a nonrefundable administrative fee to each layaway sale. If no payment is made within four weeks, the customer is considered to have defaulted, and the merchandise is returned to the selling floor and again offered for sale, often at a reduced price. All payments made by customers who subsequently default on their layaway purchase are returned to the customer upon request, less the administrative fee and a restocking fee.

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the customer picks up the merchandise or upon default of the layaway purchase.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.5%, 4.8% and 4.7% of retail sales in fiscal 2013, 2012 and 2011, respectively.

Information Technology Systems

      The Company’s information technology systems provide daily financial and merchandising information that is used by management to enhance the timeliness and effectiveness of purchasing and pricing decisions. Management uses a daily report comparing actual sales with planned sales and a weekly ranking report to monitor and control purchasing decisions. Weekly reports are also produced which reflect sales, weeks of supply of inventory and other critical data by product categories, by store and by various levels of responsibility reporting. Purchases are made based on projected sales, but can be modified to accommodate unexpected increases or decreases in demand for a particular item.

      Sales information is projected by merchandise category and, in some cases, is further projected and actual performance measured by stock keeping unit (SKU). Merchandise allocation models are used to distribute merchandise to individual stores based upon historical sales trends, climatic differences, customer demographic differences and targeted inventory turnover rates.

Competition

      The women’s retail apparel industry is highly competitive. The Company believes that the principal competitive factors in its industry include merchandise assortment and presentation, fashion, price, store location and customer service. The Company competes with retail chains that operate similar women’s apparel specialty stores. In addition, the Company competes with mass merchandise chains, discount store chains, major department stores, off-price retailers and internet-based retailers.  Although we believe we compete favorably with respect to the principal competitive factors described above, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing and other resources.  The Company expects its stores in larger cities and metropolitan areas to face more intense competition.

Seasonality

      Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income.  Results of a period shorter than a full year may not be indicative of results expected for the entire year.  Furthermore, the seasonal nature of our business may affect comparisons between periods.  See Note 13 of Notes to the Consolidated Financial Statements for information regarding our quarterly results of operations for the last two fiscal years.

Regulation

      A variety of laws affect the revolving credit card program offered by the Company. The Credit Card Accountability Responsibility and Disclosure Act of 2009 (“The Act”) amended the Truth in Lending Act to establish fair and transparent practices relating to the extension of credit under an open end consumer credit plan.  The Act contained provisions addressing matters such as change in terms, notices, limits on fees, rate increases, payment allocation and account disclosures.  The Act requires creditors to provide consumers with account disclosures that are timely and in a form that is readily understandable.  The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit lenders from discrimination against any credit applicants, establish guidelines for gathering and evaluating credit information and require written notification when credit is denied.  Regulation AA, Unfair or Deceptive Acts or Practices, establishes consumer complaint procedures and defines unfair or deceptive practices in extending credit to consumers.  The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the U.S. Patriot Act and the Bank Secrecy Act, which require the Company to monitor account holders and account transactions, respectively. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose, initially and annually, to its customers, the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

      As of February 1, 2014, the Company employed approximately 10,000 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

Item 1A.     Risk Factors:

      An investment in our common stock involves numerous types of risks.  You should carefully consider the following risk factors, in addition to the other information contained in this report, including the disclosures under “Forward-looking Information” above in evaluating our Company and any potential investment in our common stock.  If any of the following risks or uncertainties occur, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock.  The risks and uncertainties described in this section are not the only ones facing us.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operating results and financial condition.

Risks Relating To Our Business:

If we are unable to anticipate, identify and respond to rapidly changing fashion trends and customer demands in a timely manner, our business and results of operations could materially suffer.

     Customer tastes and fashion trends, particularly for women’s apparel, are volatile, tend to change rapidly and cannot be predicted with certainty.  Our success depends in part upon our ability to consistently anticipate and respond to changing merchandise trends and consumer preferences in a timely manner.  Accordingly, any failure by us to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers.  If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would adversely affect our margins and results of operations.

     Existing and increased competition in the women’s retail apparel industry may negatively impact our business,     results of operations, financial condition and market share.

     The women’s retail apparel industry is highly competitive.  We compete primarily with discount stores, mass merchandisers, department stores, off-price retailers, specialty stores and internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have.  Many of our competitors offer frequent promotions and reduce their selling prices.   In some cases our competitors are expanding into markets in which we have a significant market presence.  As a result of this competition, including close-out sales and going-out-of-business sales by other women’s apparel retailers, we may experience pricing pressures, increased marketing expenditures, as well as loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

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

Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, and changes, disruptions, cost changes or other problems  affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business,  results of operations and financial condition.

      A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political, financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of additional regulations or changes in duties, quotas, tariffs, taxes or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations. Any changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business.  In addition, increased energy and transportation costs have caused us significant cost increases, and continued increases in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.  Furthermore, our dependence on third party vendors to manufacture and supply our merchandise subjects us to numerous risks that our vendors will fail to perform as we expect.  For example, the deterioration in any of our key vendors’ financial condition, their failure to ship merchandise in a timely manner that meets our specifications, or other failures to follow our vendor guidelines or comply with applicable laws and regulations, including compliant labor, environmental practices and product safety, could expose us to operational, quality, competitive, reputational and legal risks.  If we are not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.  Activities conducted by us or on our behalf outside the United States further subject us to numerous U.S. and international regulations and compliance risks, as discussed below under “Our business operations subject us to legal compliance and litigation risks that could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business.”

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which the Company may not be able to pass on to the customers.

      Vendors are increasingly passing on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and crop yields, as well as other factors.  Additionally, manufacturers are experiencing increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to the Company. Due to the Company’s limited flexibility in price point, the Company may not be able to pass on those cost increases to the consumer, which could have a material adverse effect on our results of operations and financial condition.

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

       A failure or disruption relating to our information technology systems could adversely affect our business.

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

     Our ability to open and operate new stores depends on many factors, some of which are beyond our control.  These factors include, but are not limited to, our ability to identify suitable store locations, negotiate acceptable lease terms, and hire and train appropriate store personnel.  In addition, our continued expansion into new regions of the country where we have not done business before may present new challenges in competition, distribution and merchandising as we enter these new markets. Our failure to successfully and timely execute our plans for opening new stores or the failure of these stores to perform up to our expectations could adversely affect our business, results of operations and financial condition.

The Company’s ability to successfully integrate new businesses into its existing business, to the extent it enters new lines of business in the future, will affect the Company’s financial condition and results of operations.

     The Company’s long-term business strategy includes growth through the development of new store concepts. This growth may require significant capital expenditures and management attention. The Company may not realize any of the anticipated benefits of a new business and integration costs may exceed anticipated amounts. We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful and that could potentially result in impairment charges. If we cannot successfully execute our growth strategies, our financial condition and results of operations may be adversely impacted.

A security breach that results in unauthorized disclosure of Company, employee or customer information could adversely affect our results of operations.

The protection of customer, employee, and company data is critical to the Company. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee or company information could severely damage the Company's reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company's business and financial condition. Despite measures the Company has taken to protect confidential information, there is no assurance that such measures will prevent the compromise of customer transaction processing capabilities and personal data. If any such compromise of the Company's information security were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

The Company’s failure to successfully operate its e-commerce website or fulfill customer expectations could adversely impact customer satisfaction, our reputation and our business.

      Although the Company's e-commerce platform provides another channel to drive incremental sales, provide existing customers the on-line shopping experience and introduce the Company to a new customer base, it also exposes us to numerous risks. We are subject to potential failures in the efficient and uninterrupted operation of our website, customer contact center or our distribution center, including system failures caused by telecommunication system providers, order volumes that exceed our present system capabilities, electrical outages, mechanical problems and human error.  Our e-commerce platform may also expose us to greater potential for security or data breaches involving the unauthorized disclosure of customer information, as discussed [above] under “A security breach that results in unauthorized disclosure of Company, employee or customer information could adversely affect our results of operations.” We are also subject to risk related to delays or failures in the performance of third parties, such as shipping companies, including delays associated with labor strikes or slowdowns or adverse weather conditions. If the Company does not successfully meet the challenges of operating an e-commerce website or fulfilling customer expectations, the Company's business and sales could be adversely affected.

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

       Our business operations subject us to legal compliance and litigation risks that could result in increased            costs or liabilities, divert our management’s attention or otherwise adversely affect our business.

     Our operations are subject to federal, state and local laws, rules and regulations, as well as U.S. and foreign laws and regulations relating to our activities in foreign countries from which we source our merchandise.  Our business is also subject to litigation risk in all of these jurisdictions, including foreign jurisdictions that may lack well-established or reliable legal systems for resolving legal disputes. Compliance risks and litigation claims have or may arise in the ordinary course of our business and include, among other issues, employment issues, commercial disputes, intellectual property issues, product-oriented matters, tax, customer relations and personal injury claims. International activities subject us to numerous U.S. and international regulations, including but not limited to, restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, environmental laws, records and information management regulations, tariffs and taxes and anti-corruption laws, such as the Foreign Corrupt Practices Act, violations of which by persons acting on the Company’s behalf may result in significant investigation costs and severe criminal or civil sanctions.  These and other liabilities to which we may be subject could negatively affect our business, operating results and financial condition. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

       If we fail to protect our trademarks and other intellectual property rights or infringe the intellectual property rights of others, our business, brand image, growth strategy, results of operations and financial condition could be adversely affected.

      We believe that our “Cato”, “It’s Fashion”, “It’s Fashion Metro” and “Versona” trademarks are integral to our store designs, brand recognition and our ability to successfully build consumer loyalty. Although we have registered these trademarks with the U.S. Patent and Trademark Office (“PTO”) and have also registered, or applied for registration of, additional trademarks with the PTO that we believe are important to our business, we cannot assure that these registrations will prevent imitation of our trademarks, merchandising concepts, store designs or private label merchandise or the infringement of our other intellectual property rights by others. Infringement of our names, concepts, store designs or merchandise generally, or particularly in a manner that projects lesser quality or carries a negative connotation of our image could adversely affect our business, financial condition and results of operations.

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

Maintaining and improving our internal control over financial reporting and other requirements necessary to operate as a public company may strain our resources, and any material failure in these controls may negatively impact our business, the price of our common stock and market confidence in our reported financial information.

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the rules of the SEC and New York Stock Exchange and certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rule-making that has been and will continue to be implemented over the next several years under the mandates of the Dodd-Frank Act. The requirements of these rules and regulations have, and may continue to, increase our compliance costs and place significant strain on our personnel, systems and resources. To satisfy the SEC’s rules implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test, monitor and enhance our internal control over financial reporting, which is a costly and time-consuming effort that must be re-evaluated frequently. We cannot give assurance that our disclosure controls and procedures and our internal control over financial reporting, as defined by applicable SEC rules, will be adequate in the future. Any failure to maintain the effectiveness of internal control over financial reporting or to comply with the other various laws and regulations to which we are and will continue to be subject, or to which we may become subject in the future, as a public company could have an adverse material impact on our business, our financial condition and the price of our common stock. In addition, our efforts to comply with these requirements, particularly with new requirements under the Dodd-Frank Act that have yet to be implemented, could significantly increase our compliance costs.

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

      In March 2010, United States government enacted healthcare reform legislation, known as the Patient Protection and Affordable Care Act. This legislation and related guidance expands the Company’s responsibility for providing employees with insurance coverage that meets minimum eligibility and coverage requirements or face, alternatively, beginning in 2015, penalties for failure to offer this coverage.  The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. This legislation is expected to take effect being phased in over several years, and could increase healthcare expenses for the Company and have an adverse effect on the Company's results of operations. The Company is still assessing its potential impact on healthcare expenses. However, to the extent we are required to provide health insurance benefits to our employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or pay penalties if we elect not to provide these benefits, our expenses will increase. If we are unable to offset these cost increases by raising our prices or cutting other costs, such increased expenses could materially and adversely affect our results of operations.

Risks Relating To The Market Value Of Our Common Stock:

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

      As of April 2, 2014, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 39% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations.  Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

Conditions in the stock market generally, or particularly relating to our Company or common stock, may materially and adversely affect the market price of our common stock and make its trading price more volatile.

      The trading price of our common stock at times has been, and is likely to continue to be, subject to significant volatility.  A variety of factors may cause the price of the common stock to fluctuate, perhaps substantially, including, but not limited to, those discussed elsewhere in this report, as well as the following: low trading volume; general market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock; announcements of developments related to our business; fluctuations in our reported operating results; general conditions in the fashion and retail industry; conditions affecting or perceived to affect the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates or the scope of coverage given to our Company by securities analysts; negative commentary regarding our Company and corresponding short-selling market behavior; adverse customer relations developments; significant changes in our senior management team; and legal proceedings.   Over the past several years the stock market in general, and the market for shares of equity securities of many retailers in particular, have experienced extreme price fluctuations that have at times been unrelated to the operating performance of those companies.  Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments:

     None.

Item 2.     Properties:

      The Company’s distribution center and general offices are located in a Company-owned building of approximately 552,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company’s automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 134,000 square feet. This includes a 60,000 square foot addition to the general offices which was completed in the fall of 2012. A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company’s existing location is used for receiving and distribution of store and office operating supplies. The Company also owns approximately 295 acres in York County, South Carolina, just south of Charlotte.

Item 3.     Legal Proceedings:

     From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business.  The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of April 2, 2014 are as follows:

Name	Age	Position

John P. D. Cato........................	63	Chairman, President and Chief Executive Officer
John R. Howe...........................	51	Executive Vice President, Chief Financial Officer
Sally Almason..........................	60	Executive Vice President, Merchandising Cato and Versona concepts
Michael T. Greer......................	51	Executive Vice President, Director of Stores
Gordon Smith...........................	58	Executive Vice President, Chief Real Estate and Store Development Officer

              John P. D. Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since January 2004, he has served as Chairman, President and Chief Executive Officer. From May 1999 to January 2004, he served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price concept, serving as Executive Vice President and as President and General Manager of the It’s Fashion concept from 1993 to August 1996. Mr. Cato is a former director of Harris Teeter Supermarkets, Inc.

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

            Michael T. Greer has been employed by the Company since 1985.  Since May 2006, he has served as Executive Vice President, Director of Stores of the Company.  From November 2004 until May 2006, he served as Senior Vice President, Director of Stores of the Company.  From February 2004 until November 2004, he served as Senior Vice President, Director of Stores of the Cato concept.  From 2002 to 2003 Mr. Greer served as Vice President, Director of Stores of the It’s Fashion concept. From 1999 to 2001 he served as Territorial Vice President of Stores of the Cato concept and from 1996 to 1999 he served as Regional Vice President of Stores of the Cato concept. From 1985 to 1995, Mr. Greer held various store operational positions in the Cato concept.

            Gordon Smith has been employed by the Company since 1989. Since July 2011, he has served as Executive Vice President, Chief Real Estate and Store Development Officer. From February 2008 until July 2011 Mr. Smith served as Senior Vice President, Real Estate. From October 1989 to February 2008, Mr. Smith served as Assistant Vice President, Corporate Real Estate.

Item 4.  Mine Safety Disclosures:

     No matters requiring disclosure.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2013 and 2012.

	Price
2013	High	Low	Dividend
First quarter ……………………………………………	$27.66	$22.43	$0.05
Second quarter …………………………………………	28.72	23.66	0.05
Third quarter …………………………………………..	30.75	25.16	0.05
Fourth quarter …………………………………………	34.28	27.96	0.05

	Price
2012	High	Low	Dividend
First quarter …………………………………………….	$29.19	$25.93	$0.23
Second quarter ………………………………………….	31.71	27.50	0.25
Third quarter ……………………………………………	31.75	27.50	0.25
Fourth quarter …………………………………………..	29.99	26.08	2.25

As of April 2, 2014 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/30/2009	83	53	62
1/29/2010	133	100	85
1/28/2011	162	123	111
1/27/2012	187	147	116
2/1/2013	212	184	134
1/31/2014	263	398	273

      The graph assumes an initial investment of $100 on January 30, 2009, the last trading day prior to the commencement of the Company’s 2009 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended February 1, 2014:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2013	-	$-	-
December 2013	-	-	-
January 2014	23,000	28.09	23,000
Total	23,000	$28.09	23,000	1,704,672

(1)   Prices include trading costs.

(2)   As of November 2, 2013, the Company’s share repurchase program had 1,727,672 shares remaining in open authorizations.  During the fourth quarter ending February 1, 2014, the company repurchased and retired 23,000 shares under this program for approximately $646,080 or an average market price of $28.09 per share. As of the fourth quarter ending February 1, 2014, the Company had 1,704,672 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

(3)   In February 2014, subsequent to the end of the fourth quarter, the Company repurchased 78,100 shares for approximately $2,139,917 or an average market price per share of $27.40.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended February 1, 2014 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2013	2012	2011	2010	2009

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$910,500	$933,782	$920,622	$913,079	$872,138
Other income	9,533	10,266	10,836	11,606	11,863
Total revenues	920,033	944,048	931,458	924,685	884,001
Cost of goods sold (exclusive of depreciation
shown below)	571,246	581,961	574,176	563,262	554,055
Selling, general and administrative (exclusive
of depreciation shown below)	245,868	244,327	238,982	250,763	245,444
Selling, general and administrative percent of
retail sales	27.0%	26.2%	26.0%	27.5%	28.1%
Depreciation	21,825	22,455	21,825	21,822	21,829
Interest expense	75	116	21	37	66
Interest and other income	(3,267)	(3,782)	(3,817)	(3,971)	(4,313)
Income before income taxes	84,286	98,971	100,271	92,772	66,920
Income tax expense	29,964	37,303	35,437	33,921	21,935
Net income	$54,322	$61,668	$64,834	$58,851	$44,985
Basic earnings per share	$1.86	$2.11	$2.21	$2.00	$1.53
Diluted earnings per share	$1.86	$2.11	$2.21	$2.00	$1.53
Cash dividends paid per share	$0.200	$2.980	$0.875	$0.720	$0.660

SELECTED OPERATING DATA:
Stores open at end of year	1,320	1,310	1,288	1,282	1,271
Average sales per store (2)	$692,000	$722,000	$716,000	$716,000	$678,000
Average sales per square foot of selling space	$154	$161	$162	$168	$165

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$245,256	$194,646	$245,989	$234,851	$200,915
Working capital	269,617	230,612	272,139	251,523	214,024
Total assets	596,918	532,646	551,089	532,759	492,063
Total stockholders’ equity	391,109	345,234	366,679	334,014	298,649
___________

(1) The fiscal year 2012 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	February 1, 2014	February 2, 2013	January 28, 2012
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	1.0	1.1	1.2
Total revenues ……………………………………………………….	101.0	101.1	101.2
Cost of goods sold …………………………………………………..	62.7	62.3	62.4
Selling, general and administrative………………………………….	27.0	26.2	26.0
Depreciation …………………………………………………………	2.4	2.4	2.4
Interest and other income ……………………………………………	(0.4)	(0.4)	(0.4)
Income before income taxes …………………………………………	9.3	10.6	10.9
Net income …………………………………………………………..	6.0%	6.6%	7.0%

Fiscal 2013 Compared to Fiscal 2012

      Retail sales decreased by 2.5% to $910.5 million in fiscal 2013 compared to $933.8 million in fiscal 2012. The fiscal year ended February 1, 2014 contained 52 weeks versus 53 weeks in fiscal year ended February 2, 2013. The decrease in retail sales in fiscal 2013 was largely attributable to one fewer week of sales and a same-store sales decrease of 3% from fiscal 2012, partially offset by sales from new stores. Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  E-commerce sales were less than 1% of sales in fiscal 2013 and are not included in the same-store sales calculation.  There were no e-commerce sales in fiscal 2012. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), decreased by 2.5% to $920.0 million in fiscal 2013 compared to $944.0 million in fiscal 2012. The Company operated 1,320 stores at February 1, 2014 compared to 1,310 stores operated February 2, 2013.

      In fiscal 2013, the Company opened 32 new stores, relocated five stores and closed 22 stores. The Company also launched its online shopping website, which is operated in-house.

      Other revenue in total decreased to $9.5 million from $10.3 million in fiscal 2012.  The decrease resulted primarily from lower credit revenue and finance charges and layaway charges.

      Credit revenue of $6.2 million represented 0.7% of total revenue in fiscal 2013, a decrease compared to fiscal 2012 credit revenue of $6.9 million or 0.7% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.6 million in fiscal 2013 compared to $3.9 million in fiscal 2012. The decrease in these expenses was principally due to a reduction in bad debt expense of $0.3 million.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $ 0.4 million from $ 3.0 million in fiscal 2012 to $ 2.6 million in fiscal 2013 due to lower credit revenue. Total credit income of $2.6 million in fiscal 2013 represented 3.1% of total income before taxes of $84.3 million compared to total credit income of $3.0 million in fiscal 2012 which represented 3.0% of fiscal 2012 total income before taxes.

      Cost of goods sold was $571.2 million, or 62.7% of retail sales, in fiscal 2013 compared to $582.0 million, or 62.3% of retail sales, in fiscal 2012. The increase in cost of goods sold as a percent of retail sales resulted primarily from higher occupancy costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) decreased by 3.6% to $339.3 million in fiscal 2013 from $351.8 million in fiscal 2012. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $245.9 million in fiscal 2013 compared to $244.3 million in fiscal 2012, an increase of 0.6%. As a percent of retail sales, SG&A was 27.0% compared to 26.2% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in store impairment charges and incentive compensation, partially offset by a decrease in payroll costs and advertising costs.

      Depreciation expense was $21.8 million in fiscal 2013 compared to $22.5 million in fiscal 2012. Depreciation expense decreased from fiscal 2012 due to older stores and IT projects being fully depreciated, partially offset by investments in store development, information technology investments, and the home office expansion.

      Interest and other income decreased to $3.3 million in fiscal 2013 compared to $3.8 million in fiscal 2012 was due to lower interest income driven by lower interest rates. Miscellaneous income and interest income were lower compared to fiscal 2012. See Note 2 of Notes to Consolidated Financial Statements for further details.

      Income tax expense was $30.0 million, or 3.3% of retail sales in fiscal 2013 compared to $37.3 million, or 4.0% of retail sales in fiscal 2012. The decrease resulted from a lower effective tax rate combined with lower pre-tax income. The effective tax rate was 35.6% in fiscal 2013 compared to 37.7% in fiscal 2012, due to a correction of an out of period adjustment in fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

      Retail sales increased by 1.4% to $933.8 million in fiscal 2012 compared to $920.6 million in fiscal 2011. The fiscal year ended February 2, 2013 contained 53 weeks versus 52 weeks in fiscal year ended January 28, 2012. The increase in retail sales in fiscal 2012 was largely attributable to sales from new store development partially offset by same-store sales decline.  Same-store sales decreased 4.0% from fiscal 2011. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 1.3% to $944.0 million in fiscal 2012 compared to $931.5 million in fiscal 2011. The Company operated 1,310 stores at February 2, 2013 compared to 1,288 stores operated January 28, 2012.

      In fiscal 2012, the Company opened 34 new stores, relocated nine stores and closed 12 stores.

      Other revenue in total, as included in total revenues in fiscal 2012, decreased to $10.3 million from $10.8 million in fiscal 2011.  The decrease resulted primarily from lower credit revenue and finance charges and layaway charges.

      Credit revenue of $6.9 million represented 0.7% of total revenue in fiscal 2012, a decrease compared to 2011 credit revenue of $7.7 million or 0.8% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.9 million in fiscal 2012 compared to $4.4 million in fiscal 2011. The decrease in these expenses was principally due to a reduction in bad debt expense of $0.5 million.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $ 0.2 million from $ 3.2 million in 2011 to $ 3.0 million in 2012 due to lower credit revenue. Total credit income of $3.0 million in 2012 represented 3.0% of total income before taxes of $99.0 million compared to total credit income of $3.2 million in 2011 which represented 3.2% of 2011 total income before taxes.

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

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $244.3 million in fiscal 2012 compared to $239.0 million in fiscal 2011, an increase of 2.2%. As a percent of retail sales, SG&A was 26.2% compared to 26.0% in the prior year. The overall dollar increase in SG&A resulted primarily from an increase in payroll costs, professional fees, losses on asset disposals, and store impairments partially offset by a decrease in accrued incentive compensation.

      Depreciation expense was $22.5 million in fiscal 2012 compared to $21.8 million in fiscal 2011. Depreciation expense increased from fiscal 2011 due to an increase in the Company’s store count and related investments in store development, information technology investments, and the completion of the home office expansion.

      Interest and other revenue remained flat at $3.8 million in fiscal 2012 compared to $3.8 million in fiscal 2011. Miscellaneous income and interest income were lower compared to fiscal 2011, partially offset by an increase in gains on the sales of investments. See Note 2 of Notes to Consolidated Financial Statements for further details

      Income tax expense was $37.3 million, or 4.0% of retail sales in fiscal 2012 compared to $35.4 million, or 3.8% of retail sales in fiscal 2011. The increase resulted from a higher effective tax rate partially offset by lower pre-tax income. The effective tax rate was 37.7% in fiscal 2012 compared to 35.3% in fiscal 2011, due to higher state taxes and a correction of an immaterial prior period error. See Note 1 of Notes to Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements

      Other than operating leases in the ordinary course of business, the Company is not a party to any off-balance sheet arrangements.

Critical Accounting Policies

     The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

      The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

Allowance for Doubtful Accounts

       The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts based on the accounts receivable aging and estimates of actual write-offs. The allowance is reviewed for adequacy and adjusted, as necessary, on a quarterly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be significantly impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

 Merchandise Inventories

      The Company’s inventory is valued using the weighted-average cost method and is stated at the lower of cost or market. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last physical inventory and the financial reporting date. The Company regularly reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory.

    Lease Accounting

      The Company recognizes rent expense on a straight-line basis over the lease term as defined in ASC 840 - Leases.  Our lease agreements generally provide for scheduled rent increases during the lease term or rent holidays, including rental payments commencing at a date other than the date of initial occupancy.  We include any rent escalation and rent holidays in our straight-line rent expense.  In addition, we record landlord allowances for normal tenant improvements as deferred rent, which is included in other noncurrent liabilities in the consolidated balance sheets.  This deferred rent is amortized over the lease term as a reduction of rent expense.  Also, leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term.  See Note 1 to the Consolidated Financial Statements for further information on the Company’s accounting for its leases.

    Impairment of Long-Lived Assets

      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which carrying value exceeds fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

     Insurance Liabilities

      The Company is primarily self-insured for health care, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to health care, workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to make adjustments to the provision for insurance costs that could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

     Uncertain Tax Positions

     The Company records liabilities for uncertain tax positions principally related to state income taxes as of the balance sheet date.  These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax codes, regulations, and pronouncements of the jurisdictions in which we do business.  Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions.  Despite the Company’s belief that the estimates and judgments are reasonable, differences between the estimated and actual tax liabilities can and do exist from time to time.  These differences may arise from settlements of tax audits, expiration of the statute of limitations, or the evolution and application of the various jurisdictional tax codes and regulations.  Any differences will be recorded in the period in which they become known and could have a material effect on the results of operations in the period the adjustment is recorded.

     Revenue Recognition

      While the Company’s recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. As discussed in Note 1 to the Consolidated Financial Statements, the Company recognizes sales from stores at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. E-Commerce sales are recorded when the risk of loss is transferred to the customer. Sales from purchases made with Cato credit, gift cards and layaway sales are also recorded when the customer takes possession of the merchandise. Gift cards are recorded as deferred revenue within accrued expenses until they are redeemed or forfeited. Layaway sales are recorded as deferred revenue within accrued expenses until the customer takes possession or forfeits the merchandise.  Gift cards do not have expiration dates. A provision is made for estimated product returns based on sales volumes and the Company’s experience; actual returns have not varied materially from amounts provided historically.

     The Company recognizes income on unredeemed gift cards (“gift card breakage”) as a component of other income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.  Gift card breakage income is analyzed and recognized on a quarterly basis and is not expected to be material.

      Finance revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2013 was $93.0 million as compared to $80.4 million in fiscal 2012. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.  In addition, the Company maintains $35.0 million of unsecured revolving credit facilities for short-term financing of seasonal cash needs, none of which was outstanding at February 1, 2014.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital.  The increase of $12.6 million for fiscal 2013 over fiscal 2012 is primarily due to an increase in accounts payable and a decrease in prepaid and other assets, partially offset by a decrease in net income.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2014 and for the foreseeable future.

      At February 1, 2014, the Company had working capital of $269.6 million compared to $230.6 million and $272.1 million at February 2, 2013 and January 28, 2012, respectively.  Additionally, the Company had $1.0 million, $1.0 million, and $2.0 million invested in privately managed investment funds and other miscellaneous equities for fiscal years 2013, 2012, and 2011, respectively, which are reported under Other assets in the Consolidated Balance Sheets.

      At February 1, 2014, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of revocable credits discussed below. The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 1, 2014. There were no borrowings outstanding under this credit facility during the fiscal year ended February 1, 2014 or the fiscal year ended February 2, 2013.

      The Company had approximately $0.4 million, $2.9 million, and $2.3 at February 1, 2014, February 2, 2013, and January 28, 2012, respectively, of outstanding revocable letters of credit relating to purchase commitments.

     Expenditures for property and equipment totaled $31.5 million, $45.2 million and $35.9 million in fiscal 2013, 2012 and 2011, respectively. The expenditures for fiscal 2013 were primarily for store development, investments in new technology, general office expansion, and land aquisition.  In fiscal 2014, the Company is planning to invest approximately $44.5 million in capital expenditures. This includes expenditures to open 30 new Cato stores, 10 new It’s Fashion stores, 24 new Versona Accessories stores, the relocation of 13 stores and the remodeling of 10 Cato stores.  In addition, the Company has planned for additional investments in technology and the renovation of the current office space.

      Net cash used in investing activities totaled $32.9 million for fiscal 2013 compared to net cash provided by investing activities of $2.1 million for fiscal 2012 and net cash used in investing activities of $59.7 million used for  fiscal 2011.  The increase in cash used was due primarily to expenditures for property and equipment and purchases of short-term investments, partially offset by sales of short-term investments.

     On February 27, 2014, the Board of Directors set the quarterly dividend at $0.30 per share.

      The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 1, 2014. The state, municipal and corporate bonds have contractual maturities which range from 14 days to 12.8 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 12 days to 1.6 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of Aa2. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

During the fourth quarter of fiscal 2013, the ARS yield was substantially less than the comparative bond discount rate for two consecutive periods. As a result, the Company wrote down the ARS to approximate fair value as determined by publicly available data of recent sales for the security to third parties. This resulted in a loss of $310,500 included in interest and other income (or changes in net assets) with respect to its ARS Portfolio as of February 1, 2014.

      The Company’s failed ARS is recorded at $3,139,500 which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was analyzed through the use of a discounted cash flow analysis and observations from previous trades. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered recent trading activity, the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

      The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

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

The following table shows the Company's obligations and commitments as of February 1, 2014, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2014	2015	2016	2017	2018	Thereafter
Merchandise letters of credit	$439	$439	$-	$-	$-	$-	$-
Operating leases	218,137	63,019	49,792	36,820	24,118	15,371	29,017
Total Contractual Obligations	$218,576	$63,458	$49,792	$36,820	$24,118	$15,371	$29,017
____________

(1)  In addition to the amounts shown in the table above, $9.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

During the first quarter of fiscal 2013, the Company adopted guidance that requires additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the footnotes of these reclassifications for each financial statement line item. This new guidance only impacts disclosures and as such will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In the first quarter of fiscal 2014, the Company will adopt new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry forward exists at the reporting date. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on the Company’s consolidated results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

     The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm..................................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012..............................................................	32

Consolidated Balance Sheets at February 1, 2014 and February 2, 2013 .............................................	33

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 ..................................................................................................................... and January 28, 2012	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.............................................................................................	36

Notes to Consolidated Financial Statements.........................................................................................	37

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended February 1, 2014,
February 2, 2013 and January 28, 2012.............................................................................................

S-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index and appearing on page 64 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Charlotte, North Carolina April 2, 2014

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$910,500	$933,782	$920,622
Other income (principally finance charges,
late fees and layaway charges)	9,533	10,266	10,836
Total revenues	920,033	944,048	931,458

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	571,246	581,961	574,176
Selling, general and administrative (exclusive
of depreciation shown below)	245,868	244,327	238,982
Depreciation	21,825	22,455	21,825
Interest expense	75	116	21
Interest and other income	(3,267)	(3,782)	(3,817)
Cost and expenses, net	835,747	845,077	831,187

Income before income taxes	84,286	98,971	100,271

Income tax expense	29,964	37,303	35,437

Net income	$54,322	$61,668	$64,834

Basic earnings per share	$1.86	$2.11	$2.21

Diluted earnings per share	$1.86	$2.11	$2.21

Dividends per share	$0.200	$2.980	$0.875

Comprehensive income:
Net income	$54,322	$61,668	$64,834
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
($26), ($69), and $406 for fiscal 2013, 2012
and 2011 respectively	(43)	(115)	660
Comprehensive income	$54,279	$61,553	$65,494

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79,427	$31,069
Short-term investments	161,128	157,578
Restricted cash and investments	4,701	5,999
Accounts receivable, net of allowance for doubtful accounts of $1,743 at
February 1, 2014 and $2,053 at February 2, 2013	39,224	40,016
Merchandise inventories	150,861	140,738
Deferred income taxes	4,720	4,631
Prepaid expenses	6,687	10,183
Total Current Assets	446,748	390,214
Property and equipment – net	141,129	134,227
Noncurrent deferred income taxes	1,373	-
Other assets	7,668	8,205
Total Assets	$596,918	$532,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111,514	$99,247
Accrued expenses	45,763	43,773
Accrued bonus and benefits	4,999	2,290
Accrued income taxes	14,855	14,292
Total Current Liabilities	177,131	159,602
Deferred income taxes	-	3,330
Other noncurrent liabilities (primarily deferred rent)	28,678	24,480

Commitments and contingencies:	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 27,498,216 and 27,543,376 shares issued at
February 1, 2014 and February 2, 2013 respectively	917	918
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,743,525 shares at February 1, 2014 and
1,743,525 shares at February 2, 2013	58	58
Additional paid-in capital	80,463	76,594
Retained earnings	308,893	266,843
Accumulated other comprehensive income	778	821
Total Stockholders' Equity	391,109	345,234
Total Liabilities and Stockholders’ Equity	$596,918	$532,646

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(Dollars in thousands)
Operating Activities:
Net income	$54,322	$61,668	$64,834
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	21,825	22,455	21,825
Provision for doubtful accounts	1,009	1,259	1,723
Purchase premium and premium amortization of investments	(873)	-	-
Share based compensation	3,007	2,796	2,559
Excess tax benefits from share-based compensation	(88)	(509)	(417)
Deferred income taxes	(4,766)	(5,540)	(1,944)
Loss on disposal of property and equipment	1,665	1,747	743
Impairment of store assets	2,646	2,011	-
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(217)	1,749	(5,044)
Merchandise inventories	(10,123)	(10,356)	13,646
Prepaid and other assets	2,969	(5,689)	(1,968)
Accrued income taxes	651	(343)	3,700
Accounts payable, accrued expenses and other liabilities	20,932	9,103	(18,316)
Net cash provided by operating activities	92,959	80,351	81,341

Investing Activities:
Expenditures for property and equipment	(31,542)	(45,175)	(35,890)
Purchase of short-term investments	(65,455)	(108,662)	(109,098)
Sales of short-term investments	62,766	156,642	85,796
Change in restricted cash and investments provided (used)	1,298	(674)	(499)
Net cash provided (used) in investing activities	(32,933)	2,131	(59,691)

Financing Activities:
Dividends paid	(5,853)	(87,222)	(25,715)
Repurchase of common stock	(6,429)	(367)	(10,622)
Proceeds from employee stock purchase plan	394	723	488
Excess tax benefits from share-based compensation	88	509	417
Proceeds from stock options exercised	132	51	45
Net cash provided (used) in financing activities	(11,668)	(86,306)	(35,387)

Net increase (decrease) in cash and cash equivalents	48,358	(3,824)	(13,737)

Cash and cash equivalents at beginning of period	31,069	34,893	48,630
Cash and cash equivalents at end of period	$79,427	$31,069	$34,893

Non-cash investing activity
Accrued plant and equipment	$4,315	$2,819	$-

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 29, 2011	$925	$58	$68,537	$264,217	$276	334,013
Comprehensive income:
Net income	-	-	-	64,834	-	64,834
Unrealized losses on available-for-sale securities, net of deferred
income tax liability of $406	-	-	-		660	660
Dividends paid ($0.875 per share)	-	-	-	(25,715)	-	(25,715)
Class A common stock sold through employee stock purchase
plan — 23,975 shares	1	-	571	-	-	572
Class A common stock sold through stock option plans —
4,875 shares	-	-	290	-	-	290
Class A common stock issued through restricted stock grant plans
85,556 shares	3	-	2,459	12	-	2,474
Windfall tax benefit from equity compensation plans		-	173	-	-	173
Repurchase and retirement of treasury shares – 453,655 shares	(15)	-	-	(10,607)	-	(10,622)

Balance — January 28, 2012	$914	$58	$72,030	$292,741	$936	366,679
Comprehensive income:
Net income	-	-	-	61,668	-	61,668
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($69)	-	-	-	-	(115)	(115)
Dividends paid ($2.98 per share)	-	-	-	(87,222)	-	(87,222)
Class A common stock sold through employee stock purchase
plan — 32,995 shares	1	-	849	-	-	850
Class A common stock sold through stock option plans —
5,750 shares	-	-	562	-	-	562
Class A common stock issued through restricted stock grant plans
98,743 shares	3	-	2,644	23	-	2,670
Windfall tax benefit from equity compensation plans	-	-	509		-	509
Repurchase and retirement of treasury shares – 12,997 shares	-	-	-	(367)	-	(367)

Balance — February 2, 2013	$918	$58	$76,594	$266,843	$821	$345,234
Comprehensive income:
Net income	-	-	-	54,322	-	54,322
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($26)	-	-	-	-	(43)	(43)
Dividends paid ($0.20 per share)	-	-	-	(5,853)	-	(5,853)
Class A common stock sold through employee stock purchase
plan — 19,070 shares	1	-	463	-	-	464
Class A common stock sold through stock option plans —
9,050 shares	-	-	145	-	-	145
Class A common stock issued through restricted stock grant plans
198,017 shares	7	-	2,915	1	-	2,923
Windfall tax benefit from equity compensation plans	-	-	346	-	-	346
Repurchase and retirement of treasury shares – 271,296 shares	(9)	-	-	(6,420)	-	(6,429)

Balance — February 1, 2014	$917	$58	$80,463	$308,893	$778	$391,109

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

     Principles of Consolidation: The consolidated financial statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

     Description of Business and Fiscal Year:  The Company has two reportable segments — the operation of a fashion specialty stores segment (“Retail Segment”) and a credit card segment (“Credit Segment”). The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona Accessories” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31.

     Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

     Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Short-Term Investments:    Investments with original maturities beyond three months are classified as short-term investments. See Note 3 for the Company’s estimated fair value of, and other information regarding, its short-term investments. The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified on the Consolidated Balance Sheets as Current Assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of Accumulated other comprehensive income. Other than temporary declines in the fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of Interest and other income in the accompanying Consolidated Statements of Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.

During the fourth quarter of 2013, we discovered that we had improperly netted our purchases and sales activity for our investments within cash flows related to investing activities in prior periods. In addition, we had also improperly classified the premiums and amortization of premiums on those investments in cash flows related to investing activities when they should have been in cash flows related to operating activities. The presentation of these amounts was corrected in the current period financial statements and was immaterial to all prior periods presented

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash and Investments:  The Company has $4.7 million in escrow at February 1, 2014 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 were $34,238,000, $43,124,000 and $34,290,000, respectively.

     Inventories: Merchandise inventories are stated at the lower of cost or market as determined by the weighted-average cost method.

     Property and Equipment: Property and equipment are recorded at cost. Maintenance and repairs are expensed to operations as incurred; renewals and betterments are capitalized. Depreciation is determined on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements.  Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.  For leases with renewal periods at the Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five year option period) to determine estimated useful lives.  Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information technology equipment and software	3-10 years

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which the carrying value exceeds the fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2013 were $2,646,000.  Store asset impairment charges incurred in fiscal 2012 were $2,011,000.  Store asset impairment charges incurred in fiscal 2011 were de minimis.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales from stores are also recorded when the customer takes possession of the merchandise.  E-Commerce sales are recorded when the risk of loss is transferred to the customer. Gift cards are recorded as deferred revenue until they are redeemed or forfeited.  Layaway sales are recorded as deferred revenue until the customer takes possession or forfeits the merchandise.  Gift cards do not have expiration dates.  A provision is made for estimated merchandise returns based on sales volumes and the Company’s experience; actual returns have not varied materially from historical amounts.

     In fiscal 2013, 2012 and 2011, the Company recognized $370,000, $500,000 and $470,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

     The Company offers its own credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. Finance income is recognized as earned under the interest method and late charges are recognized in the month in which they are assessed, net of provisions for estimated uncollectible amounts. The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts based on the aging of accounts and estimates of actual write-offs. Finance revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method.  Late fees are recognized as earned, less provisions for estimated uncollectible fees.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $5,741,000, $6,186,000 and $7,056,000 for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

     Stock Repurchase Program:  For fiscal year ending February 1, 2014, the Company had 1,704,672 shares remaining in open authorization. There is no specified expiration date for the Company’s repurchase program.

     Earnings Per Share: ASC 260 - Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Consolidated Statements of Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

      Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Fiscal Year Ended

	February 1, 2014	February 2, 2013	January 28, 2012

Numerator	(Dollars in thousands)
Net earnings	$54,322	$61,668	$64,834
Earnings allocated to non-vested equity awards	(884)	(894)	(1,016)
Net earnings available to common stockholders	$53,438	$60,774	$63,818

Denominator
Basic weighted average common shares outstanding	28,767,615	28,796,815	28,896,355
Dilutive effect of stock options and restricted stock	5,063	3,563	4,930
Diluted weighted average common shares outstanding	28,772,678	28,800,378	28,901,285

Net income per common share
Basic earnings per share	$1.86	$2.11	$2.21
Diluted earnings per share	$1.86	$2.11	$2.21

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income Taxes: The Company files a consolidated federal income tax return. Income taxes are provided based on the asset and liability method of accounting, whereby deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

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

     Insurance: The Company is self-insured with respect to employee health care, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $325,000 for employee healthcare, $350,000 for workers’ compensation and $250,000 for general liability.

     Fair Value of Financial Instruments: The Company’s carrying values of financial instruments, such as cash and cash equivalents, short-term investments, restricted cash and short-term investments, approximate their fair values due to their short terms to maturity and/or their variable interest rates.

     Stock Based Compensation: The Company records compensation expense associated with restricted stock and other forms of equity compensation in accordance with ASC 718 - Compensation – Stock Compensation.  Compensation cost associated with stock awards recognized in all years presented includes: 1) amortization related to the remaining unvested portion of all stock awards based on the grant date fair value and 2) adjustments for the effects of actual forfeitures versus initial estimated forfeitures.

Recent Accounting Pronouncements

During the first quarter of fiscal 2013, the Company adopted guidance that requires additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the footnotes of these reclassifications for each financial statement line item. This new guidance only impacts disclosures and as such will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In the first quarter of fiscal 2014, the Company will adopt new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry forward exists at the reporting date. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on the Company’s consolidated results of operations or cash flows.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012

Dividend income	$(17)	$(19)	$(16)
Interest income	(1,288)	(1,518)	(1,618)
Miscellaneous income	(1,686)	(1,852)	(1,943)
Net gain on investment sales	(276)	(393)	(240)
Interest and other income	$(3,267)	$(3,782)	$(3,817)

3.  Short-Term Investments:

      At February 1, 2014, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at February 1, 2014 and February 2, 2013 (in thousands).

	February 1, 2014			February 2, 2013
	Debt securities			Debt securities
	issued by various			issued by various
	states of the United			states of the United
	States and political	Corporate		States and political	Corporate
	subdivisions of	debt		subdivisions of	debt
	the states	securities	Total	the states	securities	Total
Cost basis	157,358	2,795	160,153	148,605	7,989	156,594
Unrealized gains	971	4	975	980	46	1,026
Unrealized (loss)	-	-	-	(42)	-	(42)
Estimated fair value	$158,329	$2,799	$161,128	$149,543	$8,035	$157,578

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at February 1, 2014 and February 2, 2013 (in thousands).

	February 1, 2014			February 2, 2013

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$978	$(368)	$610	$990	$(372)	$618
Equity Investments	270	(102)	168	326	(123)	203
Total	$1,248	$(470)	$778	$1,316	$(495)	$821

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of February 1, 2014 and February 2, 2013.

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 1, 2014	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$159,074	$-	$159,074	$-
Corporate Bonds	2,799	-	2,799	-
Auction Rate Securities (ARS)	3,140	-	-	3,140
U.S. Treasury Notes	3,405	3,405	-	-
Cash Surrender Value of Life Insurance	2,957	-	-	2,957
Privately Managed Funds	392	-	-	392
Corporate Equities	585	585	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$172,452	$4,090	$161,873	$6,489

Liabilities:
Deferred Compensation	(3,298)	-	-	(3,298)
Total Liabilities	$(3,298)	$-	$-	$(3,298)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

State/Municipal Bonds	$151,377	$-	$151,377	$-
Corporate Bonds	8,035	-	8,035	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
U.S. Treasury Notes	3,906	3,906	-	-
Cash Surrender Value of Life Insurance	2,051	-	-	2,051
Privately Managed Funds	561	-	-	561
Corporate Equities	474	474	-	-
Certificates of Deposit	100	100	-	-
Total	$169,954	$4,480	$159,412	$6,062

Liabilities:
Deferred Compensation	(2,178)	-	-	(2,178)
Total Liabilities	$(2,178)	$-	$-	$(2,178)

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 1, 2014. The state, municipal and corporate bonds have contractual maturities which range from 14 days to 12.8 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 12 days to 1.6 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, at February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of Aa2. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

During the fourth quarter of fiscal 2013, the ARS yield was substantially less than the comparative bond discount rate for two consecutive periods. As a result, the Company wrote down the ARS to approximate fair value as determined by publicly available data of recent sales for the security to third parties. This resulted in a loss of $310,500 included in interest and other income (or changes in net assets) with respect to its ARS Portfolio as of February 1, 2014.

      The Company’s failed ARS is recorded at $3,139,500 which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was analyzed through the use of a discounted cash flow analysis and observations from previous trades. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered recent trading activity, the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

      The Company’s privately managed funds consist of two types of funds.  The privately managed funds cannot be redeemed at net asset value at a specific date without advance notice.  As a result, the Company has classified the investments as Level 3.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of February 1, 2014 and February 2, 2013 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(122)	-	(122)
Additions	-	-	775	775
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(311)	121	131	(59)
Included in other comprehensive income	-	(168)	-	(168)
Ending Balance at February 1, 2014	$3,140	$392	$2,957	$6,489

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(863)	(863)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(257)	(257)
Ending Balance at February 1, 2014	$(3,298)	$(3,298)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at January 28, 2012	$3,450	$1,604	$-	$5,054
Redemptions	-	(1,041)	-	(1,041)
Additions			1,932	1,932
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	-	119	119
Included in other comprehensive income	-	(2)	-	(2)
Ending Balance at February 2, 2013	$3,450	$561	$2,051	$6,062

	Fair Value Measurements Using Significant Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 28, 2012	$-	$-
Additions	(2,001)	(2,001)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(177)	(177)
Ending Balance at February 2, 2013	$(2,178)	$(2,178)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantitative information regarding the significant unobservable inputs related to the ARS as of February 1, 2014 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.66 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.14%

Quantitative information regarding the significant unobservable inputs related to the ARS as of February 2, 2013 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.66 Years
	of cash flows	Yield	0.23%
		Comparative bond discount rate	0.21%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate could result in a lower fair value.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		February 1, 2014	February 2, 2013

	Customer accounts — principally deferred payment accounts	$27,414	$29,936
	Miscellaneous trade receivables	13,553	12,133

	Total	40,967	42,069
	Less allowance for doubtful accounts	1,743	2,053

	Accounts receivable — net	$39,224	$40,016

      Finance charge and late charge revenue on customer deferred payment accounts totaled $6,220,000, $6,929,000 and $7,716,000 for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively, and charges against the allowance for doubtful accounts were approximately $1,009,000, $1,259,000 and $1,723,000 for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		February 1, 2014	February 2, 2013

	Land and improvements	$7,851	$6,980
	Buildings	27,269	25,948
	Leasehold improvements	94,185	86,540
	Fixtures and equipment	208,902	199,815
	Information technology equipment and software	58,705	57,378
	Construction in progress	12,300	9,004

	Total	409,212	385,665
	Less accumulated depreciation	268,083	251,438

	Property and equipment — net	$141,129	$134,227

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		February 1, 2014	February 2, 2013

	Accrued payroll and related items	$7,608	$7,929
	Property and other taxes	15,285	14,011
	Accrued self-insurance	10,605	9,706
	Other	12,265	12,127

	Total	$45,763	$43,773

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Financing Arrangements

As of February 1, 2014, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of revocable credits discussed below.  During 2013, the revolving credit agreement was amended and extended to August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 1, 2014.  There were no borrowings outstanding under this credit facility during the periods ended February 1, 2014, February 2, 2013 or January 28, 2012.  The weighted average interest rate under the credit facility was zero at February 1, 2014 due to no borrowings during the year.

At February 1, 2014, February 2, 2013 and January 28, 2012, the Company had approximately $0.4 million, $2.9 million and $2.3 million, respectively, of outstanding revocable letters of credit relating to purchase commitments.

9.  Stockholders’ Equity:

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

      The Company’s certificate of incorporation provides that shares of Class B Common Stock may be transferred only to certain “Permitted Transferees” consisting generally of the lineal descendants of holders of Class B Stock, trusts for their benefit, corporations and partnerships controlled by them and the Company’s employee benefit plans. Any transfer of Class B Common Stock in violation of these restrictions, including a transfer to the Company, results in the automatic conversion of the transferred shares of Class B Common Stock held by the transferee into an equal number of shares of Class A Common Stock.

      On March 24, 2014, the Company paid a quarterly dividend of $0.30 per share.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 were approximately $1,196,000, $1,186,000 and $1,200,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $887,000 for year ended February 1, 2014. The Company’s contribution for the year ended February 2, 2013 was $508,000 and year ended January 28, 2012 was $514,000.

      The Company is primarily self-insured for health care.  These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company funds health care contributions to a third party provider.

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

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2014	$63,019
2015	49,792
2016	36,820
2017	24,118
2018	15,371
Thereafter	29,017

Total minimum lease payments	$218,137

The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Fiscal Year Ended

Minimum rentals	$61,889	$59,887	$56,671
Contingent rent	4	16	28

Total rental expense	$61,893	$59,903	$56,699

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes:

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of February 1, 2014, the Company had gross unrecognized tax benefits totaling approximately $9.2 million, of which approximately $6.5 million would affect the effective tax rate if recognized.  The Company had approximately $5.4 million, $5.0 million and $4.7 million of interest and penalties accrued related to uncertain tax positions as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $927,000, $899,000 and $956,000 of interest and penalties in the Consolidated Statement of Income and Comprehensive Income for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2010.  In state and local tax jurisdictions, the Company has limited exposure before 2004.  During the next 12 months, various state and local taxing authorities’ statues of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range can not be determined.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Fiscal Year Ended
Balances, beginning	$8,892	$8,689	$8,343
Additions for tax positions of the current year	1,209	1,222	1,118
Additions for tax positions prior years	-	-	250
Reduction for tax positions of prior years for:
Settlements during the period	(464)	(581)	(685)
Lapses of applicable statue of limitations	(423)	(438)	(337)
Balance, ending	$9,214	$8,892	$8,689

The provision for income taxes consists of the following (in thousands):
	February 1, 2014	February 2, 2013	January 28, 2012
Fiscal Year Ended
Current income taxes:
Federal	$31,699	$38,415	$29,048
State	3,032	4,429	3,181
Total	34,731	42,844	32,229
Deferred income taxes:
Federal	(4,260)	(4,952)	2,867
State	(507)	(589)	341
Total	(4,767)	(5,541)	3,208
Total income tax expense	$29,964	$37,303	$35,437

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company's deferred tax assets and liabilities as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

		February 1, 2014	February 2, 2013
Deferred tax assets:
Allowance for doubtful accounts		$598	$772
Inventory valuation		2,349	1,232
Deferred lease liability		2,940	4,174
Non-deductible accrued liabilities		1,133	1,355
Other taxes		1,668	1,564
Federal benefit of uncertain tax positions		4,292	3,910
Equity compensation expense		3,246	2,728
Accrued Bonus		800	-
Other		2,065	1,952
Total deferred tax assets		19,091	17,687
Deferred tax liabilities
Property and equipment		8,690	12,425
Unrealized gains on short-term investments		469	495
Health care expense		1,383	1,150
Other		2,456	2,316
Total deferred tax liabilities		12,998	16,386
Net deferred tax liabilities (assets)		$(6,093)	$(1,301)

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
Fiscal Year Ended
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.8	3.2	1.7
Tax credits	(1.4)	(1.1)	(1.0)
Tax exempt interest	(0.5)	(0.5)	(0.5)
Effects of permanent differences	0.1	0.1	(0.1)
Other	(0.4)	1.0	0.2
Effective income tax rate	35.6%	37.7%	35.3%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Data (Unaudited):

	Summarized quarterly financial results are as follows (in thousands, except per share data):

	Fiscal 2013	First	Second	Third	Fourth
	Total revenues	$269,698	$231,718	$201,043	$217,574
	Gross profit (exclusive of depreciation)	112,797	86,768	72,256	76,966
	Net income	30,839	14,775	4,885	3,823
	Basic earnings per share	$1.05	$0.51	$0.17	$0.13
	Diluted earnings per share	$1.05	$0.51	$0.17	$0.13

	Fiscal 2012	First	Second	Third	Fourth
	Total revenues	$275,344	$234,063	$200,005	$234,636
	Gross profit (exclusive of depreciation)	117,512	91,604	69,606	83,365
	Net income	31,723	17,333	4,669	7,944
	Basic earnings per share	$1.09	$0.59	$0.16	$0.27
	Diluted earnings per share	$1.09	$0.59	$0.16	$0.27

As discussed in Note 1, the company has corrected its consolidated financial statements by recording the following out of period adjustments in fiscal year 2012.: (1) corrected its accounting for accrued landlord insurance by recording additional pre-tax expense of $1.2 million in 2012 which originated prior to fiscal year 2008; (2) corrected fiscal year 2011 federal income tax expense by recording an additional $1.1 million of income tax expense in 2012; and (3) corrected prior period state income tax expense of $0.6 million in 2012, of which $0.5 million originated in fiscal year 2011 and $0.1 million in fiscal year 2010. The Company has assessed the materiality of these errors and concluded that the errors were not material to any of the current or previously issued financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Reportable Segment Information

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona Accessories and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its retail operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

The Company’s retail operating segments have similar economic characteristics and similar operating, financial and competitive risks.  They are similar in nature of product, as they all offer women’s apparel, shoes and accessories.  Merchandise inventory of the Company’s operating segments is sourced from the same countries and some of the same vendors, using similar production processes.  Clients of the Company’s operating segments have similar characteristics.  Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner through the Company’s single distribution center and is subsequently distributed to clients in a similar manner.

The Company operates its women’s fashion specialty retail stores in 32 states as of February 1, 2014, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes certain segment information (in thousands):

Fiscal 2013	Retail	Credit	Total

Revenues	$913,813	$6,220	$920,033
Depreciation	21,785	40	21,825
Interest and other income	(3,267)	-	(3,267)
Income before taxes	81,709	2,577	84,286
Total assets	524,908	72,010	596,918
Capital expenditures	31,423	119	31,542

Fiscal 2012	Retail	Credit	Total

Revenues	$937,119	$6,929	$944,048
Depreciation	22,404	51	22,455
Interest and other income	(3,782)	-	(3,782)
Income before taxes	95,972	2,999	98,971
Total assets	463,527	69,119	532,646
Capital expenditures	44,924	251	45,175

Fiscal 2011	Retail	Credit	Total

Revenues	$923,742	$7,716	$931,458
Depreciation	21,785	40	21,825
Interest and other income	(3,817)	-	(3,817)
Income before taxes	97,037	3,234	100,271
Total assets	471,397	79,692	551,089
Capital expenditures	35,804	86	35,890

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012

Bad debt expense	$1,009	$1,259	$1,723
Payroll	907	919	954
Postage	744	751	757
Other expenses	943	950	1,008

Total expenses	$3,603	$3,879	$4,442

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock Based Compensation:

      As of February 1, 2014, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees. The 2013 Incentive Compensation Plan and 2004 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of February 1, 2014:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 2, 2013	20,127	443,566	-	463,693
February 1, 2014	-	-	1,489,152	1,489,152

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five year vesting period. As of February 1, 2014, there was $8,298,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of  2.6 years.  The total fair value of the shares recognized as compensation expense during the twelve months ended February 1, 2014, February 2, 2013 and January 28, 2012 was $2,924,000, $2,669,000 and $2,475,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the years ended February 1, 2014, February 2, 2013 and January 28, 2012:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 29, 2011	509,456	$20.32
Granted	102,449	25.41
Vested	(128,103)	20.53
Forfeited or expired	(22,461)	21.33

Restricted stock awards at January 28, 2012	461,341	$21.44
Granted	110,397	28.23
Vested	(114,172)	18.83
Forfeited or expired	(17,420)	24.95

Restricted stock awards at February 2, 2013	440,146	$23.70
Granted	214,637	23.57
Vested	(121,692)	19.82
Forfeited or expired	(27,468)	24.71

Restricted stock awards at February 1, 2014	505,623	$24.52

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month periods ended February 1, 2014, the Company sold 19,070 shares to employees at an average discount of $3.65 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $70,000, $128,000 and $84,000 for fiscal years 2013, 2012 and 2011, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of changes in stock options outstanding during the year ended February 1, 2014.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Options outstanding at February 2, 2013	9,550	$13.47	2.12 years	$136,185
Granted	20,127	-
Forfeited or expired	-
Exercised	(9,050)	-
Outstanding at February 1, 2014	20,627	$23.33	9.04 years	$163,000
Vested and exercisable at February 1, 2014	500	$14.17	0.67 years	$8,500

During fiscal 2013, 20,127 options were granted. No options were granted in fiscal 2012 and 2011. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

The total intrinsic value of options exercised during the years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $112,000, $79,000 and $57,000, respectively.

The stock option expense was $13,000 for the twelve months ended February 1, 2014 and zero for the twelve months ended February 2, 2013 and January 28, 2012.

            Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years, and expire no later than ten years after the grant date.

16.     Commitments and Contingencies:

      The Company does not have any guarantees with third parties.

      The Company is a defendant in legal proceedings considered to be in the normal course of business.  The resolution of such currently pending matters, individually or collectively, are not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of February 1, 2014:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2013	$821
Other comprehensive income before
reclassification	125

Amounts reclassified from accumulated
other comprehensive income (b)	(168)

Net current-period other comprehensive income	(43)

Ending Balance at February 1, 2014	$778

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

(b) Includes $269 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $101.

Amounts in parentheses indicate a debit/reduction to OCI.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of February 2, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2012	$936
Other comprehensive income before
reclassification	(98)

Amounts reclassified from accumulated
other comprehensive income (b)	(17)

Net current-period other comprehensive income	(115)

Ending Balance at February 2, 2013	$821

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to OCI.

(b) Includes $27 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $10.

Amounts in parentheses indicate a debit/reduction to OCI.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 1, 2014.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of February 1, 2014, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014 based on the Internal Control – Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 1, 2014.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 1, 2014, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2014 annual stockholders’ meeting (the “2014 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2013 Executive Compensation,” “Fiscal 2013 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2014 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 1, 2014.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a)) (2)

Equity compensation plans approved
by security holders	20,627	$23.33	1,737,917
Equity compensation plans not
approved by security holders	-	-	-
Total	20,627	$23.33	1,737,917

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2013
Incentive Compensation Plan, 1,489,152 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 248,765 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence :

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2014 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2014 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm ..............................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.............................................................	32

Consolidated Balance Sheets at February 1, 2014 and February 2, 2013...........................................	33

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.....................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012...........................................................................................	35

Notes to Consolidated Financial Statements....................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts..........................................................................	S-2

      All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes thereto.

      (3) Index to Exhibits: The following exhibits listed in the Index below are filed with this report or, as noted, incorporated by reference herein.  The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Corporate Secretary, The Cato Corporation, 8100 Denmark Road, Charlotte, NC 28273 and the payment of $.50 per page to help defray the costs of handling, copying and postage.  In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov.  You may also read and copy any such document at the SEC’s public reference room located at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549 under the Company’s SEC file number (1–31340).

Exhibit
Number	Description of Exhibit

3.1

Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.
4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.2*	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).
10.3*	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10.4*	2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188993).
10.5*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.6*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.7*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.8*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.9*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
10.10*	Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 19, 2011.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended February 1, 2014, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2012, February 2, 2013 and January 28, 2012; (ii) Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (v) Notes to Consolidated Financial Statements.

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
Jeffrey R. Shock Senior Vice President Controller

                        Date: April 2, 2014

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2014 by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

			Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at January 29, 2011	$2,985		$6,519
Additions charged to costs and expenses	1,723		5,062
Additions (reductions) charged to other accounts	609	(c)	(961)
Deductions	(2,955)	(d)	(4,288)

Balance at January 28, 2012	2,362		6,332
Additions charged to costs and expenses	1,259		3,525
Additions (reductions) charged to other accounts	756	(c)	1,974
Deductions	(2,324)	(d)	(3,744)

Balance at February 2, 2013	$2,053		$8,087
Additions charged to costs and expenses	1,221		4,497
Additions (reductions) charged to other accounts	425	(c)	(611)
Deductions	(1,956)	(d)	(2,861)

Balance at February 1, 2014	$1,743		$9,112

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation and General Liability.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.