Form 10-K/A
period 2014-02-01
CATO CORP
filed 2014-04-10
CIK 18255

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

     Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

                                                                                                            (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 3, 2013, the last business day of the Company’s most recent second quarter, was $780,410,915 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of February 1, 2014, there were 27,498,216 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2014 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2014 (“Original Form 10-K”), to amend and restate in its entirety the body of the Original Form 10-K (the cover page and Parts I-IV) to correct typographical errors resulting from html conversion issues that substituted certain extraneous characters for items of punctuation, such as quotation marks, apostrophes, dashes, dot leaders and similar items, in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are included as exhibits hereto.

Other than these typographical corrections, no other changes have been made to the Original Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.  Amendment No. 1 should be read in conjunction with the Original Form 10-K.

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business...............................................................................................................	3 – 8
Item 1A.	Risk Factors…………………………………………………………………………...	8 – 15
Item 1B.	Unresolved Staff Comments………………………………………………….……….	15
Item 2.	Properties…………………………………………………………………..….………	16
Item 3.	Legal Proceedings…………………………………………………………….……….	16
Item 3A.	Executive Officers of the Registrant…………………………………………………..	16 – 17
Item 4.	Mine Safety Disclosures………………………………………………………………	17

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………………...	18 – 20
Item 6.	Selected Financial Data………………………………………………………………..	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations…………………………………………………………………………..	22 –29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk…………………………	29
Item 8.	Financial Statements and Supplementary Data………………………………………...	30 – 57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure……………………………………………………………………………...	58
Item 9A.	Controls and Procedures……………………………………………………………….	58
Item 9B.	Other Information……………………………………………………………………....	58

PART III
Item 10.	Directors, Executive Officers and Corporate Governance…………………………….	58
Item 11.	Executive Compensation………………………………………………………………	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……………………………………………………………………	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence………...	60
Item 14.	Principal Accountant Fees and Services………………………………………………	60

PART IV
Item 15.	Exhibits and Financial Statement Schedules…………………………………………..	60 – 64

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 31, 2015 (“fiscal 2014”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in, or uncertainties regarding, prevailing U.S. and global economic, political or financial market conditions; changes in other factors that drive consumer or corporate confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 1, 2014 (“fiscal 2013”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,320 fashion specialty stores at February 1, 2014, in 32 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona Accessories.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato concept’s stores and e-commerce website feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona Accessories concept offers quality fashion jewelry, accessories and key apparel items at exceptional values every day.  The Company’s stores range in size from 2,000 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 9% of retail sales in fiscal 2013. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 800 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2013, purchases from the Company’s largest vendor accounted for approximately 5% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases most of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, and changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2009.

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2009………………….……...………….	1,281	35	45	1,271
2010………………….……...………….	1,271	37	26	1,282
2011……………………….……...…….	1,282	38	32	1,288
2012…………....………….……...…….	1,288	34	12	1,310
2013………….………...….……...…….	1,310	32	22	1,320

     The Company expects to open 64 new stores during fiscal 2014. The expected new store openings include 30 Cato stores, 10 It’s Fashion stores and 24 Versona Accessories stores.  The Company anticipates closing up to 17 stores by year end.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 4.3%, 4.5% and 4.8% of retail sales in fiscal 2013, 2012 and 2011 respectively. The Company’s net bad debt expense was 3.9%, 4.3% and 5.3% of credit sales in fiscal 2013, 2012 and 2011, respectively.

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

The Company’s failure to successfully operate its e-commerce website or fulfill customer expectations could adversely impact customer satisfaction, our reputation and our business.

      Although the Company's e-commerce platform provides another channel to drive incremental sales, provide existing customers the on-line shopping experience and introduce the Company to a new customer base, it also exposes us to numerous risks. We are subject to potential failures in the efficient and uninterrupted operation of our website, customer contact center or our distribution center, including system failures caused by telecommunication system providers, order volumes that exceed our present system capabilities, electrical outages, mechanical problems and human error.  Our e-commerce platform may also expose us to greater potential for security or data breaches involving the unauthorized disclosure of customer information, as discussed [above] under “A security breach that results in unauthorized disclosure of Company, employee or customer information could adversely affect our results of operations.” We are also subject to risk related to delays or failures in the performance of third parties, such as shipping companies, including delays associated with labor strikes or slowdowns or adverse weather conditions. If the Company does not successfully meet the challenges of operating an e-commerce website or fulfilling customer expectations, the Company's business and sales could be adversely affected.

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

      In March 2010, United States government enacted healthcare reform legislation, known as the Patient Protection and Affordable Care Act. This legislation and related guidance expands the Company’s responsibility for providing employees with insurance coverage that meets minimum eligibility and coverage requirements or face, alternatively, beginning in 2015, penalties for failure to offer this coverage.  The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. This legislation is expected to take effect being phased in over several years, and could increase healthcare expenses for the Company and have an adverse effect on the Company's results of operations. The Company is still assessing its potential impact on healthcare expenses. However, to the extent we are required to provide health insurance benefits to our employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or pay penalties if we elect not to provide these benefits, our expenses will increase. If we are unable to offset these cost increases by raising our prices or cutting other costs, such increased expenses could materially and adversely affect our results of operations.

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

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of April 2, 2014 are as follows:

Name	Age	Position

John P. D. Cato………………...	63	Chairman, President and Chief Executive Officer
John R. Howe………………….	51	Executive Vice President, Chief Financial Officer
Sally Almason…………………	60	Executive Vice President, Merchandising Cato and Versona concepts
Michael T. Greer………………	51	Executive Vice President, Director of Stores
Gordon Smith………………….	58	Executive Vice President, Chief Real Estate and Store Development Officer

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

	Price
2013	High	Low	Dividend
First quarter ……………………………………………	$27.66	$22.43	$0.05
Second quarter …………………………………………	28.72	23.66	0.05
Third quarter …………………………………………..	30.75	25.16	0.05
Fourth quarter …………………………………………	34.28	27.96	0.05

	Price
2012	High	Low	Dividend
First quarter …………………………………………….	$29.19	$25.93	$0.23
Second quarter ………………………………………….	31.71	27.50	0.25
Third quarter ……………………………………………	31.75	27.50	0.25
Fourth quarter …………………………………………..	29.99	26.08	2.25

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

      The graph assumes an initial investment of $100 on January 30, 2009, the last trading day prior to the commencement of the Company’s 2009 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended February 1, 2014:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2013	-	$-	-
December 2013	-	-	-
January 2014	23,000	28.09	23,000
Total	23,000	$28.09	23,000	1,704,672

(1)   Prices include trading costs.

(2)   As of November 2, 2013, the Company’s share repurchase program had 1,727,672 shares remaining in open authorizations.  During the fourth quarter ending February 1, 2014, the company repurchased and retired 23,000 shares under this program for approximately $646,080 or an average market price of $28.09 per share. As of the fourth quarter ending February 1, 2014, the Company had 1,704,672 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

Fiscal Year (1)	2013	2012	2011	2010	2009

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$910,500	$933,782	$920,622	$913,079	$872,138
Other income	9,533	10,266	10,836	11,606	11,863
Total revenues	920,033	944,048	931,458	924,685	884,001
Cost of goods sold (exclusive of depreciation
shown below)	571,246	581,961	574,176	563,262	554,055
Selling, general and administrative (exclusive
of depreciation shown below)	245,868	244,327	238,982	250,763	245,444
Selling, general and administrative percent of
retail sales	27.0%	26.2%	26.0%	27.5%	28.1%
Depreciation	21,825	22,455	21,825	21,822	21,829
Interest expense	75	116	21	37	66
Interest and other income	(3,267)	(3,782)	(3,817)	(3,971)	(4,313)
Income before income taxes	84,286	98,971	100,271	92,772	66,920
Income tax expense	29,964	37,303	35,437	33,921	21,935
Net income	$54,322	$61,668	$64,834	$58,851	$44,985
Basic earnings per share	$1.86	$2.11	$2.21	$2.00	$1.53
Diluted earnings per share	$1.86	$2.11	$2.21	$2.00	$1.53
Cash dividends paid per share	$0.200	$2.980	$0.875	$0.720	$0.660

SELECTED OPERATING DATA:
Stores open at end of year	1,320	1,310	1,288	1,282	1,271
Average sales per store (2)	$692,000	$722,000	$716,000	$716,000	$678,000
Average sales per square foot of selling space	$154	$161	$162	$168	$165

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$245,256	$194,646	$245,989	$234,851	$200,915
Working capital	269,617	230,612	272,139	251,523	214,024
Total assets	596,918	532,646	551,089	532,759	492,063
Total stockholders’ equity	391,109	345,234	366,679	334,014	298,649
___________

(1) The fiscal year 2012 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	February 1, 2014	February 2, 2013	January 28, 2012
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	1.0	1.1	1.2
Total revenues ……………………………………………………….	101.0	101.1	101.2
Cost of goods sold …………………………………………………..	62.7	62.3	62.4
Selling, general and administrative………………………………….	27.0	26.2	26.0
Depreciation …………………………………………………………	2.4	2.4	2.4
Interest and other income ……………………………………………	(0.4)	(0.4)	(0.4)
Income before income taxes …………………………………………	9.3	10.6	10.9
Net income …………………………………………………………..	6.0%	6.6%	7.0%

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

Critical Accounting Policies

     The Company’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2014 and for the foreseeable future.

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

     Expenditures for property and equipment totaled $31.5 million, $45.2 million and $35.9 million in fiscal 2013, 2012 and 2011, respectively. The expenditures for fiscal 2013 were primarily for store development, investments in new technology, general office expansion, and land aquisition.  In fiscal 2014, the Company is planning to invest approximately $44.5 million in capital expenditures. This includes expenditures to open 30 new Cato stores, 10 new It’s Fashion stores, 24 new Versona Accessories stores, the relocation of 13 stores and the remodeling of 10 Cato stores.  In addition, the Company has planned for additional investments in technology and the renovation of the current office space.

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

      Additionally, at February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

      The Company’s failed ARS is recorded at $3,139,500 which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was analyzed through the use of a discounted cash flow analysis and observations from previous trades. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered recent trading activity, the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

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

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm…………………………………..	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012……………………………..……	32

Consolidated Balance Sheets at February 1, 2014 and February 2, 2013 ……………………	33

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013and January 28, 2012………………………………………………………	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012…………………………………………………….…	36

Notes to Consolidated Financial Statements……………………………………………………	37

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012…………………………………………………………	64

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

Charlotte, North Carolina April 2, 2014

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$910,500	$933,782	$920,622
Other income (principally finance charges,
late fees and layaway charges)	9,533	10,266	10,836
Total revenues	920,033	944,048	931,458

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	571,246	581,961	574,176
Selling, general and administrative (exclusive
of depreciation shown below)	245,868	244,327	238,982
Depreciation	21,825	22,455	21,825
Interest expense	75	116	21
Interest and other income	(3,267)	(3,782)	(3,817)
Cost and expenses, net	835,747	845,077	831,187

Income before income taxes	84,286	98,971	100,271

Income tax expense	29,964	37,303	35,437

Net income	$54,322	$61,668	$64,834

Basic earnings per share	$1.86	$2.11	$2.21

Diluted earnings per share	$1.86	$2.11	$2.21

Dividends per share	$0.200	$2.980	$0.875

Comprehensive income:
Net income	$54,322	$61,668	$64,834
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
($26), ($69), and $406 for fiscal 2013, 2012
and 2011 respectively	(43)	(115)	660
Comprehensive income	$54,279	$61,553	$65,494

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79,427	$31,069
Short-term investments	161,128	157,578
Restricted cash and investments	4,701	5,999
Accounts receivable, net of allowance for doubtful accounts of $1,743 at
February 1, 2014 and $2,053 at February 2, 2013	39,224	40,016
Merchandise inventories	150,861	140,738
Deferred income taxes	4,720	4,631
Prepaid expenses	6,687	10,183
Total Current Assets	446,748	390,214
Property and equipment – net	141,129	134,227
Noncurrent deferred income taxes	1,373	-
Other assets	7,668	8,205
Total Assets	$596,918	$532,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111,514	$99,247
Accrued expenses	45,763	43,773
Accrued bonus and benefits	4,999	2,290
Accrued income taxes	14,855	14,292
Total Current Liabilities	177,131	159,602
Deferred income taxes	-	3,330
Other noncurrent liabilities (primarily deferred rent)	28,678	24,480

Commitments and contingencies:	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 27,498,216 and 27,543,376 shares issued at
February 1, 2014 and February 2, 2013 respectively	917	918
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,743,525 shares at February 1, 2014 and
1,743,525 shares at February 2, 2013	58	58
Additional paid-in capital	80,463	76,594
Retained earnings	308,893	266,843
Accumulated other comprehensive income	778	821
Total Stockholders' Equity	391,109	345,234
Total Liabilities and Stockholders’ Equity	$596,918	$532,646

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(Dollars in thousands)
Operating Activities:
Net income	$54,322	$61,668	$64,834
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	21,825	22,455	21,825
Provision for doubtful accounts	1,009	1,259	1,723
Purchase premium and premium amortization of investments	(873)	-	-
Share based compensation	3,007	2,796	2,559
Excess tax benefits from share-based compensation	(88)	(509)	(417)
Deferred income taxes	(4,766)	(5,540)	(1,944)
Loss on disposal of property and equipment	1,665	1,747	743
Impairment of store assets	2,646	2,011	-
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(217)	1,749	(5,044)
Merchandise inventories	(10,123)	(10,356)	13,646
Prepaid and other assets	2,969	(5,689)	(1,968)
Accrued income taxes	651	(343)	3,700
Accounts payable, accrued expenses and other liabilities	20,932	9,103	(18,316)
Net cash provided by operating activities	92,959	80,351	81,341

Investing Activities:
Expenditures for property and equipment	(31,542)	(45,175)	(35,890)
Purchase of short-term investments	(65,455)	(108,662)	(109,098)
Sales of short-term investments	62,766	156,642	85,796
Change in restricted cash and investments provided (used)	1,298	(674)	(499)
Net cash provided (used) in investing activities	(32,933)	2,131	(59,691)

Financing Activities:
Dividends paid	(5,853)	(87,222)	(25,715)
Repurchase of common stock	(6,429)	(367)	(10,622)
Proceeds from employee stock purchase plan	394	723	488
Excess tax benefits from share-based compensation	88	509	417
Proceeds from stock options exercised	132	51	45
Net cash provided (used) in financing activities	(11,668)	(86,306)	(35,387)

Net increase (decrease) in cash and cash equivalents	48,358	(3,824)	(13,737)

Cash and cash equivalents at beginning of period	31,069	34,893	48,630
Cash and cash equivalents at end of period	$79,427	$31,069	$34,893

Non-cash investing activity
Accrued plant and equipment	$4,315	$2,819	$-

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 29, 2011	$925	$58	$68,537	$264,217	$276	334,013
Comprehensive income:
Net income	-	-	-	64,834	-	64,834
Unrealized losses on available-for-sale securities, net of deferred
income tax liability of $406	-	-	-		660	660
Dividends paid ($0.875 per share)	-	-	-	(25,715)	-	(25,715)
Class A common stock sold through employee stock purchase
plan — 23,975 shares	1	-	571	-	-	572
Class A common stock sold through stock option plans —
4,875 shares	-	-	290	-	-	290
Class A common stock issued through restricted stock grant plans
85,556 shares	3	-	2,459	12	-	2,474
Windfall tax benefit from equity compensation plans		-	173	-	-	173
Repurchase and retirement of treasury shares – 453,655 shares	(15)	-	-	(10,607)	-	(10,622)

Balance — January 28, 2012	$914	$58	$72,030	$292,741	$936	366,679
Comprehensive income:
Net income	-	-	-	61,668	-	61,668
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($69)	-	-	-	-	(115)	(115)
Dividends paid ($2.98 per share)	-	-	-	(87,222)	-	(87,222)
Class A common stock sold through employee stock purchase
plan — 32,995 shares	1	-	849	-	-	850
Class A common stock sold through stock option plans —
5,750 shares	-	-	562	-	-	562
Class A common stock issued through restricted stock grant plans
98,743 shares	3	-	2,644	23	-	2,670
Windfall tax benefit from equity compensation plans	-	-	509		-	509
Repurchase and retirement of treasury shares – 12,997 shares	-	-	-	(367)	-	(367)

Balance — February 2, 2013	$918	$58	$76,594	$266,843	$821	$345,234
Comprehensive income:
Net income	-	-	-	54,322	-	54,322
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($26)	-	-	-	-	(43)	(43)
Dividends paid ($0.20 per share)	-	-	-	(5,853)	-	(5,853)
Class A common stock sold through employee stock purchase
plan — 19,070 shares	1	-	463	-	-	464
Class A common stock sold through stock option plans —
9,050 shares	-	-	145	-	-	145
Class A common stock issued through restricted stock grant plans
198,017 shares	7	-	2,915	1	-	2,923
Windfall tax benefit from equity compensation plans	-	-	346	-	-	346
Repurchase and retirement of treasury shares – 271,296 shares	(9)	-	-	(6,420)	-	(6,429)

Balance — February 1, 2014	$917	$58	$80,463	$308,893	$778	$391,109

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

     Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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

Restricted Cash and Investments:  The Company has $4.7 million in escrow at February 1, 2014 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     In fiscal 2013, 2012 and 2011, the Company recognized $370,000, $500,000 and $470,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Insurance: The Company is self-insured with respect to employee health care, workers’ compensation and general liability. The Company’s self-insurance liabilities are based on the total estimated cost of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates. The Company has stop-loss insurance coverage for individual claims in excess of $325,000 for employee healthcare, $350,000 for workers’ compensation and $250,000 for general liability.

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

3.  Short-Term Investments:

      At February 1, 2014, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, at February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction.  All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At February 2, 2013, the Company had $0.6 million of privately managed funds, $0.5 million of corporate equities, and a single ARS of $3.5 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

      The Company’s failed ARS is recorded at $3,139,500 which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was analyzed through the use of a discounted cash flow analysis and observations from previous trades. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered recent trading activity, the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of February 1, 2014 and February 2, 2013 (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		February 1, 2014	February 2, 2013

	Customer accounts — principally deferred payment accounts	$27,414	$29,936
	Miscellaneous trade receivables	13,553	12,133

	Total	40,967	42,069
	Less allowance for doubtful accounts	1,743	2,053

	Accounts receivable — net	$39,224	$40,016

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

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		February 1, 2014	February 2, 2013

	Land and improvements	$7,851	$6,980
	Buildings	27,269	25,948
	Leasehold improvements	94,185	86,540
	Fixtures and equipment	208,902	199,815
	Information technology equipment and software	58,705	57,378
	Construction in progress	12,300	9,004

	Total	409,212	385,665
	Less accumulated depreciation	268,083	251,438

	Property and equipment — net	$141,129	$134,227

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		February 1, 2014	February 2, 2013

	Accrued payroll and related items	$7,608	$7,929
	Property and other taxes	15,285	14,011
	Accrued self-insurance	10,605	9,706
	Other	12,265	12,127

	Total	$45,763	$43,773

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 1, 2014, February 2, 2013 and January 28, 2012 were approximately $1,196,000, $1,186,000 and $1,200,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $887,000 for year ended February 1, 2014. The Company’s contribution for the year ended February 2, 2013 was $508,000 and year ended January 28, 2012 was $514,000.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes:

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of February 1, 2014, the Company had gross unrecognized tax benefits totaling approximately $9.2 million, of which approximately $6.5 million would affect the effective tax rate if recognized.  The Company had approximately $5.4 million, $5.0 million and $4.7 million of interest and penalties accrued related to uncertain tax positions as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $927,000, $899,000 and $956,000 of interest and penalties in the Consolidated Statement of Income and Comprehensive Income for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2010.  In state and local tax jurisdictions, the Company has limited exposure before 2004.  During the next 12 months, various state and local taxing authorities’ statues of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range can not be determined.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company operates its women’s fashion specialty retail stores in 32 states as of February 1, 2014, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

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

During fiscal 2013, 20,127 options were granted. No options were granted in fiscal 2012 and 2011. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

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

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

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

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014 based on the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 1, 2014.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 1, 2014, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2014 annual stockholders’ meeting (the “2014 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2013 Executive Compensation,” “Fiscal 2013 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2014 Proxy Statement is incorporated by reference in response to this Item.

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

Under the Company’s stock incentive plan, referred to as the 2013
Incentive Compensation Plan, 1,489,152 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 248,765 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions and Director Independence :

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2014 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2014 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm ……………………………………….................................................................................................................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012………………………………………..................................................................................................................................................	32

Consolidated Balance Sheets at February 1, 2014 and February 2, 2013…………………………................................................................................................................................................	33

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012………………………………….…………………….................................................................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012………………………………………………………………..	35

Notes to Consolidated Financial Statements…………………………………………………………….........................................................................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts……………………………………………………..........................................................................................................................................	64

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

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.
4.1	Rights Agreement dated December 18, 2003, incorporated by reference to Exhibit 4.1 to Form 8-A12G of the Registrant filed December 22, 2003 and as amended in Form 8-A12B/A filed on January 6, 2004.
10.2+	1999 Incentive Compensation Plan dated August 26, 1999, incorporated by reference to Exhibit 4.3 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).
10.3+	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10.4+	2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188993).
10.5+	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.6+	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.7+	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.8+	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.9+	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
10.10+	Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 19, 2011.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1***	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2***	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1***	Section 1350 Certification of Chief Executive Officer.
32.2***	Section 1350 Certification of Chief Financial Officer.
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended February 1, 2014, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (ii) Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (v) Notes to Consolidated Financial Statements.

**Previously filed as an exhibit to our Original Form 10-K.
***Filed electronically herewith.
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

Date: April 10, 2014

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