Form 10-Q
period 2014-05-03
CATO CORP
filed 2014-06-03
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of May 3, 2014, there were 26,282,502 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 3, 2014

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended May 3, 2014 and May 4, 2013

Condensed Consolidated Balance Sheets		3
At May 3, 2014, February 1, 2014 and May 4, 2013

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended May 3, 2014 and May 4, 2013

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months Ended May 3, 2014 and May 4, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29 - 33

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 3, 2014	May 4, 2013

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$282,462	$267,181
Other revenue (principally finance charges, late fees and
layaway charges)	2,270	2,517
Total revenues	284,732	269,698

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	164,363	156,901
Selling, general and administrative (exclusive of depreciation
shown below)	67,487	59,389
Depreciation	5,452	5,449
Interest and other income	(742)	(875)
Cost and expenses, net	236,560	220,864

Income before income taxes	48,172	48,834

Income tax expense	18,166	17,995

Net income	$30,006	$30,839

Basic earnings per share	$1.04	$1.05

Diluted earnings per share	$1.04	$1.05

Dividends per share	$0.30	$0.05

Comprehensive income:
Net income	$30,006	$30,839
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of ($32) and $67 for May 3, 2014	(51)	111
and May 4, 2013, respectively
Comprehensive income	$29,955	$30,950

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 3, 2014	February 1, 2014	May 4, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79,468	$79,427	$65,355
Short-term investments	159,286	161,128	161,095
Restricted cash and investments	4,699	4,701	4,816
Accounts receivable, net of allowance for doubtful accounts of
$1,732, $1,743 and $2,039 at May 3, 2014, February 1, 2014
and May 4, 2013 respectively	41,036	39,224	40,059
Merchandise inventories	129,652	150,861	126,268
Deferred income taxes	4,752	4,720	4,564
Prepaid expenses	10,522	6,687	10,526
Total Current Assets	429,415	446,748	412,683
Property and equipment – net	142,989	141,129	137,018
Noncurrent deferred income taxes	1,375	1,373	-
Other assets	9,458	7,668	10,506
Total Assets	$583,237	$596,918	$560,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$96,816	$111,514	$85,264
Accrued expenses	44,258	45,763	44,605
Accrued bonus and benefits	6,009	4,999	1,104
Accrued income taxes	32,479	14,855	31,312
Total Current Liabilities	179,562	177,131	162,285
Deferred income taxes	-	-	3,330
Other noncurrent liabilities (primarily deferred rent)	30,170	28,678	24,938

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 1,000,000 shares
authorized, none issued	-	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 26,282,502 shares, 27,498,216 shares and 27,518,498 shares at May 3, 2014, February 1, 2014 and
May 4, 2013 respectively	876	917	917
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
May 3, 2014, February 1, 2014 and May 4, 2013	58	58	58
Additional paid-in capital	81,324	80,463	77,296
Retained earnings	290,520	308,893	290,451
Accumulated other comprehensive income	727	778	932
Total Stockholders' Equity	373,505	391,109	369,654
Total Liabilities and Stockholders’ Equity	$583,237	$596,918	$560,207

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 3, 2014	May 4, 2013

	(Dollars in thousands)

Operating Activities:
Net income	$30,006	$30,839
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,452	5,449
Provision for doubtful accounts	307	382
Purchase premium and premium amortization of investments	296	(1,394)
Share-based compensation	555	467
Excess tax benefits from share-based compensation	(55)	(12)
Deferred income taxes	(2)	-
Loss on disposal of property and equipment	118	249
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(2,119)	(425)
Merchandise inventories	21,209	14,470
Prepaid and other assets	(5,615)	(2,598)
Accrued income taxes	17,679	17,032
Accounts payable, accrued expenses and other liabilities	(13,704)	(16,764)
Net cash provided by operating activities	54,127	47,695

Investing Activities:
Expenditures for property and equipment	(7,423)	(5,605)
Purchase of short-term investments	(8,905)	(21,639)
Sales of short-term investments	10,354	19,648
Change in restricted cash and investments	2	1,183
Net cash used in investing activities	(5,972)	(6,413)

Financing Activities:
Dividends paid	(8,748)	(1,464)
Repurchase of common stock	(39,681)	(5,774)
Proceeds from employee stock purchase plan	260	206
Excess tax benefits from share-based compensation	55	12
Proceeds from stock options exercised	-	24
Net cash used in financing activities	(48,114)	(6,996)

Net increase in cash and cash equivalents	41	34,286

Cash and cash equivalents at beginning of period	79,427	31,069
Cash and cash equivalents at end of period	$79,468	$65,355

Non-cash investing activity
Accrued property and equipment	$(3,314)	$(2,884)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 3, 2014 and May 4, 2013 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 1, 2014.  Amounts as of February 1, 2014 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

During the fourth quarter of 2013, the Company discovered that it had improperly netted purchases and sales activity for investments within cash flows related to investing activities in prior periods. In addition, the Company had also improperly classified the premiums and amortization of premiums on those investments in cash flows related to investing activities when it should have been in cash flows related to operating activities.  The Condensed Consolidated Statement of Cash Flows for the three months ended May 3, 2014 has been revised to correct the presentation of the amounts, which resulted in a decrease to Net cash provided by operating activities and a corresponding decrease to Net cash provided (used) in investing activities of $1.4 million dollars. The revision is not deemed material to the prior period consolidated financial statements.

On May 20, 2014, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

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

	Three Months Ended
	May 3, 2014	May 4, 2013
	(Dollars in thousands)
Numerator
Net earnings	$30,006	$30,839
Earnings allocated to non-vested equity awards	(509)	(468)
Net earnings available to common stockholders	$29,497	$30,371

Denominator
Basic weighted average common shares outstanding	28,335,395	28,832,579
Dilutive effect of stock options	713	2,881
Diluted weighted average common shares outstanding	28,336,108	28,835,460

Net income per common share
Basic earnings per share	$1.04	$1.05
Diluted earnings per share	$1.04	$1.05

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended May 3, 2014:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and Losses on
Available-for-Sale
Securities
Beginning Balance at February 1, 2014	$778
Other comprehensive income before
reclassification	(33)

Amounts reclassified from accumulated
other comprehensive income (b)	(18)

Net current-period other comprehensive income	(51)

Ending Balance at May 3, 2014	$727

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes $29 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $11.

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended May 4, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and Losses on
Available-for-Sale
Securities
Beginning Balance at February 2, 2013	$821
Other comprehensive income before
reclassification	153

Amounts reclassified from accumulated
other comprehensive income (b)	(42)

Net current-period other comprehensive income	111

Ending Balance at May 4, 2013	$932

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes $66 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $24.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 3, 2014, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 3, 2014.  There were no borrowings outstanding under this credit facility during the periods ended May 3, 2014, February 1, 2014 or May 4, 2013.  The weighted average interest rate under the credit facility was zero at May 3, 2014 due to no borrowings during the year.

At May 3, 2014, February 1, 2014 and May 4, 2013, the Company had approximately $0.6 million, $0.4 million and $2.3 million, respectively, of outstanding revocable letters of credit related to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona Accessories and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its retail operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10 if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of May 3, 2014, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 3, 2014	Retail	Credit	Total

Revenues	$ 283,257	$ 1,475	$ 284,732
Depreciation	5,439	13	5,452
Interest and other income	(742)	-	(742)
Income before taxes	47,690	482	48,172
Total assets	516,613	66,624	583,237
Capital expenditures	4,116	-	4,116

Three Months Ended
May 4, 2013	Retail	Credit	Total

Revenues	$ 268,079	$ 1,619	$ 269,698
Depreciation	5,436	13	5,449
Interest and other income	(875)	-	(875)
Income before taxes	48,334	500	48,834
Total assets	494,752	65,455	560,207
Capital expenditures	5,605	-	5,605

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013

Bad debt expense	$307	$382
Payroll	206	231
Postage	191	199
Other expenses	276	294

Total expenses	$980	$1,106

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 6 – STOCK BASED COMPENSATION:

As of May 3, 2014, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of May 1, 2013, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of May 3, 2014:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 1, 2014	-	-	1,488,902	1,488,902
May 3, 2014	-	-	1,282,189	1,282,189

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 3, 2014, February 1, 2014 and May 4, 2013, there was $13,318,000, $8,298,000  and $10,706,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 3.4 years, 2.6 years and 3.9 years, respectively. The total fair value of the shares recognized as compensation expense during the three months ended May 3, 2014 was $506,000 compared to $430,000 for the three months ended May 4, 2013.  These expenses are classified as a component of Selling, general and administrative expenses (exclusive of depreciation) in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of restricted stock outstanding during the three months ended May 3, 2014:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2014	505,623	$24.52
Granted	206,713	28.25
Vested	(108,155)	22.41
Forfeited or expired	(7,623)	24.96
Restricted stock awards at May 3, 2014	596,558	$26.19

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 3, 2014 and May 4, 2013, the Company sold 11,286 and 10,058 shares to employees at an average discount of $4.06 and $3.62 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $46,000 and $37,000 for the three months ended May 3, 2014 and May 4, 2013, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of May 3, 2014, February 1, 2014 and May 4, 2013.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 3, 2014	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$155,428	$-	$155,428	$-
Corporate Bonds	4,598	-	4,598	-
Auction Rate Securities (ARS)	3,140	-	-	3,140
U.S. Treasury Notes	1,503	1,503	-	-
Cash Surrender Value of Life Insurance	3,568	-	-	3,568
Privately Managed Funds	358	-	-	358
Corporate Equities	595	595	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$169,290	$2,198	$160,026	$7,066

Liabilities:
Deferred Compensation	(3,852)	-	-	(3,852)
Total Liabilities	$(3,852)	$-	$-	$(3,852)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 3, 2014, February 1, 2014 and May 4, 2013.  The state, municipal and corporate bonds have contractual maturities which range from 12 days to 12.6 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 4 months to 1.4 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at May 3, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction, and deferred compensation plan assets of $3.6 million.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.1 million and deferred compensation plan assets of $3.0 million.  At May 4, 2013, the Company had $0.5 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.4 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of A. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

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
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of May 3, 2014 and May 4, 2013 (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	-	(42)	-	(42)
Additions	-	-	519	519
Total gains or (losses)
Included in interest and other
income (or changes in net assets)	-	1	92	93
Included in other comprehensive income	-	7	-	7
Ending Balance at May 3, 2014	$3,140	$358	$3,568	$7,066

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(345)	(345)
Total (gains) or losses
Included in interest and other
income (or changes in net assets)	(209)	(209)
Included in other comprehensive income	-	-
Ending Balance at May 3, 2014	$(3,852)	$(3,852)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(45)	-	(45)
Additions			292	292
Total gains or (losses)
Included in interest and other
income (or changes in net assets)	-	7	68	75
Included in other comprehensive income	-	-	-	-
Ending Balance at May 4, 2013	$3,450	$523	$2,411	$6,384

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(223)	(223)
Total (gains) or losses
Included in interest and other
income (or changes in net assets)	(92)	(92)
Ending Balance at May 4, 2013	$(2,493)	$(2,493)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

Quantitative information regarding the significant unobservable inputs related to the ARS as of May 3, 2014 and May 4, 2013 were as follows:

May 3, 2014
Fair Value	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.4 Years
	of cash flows	Yield	0.18%
		Comparative bond discount rate	0.14%

May 4, 2013
Fair Value	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.4 Years
	of cash flows	Yield	0.28%
		Comparative bond discount rate	0.14%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield or an increase to the comparative bond discount rate could result in a lower fair value.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 3, 2014 AND MAY 4, 2013

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In the first quarter of fiscal 2014, the Company adopted new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry forward exists at the reporting date. The new guidance had no impact on the Company’s consolidated results of operations or cash flows.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2014 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in, or uncertainties regarding, prevailing U.S. and global economic, political or financial market conditions; changes in other factors that drive consumer or corporate confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K/A for the fiscal year ended February 1, 2014 (“fiscal 2013”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 1, 2014. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 3, 2014	May 4, 2013
Total retail sales	100.0%	100.0%
Other revenue	0.8	0.9
Total revenues	100.8	100.9
Cost of goods sold (exclusive of depreciation)	58.2	58.7
Selling, general and administrative (exclusive of depreciation)	23.9	22.2
Depreciation	1.9	2.0
Interest and other income	(0.3)	(0.3)
Income before income taxes	17.1	18.3
Net income	10.6	11.5

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First Quarter of 2014 with 2013

Total retail sales for the first quarter were $282.5 million compared to last year’s first quarter sales of $267.2 million, a 5.7% increase.  Same-store sales increased 3.0% in the first quarter of fiscal 2014 due to a better Easter season and warmer weather in April. Same store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 1% of sales for the first quarter of fiscal 2014 and are not included in the same-store sales calculation.  There were no e-commerce sales for the first quarter of fiscal 2013.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $284.7 million for the first quarter ended May 3, 2014, compared to $269.7 million for the first quarter ended May 4, 2013. The Company operated 1,324 stores at May 3, 2014 compared to 1,307 stores at the end of last year’s first quarter.  For the first three months of fiscal  2014 the Company opened six new stores and closed two stores.  The Company currently expects to open approximately 64 stores, relocate 13 stores and close approximately 17 stores in fiscal 2014.

Credit revenue of $1.5 million represented 0.5% of total revenues in the first quarter of fiscal 2014, compared to 2013 credit revenue of $1.6 million or 0.6% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses, and totaled $1.0 million in the first quarter of 2014, compared to last year’s first quarter expenses of $1.1 million.  The decrease was primarily due to lower bad debt expense, administrative expenses and payroll expense.

Other revenue, a component of total revenues, was $2.3 million for the first quarter of fiscal 2014, compared to $2.5 million for the prior year’s comparable first quarter. Other revenue consists primarily of credit revenue and layaway charges. The overall decrease resulted primarily from lower finance charges, late fees and layaway charges.

Cost of goods sold was $164.4 million, or 58.2% of retail sales for the first quarter of fiscal 2014, compared to $156.9 million, or 58.7% of retail sales in the first quarter of fiscal 2013.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2014 resulted primarily from the leveraging of merchandise costs due to decreased markdowns, partially offset by higher distribution and freight costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 7.1% to $118.1 million for the first quarter of fiscal 2014 compared to $110.3 million in the first quarter of fiscal 2013.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses increased 13.6% to $67.5 million, or 23.9% of retail sales for the first quarter of fiscal 2014, compared to $59.4 million, or 22.2% of retail sales in the first quarter of fiscal 2013. The increase was primarily attributable to higher incentive-based compensation expenses due to a better performance over the incentive based compensation threshold.

Depreciation expense was $5.5 million, or 1.9% of retail sales for the first quarter of fiscal 2014, compared to $5.4 million, or 2.0% of retail sales for the first quarter of fiscal 2013.

Interest and other income was $0.7 million, or 0.3% of retail sales for the first quarter of fiscal 2014, compared to $0.9 million, or 0.3% of retail sales for the first quarter of fiscal 2013.

Income tax expense was $18.2 million or 6.4% of retail sales for the first quarter of fiscal 2014, compared to $18.0 million, or 6.7% of retail sales for the first quarter of fiscal 2013. The 2014 quarter increase resulted from a slightly higher effective tax rate, partially offset by lower pre-tax income.  The effective income tax rate for the first quarter of fiscal 2014 was 37.7% compared to 36.8% for the first quarter of 2013. The increase in the 2014 first quarter tax rate is due primarily to less benefit from Work Opportunity Tax Credit.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2014 was $54.1 million as compared to $47.7 million in the first three months of fiscal 2013. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at May 3, 2014, February 1, 2014 and May 4, 2013.

Cash provided by operating activities for the first three months of fiscal 2014 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $6.4 million for the first three months of fiscal 2014 as compared to the first three months of fiscal 2013 was primarily due to a decrease in inventory.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2014 and the next 12 months.

At May 3, 2014, the Company had working capital of $249.9 million compared to $269.6 million at February 1, 2014 and $250.4 million at May 4, 2013. Additionally, the Company had $1.0 million invested in privately managed investment funds and other miscellaneous equities at May 3, 2014, February 1, 2014 and May 4, 2013 which are included in Other assets on the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At May 3, 2014, February 1, 2014 and May 4, 2013, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 3, 2014.  There were no borrowings outstanding under the credit facility as of May 3, 2014, February 1, 2014 and May 4, 2013.

At May 3, 2014, February 1, 2014 and May 4, 2013, the Company had approximately $0.6 million, $0.4 million and $2.3 million, respectively, of outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $7.4 million in the first three months of fiscal 2014, compared to $5.6 million in last year’s first three months.  The expenditures for the first three months of 2014 were primarily for the development of six new stores, additional investments in new technology and home office renovations.  For the full fiscal 2014 year, the Company expects to invest approximately $44.5 million for capital expenditures to open approximately 64 new stores, relocate approximately 13 stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $6.0 million in the first three months of fiscal 2014 compared to $6.4 million used in the comparable period of 2013.  The decrease was due primarily to a decrease in purchases of short-term investments, partially offset by lower sales of short-term investments and an increase in capital expenditures.

Net cash used in financing activities totaled $48.1 million in the first three months of fiscal 2014 compared to $7.0 million used in the comparable period of 2013.  The increase was primarily due to an increase in share repurchases and dividends paid.

On May 20, 2014, the Board of Directors maintained the quarterly dividend at $0.30 per share.

As of May 3, 2014, the Company had 278,913 shares remaining in open authorizations under its share repurchase program.  On May 20, 2014, the Board of Directors increased, by 2 million, the authorization to purchase shares.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 3, 2014, February 1, 2014 and May 4, 2013.  The state, municipal and corporate bonds have contractual maturities which range from 12 days to 12.6 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 4 months to 1.4 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at May 3, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction, and deferred compensation plan assets of $3.6 million.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.1 million and deferred compensation plan assets of $3.0 million.  At May 4, 2013, the Company had $0.5 million of privately managed funds, $0.5 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.4 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of A. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and on a timely basis in the future.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS:

In the first quarter of fiscal 2014, the Company adopted new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry forward exists at the reporting date. The new guidance had no impact on the Company’s consolidated results of operations or cash flows.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 3, 2014.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 3, 2014, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A.  RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for our fiscal year ended February 1, 2014.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended May 3, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2014	78,297	$27.40	78,297
March 2014	538,804	27.94	538,804
April 2014	808,990	27.79	808,990
Total	1,426,091	$$27.82	1,426,091	278,913

(1)   Prices include trading costs.

(2)   As of February 1, 2014, the Company’s share repurchase program had 1,705,004 shares remaining in open authorizations.  During the first quarter ending May 3, 2014, the Company repurchased and retired 1,426,091 shares under this program for approximately $39,680,667 or an average market price of $27.82 per share.  As of the first quarter ending May 3, 2014, the Company had 278,913 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program. On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended May 3, 2014 and May 4, 2013; (ii) Condensed Consolidated Balance Sheets at May 3, 2014, February 1, 2014 and May 4, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 3, 2014 and May 4, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II  OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

June 3, 2014	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 3, 2014	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer