Form 10-Q
period 2014-08-02
CATO CORP
filed 2014-08-29
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

As of August 2, 2014, there were 26,175,776 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended August 2, 2014

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Six Months Ended August 2, 2014 and August 3, 2013

Condensed Consolidated Balance Sheets		3
At August 2, 2014, February 1, 2014 and August 3, 2013

Condensed Consolidated Statements of Cash Flows		4
For the Six Months Ended August 2, 2014 and August 3, 2013

Notes to Condensed Consolidated Financial Statements		5 – 18
For the Three Months and Six Months Ended August 2, 2014 and August 3, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30-34

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$243,775	$229,378	$526,238	$496,559
Other revenue (principally finance charges, late fees and
layaway charges)	2,685	2,340	4,955	4,857
Total revenues	246,460	231,718	531,193	501,416

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	149,039	144,950	313,403	301,851
Selling, general and administrative (exclusive of depreciation
shown below)	68,332	58,965	135,819	118,354
Depreciation	5,424	5,436	10,875	10,885
Interest and other income	(1,099)	(730)	(1,841)	(1,605)
Cost and expenses, net	221,696	208,621	458,256	429,485

Income before income taxes	24,764	23,097	72,937	71,931

Income tax expense	9,113	8,322	27,279	26,317

Net income	$15,651	$14,775	$45,658	$45,614

Basic earnings per share	$0.56	$0.51	$1.61	$1.56

Diluted earnings per share	$0.56	$0.51	$1.61	$1.56

Dividends per share	$0.30	$0.05	$0.60	$0.10

Comprehensive income:
Net income	$15,651	$14,775	$45,658	$45,614
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $53 and $21 for the three and
six months ended August 2, 2014 and ($273) and ($206) for
the three and six months ended August 3, 2013, respectively	87	(453)	36	(342)
Comprehensive income	$15,738	$14,322	$45,694	$45,272

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 2, 2014	February 1, 2014	August 3, 2013

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$92,247	$79,427	$88,559
Short-term investments	158,198	161,128	157,326
Restricted cash and investments	4,692	4,701	4,807
Accounts receivable, net of allowance for doubtful accounts of
$1,735, $1,743 and $2,036 at August 2, 2014, February 1, 2014
and August 3, 2013, respectively	40,315	39,224	39,908
Merchandise inventories	116,026	150,861	111,206
Deferred income taxes	4,699	4,720	4,837
Prepaid expenses	7,271	6,687	10,997
Total Current Assets	423,448	446,748	417,640
Property and equipment – net	145,614	141,129	139,550
Noncurrent deferred income taxes	1,375	1,373	-
Other assets	9,674	7,668	10,223
Total Assets	$580,111	$596,918	$567,413
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,302	$111,514	$80,674
Accrued expenses	47,735	45,763	49,196
Accrued bonus and benefits	11,416	4,999	1,609
Accrued income taxes	23,481	14,855	22,523
Total Current Liabilities	168,934	177,131	154,002
Deferred income taxes	-	-	3,330
Other noncurrent liabilities (primarily deferred rent)	31,951	28,678	26,520

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 26,175,776 shares, 27,498,216 shares and 27,510,139 shares at August 2, 2014, February 1, 2014 and
August 3, 2013, respectively	873	917	917
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
August 2, 2014, February 1, 2014 and August 3, 2013, respectively	58	58	58
Additional paid-in capital	82,612	80,463	78,356
Retained earnings	294,869	308,893	303,751
Accumulated other comprehensive income	814	778	479
Total Stockholders' Equity	379,226	391,109	383,561
Total Liabilities and Stockholders’ Equity	$580,111	$596,918	$567,413

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 2, 2014	August 3, 2013

	(Dollars in thousands)

Operating Activities:
Net income	$45,658	$45,614
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,875	10,885
Provision for doubtful accounts	548	696
Amortization (purchase) of investment premiums	399	(1,442)
Share-based compensation	1,750	1,489
Excess tax benefits from share-based compensation	(119)	(28)
Loss on disposal and write-offs of property and equipment	178	268
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(1,639)	(588)
Merchandise inventories	34,835	29,532
Prepaid and other assets	(2,569)	(3,419)
Accrued income taxes	8,745	8,259
Accounts payable, accrued expenses and other liabilities	(15,123)	(16,957)
Net cash provided by operating activities	83,538	74,309

Investing Activities:
Expenditures for property and equipment	(13,967)	(10,606)
Purchase of short-term investments	(21,430)	(41,741)
Sales of short-term investments	23,997	42,774
Change in restricted cash and investments	8	1,192
Net cash used in investing activities	(11,392)	(8,381)

Financing Activities:
Dividends paid	(17,127)	(2,939)
Repurchase of common stock	(42,615)	(5,780)
Proceeds from employee stock purchase plan	297	214
Excess tax benefits from share-based compensation	119	28
Proceeds from stock options exercised	-	39
Net cash used in financing activities	(59,326)	(8,438)

Net increase in cash and cash equivalents	12,820	57,490

Cash and cash equivalents at beginning of period	79,427	31,069
Cash and cash equivalents at end of period	$92,247	$88,559

Non-cash investing activity:
Accrued plant and equipment	$(4,880)	$(5,893)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the three and six month periods ended August 2, 2014 and August 3, 2013 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

During the fourth quarter of 2013, the Company discovered that it had improperly netted purchases and sales activity for investments within cash flows related to investing activities in prior periods. In addition, the Company had also improperly classified the premiums and amortization of premiums on those investments in cash flows related to investing activities when it should have been in cash flows related to operating activities.  The Condensed Consolidated Statement of Cash Flows for the six months ended August 3, 2013 has been revised to correct the presentation of the amounts, which resulted in a decrease to Net cash provided by operating activities and a corresponding decrease to Net cash provided (used) in investing activities of $1.4 million dollars. The revision is not deemed material to the prior period consolidated financial statements.

The decrease in Stockholders’ Equity for the first six months ended August 2, 2014 compared to the fiscal year ended February 1, 2014 is primarily due to a stock repurchase of $42.6 million and dividends paid of $17.1 million, partially offset by net income of $45.7million.

On August 28, 2014, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

NOTE 2 - EARNINGS PER SHARE:

Accounting Standard Codification (“ASC”) 260 – Earnings Per Share requires dual presentation of basic and diluted Earnings Per Share (“EPS”) on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of the EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(Dollars in thousands)
Numerator
Net earnings	$15,651	$14,775	$45,658	$45,614
Earnings allocated to non-vested equity awards	(323)	(251)	(860)	(733)
Net earnings available to common stockholders	$15,328	$14,524	$44,798	$44,881

Denominator
Basic weighted average common shares outstanding	27,357,829	28,736,214	27,846,611	28,784,425
Dilutive effect of stock options	2,516	4,859	1,654	3,537
Diluted weighted average common shares outstanding	27,360,345	28,741,073	27,848,265	28,787,962

Net income per common share
Basic earnings per share (Class A and B Shares)	$0.56	$0.51	$1.61	$1.56
Diluted earnings per share (Class A and B Shares)	$0.56	$0.51	$1.61	$1.56

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 2, 2014:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 3, 2014	$727
Other comprehensive income before
reclassifications	213

Amounts reclassified from accumulated
other comprehensive income (b)	(126)

Net current-period other comprehensive income	87

Ending Balance at August 2, 2014	$814

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $202 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $76.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the first six months ended August 2, 2014:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2014	$778
Other comprehensive income before
reclassifications	181

Amounts reclassified from accumulated
other comprehensive income (b)	(145)

Net current-period other comprehensive income	36

Ending Balance at August 2, 2014	$814

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $232 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $87.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 3, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 4, 2013	$932
Other comprehensive income before
reclassifications	(436)

Amounts reclassified from accumulated
other comprehensive income (b)	(17)

Net current-period other comprehensive income	(453)

Ending Balance at August 3, 2013	$479

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $28 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $11.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 3, 2013:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2013	$821
Other comprehensive income before
reclassifications	(283)

Amounts reclassified from accumulated
other comprehensive income (b)	(59)

Net current-period other comprehensive income	(342)

Ending Balance at August 3, 2013	$479

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $94 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $35.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

NOTE 4 – FINANCING ARRANGEMENTS:

As of August 2, 2014, the Company had an unsecured revolving credit agreement to borrow $35.0 million, less the value of revocable letters of credit discussed below.  During 2013, the revolving credit agreement was amended and extended to August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 2, 2014.  There were no borrowings outstanding under this credit facility during the periods ended August 2, 2014, February 1, 2014 or August 3, 2013.  The weighted average interest rate under the credit facility was zero at August 2, 2014 due to no borrowings during the year.

At August 2, 2014, February 1, 2014 and August 3, 2013, the Company had approximately $0.3 million, $0.4 million and $0.6 million, respectively, of outstanding revocable letters of credit related to purchase commitments.

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

The Company’s retail operating segments have similar economic characteristics and similar operating, financial and competitive risks.  They are similar in nature of product, as they all offer women’s apparel, shoes and accessories.  Merchandise inventory of the Company’s operating segments is sourced from the same countries and some of the same vendors, using similar production processes.  Customers of the Company’s operating segments have similar characteristics.  Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner through the Company’s single distribution center and is subsequently distributed to customers in a similar manner, through its retail stores.

The Company operates its women’s fashion specialty retail stores in 32 states as of August 2, 2014, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 2, 2014	Retail	Credit	Total	August 2, 2014	Retail	Credit	Total

Revenues	$ 245,024	$ 1,436	$ 246,460	Revenues	$ 528,281	$ 2,912	$ 531,193
Depreciation	5,412	12	5,424	Depreciation	10,850	25	10,875
Interest and other income	(1,099)	-	(1,099)	Interest and other income	(1,841)	-	(1,841)
Income before taxes	24,188	576	24,764	Income before taxes	71,879	1,058	72,937
Total assets	513,174	66,937	580,111	Total assets	513,174	66,937	580,111
Capital expenditures	9,851	-	9,851	Capital expenditures	13,967	-	13,967

Three Months Ended				Six Months Ended
August 3, 2013	Retail	Credit	Total	August 3, 2013	Retail	Credit	Total

Revenues	$ 230,163	$ 1,555	$ 231,718	Revenues	$ 498,242	$ 3,174	$ 501,416
Depreciation	5,427	9	5,436	Depreciation	10,863	22	10,885
Interest and other income	(730)	-	(730)	Interest and other income	(1,605)	-	(1,605)
Income before taxes	22,474	623	23,097	Income before taxes	70,808	1,123	71,931
Total assets	501,281	66,132	567,413	Total assets	501,281	66,132	567,413
Capital expenditures	5,001	-	5,001	Capital expenditures	10,606	-	10,606

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Bad debt expense	$240	$314	$548	$696
Payroll	211	234	417	465
Postage	188	180	379	379
Other expenses	209	195	485	489

Total expenses	$848	$923	$1,829	$2,029

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

NOTE 6 – STOCK BASED COMPENSATION:

As of August 2, 2014, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of May 1, 2013, there were no available stock options for grant under this plan. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of August 2, 2014:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 1, 2014	-	-	1,488,902	1,488,902
August 2, 2014	-	-	1,277,890	1,277,890

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 2, 2014, February 1, 2014 and August 3, 2013, there was $12,330,000, $8,298,000 and $9,922,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 3.1 years, 2.6 years and 4.5 years, respectively. The total fair value of the shares recognized as compensation expense during the three and six months ended August 2, 2014 was $1,183,000 and $1,689,000, respectively, compared to $1,018,000 and $1,448,000, respectively, for the three and six months ended August 3, 2013. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of restricted stock outstanding during the six months ended August 2, 2014:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2014	505,623	$24.52
Granted	206,713	28.25
Vested	(108,155)	22.41
Forfeited or expired	(24,611)	25.75
Restricted stock awards at August 2, 2014	579,570	$26.19

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 2, 2014 and August 3, 2013, the Company sold 12,748 and 10,418 shares to employees at an average discount of $4.11 and $3.62 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $52,000 and $38,000 for the six months ended August 2, 2014 and August 3, 2013, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of August 2, 2014, February 1, 2014 and August 3, 2013:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 2, 2014	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$152,479	$-	$152,479	$-
Corporate Bonds	6,452	-	6,452	-
Auction Rate Securities (ARS)	3,140	-	-	3,140
U.S. Treasury Notes	1,503	1,503	-	-
Cash Surrender Value of Life Insurance	3,812	-	-	3,812
Privately Managed Funds	324	-	-	324
Corporate Equities	606	606	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$168,416	$2,209	$158,931	$7,276

Liabilities:
Deferred Compensation	(4,132)	-	-	(4,132)
Total Liabilities	$(4,132)	$-	$-	$(4,132)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 1, 2014	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$159,074	$-	$159,074	$-
Corporate Bonds	2,799	-	2,799	-
Auction Rate Securities (ARS)	3,140	-	-	3,140
U.S. Treasury Notes	3,405	3,405	-	-
Cash Surrender Value of Life Insurance	2,957	-	-	2,957
Privately Managed Funds	392	-	-	392
Corporate Equities	585	585	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$172,452	$4,090	$161,873	$6,489

Liabilities:
Deferred Compensation	(3,298)	-	-	(3,298)
Total Liabilities	$(3,298)	$-	$-	$(3,298)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 3, 2013	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

Assets:
State/Municipal Bonds	$158,080	$-	$158,080	$-
Corporate Bonds	-	-	-	-
Auction Rate Securities (ARS)	3,450	-	-	3,450
Variable Rate Demand Notes (VRDN)	-	-	-	-
U.S. Treasury Notes	1,504	1,504	-	-
Cash Surrender Value of Life Insurance	2,633	-	-	2,633
Privately Managed Funds	471	-	-	471
Corporate Equities	591	591	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$166,829	$2,195	$158,080	$6,554

Liabilities:
Deferred Compensation	(2,746)	-	-	(2,746)
Total Liabilities	$(2,746)	$-	$-	$(2,746)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of Aa3 or better at August 2, 2014, February 1, 2014 and August 3, 2013.  The state, municipal and corporate bonds have contractual maturities which range from one month to 12.3 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from one month to 1.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at August 2, 2014, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction, and deferred compensation plan assets of $3.8 million.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.1 million and deferred compensation plan assets of $3.0 million.  At August 3, 2013, the Company had $0.5 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.6 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The Company’s failed ARS is recorded at $3,139,500, which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was analyzed through the use of a discounted cash flow analysis and observations from previous trades. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered recent trading activity, the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

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

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of August 2, 2014 and August 3, 2013 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	-	(70)	-	(70)
Additions	-		753	753
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	2	102	104
Included in other comprehensive income	-	-	-	-
Ending Balance at August 2, 2014	$3,140	$324	$3,812	$7,276

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(672)	(672)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(162)	(162)
Included in other comprehensive income	-	-
Ending Balance at August 2, 2014	$(4,132)	$(4,132)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(97)	-	(97)
Additions			494	494
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	7	88	95
Included in other comprehensive income	-	-	-	-
Ending Balance at August 3, 2013	$3,450	$471	$2,633	$6,554

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(425)	(425)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(143)	(143)
Included in other comprehensive income	-	-
Ending Balance at August 3, 2013	$(2,746)	$(2,746)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

Quantitative information regarding the significant unobservable inputs related to the ARS as of August 2, 2014, February 1, 2014 and August 3, 2013 were as follows:

As of August 2, 2014
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.1 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.16%

As of February 1, 2014
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.66 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.14%

As of August 3, 2013
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	9.1 Years
	of cash flows	Yield	0.11%
		Comparative bond discount rate	0.19%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate, could result in a lower fair value.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In the first quarter of fiscal 2014, the Company adopted new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carryforward exists at the reporting date. The new guidance had no impact on the Company’s consolidated results of operations or cash flows.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for the Company for all annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating adoption methods and the impact it will have on the consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 2014 AND AUGUST 3, 2013

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.0	0.9	1.0
Total revenues	101.1	101.0	100.9	101.0
Cost of goods sold (exclusive of depreciation)	61.1	63.2	59.6	60.8
Selling, general and administrative (exclusive of depreciation)	28.0	25.7	25.8	23.8
Depreciation	2.2	2.4	2.1	2.2
Interest and other income	(0.5)	(0.3)	(0.4)	(0.3)
Income before income taxes	10.2	10.1	13.9	14.5
Net income	6.4	6.4	8.7	9.2

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Six Months ended August 2, 2014 with August 3, 2013

Total retail sales for the second quarter were $243.8 million compared to last year’s second quarter sales of $229.4 million, a 6.3% increase. The Company’s second quarter 2014 sales increased due to a same-store sale increase of 3% due to higher sales of regular priced goods and an increase in sales from same-stores.  For the six months ended August 2, 2014, total retail sales were $526.2 million compared to last year’s comparable six month sales of $496.6 million. Sales in the first six months of fiscal 2014 improved due to a same-store sale increase of 3% due to higher sales of regular priced goods and sales from non-comparable stores.  Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 1% of sales for the six months ended August 2, 2014 and are not included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $246.5 million and $531.2 million for the three and six months ended August 2, 2014, compared to $231.7 million and $501.4 million for the three and six months ended August 3, 2013, respectively. The Company operated 1,328 stores at August 2, 2014 compared to 1,306 stores at the end of last year’s second quarter.  For the first six months of fiscal 2014, the Company opened 11 new stores, relocated one store and closed three stores.  The Company currently expects to open approximately 46 stores, relocate six stores and close 17 stores in fiscal 2014.

Credit revenue of $1.4 million represented 0.6% of total revenues in the second quarter of fiscal 2014, compared to 2013 credit revenue of $1.6 million or 0.7% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.8 million in the second quarter of fiscal 2014, compared to last year’s second quarter expense of $0.9 million.  The decrease was primarily due to lower bad debt expense.

Other revenue in total, as included in total revenues, was $2.7 million and $5.0 million for the three and six months ended August 2, 2014, compared to $2.3 million and $4.9 million for the prior year’s comparable three and six months. The overall increase in the three and six months ended August 2, 2014 resulted primarily from higher layaway fees, slightly offset by lower finance charges.

Cost of goods sold was $149.0 million, or 61.1% of retail sales and $313.4 million or 59.6% of retail sales for the three and six months ended August 2, 2014, compared to $145.0 million, or 63.2% of retail sales and $301.9 million, or 60.8% of retail sales for the prior year’s comparable three and six month periods of fiscal 2013.  The overall decrease in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2014 resulted primarily from leveraging of merchandise costs due to higher sales of regular priced goods.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 12.2% to $94.7 million for the second quarter of fiscal 2014 and increased by 9.3% to $212.8 million for the first six months of fiscal 2014 compared to $84.4 million and $194.7 million for the prior year’s comparable three and six months of fiscal 2013.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $68.3 million, or 28.0% of retail sales and $135.8 million, or 25.8% of retail sales for the second quarter and first six months of fiscal 2014, respectively, compared to $59.0 million, or 25.7% of retail sales and $118.4 million, or 23.8% of retail sales for the prior year’s comparable three and six month periods, respectively.  The increase in SG&A expense for the second quarter and first six months of fiscal 2014 was primarily attributable to higher incentive-based compensation expense and expenditures related to the rollout of store point of sale equipment.

Depreciation expense was $5.4 million, or 2.2% of retail sales and $10.9 million, or 2.1% of retail sales for the second quarter and first six months of fiscal 2014, respectively, compared to $5.4 million, or 2.4% of retail sales and $10.9 million or 2.2% of retail sales for the prior year’s comparable three and six month periods of fiscal 2013, respectively.

Interest and other income was $1.1 million, or 0.5% of retail sales and $1.8 million, or 0.4% of retail sales for the three and six months ended August 2, 2014, respectively, compared to $0.7 million, or 0.3% of retail sales and $1.6 million, or 0.3% of retail sales for the prior year’s comparable three and six month periods of fiscal 2013.

Income tax expense was $9.1 million, or 3.7% of retail sales and $27.3 million, or 5.2% of retail sales for the second quarter and first six months of fiscal 2014, respectively, compared to $8.3 million, or 3.6% of retail sales and $26.3 million, or 5.3% of retail sales for the prior year’s comparable three and six month periods of fiscal 2013, respectively. The effective income tax rate for the second quarter of fiscal 2014 was 36.8% compared to 36.0% for the second quarter of 2013. The effective tax rate increased for the second quarter and first six months of fiscal 2014 primarily due to the lack of the the Work Opportunity Tax Credit in fiscal 2014, which has not been renewed by Congress.

Earnings per diluted share increased 10% for the second quarter for fiscal 2014 compared to the second quarter of fiscal 2013. The increase is due to a net income increase of 6% and the positive impact of the Company’s share repurchases. The Company estimates the impact to be $0.03 for the quarter.  Earnings per diluted share increased 3% for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 due to the positive impact of the Company’s share repurchases. The Company estimates the impact to be $0.05.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2014 was $83.5 million as compared to $74.3 million in the first six months of fiscal 2013. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 2, 2014, February 1, 2014 and August 3, 2013.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash provided by operating activities for the first six months of fiscal 2014 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $9.2 million for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 was primarily due to a larger decrease in inventory from the end of the fiscal year in fiscal 2014 as compared to fiscal 2013, a decrease in the amortization of investment premiums and an increase in accounts payable, accrued expenses and other liabilities.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for the next 12 months and for the foreseeable future.

At August 2, 2014, the Company had working capital of $254.5 million compared to $269.6 million at February 1, 2014 and $263.6 million at August 3, 2013.  Additionally, the Company had $0.9 million, $1.0 million and $1.1 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.1 million, $3.1 million and $3.5 million at August 2, 2014, February 1, 2014 and August 3, 2013, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At August 2, 2014, February 1, 2014 and August 3, 2013, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 2, 2014.

At August 2, 2014, February 1, 2014 and August 3, 2013, the Company had approximately $0.3 million, $0.4 million and $0.6 million, respectively, of outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $14.0 million in the first six months of fiscal 2014, compared to $10.6 million in last year’s first six months.  The expenditures for the first six months of 2014 were primarily for the development of 11 new stores, additional investments in new technology and home office renovations.  For the full fiscal 2014 year, the Company expects to invest approximately $36.5 million for capital expenditures.  This includes expenditures to open 46 new stores and relocate six stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $11.4 million in the first six months of fiscal 2014 compared to $8.4 million used in the comparable period of 2013.  The increase was due primarily to an increase in capital expenditures, partially offset by sales of short-term investments.

Net cash used in financing activities totaled $59.3 million in the first six months of fiscal 2014 compared to $8.4 million used in the comparable period of 2013.  The increase was primarily due to an increase in share repurchases and dividends paid.

On August 28, 2014, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of August 2, 2014, the Company had 2,195,113 shares remaining in open authorizations under its share repurchase program.  On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of Aa3 or better at August 2, 2014, February 1, 2014 and August 3, 2013.  The state, municipal and corporate bonds have contractual maturities which range from one month to 12.3 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from one month to 1.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at August 2, 2014, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities and a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction, and deferred compensation plan assets of $3.8 million.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.1 million and deferred compensation plan assets of $3.0 million.  At August 3, 2013, the Company had $0.5 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.6 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The Company’s failed ARS is recorded at $3,139,500, which approximates fair value using Level 3 inputs.  Because there is no active market for this particular ARS, its fair value was analyzed through the use of a discounted cash flow analysis and observations from previous trades. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the security will be called or refinanced by the issuer or settled with a broker dealer prior to maturity. The discount rates used in the discounted cash flow analysis were based on market rates for similar liquid tax exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the Company also considered a liquidity/risk value reduction. In estimating the fair value of this ARS, the Company also considered recent trading activity, the financial condition and near-term prospects of the issuer, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security and whether the security has been downgraded by a rating agency. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In the first quarter of fiscal 2014, the Company adopted new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carryforward exists at the reporting date. The new guidance had no impact on the Company’s consolidated results of operations or cash flows.

In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for the Company for all annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating adoption methods and the impact it will have on the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 2, 2014.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 2, 2014, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 1.  LEGAL PROCEEDINGS:

            Not Applicable

ITEM 1A.  RISK FACTORS:

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KA for our fiscal year ended February 1, 2014.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended August 2, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2014	83,800	$29.19	83,800
June 2014	-	-
July 2014	-	-	-
Total	83,800	$29.19	83,800	2,195,113

(1)   Prices include trading costs.

(2)   As of May 3, 2014, the Company’s share repurchase program had 278,913 shares remaining in open authorizations.  During the second quarter ended August 2, 2014, the Company repurchased and retired 83,800 shares under this program for approximately $2,445,719 or an average market price of $29.19 per share.  As of the second quarter ended August 2, 2014, the Company had 2,195,113 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program. On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

      Not Applicable

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES:

      Not Applicable

ITEM 5.  OTHER INFORMATION:

      Not Applicable

ITEM 6.  EXHIBITS:

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months ended August 2, 2014 and August 3, 2013; (ii) Condensed Consolidated Balance Sheets at August 2, 2014, February 1, 2014 and August 3, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 2, 2014 and August 3, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

August 29, 2014	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 29, 2014	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer