Form 10-Q
period 2014-11-01
CATO CORP
filed 2014-12-02
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

As of November 1, 2014, there were 26,168,286 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended November 1, 2014

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Nine Months Ended November 1, 2014 and November 2, 2013

Condensed Consolidated Balance Sheets		3
At November 1, 2014, February 1, 2014 and November 2, 2013

Condensed Consolidated Statements of Cash Flows		4
For the Nine Months Ended November 1, 2014 and November 2, 2013

Notes to Condensed Consolidated Financial Statements		5 – 17
For the Three Months and Nine Months Ended November 1, 2014 and November 2, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29-33

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$213,785	$198,786	$740,023	$695,345
Other revenue (principally finance charges, late fees and
layaway charges)	2,225	2,257	6,778	7,114
Total revenues	216,010	201,043	746,801	702,459

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	136,495	128,787	449,496	430,638
Selling, general and administrative (exclusive of depreciation
shown below)	67,623	61,032	203,442	179,386
Depreciation	5,422	5,459	16,297	16,344
Interest and other income	(686)	(723)	(2,527)	(2,328)
Cost and expenses, net	208,854	194,555	666,708	624,040

Income before income taxes	7,156	6,488	80,093	78,419

Income tax expense	1,464	1,603	28,743	27,920

Net income	$5,692	$4,885	$51,350	$50,499

Basic earnings per share	$0.20	$0.17	$1.82	$1.73

Diluted earnings per share	$0.20	$0.17	$1.82	$1.73

Dividends per share	$0.30	$0.05	$0.90	$0.15

Comprehensive income:
Net income	$5,692	$4,885	$51,350	$50,499
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($21) and $0 for the three and
nine months ended November 1, 2014 and $188 and ($18) for
the three and nine months ended November 2, 2013, respectively	(35)	312	1	(30)
Comprehensive income	$5,657	$5,197	$51,351	$50,469

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 1, 2014	February 1, 2014	November 2, 2013

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$83,749	$79,427	$74,055
Short-term investments	157,548	161,128	159,223
Restricted cash and investments	4,686	4,701	4,706
Accounts receivable, net of allowance for doubtful accounts of
$1,741, $1,743 and $2,043 at November 1, 2014, February 1, 2014
and November 2, 2013, respectively	40,555	39,224	41,156
Merchandise inventories	127,786	150,861	131,016
Deferred income taxes	4,720	4,720	4,649
Prepaid expenses	6,165	6,687	6,393
Total Current Assets	425,209	446,748	421,198
Property and equipment – net	145,962	141,129	142,991
Noncurrent deferred income taxes	1,375	1,373	-
Other assets	9,943	7,668	7,938
Total Assets	$582,489	$596,918	$572,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,135	$111,514	$89,468
Accrued expenses	45,300	45,763	44,534
Accrued bonus and benefits	14,541	4,999	2,598
Accrued income taxes	17,844	14,855	15,593
Total Current Liabilities	171,820	177,131	152,193
Deferred income taxes	-	-	3,330
Other noncurrent liabilities (primarily deferred rent)	32,994	28,678	28,335

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 26,168,286 shares, 27,498,216 shares and 27,515,706 shares at November 1, 2014, February 1, 2014 and
November 2, 2013, respectively	872	917	917
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
November 1, 2014, February 1, 2014 and November 2, 2013, respectively	58	58	58
Additional paid-in capital	83,779	80,463	79,325
Retained earnings	292,187	308,893	307,178
Accumulated other comprehensive income	779	778	791
Total Stockholders' Equity	377,675	391,109	388,269
Total Liabilities and Stockholders' Equity	$582,489	$596,918	$572,127

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 1, 2014	November 2, 2013

	(Dollars in thousands)

Operating Activities:
Net income	$51,350	$50,499
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	16,297	16,344
Provision for doubtful accounts	805	975
Amortization (purchase) of investment premiums	258	(1,338)
Share-based compensation	2,678	2,264
Excess tax benefits from share-based compensation	(181)	(38)
Loss on disposal and write-offs of property and equipment	618	1,532
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(2,136)	(2,115)
Merchandise inventories	23,075	9,722
Prepaid and other assets	(1,696)	3,181
Accrued income taxes	3,170	1,339
Accounts payable, accrued expenses and other liabilities	(4,358)	(6,706)
Net cash provided by operating activities	89,880	75,659

Investing Activities:
Expenditures for property and equipment	(21,380)	(23,781)
Purchase of short-term investments	(33,050)	(52,358)
Sales of short-term investments	36,320	51,871
Change in restricted cash and investments	15	1,293
Net cash used in investing activities	(18,095)	(22,975)

Financing Activities:
Dividends paid	(25,508)	(4,390)
Repurchase of common stock	(42,615)	(5,783)
Proceeds from employee stock purchase plan	468	387
Excess tax benefits from share-based compensation	181	38
Proceeds from stock options exercised	11	50
Net cash used in financing activities	(67,463)	(9,698)

Net increase in cash and cash equivalents	4,322	42,986

Cash and cash equivalents at beginning of period	79,427	31,069
Cash and cash equivalents at end of period	$83,749	$74,055

Non-cash investing activity:
Accrued plant and equipment	$(3,681)	$(5,678)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the three and nine month periods ended November 1, 2014 and November 2, 2013 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

During the fourth quarter of 2013, the Company discovered that it had improperly netted purchases and sales activity for investments within cash flows related to investing activities in prior periods. In addition, the Company had also improperly classified the premiums and amortization of premiums on those investments in cash flows related to investing activities when it should have been in cash flows related to operating activities.  The Condensed Consolidated Statement of Cash Flows for the nine months ended November 2, 2013 has been revised to correct the presentation of the amounts, which resulted in a decrease to Net cash provided by operating activities and a corresponding decrease to Net cash provided (used) in investing activities of $1.3 million dollars. The revision is not deemed material to the prior period consolidated financial statements.

The decrease in Stockholders’ Equity for the first nine months ended November 1, 2014 compared to the fiscal year ended February 1, 2014 is primarily due to a stock repurchase of $42.6 million and dividends paid of $25.5 million, partially offset by net income of $51.4 million.

On November 25, 2014, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

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

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(Dollars in thousands)
Numerator
Net earnings	$5,692	$4,885	$51,350	$50,499
Earnings allocated to non-vested equity awards	(113)	(81)	(1,001)	(818)
Net earnings available to common stockholders	$5,579	$4,804	$50,349	$49,681

Denominator
Basic weighted average common shares outstanding	27,359,660	28,746,459	27,673,293	28,772,006
Dilutive effect of stock options	4,493	7,860	2,640	5,309
Diluted weighted average common shares outstanding	27,364,153	28,754,319	27,675,933	28,777,315

Net income per common share
Basic earnings per share (Class A and B Shares)	$0.20	$0.17	$1.82	$1.73
Diluted earnings per share (Class A and B Shares)	$0.20	$0.17	$1.82	$1.73

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended November 1, 2014:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 2, 2014	$814
Other comprehensive income before
reclassifications	(40)

Amounts reclassified from accumulated
other comprehensive income (b)	5

Net current-period other comprehensive income	(35)

Ending Balance at November 1, 2014	$779

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $8 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $3.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended November 1, 2014:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2014	$778
Other comprehensive income before
reclassifications	141

Amounts reclassified from accumulated
other comprehensive income (b)	(140)

Net current-period other comprehensive income	1

Ending Balance at November 1, 2014	$779

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $224 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $84.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended November 2, 2013:

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended November 2, 2013:

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 4 – FINANCING ARRANGEMENTS:

As of November 1, 2014, the Company had an unsecured revolving credit agreement to borrow $35.0 million, less the value of revocable letters of credit discussed below.  During 2013, the revolving credit agreement was amended and extended to August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 1, 2014.  There were no borrowings outstanding under this credit facility during the periods ended November 1, 2014, February 1, 2014 or November 2, 2013.  The weighted average interest rate under the credit facility was zero at November 1, 2014 due to no borrowings during the year.

At November 1, 2014, February 1, 2014 and November 2, 2013, the Company had approximately $0.4 million, $0.4 million and $0.6 million, respectively, of outstanding revocable letters of credit related to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its retail operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, if the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of November 1, 2014, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
November 1, 2014	Retail	Credit	Total	November 1, 2014	Retail	Credit	Total

Revenues	$ 214,569	$ 1,441	$ 216,010	Revenues	$ 742,448	$ 4,353	$ 746,801
Depreciation	5,412	10	5,422	Depreciation	16,262	35	16,297
Interest and other income	(686)	-	(686)	Interest and other income	(2,527)	-	(2,527)
Income before taxes	6,630	526	7,156	Income before taxes	78,509	1,584	80,093
Total assets	514,727	67,762	582,489	Total assets	514,727	67,762	582,489
Capital expenditures	7,414	-	7,414	Capital expenditures	21,380	-	21,380

Three Months Ended				Nine Months Ended
November 2, 2013	Retail	Credit	Total	November 2, 2013	Retail	Credit	Total

Revenues	$ 199,540	$ 1,503	$ 201,043	Revenues	$ 697,782	$ 4,677	$ 702,459
Depreciation	5,451	8	5,459	Depreciation	16,314	30	16,344
Interest and other income	(723)	-	(723)	Interest and other income	(2,328)	-	(2,328)
Income before taxes	5,948	540	6,488	Income before taxes	76,756	1,663	78,419
Total assets	505,595	66,532	572,127	Total assets	505,595	66,532	572,127
Capital expenditures	13,087	88	13,175	Capital expenditures	23,693	88	23,781

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Bad debt expense	$257	$279	$805	$975
Payroll	213	231	630	696
Postage	181	179	559	558
Other expenses	254	266	740	755

Total expenses	$905	$955	$2,734	$2,984

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 6 – STOCK BASED COMPENSATION:

As of November 1, 2014, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of May 1, 2013, there were no available stock options for grant under this plan. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of November 1, 2014:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 1, 2014	-	-	1,488,902	1,488,902
November 1, 2014	-	-	1,282,621	1,282,621

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of November 1, 2014, February 1, 2014 and November 2, 2013, there was $11,343,000, $8,298,000 and $9,100,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which have a remaining weighted-average vesting period of 2.9 years, 2.6 years and 2.8 years, respectively. The total fair value of the shares recognized as compensation expense during the three and nine months ended November 1, 2014 was $893,000 and $2,582,000, respectively, compared to $739,000 and $2,187,000, respectively, for the three and nine months ended November 2, 2013. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of restricted stock outstanding during the nine months ended November 1, 2014:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2014	505,623	$24.52
Granted	206,713	28.25
Vested	(108,155)	22.41
Forfeited or expired	(39,596)	25.89
Restricted stock awards at November 1, 2014	564,585	$26.19

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended November 1, 2014 and November 2, 2013, the Company sold 19,743 and 18,811 shares to employees at an average discount of $4.19 and $3.63 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $83,000 and $68,000 for the nine months ended November 1, 2014 and November 2, 2013, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of November 1, 2014, February 1, 2014 and November 2, 2013:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	November 1, 2014	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$149,893	$-	$149,893	$-
Corporate Bonds	8,384	-	8,384	-
Auction Rate Securities (ARS)	3,140	-	-	3,140
U.S. Treasury Notes	3,754	3,754	-	-
Cash Surrender Value of Life Insurance	3,852	-	-	3,852
Privately Managed Funds	308	-	-	308
Corporate Equities	642	642	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$170,073	$4,496	$158,277	$7,300

Liabilities:
Deferred Compensation	(4,201)	-	-	(4,201)
Total Liabilities	$(4,201)	$-	$-	$(4,201)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of Aa3 or better at November 1, 2014, February 1, 2014 and November 2, 2013.  The state, municipal and corporate bonds have contractual maturities which range from one month to 12.1 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from four months to 2.4 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

Additionally, at November 1, 2014, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities, a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction, and deferred compensation plan assets of $3.9 million.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.1 million and deferred compensation plan assets of $3.0 million.  At November 2, 2013, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of Aa3. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and timely in the future.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of November 1, 2014 and November 2, 2013 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	-	(70)	-	(70)
Additions	-		753	753
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	(1)	142	141
Included in other comprehensive income	-	(13)	-	(13)
Ending Balance at November 1, 2014	$3,140	$308	$3,852	$7,300

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(663)	(663)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(240)	(240)
Included in other comprehensive income	-	-
Ending Balance at November 1, 2014	$(4,201)	$(4,201)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(174)	-	(174)
Additions			705	705
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	7	141	148
Included in other comprehensive income	-	(1)		(1)
Ending Balance at November 2, 2013	$3,450	$393	$2,897	$6,740

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(637)	(637)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(228)	(228)
Included in other comprehensive income	-	-
Ending Balance at November 2, 2013	$(3,043)	$(3,043)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

Quantitative information regarding the significant unobservable inputs related to the ARS as of November 1, 2014, February 1, 2014 and November 2, 2013 were as follows:

As of November 1, 2014
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	7.9 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.12%

As of February 1, 2014
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.7 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.14%

As of November 2, 2013
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,450	Net present value	Total Term	8.9 Years
	of cash flows	Yield	0.11%
		Comparative bond discount rate	0.11%

Significant increases or decreases in certain of the inputs could result in a lower fair value measurement. For example, a decrease in the yield, or an increase to the comparative bond discount rate, could result in a lower fair value.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 1, 2014 AND NOVEMBER 2, 2013

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for fiscal 2014 and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in, or uncertainties regarding, prevailing U.S. and global economic, political or financial market conditions; changes in other factors that drive consumer or corporate confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict fashion trends; consumer apparel and accessory buying patterns; adverse weather or any failure of, security breach or similar event affecting our information systems; similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K/A for the fiscal year ended February 1, 2014 (“fiscal 2013”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income and Comprehensive Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.1	0.9	1.0
Total revenues	101.0	101.1	100.9	101.0
Cost of goods sold (exclusive of depreciation)	63.8	64.8	60.7	61.9
Selling, general and administrative (exclusive of depreciation)	31.6	30.7	27.5	25.8
Depreciation	2.5	2.7	2.2	2.4
Interest and other income	(0.3)	(0.4)	(0.3)	(0.3)
Income before income taxes	3.4	3.3	10.8	11.3
Net income	2.7	2.5	6.9	7.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Nine Months ended November 1, 2014 with November 2, 2013

Total retail sales for the third quarter were $213.8 million compared to last year’s third quarter sales of $198.8 million, a 7.5% increase. The Company’s third quarter 2014 sales increased due to a same-store sales increase of 4.0% and sales from non-comparable stores.  For the nine months ended November 1, 2014, total retail sales were $740.0 million compared to last year’s comparable nine month sales of $695.3 million. Sales in the first nine months of fiscal 2014 improved due to a same-store sales increase of 3.0% and sales from non-comparable stores.  Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 1% of sales for the nine months ended November 1, 2014 and are not included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally, finance charges and late fees on customer accounts receivable and layaway fees), were $216.0 million and $746.8 million for the three and nine months ended November 1, 2014, compared to $201.0 million and $702.5 million for the three and nine months ended November 2, 2013, respectively. The Company operated 1,343 stores at November 1, 2014 compared to 1,318 stores at the end of last year’s third quarter.  For the first nine months of fiscal 2014, the Company opened 27 new stores, relocated two stores and closed four stores.  The Company currently expects to open approximately 33 stores, relocate six stores and close eight stores in fiscal 2014.

Credit revenue of $1.4 million represented 0.7% of total revenues in the third quarter of fiscal 2014, compared to 2013 credit revenue of $1.5 million or 0.7% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.9 million in the third quarter of fiscal 2014, compared to last year’s third quarter expense of $1.0 million.  The decrease was primarily due to lower bad debt expense.

Other revenue in total, as included in total revenues, was $2.2 million and $6.8 million for the three and nine months ended November 1, 2014, compared to $2.3 million and $7.1 million for the prior year’s comparable three and nine months. The overall decrease in the three and nine months ended November 1, 2014 resulted primarily from lower finance charges.

Cost of goods sold was $136.5 million, or 63.8% of retail sales and $449.5 million or 60.7% of retail sales for the three and nine months ended November 1, 2014, compared to $128.8 million, or 64.8% of retail sales and $430.6 million, or 61.9% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2013.  The overall decrease in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2014 resulted primarily from leveraging of merchandise, freight and distribution costs due to higher sales of regular priced goods.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 10.4% to $77.3 million for the third quarter of fiscal 2014 and increased by 9.7% to $290.5 million for the first nine months of fiscal 2014 compared to $70.0 million and $264.7 million for the prior year’s comparable three and nine months of fiscal 2013.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $67.6 million, or 31.6% of retail sales and $203.4 million, or 27.5% of retail sales for the third quarter and first nine months of fiscal 2014, respectively, compared to $61.0 million, or 30.7% of retail sales and $179.4 million, or 25.8% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The increase in SG&A expense for the third quarter was primarily attributable to higher incentive-based compensation expense and insurance expense partially offset by lower store fixture write-offs.  The increase in SG&A expense for the first nine months of fiscal 2014 was primarily attributable to higher incentive-based compensation expense and point-of-sale (POS) equipment upgrades.

Depreciation expense was $5.4 million, or 2.5% of retail sales and $16.3 million, or 2.2% of retail sales for the third quarter and first nine months of fiscal 2014, respectively, compared to $5.5 million, or 2.7% of retail sales and $16.3 million or 2.4% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2013, respectively.

Interest and other income was $0.7 million, or 0.3% of retail sales and $2.5 million, or 0.3% of retail sales for the three and nine months ended November 1, 2014, respectively, compared to $0.7 million, or 0.4% of retail sales and $2.3 million, or 0.3% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2013.

Income tax expense was $1.5 million, or 0.7% of retail sales and $28.7 million, or 3.9% of retail sales for the third quarter and first nine months of fiscal 2014, respectively, compared to $1.6 million, or 0.8% of retail sales and $27.9 million, or 4.0% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2013, respectively. The effective income tax rate for the third quarter of fiscal 2014 was 20.5% compared to 24.7% for the third quarter of 2013. The effective tax rate decreased for the third quarter primarily due to favorable return to provision adjustments compared to prior year.

Earnings per diluted share increased 18% for the third quarter for fiscal 2014 compared to the third quarter of fiscal 2013. The increase was due to a net income increase of 16% and the positive impact of the Company’s share repurchases. The Company estimates the impact to be $0.01 for the quarter.  Earnings per diluted share increased 5% for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 due to a 2% increase in net income and the positive impact of the Company’s share repurchases. The Company estimates the impact to be $0.07.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2014 was $89.9 million as compared to $75.7 million in the first nine months of fiscal 2013. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at November 1, 2014, February 1, 2014 and November 2, 2013.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash provided by operating activities for the first nine months of fiscal 2014 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $14.2 million for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 was primarily due to a larger decrease in inventory from the end of the fiscal year.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for the next 12 months and for the foreseeable future.

At November 1, 2014, the Company had working capital of $253.4 million compared to $269.6 million at February 1, 2014 and $269.0 million at November 2, 2013.  Additionally, the Company had $0.9 million, $1.0 million and $1.0 million invested in privately managed investment funds and other miscellaneous equities and a single auction rate security of $3.1 million, $3.1 million and $3.5 million at November 1, 2014, February 1, 2014 and November 2, 2013, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At November 1, 2014, February 1, 2014 and November 2, 2013, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 1, 2014.

At November 1, 2014, February 1, 2014 and November 2, 2013, the Company had approximately $0.4 million, $0.4 million and $0.6 million, respectively, of outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $21.4 million in the first nine months of fiscal 2014, compared to $23.8 million in last year’s first nine months.  The expenditures for the first nine months of 2014 were primarily for the development of 27 new stores, additional investments in new technology and home office renovations.  For the full fiscal 2014 year, the Company expects to invest approximately $30.6 million for capital expenditures.  This includes expenditures to open 33 new stores and relocate six stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $18.1 million in the first nine months of fiscal 2014 compared to $23.0 million used in the comparable period of 2013.  The decrease was due primarily to a decrease in capital expenditures partially offset by sales of short-term investments.

Net cash used in financing activities totaled $67.5 million in the first six months of fiscal 2014 compared to $9.7 million used in the comparable period of 2013.  The increase was primarily due to an increase in share repurchases and dividends paid.

On November 25, 2014, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares. As of November 1, 2014, the Company had 2,195,113 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of Aa3 or better at November 1, 2014, February 1, 2014 and November 2, 2013.  The state, municipal and corporate bonds have contractual maturities which range from one month to 12.1 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from four months to 2.4 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at November 1, 2014, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities, a single auction rate security (“ARS”) of $3.1 million which continues to fail its auction, and deferred compensation plan assets of $3.9 million.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.1 million and deferred compensation plan assets of $3.0 million.  At November 2, 2013, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, a single ARS of $3.5 million and deferred compensation plan assets of $2.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The ARS of $3,450,000 par value was issued by the Wake County, NC Industrial Facilities & Pollution Control Financing Authority. The security is an obligation of Duke Energy Progress and has a credit rating of Aa3. The Company has collected all interest payments when due since the security was purchased and continues to expect that it will receive all interest due on the security in full and timely in the future.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 1, 2014.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of November 1, 2014, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CATO CORPORATION

PART II OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended November 1, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2014	-	$-	-
September 2014	-	-
October 2014	-	-	-
Total	-	$-	-	2,195,113

(1)   Prices include trading costs.

(2)   On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares. During the third quarter ended November 1, 2014, the Company did not repurchase  shares under this program.  As of the third quarter ended November 1, 2014, the Company had 2,195,113 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months ended November 1, 2014 and November 2, 2013; (ii) Condensed Consolidated Balance Sheets at November 1, 2014, February 1, 2014 and November 2, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 1, 2014 and November 2, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

December 2, 2014	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

December 2, 2014	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer