Form 10-K
period 2015-01-31
CATO CORP
filed 2015-03-30
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

     Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

                                                                                                (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐   No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 2, 2014, the last business day of the Company’s most recent second quarter, was $796,035,939 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of January 31, 2015, there were 26,174,684 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2015 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

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

		3 – 8
Item 1A.	Risk Factors.........................................................................................................	8 – 16
Item 1B.	Unresolved Staff Comments................................................................................	16
Item 2.	Properties.............................................................................................................	16
Item 3.	Legal Proceedings................................................................................................ ............................................................................................................................ ............................................................................................................................	16
Item 3A.	Executive Officers of the Registrant....................................................................	17
Item 4.	Mine Safety Disclosures......................................................................................	17

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities................................................................... ............................................................................................................................

		18 – 20
Item 6.	Selected Financial Data........................................................................................ ............................................................................................................................	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................................................................................................	22 – 29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk................................ ............................................................................................................................	29
Item 8.

Financial Statements and Supplementary Data..................................................... ............................................................................................................................

		30 – 55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................ ............................................................................................................................	56
Item 9A.	Controls and Procedures...................................................................................... ............................................................................................................................	56
Item 9B.	Other Information................................................................................................	56

PART III
Item 10.	Directors, Executive Officers and Corporate Governance................................... ............................................................................................................................ ............................................................................................................................	56
Item 11.	Executive Compensation.....................................................................................	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............................................................................................. ............................................................................................................................	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence......	58
Item 14.	Principal Accountant Fees and Services...............................................................	58

PART IV
Item 15.

Exhibits and Financial Statement Schedules......................................................... ............................................................................................................................

		59 – 71

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 30, 2016 (“fiscal 2015”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and variations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 31, 2015 (“fiscal 2014”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

     As used herein, the terms “we,” “our,” “us” (or when the context requires otherwise and similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.  Our website is located at www.catocorp.com where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations.  The information contained on our website, www.catocorp.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished to the SEC.

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,346 fashion specialty stores at January 31, 2015, in 32 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona”.  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato concept’s stores and e-commerce website feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona concept offers quality fashion jewelry, accessories and key apparel items at exceptional values every day.  The Company’s stores range in size from 2,000 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 8% of retail sales in fiscal 2014. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 600 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2014, purchases from the Company’s largest vendor accounted for approximately 5% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases a majority of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. The Company sources its remaining merchandise directly from manufacturers overseas. The Company opened its own overseas sourcing operations in the fall of 2014 and plans to replace the Company’s current sourcing agent with its new overseas sourcing operation beginning in 2015. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

  Advertising

      The Company uses television, in-store signage, graphics, a Company website, an e-commerce website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.6%, 0.7% and 0.7% of retail sales for fiscal years 2014, 2013 and 2012, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers,  17 regional managers and  147 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2010:

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2010………………….……...………….	1,271	37	26	1,282
2011………………….……...………….	1,282	38	32	1,288
2012……………………….……...…….	1,288	34	12	1,310
2013…………....………….……...…….	1,310	32	22	1,320
2014………….………...….……...…….	1,320	33	7	1,346

     The Company expects to open 45 new stores during fiscal 2015. The Company anticipates closing up to 13 stores by year end.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 3.9%, 4.3% and 4.5% of retail sales in fiscal 2014, 2013 and 2012 respectively. The Company’s net bad debt expense was 4.5%, 3.9% and 4.3% of credit sales in fiscal 2014, 2013 and 2012, respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the customer picks up the merchandise or upon default of the layaway purchase.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.5%, 4.5% and 4.8% of retail sales in fiscal 2014, 2013 and 2012, respectively.

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

Associates

      As of January 31, 2015, the Company employed approximately 10,000 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, changes, disruptions, cost changes or other problems  affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business,  results of operations and financial condition.

      A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political, financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of additional regulations or changes in duties, quotas, tariffs, taxes or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations. Any changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business.  In addition, increased energy and transportation costs have caused us significant cost increases from time to time, and future adverse changes in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. Further, we are subject to increased costs or potential disruptions impacting any port or trade route through which our products move. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.

The inability of third-party vendors to produce goods on time and to the Company’s specification may adversely affect the Company’s business, results of operations and financial condition.

Our dependence on third-party vendors to manufacture and supply our merchandise subjects us to numerous risks that our vendors will fail to perform as we expect.  For example, the deterioration in any of our key vendors’ financial condition, their failure to ship merchandise in a timely manner that meets our specifications, or other failures to follow our vendor guidelines or comply with applicable laws and regulations, including compliant labor, environmental practices and product safety, could expose us to operational, quality, competitive, reputational and legal risks.  If we are not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.  Activities conducted by us or on our behalf outside the United States further subject us to numerous U.S. and international regulations and compliance risks, as discussed below under “Our business operations subject us to legal compliance and litigation risks that could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.”

The operation of our sourcing offices in Asia may present increased legal and operational risks.

      In October 2014, we established our own sourcing offices. Our experience with legal and regulatory practices and requirements in Asia is limited. If our sourcing offices are unable to successfully oversee merchandise production to ensure that product is produced on time and within the Company’s specifications, our business, brand, reputation, costs, results of operations and financial condition could be materially and adversely affected. Further, the activities conducted by our sourcing office outside the United States further subject us to foreign operational risks, as well as U.S. and international regulations and compliance risks, as discussed elsewhere in this “Risk Factors” section, in particular below under “Our business operations subject us to legal compliance and litigation risks that could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.”

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which the Company may not be able to pass on to the customers.

      Vendors are increasingly passing on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and crop yields, as well as other factors.  Additionally, manufacturers have and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to the Company. Due to the Company’s limited flexibility in price point, the Company may not be able to pass on those cost increases to the consumer, which could have a material adverse effect on our results of operations and financial condition.

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

      We rely on our existing information technology systems for merchandise operations, including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management.  In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems, including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets.  Despite the precautions we take, our information systems may be vulnerable to disruption or failure from numerous events, including but not limited to, natural disasters, severe weather conditions, power outages, technical malfunctions, cyber attacks, acts of war or terrorism, similar catastrophic events or other causes beyond our control or that we fail to anticipate. Any disruption in or failure in the operation of our information technology systems, or our failure to continue to upgrade or improve such systems could adversely affect our business. Modifications and/or upgrades to our current information technology systems may also disrupt our operations.

A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.

     The distribution of our products is centralized in one distribution center in Charlotte, North Carolina and distributed through our network of third-party freight carriers.  The merchandise we purchase is shipped directly to our distribution center, where it is prepared for shipment to the appropriate stores and subsequently delivered to the stores by our third-party freight carriers.  If the distribution center or our third-party freight carriers were to be shutdown or lose significant capacity for any reason, including but not limited to, any of the causes described under “A failure or disruption relating to our information technology systems could adversely affect our business,” our operations would likely be seriously disrupted.  Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into our distribution center or deliver goods to our stores.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center and/or our transportation network. Any such occurrence could adversely affect our business, results of operations and financial condition.

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

If the Company is unable to successfully integrate new businesses into its existing business,  the Company’s financial condition and results of operations will be adversely affected.

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

A security breach that results in unauthorized disclosure of Company, employee or customer information could adversely affect our costs, reputation and results of operations.

The protection of employee, company and customer data is critical to the Company. Any security breach, mishandling, human or programming error or other event that results in the misappropriation, loss or other unauthorized disclosure of employee, company or customer information, including but not limited to credit card data or other personally identifiable information, could severely damage the Company's reputation, expose it to the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company's business and financial condition. Despite measures the Company has taken to protect confidential information, there is no assurance that such measures will prevent the compromise of such information. If any such compromise or unauthorized disclosure of this information were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

The Company’s failure to successfully operate its e-commerce website or fulfill customer expectations could adversely impact customer satisfaction, our reputation and our business.

      Although the Company's e-commerce platform provides another channel to drive incremental sales, provide existing customers the on-line shopping experience and introduce the Company to a new customer base, it also exposes us to numerous risks. We are subject to potential failures in the efficient and uninterrupted operation of our website, customer contact center or our distribution center, including system failures caused by telecommunication system providers, order volumes that exceed our present system capabilities, electrical outages, mechanical problems and human error.  Our e-commerce platform may also expose us to greater potential for security or data breaches involving the unauthorized disclosure of customer information, as discussed above under “A security breach that results in unauthorized disclosure of Company, employee or customer information could adversely affect our costs, reputation and results of operations.” We are also subject to risk related to delays or failures in the performance of third parties, such as shipping companies, including delays associated with labor strikes or slowdowns or adverse weather conditions. If the Company does not successfully meet the challenges of operating an e-commerce website or fulfilling customer expectations, the Company's business and sales could be adversely affected.

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

     If we are unable to retain our key management and store associates or attract, train, or retain other skilled personnel in the future, we may not be able to service our customers effectively or execute our business strategy, which could adversely affect our business, operating results and financial condition.

Our business operations subject us to legal compliance and litigation risks that could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.

     Our operations are subject to federal, state and local laws, rules and regulations, as well as U.S. and foreign laws and regulations relating to our activities in foreign countries from which we source our merchandise and operate our sourcing offices.  Our business is also subject to regulatory and litigation risk in all of these jurisdictions, including foreign jurisdictions that may lack well-established or reliable legal systems for resolving legal disputes. Compliance risks and litigation claims have or may arise in the ordinary course of our business and include, among other issues, employment issues, commercial disputes, intellectual property issues, product-oriented matters, tax, customer relations and personal injury claims. International activities subject us to numerous U.S. and international regulations, including but not limited to, restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, environmental laws, records and information management regulations, tariffs and taxes and anti-corruption laws, such as the Foreign Corrupt Practices Act, violations of which by employees or persons acting on the Company’s behalf may result in significant investigation costs and severe criminal or civil sanctions.  These and other liabilities to which we may be subject could negatively affect our business, operating results and financial condition. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

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

      In March 2010, United States government enacted healthcare reform legislation, known as the Patient Protection and Affordable Care Act. This legislation and related guidance expands the Company’s responsibility for providing employees with insurance coverage that meets minimum eligibility and coverage requirements or face, alternatively, beginning in 2015, penalties for failure to offer this coverage.  The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. The full effect of this legislation is expected to continue to be phased in over several years, and could increase healthcare expenses for the Company and have an adverse effect on the Company's results of operations. The Company is still assessing its potential impact on healthcare expenses. However, to the extent we are required to provide health insurance benefits to our employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or pay penalties if we elect not to provide these benefits, our expenses will increase. If we are unable to offset these cost increases by raising our prices or cutting other costs, such increased expenses could materially and adversely affect our results of operations.

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

      As of March 24, 2015, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 41% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations or other significant Company transactions.  Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments:

     None.

Item 2.     Properties:

      The Company’s distribution center and general offices are located in a Company-owned building of approximately 552,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company’s automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 134,000 square feet. A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company’s existing location is used for receiving and distribution of store and office operating supplies. The Company also owns approximately 326 acres in York County, South Carolina, just south of Charlotte.

Item 3.     Legal Proceedings:

     From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business.  The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 27, 2015 are as follows:

Name	Age	Position

John P. D. Cato........................	64	Chairman, President and Chief Executive Officer
John R. Howe..........................	52	Executive Vice President, Chief Financial Officer
Sally Almason.........................	61	Executive Vice President, Merchandising Cato and Versona concepts
Michael T. Greer......................	52	Executive Vice President, Director of Stores
Gordon Smith..........................	59	Executive Vice President, Chief Real Estate and Store Development Officer

                John P. D. Cato has been employed as an officer of the Company since 1981 and has been a director of the Company since 1986. Since January 2004, he has served as Chairman, President and Chief Executive Officer. From May 1999 to January 2004, he served as President, Vice Chairman of the Board and Chief Executive Officer. From June 1997 to May 1999, he served as President, Vice Chairman of the Board and Chief Operating Officer. From August 1996 to June 1997, he served as Vice Chairman of the Board and Chief Operating Officer. From 1989 to 1996, he managed the Company’s off-price concept, serving as Executive Vice President and as President and General Manager of the It’s Fashion concept from 1993 to August 1996. Mr. Cato is a former director of Harris Teeter Supermarkets, Inc., formerly Ruddick Corporation.

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

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2014 and 2013.

	Price
2014	High	Low	Dividend
First quarter ……………………………………………	$30.45	$25.77	$0.30
Second quarter …………………………………………	32.71	27.70	0.30
Third quarter …………………………………………..	36.15	31.30	0.30
Fourth quarter …………………………………………	44.26	34.84	0.30

	Price
2013	High	Low	Dividend
First quarter …………………………………………….	$27.66	$22.43	$0.05
Second quarter ………………………………………….	28.72	23.66	0.05
Third quarter ……………………………………………	30.75	25.16	0.05
Fourth quarter …………………………………………..	34.28	27.96	0.05

As of March 27, 2015 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/29/2010	100	100	100
1/28/2011	123	124	131
1/27/2012	140	148	135
2/1/2013	160	185	156
1/31/2014	164	210	198
1/30/2015	257	255	207

      The graph assumes an initial investment of $100 on January 29, 2010, the last trading day prior to the commencement of the Company’s 2010 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2015:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2014	-	$-	-
December 2014	-	-	-
January 2015	-	-	-
Total	-	$-	-	2,195,113

(1)   Prices include trading costs.

(2)   On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares. During the fourth quarter ended January 31, 2015, the Company did not repurchase shares under this program. As of the fourth quarter ended January 31, 2015, the Company had 2,195,113 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended January 31, 2015 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2014	2013	2012	2011	2010

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$977,867	$910,500	$933,782	$920,622	$913,079
Other income	9,047	9,533	10,266	10,836	11,606
Total revenues	986,914	920,033	944,048	931,458	924,685
Cost of goods sold (exclusive of depreciation
shown below)	600,569	571,246	581,961	574,176	563,262
Selling, general and administrative (exclusive
of depreciation shown below)	276,234	245,868	244,327	238,982	250,763
Selling, general and administrative percent of
retail sales	28.3%	27.0%	26.2%	26.0%	27.5%
Depreciation	22,026	21,825	22,455	21,825	21,822
Interest expense	57	75	116	21	37
Interest and other income	3,445	3,267	3,782	3,817	3,971
Income before income taxes	91,473	84,286	98,971	100,271	92,772
Income tax expense	30,971	29,964	37,303	35,437	33,921
Net income	$60,502	$54,322	$61,668	$64,834	$58,851
Basic earnings per share	$2.15	$1.86	$2.11	$2.21	$2.00
Diluted earnings per share	$2.15	$1.86	$2.11	$2.21	$2.00
Cash dividends paid per share	$1.200	$0.200	$2.980	$0.875	$0.720

SELECTED OPERATING DATA:
Stores open at end of year	1,346	1,320	1,310	1,288	1,282
Average sales per store (2)	$730,000	$692,000	$722,000	$716,000	$716,000
Average sales per square foot of selling space	$162	$154	$161	$162	$168

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$260,610	$245,256	$194,646	$245,989	$234,851
Working capital	260,550	269,617	230,612	272,139	251,523
Total assets	608,278	596,918	532,646	551,089	532,759
Total stockholders’ equity	380,198	391,109	345,234	366,679	334,014
___________

(1) The fiscal year 2012 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	January 31, 2015	February 1, 2014	February 2, 2013
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	0.9	1.0	1.1
Total revenues ……………………………………………………….	100.9	101.0	101.1
Cost of goods sold …………………………………………………..	61.4	62.7	62.3
Selling, general and administrative………………………………….	28.3	27.0	26.2
Depreciation …………………………………………………………	2.3	2.4	2.4
Interest and other income ……………………………………………	0.4	0.4	0.4
Income before income taxes …………………………………………	9.4	9.3	10.6
Net income …………………………………………………………..	6.2%	6.0%	6.6%

Fiscal 2014 Compared to Fiscal 2013

      Retail sales increased by 7.4% to $977.9 million in fiscal 2014 compared to $910.5 million in fiscal 2013. The increase in retail sales in fiscal 2014 was largely attributable to a same-store sales increase of 4% from fiscal 2013 and non-comparable store sales including e-commerce. Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  E-commerce sales were less than 1% of sales in fiscal 2014 and fiscal 2013 and are not yet included in the same-store sales calculation.  The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), increased by 7.3% to $986.9 million in fiscal 2014 compared to $920.0 million in fiscal 2013. The Company operated 1,346 stores at January 31, 2015 compared to 1,320 stores operated at February 1, 2014.

      In fiscal 2014, the Company opened 33 new stores, relocated four stores and closed seven stores.

      Other revenue in total decreased to $9.0 million from $9.5 million in fiscal 2013.  The decrease resulted primarily from lower credit revenue and finance charges offset by higher layaway charges.

      Credit revenue of $5.8 million represented 0.6% of total revenue in fiscal 2014, a decrease compared to fiscal 2013 credit revenue of $6.2 million or 0.7% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.4 million in fiscal 2014 compared to $3.6 million in fiscal 2013. The decrease in these expenses was principally due to a reduction in bad debt expense of $0.1 million.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $0.3 million from $2.6 million in fiscal 2013 to $2.3 million in fiscal 2014 due to lower credit revenue. Total credit income of $2.3 million in fiscal 2014 represented 2.5% of total income before taxes of $91.5 million compared to total credit income of $2.6 million in fiscal 2013, which represented 3.1% of fiscal 2013 total income before taxes of $84.3 million.

      Cost of goods sold was $600.6 million, or 61.4% of retail sales, in fiscal 2014 compared to $571.2 million, or 62.7% of retail sales, in fiscal 2013. The decrease in cost of goods sold as a percentage of sales resulted primarily from leveraging of merchandise and distribution costs due to higher sales of regular priced goods.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) increased by 11.2% to $377.3 million in fiscal 2014 from $339.3 million in fiscal 2013. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $276.3 million in fiscal 2014 compared to $245.9 million in fiscal 2013, an increase of 12.4%. As a percent of retail sales, SG&A was 28.3% compared to 27.0% in the prior year. The increase in SG&A as a percent of sales resulted primarily from an increase in incentive compensation, partially offset by lower closed store and impairment costs.

      Depreciation expense was $22.0 million in fiscal 2014 compared to $21.8 million in fiscal 2013. Depreciation expense increased slightly from fiscal 2013 due to increases in store development, information technology investments and home office renovations, partially offset by older stores and IT projects being fully depreciated.

      Interest and other income increased to $3.4 million in fiscal 2014 compared to $3.3 million in fiscal 2013. Miscellaneous income and interest income were greater compared to fiscal 2013. See Note 2 of Notes to Consolidated Financial Statements for further details.

      Income tax expense was $31.0 million, or 3.2% of retail sales in fiscal 2014 compared to $30.0 million, or 3.3% of retail sales in fiscal 2013. The dollar increase resulted from higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rate was 33.9% in fiscal 2014 compared to 35.6% in fiscal 2013.

Fiscal 2013 Compared to Fiscal 2012

      Retail sales decreased by 2.5% to $910.5 million in fiscal 2013 compared to $933.8 million in fiscal 2012. The fiscal year ended February 1, 2014 contained 52 weeks versus 53 weeks in fiscal year ended February 2, 2013. The decrease in retail sales in fiscal 2013 was largely attributable to one fewer week of sales and a same-store sales decrease of 3% from fiscal 2012, partially offset by sales from new stores. Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  E-commerce sales were less than 1% of sales in fiscal 2013 and are not included in the same-store sales calculation.  There were no e-commerce sales in fiscal 2012. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), decreased by 2.5% to $920.0 million in fiscal 2013 compared to $944.0 million in fiscal 2012. The Company operated 1,320 stores at February 1, 2014 compared to 1,310 stores operated at February 2, 2013.

      In fiscal 2013, the Company opened 32 new stores, relocated five stores and closed 22 stores. The Company also launched its online shopping website, which is operated in-house.

      Other revenue in total decreased to $9.5 million in fiscal 2013 from $10.3 million in fiscal 2012.  The decrease resulted primarily from lower credit revenue and finance charges and layaway charges.

      Credit revenue of $6.2 million represented 0.7% of total revenue in fiscal 2013, a decrease compared to fiscal 2012 credit revenue of $6.9 million or 0.7% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.6 million in fiscal 2013 compared to $3.9 million in fiscal 2012. The decrease in these expenses was principally due to a reduction in bad debt expense of $0.3 million.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $ 0.4 million from $ 3.0 million in fiscal 2012 to $ 2.6 million in fiscal 2013 due to lower credit revenue. Total credit income of $2.6 million in fiscal 2013 represented 3.1% of total income before taxes of $84.3 million compared to total credit income of $3.0 million in fiscal 2012, which represented 3.0% of fiscal 2012 total income before taxes.

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

      Interest and other income decreased to $3.3 million in fiscal 2013 compared to $3.8 million in fiscal 2012 due to lower interest income driven by lower interest rates. Miscellaneous income and interest income were lower compared to fiscal 2012. See Note 2 of Notes to Consolidated Financial Statements for further details.

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

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2014 was $117.5 million as compared to $93.0 million in fiscal 2013. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred taxes, and changes in working capital.  The increase of $24.5 million for fiscal 2014 over fiscal 2013 is primarily due to a larger decrease in inventory from the end of the fiscal year and an increase in net income and accrued expenses, partially offset by an increase in accounts receivable and prepaid and other assets.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2015 and for the foreseeable future.

      At January 31, 2015, the Company had working capital of $260.6 million compared to $269.6 million and $230.6 million at February 1, 2014 and February 2, 2013, respectively.  Additionally, the Company had $0.9 million, $1.0 million, and $1.0 million invested in privately managed investment funds and other miscellaneous equities for fiscal years 2014, 2013 and 2012, respectively, which are reported under Other assets in the Consolidated Balance Sheets.

      At January 31, 2015, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of revocable letters of credit discussed below. The revolving credit agreement is committed until August 2015. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 31, 2015. There were no borrowings outstanding under this credit facility during the fiscal year ended January 31, 2015 or the fiscal year ended February 1, 2014.

      The Company had no outstanding revocable letters of credit relating to purchase commitments at January 31, 2015. The Company had approximately $0.4 million and $2.9 million of revocable letters of credit at February 1, 2014 and February 2, 2013, respectively.

     Expenditures for property and equipment totaled $28.9 million, $31.5 million and $45.2 million in fiscal 2014, 2013 and 2012, respectively. The expenditures for fiscal 2014 were primarily for store development, investments in new technology and general office expansion.  In fiscal 2015, the Company is planning to invest approximately $38.1 million in capital expenditures. In addition, the Company has planned for additional investments in technology and the renovation of the current office space.

      Net cash used in investing activities totaled $27.7 million for fiscal 2014 compared to net cash used in investing activities of $32.9 million for fiscal 2013 and net cash provided by investing activities of $3.2 million for fiscal 2012.  The decrease in cash used was due primarily to lower expenditures for property and equipment and purchases of short-term investments, partially offset by sales of short-term investments and other assets.

     On February 26, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share, which was paid on March 25, 2015.

      The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at January 31, 2015. The state, municipal and corporate bonds have contractual maturities which range from 15 days to 6.5 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 43 days to 2.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at January 31, 2015, the Company had $0.3 million of privately managed funds and $0.6 million of corporate equities.  During the fourth quarter of 2014, the Company had its Auction Rate Security (“ARS”) redeemed at par. All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, and a single ARS of $3.1 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

      Level 1 category securities are measured at fair value using quoted active market prices.  Level 2 investment securities include corporate and municipal bonds for which quoted prices may not be available on active exchanges for identical instruments.  Their fair value is principally based on market values determined by management with assistance of a third-party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.

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

The following table shows the Company's obligations and commitments as of January 31, 2015, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2015	2016	2017	2018	2019	Thereafter
Merchandise letters of credit	$-	$-	$-	$-	$-	$-	$-
Operating leases	203,776	65,330	50,109	34,775	22,525	12,425	18,612
Land Commitments	5,000	5,000	-	-	-	-	-
Total Contractual Obligations	$208,776	$70,330	$50,109	$34,775	$22,525	$12,425	$18,612
____________

(1) In addition to the amounts shown in the table above, $9.4 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

     The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm..........................................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013...................................................................	32

Consolidated Balance Sheets at January 31, 2015 and February 1, 2014 ...............................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 ................................................................................................................................. and February 2, 2013	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013......................................................................................................	35

Notes to Consolidated Financial Statements...................................................................................................	36

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended January 31, 2015,
February 1, 2014 and February 2, 2013......................................................................................................

S-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 27, 2015

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$977,867	$910,500	$933,782
Other income (principally finance charges,
late fees and layaway charges)	9,047	9,533	10,266
Total revenues	986,914	920,033	944,048

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	600,569	571,246	581,961
Selling, general and administrative (exclusive
of depreciation shown below)	276,234	245,868	244,327
Depreciation	22,026	21,825	22,455
Interest expense	57	75	116
Interest and other income	(3,445)	(3,267)	(3,782)
Cost and expenses, net	895,441	835,747	845,077

Income before income taxes	91,473	84,286	98,971

Income tax expense	30,971	29,964	37,303

Net income	$60,502	$54,322	$61,668

Basic earnings per share	$2.15	$1.86	$2.11

Diluted earnings per share	$2.15	$1.86	$2.11

Dividends per share	$1.20	$0.20	$2.98

Comprehensive income:
Net income	$60,502	$54,322	$61,668
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
$5, ($26), and ($69) for fiscal 2014, 2013
and 2012, respectively	8	(43)	(115)
Comprehensive income	$60,510	$54,279	$61,553

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	February 1, 2014

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$93,946	$79,427
Short-term investments	162,185	161,128
Restricted cash and investments	4,479	4,701
Accounts receivable, net of allowance for doubtful accounts of $1,542 at
January 31, 2015 and $1,743 at February 1, 2014	41,023	39,224
Merchandise inventories	137,549	150,861
Deferred income taxes	4,291	4,720
Prepaid expenses	10,978	6,687
Total Current Assets	454,451	446,748
Property and equipment – net	135,181	141,129
Noncurrent deferred income taxes	3,363	1,373
Other assets	15,283	7,668
Total Assets	$608,278	$596,918
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111,674	$111,514
Accrued expenses	48,404	45,763
Accrued bonus and benefits	19,567	4,999
Accrued income taxes	14,256	14,855
Total Current Liabilities	193,901	177,131
Other noncurrent liabilities (primarily deferred rent)	34,179	28,678

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 26,174,684 and 27,498,216 shares issued at
January 31, 2015 and February 1, 2014, respectively	873	917
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,743,525 shares at January 31, 2015 and
February 1, 2014	58	58
Additional paid-in capital	85,029	80,463
Retained earnings	293,452	308,893
Accumulated other comprehensive income	786	778
Total Stockholders' Equity	380,198	391,109
Total Liabilities and Stockholders’ Equity	$608,278	$596,918

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(Dollars in thousands)
Operating Activities:
Net income	$60,502	$54,322	$61,668
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	22,026	21,825	22,455
Provision for doubtful accounts	875	1,009	1,259
Purchase premium and premium amortization of investments	(104)	(873)	-
Share based compensation	3,582	3,007	2,796
Excess tax benefits from share-based compensation	(243)	(88)	(509)
Deferred income taxes	(1,563)	(4,766)	(5,540)
Loss on disposal of property and equipment	1,288	1,665	1,747
Impairment of store assets	2,249	2,646	2,011
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(2,674)	(217)	1,749
Merchandise inventories	13,312	(10,123)	(10,356)
Prepaid and other assets	(6,078)	2,969	(6,730)
Accrued income taxes	(356)	651	(343)
Accounts payable, accrued expenses and other liabilities	24,643	20,932	9,103
Net cash provided by operating activities	117,459	92,959	79,310

Investing Activities:
Expenditures for property and equipment	(28,901)	(31,542)	(45,175)
Purchase of short-term investments	(49,820)	(65,455)	(108,662)
Sales of short-term investments	48,850	62,766	156,642
Purchase of Other Assets	(1,267)	-	-
Sales of Other Assets	3,227	-	1,041
Change in restricted cash and investments provided (used)	222	1,298	(674)
Net cash (used) in investing activities	(27,689)	(32,933)	3,172

Financing Activities:
Dividends paid	(33,886)	(5,853)	(87,222)
Repurchase of common stock	(42,129)	(6,429)	(367)
Proceeds from employee stock purchase plan	510	394	723
Excess tax benefits from share-based compensation	243	88	509
Proceeds from stock options exercised	11	132	51
Net cash provided (used) in financing activities	(75,251)	(11,668)	(86,306)

Net increase (decrease) in cash and cash equivalents	14,519	48,358	(3,824)

Cash and cash equivalents at beginning of period	79,427	31,069	34,893
Effect of exchange rate changes on cash	-	-	-
Cash and cash equivalents at end of period	$93,946	$79,427	$31,069

Non-cash investing activity
Accrued plant and equipment	$1,780	$4,315	$2,819

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 28, 2012	$914	$58	$72,030	$292,741	$936	366,679
Comprehensive income:
Net income	-	-	-	61,668	-	61,668
Unrealized losses on available-for-sale securities, net of deferred
income tax benefit of ($69)	-	-	-		(115)	(115)
Dividends paid ($2.980 per share)	-	-	-	(87,222)	-	(87,222)
Class A common stock sold through employee stock purchase
plan — 32,995 shares	1	-	849	-	-	850
Class A common stock sold through stock option plans —
5,750 shares	-	-	562	-	-	562
Class A common stock issued through restricted stock grant plans
98,743 shares	3	-	2,644	23	-	2,670
Windfall tax benefit from equity compensation plans		-	509	-	-	509
Repurchase and retirement of treasury shares – 12,997 shares	-	-	-	(367)	-	(367)

Balance — February 2, 2013	$918	$58	$76,594	$266,843	$821	345,234
Comprehensive income:
Net income	-	-	-	54,322	-	54,322
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($26)	-	-	-	-	(43)	(43)
Dividends paid ($.20 per share)	-	-	-	(5,853)	-	(5,853)
Class A common stock sold through employee stock purchase
plan — 19,070 shares	1	-	463	-	-	464
Class A common stock sold through stock option plans —
9,050 shares	-	-	145	-	-	145
Class A common stock issued through restricted stock grant plans
198,017 shares	7	-	2,915	1	-	2,923
Windfall tax benefit from equity compensation plans	-	-	346		-	346
Repurchase and retirement of treasury shares – 271,296 shares	(9)	-	-	(6,420)	-	(6,429)

Balance — February 1, 2014	$917	$58	$80,463	$308,893	$778	$391,109
Comprehensive income:
Net income	-	-	-	60,502	-	60,502
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $5	-	-	-	-	8	8
Dividends paid ($1.20 per share)	-	-	-	(33,886)	-	(33,886)
Class A common stock sold through employee stock purchase
plan — 20,941 shares	1	-	600	-	-	601
Class A common stock sold through stock option plans —
500 shares	-	-	28	-	-	28
Class A common stock issued through restricted stock grant plans
164,927 shares	5	-	3,449	20	-	3,474
Windfall tax benefit from equity compensation plans	-	-	489	-	-	489
Repurchase and retirement of treasury shares – 1,509,965 shares	(50)	-	-	(42,077)	-	(42,127)

Balance — January 31, 2015	$873	$58	$85,029	$293,452	$786	$380,198

See notes to consolidated financial statements.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Significant Accounting Policies:

     Principles of Consolidation: The Consolidated Financial Statements include the accounts of The Cato Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

     Description of Business and Fiscal Year: The Company has two reportable segments — the operation of a fashion specialty stores segment (“Retail Segment”) and a credit card segment (“Credit Segment”). The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona” and are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31 of the subsequent year.

Correction of Prior Period Error: During the fourth quarter of 2013, the Company discovered that we had improperly netted our purchases and sales activity for our investments within cash flows related to investing activities in prior periods. In addition, we had also improperly classified the premiums and amortization of premiums on those investments in cash flows related to investing activities when they should have been in cash flows related to operating activities. The presentation of these amounts was corrected in the consolidated financial statements for the year ended February 1, 2014 and was immaterial to all prior periods presented.

In connection with the preparation of our Consolidated Financial Statements for the year ended February 2, 2013, the Company recorded the following out of period adjustments: (1) corrected its accounting for accrued landlord insurance by recording additional pre-tax expense of $1.2 million in fiscal 2012 which originated prior to fiscal year 2008; (2) corrected fiscal year 2011 federal income tax expense by recording an additional $1.1 million of income tax expense in fiscal 2012; and (3) corrected prior period state income tax expense of $0.6 million in fiscal 2012, of which $0.5 million originated in fiscal 2011 and $0.1 million in fiscal 2010. The Company has assessed the materiality of these errors and concluded that the errors were not material to any of the current or previously issued financial statements.

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

     Short-Term Investments:    Investments with original maturities beyond three months are classified as short-term investments. See Note 3 for the Company’s estimated fair value of, and other information regarding, its short-term investments. The Company’s short-term investments are all classified as available-for-sale. As they are available for current operations, they are classified on the Consolidated Balance Sheets as Current Assets. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses, net of income taxes, reported as a component of Accumulated other comprehensive income. Other than temporary declines in the fair value of investments are recorded as a reduction in the cost of the investments in the accompanying Consolidated Balance Sheets and a reduction of Interest and other income in the accompanying Consolidated Statements of Income and Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization of premiums, accretion of discounts and realized gains and losses are included in Interest and other income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash and Investments:  The Company has $4.5 million and $4.7 million in escrow at January 31, 2015 and February 1, 2014, respectively, as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 were $37,888,000, $34,238,000 and $43,124,000, respectively.

     Inventories: Merchandise inventories are stated at the lower of cost or market as determined by the weighted-average cost method.

     Property and Equipment: Property and equipment are recorded at cost, including land. Maintenance and repairs are expensed to operations as incurred; renewals and betterments are capitalized. The Company has changed the purpose of land that was previously classified as property and equipment to land held for investment and is now classified within Other assets as of January 31, 2015. Depreciation is determined on the straight-line method over the estimated useful lives of the related assets excluding leasehold improvements.  Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.  For leases with renewal periods at the Company’s option, the Company generally uses the original lease term plus reasonably assured renewal option periods (generally one five-year option period) to determine estimated useful lives.  Typical estimated useful lives are as follows:

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information technology equipment and software	3-10 years

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which the carrying value exceeds the fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2014 were $2,249,000.  Store asset impairment charges incurred in fiscal 2013 were $2,646,000. Store asset impairment charges incurred in fiscal 2012 were $2,011,000.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

      Other assets are comprised of long-term assets, primarily insurance contracts related to deferred compensation assets and land held for investment purposes. During the fourth quarter of 2014, the Company had its ARS redeemed at par for $3,450,000. Prior year amounts have been reclassed to reflect the current presentation on the Consolidated Statements of Cash Flows.

      We have revised our 2012 Consolidated Statements of Cash Flows to correctly classify approximately $1.0 million of cash inflows related to the sales of other assets previously reported in operating activities as investing activities. This amount is immaterial to our previously issued financial statements.

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

     In fiscal 2014, 2013 and 2012, the Company recognized $553,000, $370,000 and $500,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $5,528,000, $5,741,000 and $6,186,000 for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

     Stock Repurchase Program:  For fiscal year ending January 31, 2015, the Company had  2,195,113 shares remaining in open authorization. There is no specified expiration date for the Company’s repurchase program. Share repurchases are recorded in Retained earnings, net of par value.

     Earnings Per Share: ASC 260 - Earnings Per Share, requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures.  The Company has presented one basic EPS and one diluted EPS amount for all common shares in the accompanying Consolidated Statements of Income and Comprehensive Income.  While the Company’s certificate of incorporation provides the right for the Board of Directors to declare dividends on Class A shares without declaration of commensurate dividends on Class B shares, the Company has historically paid the same dividends to both Class A and Class B shareholders and the Board of Directors has resolved to continue this practice.  Accordingly, the Company’s allocation of income for purposes of EPS computation is the same for Class A and Class B shares and the EPS amounts reported herein are applicable to both Class A and Class B shares.

      Basic EPS is computed as net income less earnings allocated to non-vested equity awards divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and the Employee Stock Purchase Plan.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	January 31, 2015	February 1, 2014	February 2, 2013

Numerator	(Dollars in thousands)
Net earnings	$60,502	$54,322	$61,668
Earnings allocated to non-vested equity awards	(1,180)	(884)	(894)
Net earnings available to common stockholders	$59,322	$53,438	$60,774

Denominator
Basic weighted average common shares outstanding	27,600,350	28,767,615	28,796,815
Dilutive effect of stock options and restricted stock	3,903	5,063	3,563
Diluted weighted average common shares outstanding	27,604,253	28,772,678	28,800,378

Net income per common share
Basic earnings per share	$2.15	$1.86	$2.11
Diluted earnings per share	$2.15	$1.86	$2.11

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In the first quarter of fiscal 2014, the Company adopted new accounting guidance which eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or tax credit carry-forward exists at the reporting date. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and had no impact on the Company’s consolidated results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2017 fiscal year; early adoption is not permitted.  The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013

Dividend income	$(21)	$(17)	$(19)
Interest income	(1,266)	(1,288)	(1,518)
Miscellaneous income	(1,936)	(1,686)	(1,852)
Net gain on investment sales	(222)	(276)	(393)
Interest and other income	$(3,445)	$(3,267)	$(3,782)

3.  Short-Term Investments:

      At January 31, 2015, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015			February 1, 2014
	Debt securities			Debt securities
	issued by various			issued by various
	states of the United			states of the United
	States and political	Corporate		States and political	Corporate
	subdivisions of	debt		subdivisions of	debt
	the states	securities	Total	the states	securities	Total
Cost basis	147,227	13,996	161,223	157,358	2,795	160,153
Unrealized gains	906	56	962	971	4	975
Unrealized (loss)	-	-	-	-	-	-
Estimated fair value	$148,133	$14,052	$162,185	$158,329	$2,799	$161,128

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015			February 1, 2014

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$963	$(362)	$601	$978	$(368)	$610
Equity Investments	297	(112)	185	270	(102)	168
Total	$1,260	$(474)	$786	$1,248	$(470)	$778

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 31, 2015 and February 1, 2014:

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 31, 2015	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$148,650	$-	$148,650	$-
Corporate Bonds	14,052	-	14,052	-
Auction Rate Securities (ARS)	-	-	-	-
U.S. Treasury Notes	3,758	3,758	-	-
Cash Surrender Value of Life Insurance	4,558	-	-	4,558
Privately Managed Funds	306	-	-	306
Corporate Equities	613	613	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$172,037	$4,471	$162,702	$4,864

Liabilities:
Deferred Compensation	(4,272)	-	-	(4,272)
Total Liabilities	$(4,272)	$-	$-	$(4,272)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 1, 2014	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3

State/Municipal Bonds	$159,074	$-	$159,074	$-
Corporate Bonds	2,799	-	2,799	-
Auction Rate Securities (ARS)	3,140	-	-	3,140
U.S. Treasury Notes	3,405	3,405	-	-
Cash Surrender Value of Life Insurance	2,957	-	-	2,957
Privately Managed Funds	392	-	-	392
Corporate Equities	585	585	-	-
Certificates of Deposit	100	100	-	-
Total	$172,452	$4,090	$161,873	$6,489

Liabilities:
Deferred Compensation	(3,298)	-	-	(3,298)
Total Liabilities	$(3,298)	$-	$-	$(3,298)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at January 31, 2015. The state, municipal and corporate bonds have contractual maturities which range from 15 days to 6.5 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 43 days to 2.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at January 31, 2015, the Company had $0.3 million of privately managed funds and $0.6 million of corporate equities.  During the fourth quarter of 2014, the Company had its Auction Rate Security (“ARS”) redeemed at par. All of these assets are recorded within Other assets in the Consolidated Balance Sheets.  At February 1, 2014, the Company had $0.4 million of privately managed funds, $0.6 million of corporate equities, and a single ARS of $3.1 million, all of which are recorded within Other assets in the Consolidated Balance Sheets.

      Level 1 category securities are measured at fair value using quoted active market prices.  Level 2 investment securities include corporate and municipal bonds for which quoted prices may not be available on active exchanges for identical instruments.  Their fair value is principally based on market values determined by management with assistance of a third-party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of January 31, 2015 and February 1, 2014 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	(3,450)	(93)	-	(3,543)
Additions	-	-	753	753
Total gains or (losses)
Included in interest and other income (or changes in net assets)	311	147	848	1,306
Included in other comprehensive income	-	(140)	-	(140)
Ending Balance at January 31, 2015	$-	$306	$4,558	$4,865

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(719)	(719)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(255)	(255)
Ending Balance at January 31, 2015	$(4,272)	$(4,272)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at February 2, 2013	$3,450	$561	$2,051	$6,062
Redemptions	-	(122)	-	(122)
Additions			775	775
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(311)	121	131	(59)
Included in other comprehensive income	-	(168)	-	(168)
Ending Balance at February 1, 2014	$3,140	$392	$2,957	$6,489

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 2, 2013	$(2,178)	$(2,178)
Additions	(863)	(863)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(257)	(257)
Ending Balance at February 1, 2014	$(3,298)	$(3,298)

Quantitative information regarding the significant unobservable inputs related to the ARS as of February 1, 2014 were as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.66 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.14%

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
			January 31, 2015	February 1, 2014

	Customer accounts — principally deferred payment accounts		$26,071	$27,414
	Miscellaneous trade receivables		16,494	13,553

	Total		42,565	40,967
	Less allowance for doubtful accounts		1,542	1,743

	Accounts receivable — net		$41,023	$39,224

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Finance charge and late charge revenue on customer deferred payment accounts totaled $5,773,000, $6,220,000 and $6,929,000 for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively, and charges against the allowance for doubtful accounts were approximately $875,000, $1,009,000 and $1,259,000 for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		January 31, 2015	February 1, 2014

	Land and improvements	$7,968	$7,851
	Buildings	25,807	27,269
	Leasehold improvements	100,808	94,185
	Fixtures and equipment	214,969	208,902
	Information technology equipment and software	59,829	58,705
	Construction in progress	12,243	12,300

	Total	421,624	409,212
	Less accumulated depreciation	286,443	268,083

	Property and equipment — net	$135,181	$141,129

	Construction in progress primarily represents costs related to new store development and investments in new technology.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		January 31, 2015	February 1, 2014

	Accrued payroll and related items	$7,905	$7,608
	Property and other taxes	16,091	15,285
	Accrued self-insurance	11,589	10,605
	Other	12,819	12,265

	Total	$48,404	$45,763

8.    Financing Arrangements

As of January 31, 2015, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of revocable credits discussed below.  During 2013, the revolving credit agreement was amended and extended to August 2015.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 31, 2015.  There were no borrowings outstanding under this credit facility during the periods ended January 31, 2015, February 1, 2014 or February 2, 2013.  The weighted average interest rate under the credit facility was zero at January 31, 2015 due to no borrowings during the year.

At January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At February 1, 2014 and February 2, 2013, the Company had approximately $0.4 million and $2.9 million, respectively, of outstanding revocable letters of credit relating to purchase commitments.

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

      On March 25, 2015, the Company paid a quarterly dividend of $0.30 per share.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 were approximately $1,268,000, $1,196,000 and $1,186,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $7,784,000 for the year ended January 31, 2015. The Company’s contribution for the year ended February 1, 2014 was $887,000 and year ended February 2, 2013 was $508,000.

      The Company is primarily self-insured for health care.  These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company funds health care contributions to a third-party provider.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Leases:

     The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are at a fixed rate for periods of five years with renewal options. For leases with landlord capital improvement funding, the funded amount is recorded as a deferred liability and amortized over the term of the lease as a reduction to rent expense on the Consolidated Statements of Income and Comprehensive Income.  Equipment leases are generally for one to three year periods.

The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2015	$65,330
2016	50,109
2017	34,775
2018	22,525
2019	12,425
Thereafter	18,612

Total minimum lease payments	$203,776

The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Fiscal Year Ended

Minimum rentals	$66,040	$61,889	$59,887
Contingent rent	4	4	16

Total rental expense	$66,044	$61,893	$59,903

12.  Income Taxes:

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of January 31, 2015, the Company had gross unrecognized tax benefits totaling approximately $9.4 million, of which approximately $10.0 million, inclusive of interest, would affect the effective tax rate if recognized. The Company had approximately $4.8 million, $5.4 million and $5.0 million of interest and penalties accrued related to uncertain tax positions as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $740,000, $927,000 and $899,000 of interest and penalties in the Consolidated Statements of Income and Comprehensive Income for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2011.  In state and local tax jurisdictions, the Company has limited exposure before 2004.  During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range can not be determined.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Fiscal Year Ended
Balances, beginning	$9,214	$8,892	$8,689
Additions for tax positions of the current year	877	1,209	1,222
Reduction for tax positions of prior years for:
Settlements during the period	(170)	(464)	(581)
Lapses of applicable statute of limitations	(490)	(423)	(438)
Balances, ending	$9,431	$9,214	$8,892

The provision for income taxes consists of the following (in thousands):
	January 31, 2015	February 1, 2014	February 2, 2013
Fiscal Year Ended
Current income taxes:
Federal	$33,108	$31,699	$38,415
State	514	3,032	4,429
Total	33,622	34,731	42,844
Deferred income taxes:
Federal	(1,863)	(4,260)	(4,952)
State	(611)	(507)	(589)
Foreign	(177)	-	-
Total	(2,651)	(4,767)	(5,541)
Total income tax expense	$30,971	$29,964	$37,303

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company's deferred tax assets and liabilities as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

		January 31, 2015	February 1, 2014
Deferred tax assets:
Allowance for doubtful accounts		$543	$598
Inventory valuation		2,717	2,349
Deferred lease liability		1,881	2,940
Non-deductible accrued liabilities		1,895	1,133
Other taxes		1,664	1,668
Federal benefit of uncertain tax positions		4,237	4,292
Equity compensation expense		3,862	3,246
Accrued Bonus		-	800
Other		2,422	2,065
Total deferred tax assets		19,221	19,091
Deferred tax liabilities
Property and equipment		6,458	8,690
Unrealized gains on short-term investments		472	469
Health care expense		2,117	1,383
Other		2,517	2,456
Total deferred tax liabilities		11,564	12,998
Net deferred tax assets		$7,657	$6,093

The reconciliation of the Company's effective income tax rate with the statutory rate is as follows:

	January 31, 2015	February 1, 2014	February 2, 2013
Fiscal Year Ended
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	(0.2)	2.8	3.2
Tax credits	(1.8)	(1.4)	(1.1)
Tax exempt interest	(0.5)	(0.5)	(0.5)
Effects of permanent differences	0.6	0.1	0.1
Other	0.8	(0.4)	1.0
Effective income tax rate	33.9%	35.6%	37.7%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Data (Unaudited):

	Summarized quarterly financial results are as follows (in thousands, except per share data):

	Fiscal 2014	First	Second	Third	Fourth
	Total revenues	$284,732	$246,461	$215,608	$240,113
	Gross profit (exclusive of depreciation)	120,369	97,422	79,515	89,039
	Net income	30,006	15,652	5,692	9,152
	Basic earnings per share	$1.04	$0.56	$0.22	$0.33
	Diluted earnings per share	$1.04	$0.56	$0.22	$0.33

	Fiscal 2013	First	Second	Third	Fourth
	Total revenues	$269,698	$231,718	$201,043	$217,574
	Gross profit (exclusive of depreciation)	112,797	86,768	72,256	76,966
	Net income	30,839	14,775	4,885	3,823
	Basic earnings per share	$1.05	$0.51	$0.17	$0.13
	Diluted earnings per share	$1.05	$0.51	$0.17	$0.13

14.  Reportable Segment Information

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its three retail operating segments, including e-commerce, based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, which require the segments have similar economic characteristics, similar products, similar production processes, similar clients and similar methods of distribution.

The Company’s retail operating segments have similar economic characteristics and similar operating, financial and competitive risks.  They are similar in terms of product offered, as they all offer women’s apparel, shoes and accessories.  Merchandise inventory of the Company’s retail operating segments is sourced from the same countries and some of the same vendors, using similar production processes.  Merchandise for the Company’s retail operating segments is distributed to retail stores in a similar manner through the Company’s single distribution center and is subsequently distributed to clients in a similar manner.

The Company operates its women’s fashion specialty retail stores in 32 states as of January 31, 2015, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes certain segment information (in thousands):

Fiscal 2014	Retail	Credit	Total

Revenues	$981,141	$5,773	$986,914
Depreciation	21,981	45	22,026
Interest and other income	3,445	-	3,445
Income before taxes	89,131	2,342	91,473
Total assets	533,236	75,042	608,278
Capital expenditures	28,871	30	28,901

Fiscal 2013	Retail	Credit	Total

Revenues	$913,813	$6,220	$920,033
Depreciation	21,785	40	21,825
Interest and other income	3,267	-	3,267
Income before taxes	81,709	2,577	84,286
Total assets	524,908	72,010	596,918
Capital expenditures	31,423	119	31,542

Fiscal 2012	Retail	Credit	Total

Revenues	$937,119	$6,929	$944,048
Depreciation	22,404	51	22,455
Interest and other income	3,782	-	3,782
Income before taxes	95,972	2,999	98,971
Total assets	463,527	69,119	532,646
Capital expenditures	44,924	251	45,175

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013

Bad debt expense	$875	$1,009	$1,259
Payroll	841	907	919
Postage	737	744	751
Other expenses	933	943	950

Total expenses	$3,386	$3,603	$3,879

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock Based Compensation:

      As of January 31, 2015, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees. The 2013 Incentive Compensation Plan and 2004 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of January 31, 2015:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
February 1, 2014	-	-	1,488,902	1,488,902
January 31, 2015	-	-	1,287,396	1,287,396

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period. As of January 31, 2015, there was $10,357,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of  2.6 years.  The total fair value of the shares recognized as compensation expense during the twelve months ended January 31, 2015, February 1, 2014 and February 2, 2013 was $3,474,000, $2,924,000 and $2,669,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the years ended January 31, 2015, February 1, 2014 and February 2, 2013:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2012	461,341	$21.44
Granted	110,397	28.23
Vested	(114,172)	18.83
Forfeited or expired	(17,420)	24.95

Restricted stock awards at February 2, 2013	440,146	$23.70
Granted	214,637	23.57
Vested	(121,692)	19.82
Forfeited or expired	(27,468)	24.71

Restricted stock awards at February 1, 2014	505,623	$24.52
Granted	206,713	28.25
Vested	(108,155)	22.41
Forfeited or expired	(51,686)	26.00

Restricted stock awards at January 31, 2015	552,495	$26.19

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month periods ended January 31, 2015, the Company sold 20,941 shares to employees at an average discount of $4.30 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $90,000, $70,000 and $128,000 for fiscal years 2014, 2013 and 2012, respectively.  These expenses are classified as a component of selling, general and administrative expenses.

The following is a summary of changes in stock options outstanding during the year ended January 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at February 1, 2014	20,627	$23.33	9.04 years	$163,000
Granted	-	-
Forfeited or expired	-
Exercised	(500)	-
Outstanding at January 31, 2015	20,127	$23.56	8.25 years	$194,628
Vested and exercisable at January 31, 2015	4,025	$23.56	8.25 years	$38,926

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

No options were granted in fiscal 2014, 20,127 options were granted in fiscal 2013, and no options were granted in fiscal 2012. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

The total intrinsic value of options exercised during the years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $11,000, $112,000 and $79,000, respectively.

The stock option expense was $17,000 for the twelve months ended January 31, 2015,  $13,000 for the twelve months ended February 1, 2014, and zero for the twelve months ended February 2, 2013.

            Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years, and expire no later than ten years after the grant date.

16.     Commitments and Contingencies:

      The Company does not have any guarantees with third parties.

      The Company is a defendant in legal proceedings considered to be in the normal course of business.  The resolution of such currently pending matters, individually or collectively, is not expected to have a material effect on the Company’s results of operations, cash flows or financial position. We accrue for these matters when the liability is deemed probable and estimable. The Company has committed to purchase approximately $5 million of land that it expects to close no later than November 2015.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of January 31, 2015:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2014	$778
Other comprehensive income before
reclassification	148

Amounts reclassified from accumulated
other comprehensive income (b)	(140)

Net current-period other comprehensive income	8

Ending Balance at January 31, 2015	$786

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2015.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2015.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 31, 2015, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2015 annual stockholders’ meeting (the “2015 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2014 Executive Compensation,” “Fiscal 2014 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2015 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 31, 2015.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights(1)	Column (a)) (2)

Equity compensation plans approved
by security holders	20,127	$23.56	1,515,220
Equity compensation plans not
approved by security holders	-	-	-
Total	20,127	$23.56	1,515,220

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2013
Incentive Compensation Plan, 1,287,396 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 227,824 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2015 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2015 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm .........................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.......................................................	32

Consolidated Balance Sheets at January 31, 2015 and February 1, 2014.....................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013..........................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.......................................................................................	35

Notes to Consolidated Financial Statements..................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts......................................................................	S-2

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
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended January 31, 2015, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (ii) Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; and (v) Notes to Consolidated Financial Statements.

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
Jeffrey R. Shock Senior Vice President Controller

Date: March 27, 2015

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2015 by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

			Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at January 28, 2012	$2,362		$6,332
Additions charged to costs and expenses	1,259		3,525
Additions (reductions) charged to other accounts	756	(c)	1,974
Deductions	(2,324)	(d)	(3,744)

Balance at February 2, 2013	2,053		8,087
Additions charged to costs and expenses	1,221		4,497
Additions (reductions) charged to other accounts	425	(c)	(611)
Deductions	(1,956)	(d)	(2,861)

Balance at February 1, 2014	$1,743		$9,112
Additions charged to costs and expenses	1,070		4,518
Additions (reductions) charged to other accounts	428	(c)	(680)
Deductions	(1,699)	(d)	(2,888)

Balance at January 31, 2015	$1,542		$10,062

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation and General Liability.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.

S-2