Form 10-Q
period 2015-05-02
CATO CORP
filed 2015-05-28
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of May 2, 2015, there were 26,319,927 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 2, 2015

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended May 2, 2015 and May 3, 2014

Condensed Consolidated Balance Sheets		3
At May 2, 2015, January 31, 2015 and May 3, 2014

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended May 2, 2015 and May 3, 2014

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months Ended May 2, 2015 and May 3, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27 - 31

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 2, 2015	May 3, 2014

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$281,575	$282,462
Other revenue (principally finance charges, late fees and
layaway charges)	2,324	2,270
Total revenues	283,899	284,732

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	162,520	164,363
Selling, general and administrative (exclusive of depreciation
shown below)	68,584	67,487
Depreciation	5,374	5,452
Interest and other income	(568)	(742)
Cost and expenses, net	235,910	236,560

Income before income taxes	47,989	48,172

Income tax expense	16,906	18,166

Net income	$31,083	$30,006

Basic earnings per share	$1.11	$1.04

Diluted earnings per share	$1.11	$1.04

Dividends per share	$0.30	$0.30

Comprehensive income:
Net income	$31,083	$30,006
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of ($201) and ($32) for May 2, 2015	(332)	(51)
and May 3, 2014, respectively
Comprehensive income	$30,751	$29,955

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 2, 2015	January 31, 2015	May 3, 2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$94,294	$93,946	$79,468
Short-term investments	177,471	162,185	159,286
Restricted cash and investments	4,474	4,479	4,699
Accounts receivable, net of allowance for doubtful accounts of
$1,535, $1,542 and $1,732 at May 2, 2015, January 31, 2015
and May 3, 2014 respectively	38,316	41,023	41,036
Merchandise inventories	133,862	137,549	129,652
Deferred income taxes	4,492	4,291	4,752
Prepaid expenses	13,384	10,978	10,522
Total Current Assets	466,293	454,451	429,415
Property and equipment – net	133,480	135,181	142,989
Noncurrent deferred income taxes	4,567	3,363	1,375
Other assets	17,894	15,283	9,458
Total Assets	$622,234	$608,278	$583,237
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$101,116	$111,674	$96,816
Accrued expenses	47,322	48,404	44,258
Accrued bonus and benefits	4,310	19,567	6,009
Accrued income taxes	32,321	14,256	32,479
Total Current Liabilities	185,069	193,901	179,562
Other noncurrent liabilities (primarily deferred rent)	34,177	34,179	30,170

Stockholders' Equity:
Preferred stock, $100 par value per share, 1,000,000 shares
authorized, none issued	-	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 26,319,927 shares, 26,174,684 shares and 26,282,502 shares at May 2, 2015, January 31, 2015 and
May 3, 2014, respectively	877	873	876
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
May 2, 2015, January 31, 2015 and May 3, 2014	58	58	58
Additional paid-in capital	85,983	85,029	81,324
Retained earnings	315,616	293,452	290,520
Accumulated other comprehensive income	454	786	727
Total Stockholders' Equity	402,988	380,198	373,505
Total Liabilities and Stockholders’ Equity	$622,234	$608,278	$583,237

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 2, 2015	May 3, 2014

	(Dollars in thousands)

Operating Activities:
Net income	$31,083	$30,006
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,374	5,452
Provision for doubtful accounts	259	307
Purchase premium and premium amortization of investments	(1,214)	296
Share-based compensation	667	555
Excess tax benefits from share-based compensation	(59)	(55)
Deferred income taxes	(1,204)	(2)
Loss on disposal of property and equipment	67	118
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	2,448	(2,119)
Merchandise inventories	3,687	21,209
Prepaid and other assets	(2,650)	(4,723)
Accrued income taxes	18,124	17,679
Accounts payable, accrued expenses and other liabilities	(26,817)	(13,704)
Net cash provided by operating activities	29,765	55,019

Investing Activities:
Expenditures for property and equipment	(4,579)	(7,423)
Purchase of short-term investments	(28,531)	(8,905)
Sales of short-term investments	13,885	10,354
Purchase of Other Assets	(1,837)	(1,203)
Sales of Other Assets	268	311
Change in restricted cash and investments	5	2
Net cash used in investing activities	(20,789)	(6,864)

Financing Activities:
Dividends paid	(8,374)	(8,748)
Repurchase of common stock	(547)	(39,681)
Proceeds from employee stock purchase plan	235	260
Excess tax benefits from share-based compensation	59	55
Net cash used in financing activities	(8,627)	(48,114)

Net increase in cash and cash equivalents	349	41

Cash and cash equivalents at beginning of period	93,946	79,427
Effect of exchange rate changes on cash	(1)	-
Cash and cash equivalents at end of period	$94,294	$79,468

Non-cash investing activity
Accrued other assets and property and equipment	$(1,697)	$(3,314)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended May 2, 2015 and May 3, 2014 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.  Amounts as of January 31, 2015 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

During the first quarter of 2015, the Company determined that it had improperly calculated a long-term deferred tax liability in prior periods due to the inclusion of certain insurance premium amounts related to its captive insurance company.  The Company recorded an out of period adjustment during the three month period ended May 2, 2015 which resulted in a decrease in its long-term deferred tax liability by $1.2 million, decreased its Income tax expense by $1.0 million and increased its Accrued income taxes by $0.2 million.  The Condensed Consolidated Statements of Income and Comprehensive Income, Balance Sheet and Statement of Cash Flows for the three months ended May 2, 2015 reflect the above amounts.  The correction is not deemed material to prior period or current period consolidated financial statements.

The Company has changed the classification of certain items in its Consolidated Statements of Cash Flows to conform the May 3, 2014 presentation with our 2014 Form 10-K to show approximately $0.9 million of cash outflows related to the purchase and sale of other assets previously reported in operating activities as investing activities.

On May 21, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

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

	Three Months Ended
	May 2, 2015	May 3, 2014
	(Dollars in thousands)
Numerator
Net earnings	$31,083	$30,006
Earnings allocated to non-vested equity awards	(609)	(509)
Net earnings available to common stockholders	$30,474	$29,497

Denominator
Basic weighted average common shares outstanding	27,369,149	28,335,395
Dilutive effect of stock options	6,081	713
Diluted weighted average common shares outstanding	27,375,230	28,336,108

Net income per common share
Basic earnings per share	$1.11	$1.04
Diluted earnings per share	$1.11	$1.04

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended May 2, 2015:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2015	$786
Other comprehensive income before
reclassification	(483)

Amounts reclassified from accumulated
other comprehensive income (b)	151

Net current-period other comprehensive income	(332)

Ending Balance at May 2, 2015	$454

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes ($241) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($90).

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 2, 2015, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 2, 2015.  There were no borrowings outstanding under this credit facility during the periods ended May 2, 2015, January 31, 2015 or May 3, 2014.  The weighted average interest rate under the credit facility was zero at May 2, 2015 due to no borrowings during the year.

At May 2, 2015 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At May 3, 2014, the Company had approximately $0.6 million of outstanding revocable letters of credit related to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its three retail operating segments, including e-commerce, based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, which require the segments have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

The Company’s retail operating segments have similar economic characteristics and similar operating, financial and competitive risks.  They are similar in nature of product, as they all offer women’s apparel, shoes and accessories.  Merchandise inventory for the Company’s retail operating segments is sourced from the same countries and some of the same vendors, using similar production processes.  Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner through the Company’s single distribution center and is subsequently distributed to clients in a similar manner.

The Company operates its women’s fashion specialty retail stores in 32 states as of May 2, 2015, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 2, 2015	Retail	Credit	Total

Revenues	$ 282,493	$ 1,406	$ 283,899
Depreciation	5,362	12	5,374
Interest and other income	(568)	-	(568)
Income before taxes	47,518	471	47,989
Total assets	551,077	71,157	622,234
Capital expenditures	4,579	-	4,579

Three Months Ended
May 3, 2014	Retail	Credit	Total

Revenues	$ 283,257	$ 1,475	$ 284,732
Depreciation	5,439	13	5,452
Interest and other income	(742)	-	(742)
Income before taxes	47,690	482	48,172
Total assets	516,613	66,624	583,237
Capital expenditures	4,116	-	4,116

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Bad debt expense	$259	$307
Payroll	211	206
Postage	191	191
Other expenses	262	276

Total expenses	$923	$980

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 6 – STOCK BASED COMPENSATION:

As of May 2, 2015, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of May 2, 2015, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of May 2, 2015:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
May 2, 2015	-	-	1,130,609	1,130,609

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 2, 2015, January 31, 2015 and May 3, 2014, there was $15,683,000, $10,357,000 and $13,318,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 3.4 years, 2.6 years and 3.4 years, respectively. The total fair value of the shares recognized as compensation expense during the three months ended May 2, 2015 was $621,000 compared to $506,000 for the three months ended May 3, 2014.  These expenses are classified as a component of Selling, general and administrative expenses (exclusive of depreciation) in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the three months ended May 2, 2015:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2015	552,495	$26.19
Granted	159,596	39.60
Vested	(87,130)	26.03
Forfeited or expired	(8,273)	26.16
Restricted stock awards at May 2, 2015	616,688	$29.68

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 2, 2015 and May 3, 2014, the Company sold 7,763 and 11,286 shares to employees at an average discount of $5.34 and $4.06 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $41,000 and $46,000 for the three months ended May 2, 2015 and May 3, 2014, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of May 2, 2015, January 31, 2015 and May 3, 2014.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 2, 2015	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$162,663	$-	$162,663	$-
Corporate Bonds	15,036	-	15,036	-
U.S. Treasury Notes	1,954	1,954	-	-
Cash Surrender Value of Life Insurance	4,773	-	-	4,773
Privately Managed Funds	39	-	-	39
Corporate Equities	654	654	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$185,219	$2,708	$177,699	$4,812

Liabilities:
Deferred Compensation	(4,420)	-	-	(4,420)
Total Liabilities	$(4,420)	$-	$-	$(4,420)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 2, 2015, January 31, 2015 and May 3, 2014.  The state, municipal and corporate bonds have contractual maturities which range from 13 days to 18.2 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 2 months to 1.9 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at May 2, 2015, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $4.8 million.  At January 31, 2015, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities, and deferred compensation plan assets of $4.6 million.  At May 3, 2014, the Company had $0.4 million of privately managed funds, a single auction rate security (“ARS”) of $3.1 million which was redeemed at par in the fourth quarter 2014, $0.6 million of corporate equities and deferred compensation plan assets of $3.6 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds. These funds are designed to mirror existing mutual funds and money market funds that are observable and actively traded. Cash surrender values are provided by third-parties and reviewed for reasonableness by the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of May 2, 2015 and May 3, 2014 (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at January 31, 2015	$-	$306	$4,558	$4,865
Redemptions	-	(246)	-	(246)
Additions	-	-	-	-
Total gains or (losses)
Included in interest and other
income (or changes in net assets)	-	-	215	215
Included in other comprehensive income	-	(21)	-	(21)
Ending Balance at May 2, 2015	$-	$39	$4,773	$4,812

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 31, 2015	$(4,272)	$(4,272)
Redemptions	47	47
Additions	-	-
Total (gains) or losses
Included in interest and other
income (or changes in net assets)	(195)	(195)
Included in other comprehensive income	-	-
Ending Balance at May 2, 2015	$(4,420)	$(4,420)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	-	(42)	-	(42)
Additions			519	519
Total gains or (losses)
Included in interest and other
income (or changes in net assets)	-	1	92	93
Included in other comprehensive income	-	7	-	7
Ending Balance at May 3, 2014	$3,140	$358	$3,568	$7,066

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Redemptions	-	-
Additions	(345)	(345)
Total (gains) or losses
Included in interest and other
income (or changes in net assets)	(209)	(209)
Ending Balance at May 3, 2014	$(3,852)	$(3,852)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

Quantitative information regarding the significant unobservable inputs related to the ARS as of May 3, 2014 were as follows:

May 3, 2014
Fair Value	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.4 Years
	of cash flows	Yield	0.18%
		Comparative bond discount rate	0.14%

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2015 AND MAY 3, 2014

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year; early adoption is permitted as of the original effective date. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 30, 2016 (fiscal 2015) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 31, 2015 (“fiscal 2014”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 2, 2015	May 3, 2014
Total retail sales	100.0%	100.0%
Other revenue	0.8	0.8
Total revenues	100.8	100.8
Cost of goods sold (exclusive of depreciation)	57.7	58.2
Selling, general and administrative (exclusive of depreciation)	24.4	23.9
Depreciation	1.9	1.9
Interest and other income	(0.2)	(0.3)
Income before income taxes	17.0	17.1
Net income	11.0	10.6

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First Quarter of 2015 with 2014

Total retail sales for the first quarter were $281.6 million compared to last year’s first quarter sales of $282.5 million.  Same-store sales decreased 3.0% in the first quarter of fiscal 2015 due primarily to winter storms in February. Same store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 1% of sales for the first quarter of fiscal 2015 and are included in the same-store sales calculation.    Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $283.9 million for the first quarter ended May 2, 2015, compared to $284.7 million for the first quarter ended May 3, 2014. The Company operated 1,352 stores at May 2, 2015 compared to 1,324 stores at the end of last fiscal year’s first quarter.  For the first three months of fiscal  2015 the Company opened eight new stores and closed two stores.  The Company currently expects to open approximately 42 stores, relocate 10 stores and close approximately 12 stores in fiscal 2015.

Credit revenue of $1.4 million represented 0.5% of total revenues in the first quarter of fiscal 2015, compared to 2014 credit revenue of $1.5 million or 0.5% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses, and totaled $0.9 million in the first quarter of 2015, compared to last year’s first quarter expenses of $1.0 million.

Other revenue, a component of total revenues, was $2.3 million for the first quarter of fiscal 2015, compared to $2.3 million for the prior year’s comparable first quarter. Other revenue consists primarily of credit revenue and layaway charges.

Cost of goods sold was $162.5 million, or 57.7% of retail sales for the first quarter of fiscal 2015, compared to $164.4 million, or 58.2% of retail sales in the first quarter of fiscal 2014.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2015 resulted primarily from the leveraging of merchandise costs due to lower sales of markdown goods, partially offset by higher buying and occupancy costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 0.8% to $119.1 million for the first quarter of fiscal 2015 compared to $118.1 million in the first quarter of fiscal 2014.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses increased 1.6% to $68.6 million, or 24.4% of retail sales for the first quarter of fiscal 2015, compared to $67.5 million, or 23.9% of retail sales in the first quarter of fiscal 2014. The increase was primarily attributable to increased store expenses, partially offset by lower incentive compensation expenses.

Depreciation expense was $5.4 million, or 1.9% of retail sales for the first quarter of fiscal 2015, compared to $5.5 million, or 1.9% of retail sales for the first quarter of fiscal 2014.

Interest and other income was $0.6 million, or 0.2% of retail sales for the first quarter of fiscal 2015, compared to $0.7 million, or 0.3% of retail sales for the first quarter of fiscal 2014.

Income tax expense was $16.9 million or 6.0% of retail sales for the first quarter of fiscal 2015, compared to $18.2 million, or 6.4% of retail sales for the first quarter of fiscal 2014. The 2015 quarter decrease resulted from a lower effective tax rate.  The effective income tax rate for the first quarter of fiscal 2015 was 35.2% compared to 37.7% for the first quarter of 2014. The decrease in the 2015 first quarter tax rate was due primarily to a favorable tax adjustment in the quarter, as described in Note 1.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2015 was $29.8 million as compared to $55.0 million in the first three months of fiscal 2014. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at May 2, 2015, January 31, 2015 and May 3, 2014.

Cash provided by operating activities for the first three months of fiscal 2015 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $25.3 million for the first three months of fiscal 2015 as compared to the first three months of fiscal 2014 was primarily due to a decrease in accounts payable, accrued expenses and other liabilities and a smaller decrease in inventories from fiscal year-end in 2015 as compared to 2014.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2015 and the next 12 months.

At May 2, 2015, the Company had working capital of $281.2 million compared to $260.6 million at January 31, 2015 and $249.9 million at May 3, 2014. Additionally, the Company had $0.7 million, $0.9 million and $1.0 million invested in privately managed investment funds and other miscellaneous equities at May 2, 2015, January 31, 2015 and May 3, 2014, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At May 2, 2015, January 31, 2015 and May 3, 2014, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 2, 2015.  There were no borrowings outstanding under the credit facility as of May 2, 2015, January 31, 2015 and May 3, 2014.

At May 2, 2015 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments.  At May 3, 2014, the Company had approximately $0.6 million of outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $4.6 million in the first three months of fiscal 2015, compared to $7.4 million in last year’s first three months.  The expenditures for the first three months of 2015 were primarily for the development of eight new stores, additional investments in new technology and home office renovations.  For the full fiscal 2015 year, the Company expects to invest approximately $36 million for capital expenditures to open approximately 42 new stores, relocate approximately 10 stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $20.8 million in the first three months of fiscal 2015 compared to $6.9 million used in the comparable period of fiscal 2014, primarily due to an increase in purchases of short-term investments, partially offset by lower sales of short-term investments and a decrease in capital expenditures.

Net cash used in financing activities totaled $8.6 million in the first three months of fiscal 2015 compared to $48.1 million used in the comparable period of fiscal 2014 primarily due to a decrease in share repurchases.

On May 21, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share.

As of May 2, 2015, the Company had 2,181,323 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 2, 2015, January 31, 2015 and May 3, 2014.  The state, municipal and corporate bonds have contractual maturities which range from 13 days to 18.2 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 2 months to 1.9 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at May 2, 2015, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $4.8 million.  At January 31, 2015, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities, and deferred compensation plan assets of $4.6 million.  At May 3, 2014, the Company had $0.4 million of privately managed funds, a single auction rate security (“ARS”) of $3.1 million which was redeemed at par in the fourth quarter 2014, $0.6 million of corporate equities and deferred compensation plan assets of $3.6 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds. These funds are designed to mirror existing mutual funds and money market funds that are observable and actively traded. Cash surrender values are provided by third-parties and reviewed for reasonableness by the Company.

RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 2, 2015.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 2, 2015, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A.  RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 31, 2015.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended May 2, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2015	-	$-	-
March 2015	107	44.22	107
April 2015	13,683	39.60	13,683
Total	13,790	$$39.64	13,790	2,181,323

(1)   Prices include trading costs.

(2)   As of January 31, 2015, the Company’s share repurchase program had 2,195,113 shares remaining in open authorizations.  During the first quarter ending May 2, 2015, the Company repurchased and retired 13,790 shares under this program for approximately $546,579 or an average market price of $39.64 per share.  As of the first quarter ending May 2, 2015, the Company had 2,181,323 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

PART II OTHER INFORMATIN

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended May 2, 2015 and May 3, 2014;  (ii) Condensed Consolidated Balance Sheets at May 2, 2015, January 31, 2015 and May 3, 2014;  (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 2, 2015 and May 3, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II  OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

May 28, 2015	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

May 28, 2015	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO

SECURITIES EXCHANGE ACT OF 1934 RULE 13a-14(a)/15d-14(a), AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, John P. D. Cato, certify that:

1.	I have reviewed this report on Form 10-Q of The Cato Corporation (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 28, 2015

/s/ John P. D. Cato
John P. D. Cato Chairman, President and Chief Executive Officer

EXHIBIT 31.2

PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO

SECURITIES EXCHANGE ACT OF 1934 RULE 13a-14(a)/15d-14(a), AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Howe, certify that:

1.	I have reviewed this report on Form 10-Q of The Cato Corporation (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 28, 2015

/s/ John R. Howe
John R. Howe Executive Vice President Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PERIODIC REPORT

I, John P. D. Cato, Chairman, President and Chief Executive Officer of The Cato Corporation (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that on the date of this Certification:

1. the Form 10-Q of the Company for the quarter ended May 2, 2015 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 28, 2015

/s/ John P. D. Cato
John P. D. Cato
Chairman, President and
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PERIODIC REPORT

I, John R. Howe, Executive Vice President, Chief Financial Officer of The Cato Corporation (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that on the date of this Certification:

1.   the Form 10-Q of the Company for the quarter ended May 2, 2015 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 28, 2015

/s/ John R. Howe
John R. Howe
Executive Vice President
Chief Financial Officer