Form 10-Q
period 2015-08-01
CATO CORP
filed 2015-08-28
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

As of August 1, 2015, there were 26,318,286 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended August 1, 2015

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months and Six Months Ended August 1, 2015 and August 2, 2014

Condensed Consolidated Balance Sheets		3
At August 1, 2015, January 31, 2015 and August 2, 2014

Condensed Consolidated Statements of Cash Flows		4
For the Six Months Ended August 1, 2015 and August 2, 2014

Notes to Condensed Consolidated Financial Statements		5 – 16
For the Three Months and Six Months Ended August 1, 2015 and August 2, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27-31

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$249,215	$243,775	$530,790	$526,238
Other revenue (principally finance charges, late fees and
layaway charges)	2,054	2,283	4,378	4,553
Total revenues	251,269	246,058	535,168	530,791

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	154,483	148,637	317,003	313,001
Selling, general and administrative (exclusive of depreciation
shown below)	67,111	68,332	135,695	135,819
Depreciation	5,554	5,424	10,928	10,875
Interest and other income	(834)	(1,099)	(1,402)	(1,841)
Cost and expenses, net	226,314	221,294	462,224	457,854

Income before income taxes	24,955	24,764	72,944	72,937

Income tax expense	9,361	9,113	26,267	27,279

Net income	$15,594	$15,651	$46,677	$45,658

Basic earnings per share	$0.56	$0.56	$1.67	$1.61

Diluted earnings per share	$0.56	$0.56	$1.67	$1.61

Dividends per share	$0.30	$0.30	$0.60	$0.60

Comprehensive income:
Net income	$15,594	$15,651	$46,677	$45,658
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $58 and ($143) for the three and
six months ended August 1, 2015 and $53 and $21 for
the three and six months ended August 2, 2014, respectively	98	87	(234)	36
Comprehensive income	$15,692	$15,738	$46,443	$45,694

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 1, 2015	January 31, 2015	August 2, 2014

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$70,132	$93,946	$92,247
Short-term investments	213,848	162,185	158,198
Restricted cash and investments	4,472	4,479	4,692
Accounts receivable, net of allowance for doubtful accounts of
$1,535, $1,542 and $1,735 at August 1, 2015, January 31, 2015
and August 2, 2014, respectively	37,580	41,023	40,315
Merchandise inventories	123,195	137,549	116,026
Deferred income taxes	4,433	4,291	4,699
Prepaid expenses	9,678	10,978	7,271
Total Current Assets	463,338	454,451	423,448
Property and equipment – net	134,993	135,181	145,614
Noncurrent deferred income taxes	4,567	3,363	1,375
Other assets	20,506	15,283	9,674
Total Assets	$623,404	$608,278	$580,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$100,642	$111,674	$86,302
Accrued expenses	50,429	48,404	47,735
Accrued bonus and benefits	6,141	19,567	11,416
Accrued income taxes	17,957	14,256	23,481
Total Current Liabilities	175,169	193,901	168,934
Other noncurrent liabilities (primarily deferred rent)	36,546	34,179	31,951

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 26,318,286 shares, 26,174,684 shares and 26,175,776 shares at August 1, 2015, January 31, 2015 and
August 2, 2014, respectively	877	873	873
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
August 1, 2015, January 31, 2015 and August 2, 2014, respectively	58	58	58
Additional paid-in capital	87,405	85,029	82,612
Retained earnings	322,797	293,452	294,869
Accumulated other comprehensive income	552	786	814
Total Stockholders' Equity	411,689	380,198	379,226
Total Liabilities and Stockholders' Equity	$623,404	$608,278	$580,111

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 1, 2015	August 2, 2014

	(Dollars in thousands)

Operating Activities:
Net income	$46,677	$45,658
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,928	10,875
Provision for doubtful accounts	498	548
Purchase premium and premium amortization of investments	(3,593)	399
Share-based compensation	1,996	1,750
Excess tax benefits from share-based compensation	(126)	(119)
Deferred income taxes	(1,204)	-
Loss on disposal and write-offs of property and equipment	123	178
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	2,945	(1,639)
Merchandise inventories	14,354	34,835
Prepaid and other assets	(1,296)	(1,438)
Accrued income taxes	3,827	8,745
Accounts payable, accrued expenses and other liabilities	(19,362)	(15,123)
Net cash provided by operating activities	55,767	84,669

Investing Activities:
Expenditures for property and equipment	(11,402)	(13,967)
Purchase of short-term investments	(78,776)	(21,430)
Sales of short-term investments	30,265	23,997
Purchase of Other Assets	(2,995)	(1,200)
Sales of Other Assets	268	69
Change in restricted cash and investments	7	8
Net cash used in investing activities	(62,633)	(12,523)

Financing Activities:
Dividends paid	(16,795)	(17,127)
Repurchase of common stock	(547)	(42,615)
Proceeds from employee stock purchase plan	268	297
Excess tax benefits from share-based compensation	126	119
Proceeds from stock options exercised	-	-
Net cash used in financing activities	(16,948)	(59,326)

Net increase/(decrease) in cash and cash equivalents	(23,814)	12,820

Cash and cash equivalents at beginning of period	93,946	79,427
Effect of exchange rate on cash	-	-
Cash and cash equivalents at end of period	$70,132	$92,247

Non-cash investing activity:
Accrued plant and equipment	$(1,075)	$(4,880)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 1, 2015 and August 2, 2014 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

During the first quarter of 2015, the Company determined that it had improperly calculated a long-term deferred tax liability in prior periods due to the inclusion of certain insurance premium amounts related to its captive insurance company.  The Company recorded a favorable out of period adjustment during the three month period ended May 2, 2015 which resulted in a decrease in its long-term deferred tax liability by $1.2 million, decreased its Income tax expense by $1.0 million and increased its Accrued income taxes by $0.2 million.  The Condensed Consolidated Statements of Income and Comprehensive Income, Balance Sheet and Statement of Cash Flows for the six months ended August 1, 2015 reflect the above amounts.  The correction is not deemed material to prior period or current period consolidated financial statements.

The Company has changed the classification of certain items in its Consolidated Statements of Cash Flows to conform the August 2, 2014 presentation with our fiscal 2014 Form 10-K to show approximately $0.9 million of cash outflows related to the purchase and sale of other assets previously reported in operating activities as investing activities.

On August 27, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

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

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(Dollars in thousands)
Numerator
Net earnings	$15,594	$15,651	$46,677	$45,658
Earnings allocated to non-vested equity awards	(335)	(323)	(961)	(860)
Net earnings available to common stockholders	$15,259	$15,328	$45,716	$44,798

Denominator
Basic weighted average common shares outstanding	27,452,199	27,357,829	27,410,674	27,846,611
Dilutive effect of stock options	5,739	2,516	5,916	1,654
Diluted weighted average common shares outstanding	27,457,938	27,360,345	27,416,590	27,848,265

Net income per common share
Basic earnings per share (Class A and B Shares)	$0.56	$0.56	$1.67	$1.61
Diluted earnings per share (Class A and B Shares)	$0.56	$0.56	$1.67	$1.61

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 1, 2015:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 2, 2015	$454
Other comprehensive income before
reclassifications	102

Amounts reclassified from accumulated
other comprehensive income (b)	(4)

Net current-period other comprehensive income	98

Ending Balance at August 1, 2015	$552

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes ($6) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($2).

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 1, 2015:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2015	$786
Other comprehensive income before
reclassifications	(382)

Amounts reclassified from accumulated
other comprehensive income (b)	148

Net current-period other comprehensive income	(234)

Ending Balance at August 1, 2015	$552

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $236 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $88.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 2, 2014:

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 4 – FINANCING ARRANGEMENTS:

As of August 1, 2015, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 1, 2015.  There were no borrowings outstanding under this credit facility during the periods ended August 1, 2015, January 31, 2015 or August 2, 2014.  The weighted average interest rate under the credit facility was zero at August 1, 2015 due to no borrowings during the year.

At August 1, 2015 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At August 2, 2014 the Company had approximately $0.3 million of outstanding revocable letters of credit related to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of August 1, 2015, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 1, 2015	Retail	Credit	Total	August 1, 2015	Retail	Credit	Total

Revenues	$ 249,919	$ 1,350	$ 251,269	Revenues	$ 532,412	$ 2,756	$ 535,168
Depreciation	5,541	13	5,554	Depreciation	10,903	25	10,928
Interest and other income	(834)	-	(834)	Interest and other income	(1,402)	-	(1,402)
Income before taxes	24,479	476	24,955	Income before taxes	71,997	947	72,944
Total assets	554,375	69,029	623,404	Total assets	554,375	69,029	623,404
Capital expenditures	6,823	-	6,823	Capital expenditures	11,402	-	11,402

Three Months Ended				Six Months Ended
August 2, 2014	Retail	Credit	Total	August 2, 2014	Retail	Credit	Total

Revenues	$ 244,622	$ 1,436	$ 246,058	Revenues	$ 527,879	$ 2,912	$ 530,791
Depreciation	5,412	12	5,424	Depreciation	10,850	25	10,875
Interest and other income	(1,099)	-	(1,099)	Interest and other income	(1,841)	-	(1,841)
Income before taxes	24,188	576	24,764	Income before taxes	71,879	1,058	72,937
Total assets	513,174	66,937	580,111	Total assets	513,174	66,937	580,111
Capital expenditures	9,851	-	9,851	Capital expenditures	13,967	-	13,967

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Bad debt expense	$239	$240	$498	$548
Payroll	219	211	430	417
Postage	200	188	391	379
Other expenses	203	209	465	485

Total expenses	$861	$848	$1,784	$1,829

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 6 – STOCK BASED COMPENSATION:

As of August 1, 2015, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of August 1, 2015, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of August 1, 2015:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2015	-	-	1,287,396	1,287,396
August 1, 2015	-	-	1,128,599	1,128,599

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 1, 2015, January 31, 2015 and August 2, 2014, there was $14,528,000, $10,357,000 and $12,330,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 3.1 years, 2.6 years and 3.1 years, respectively. The total fair value of the shares recognized as compensation expense during the three and six months ended August 1, 2015 was $1,319,000 and $1,940,000, respectively, compared to $1,183,000 and $1,689,000, respectively, for the three and six months ended August 2, 2014. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended August 1, 2015:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2015	552,495	$26.19
Granted	159,673	39.60
Vested	(87,130)	26.03
Forfeited or expired	(18,443)	27.92
Restricted stock awards at August 1, 2015	606,595	$29.69

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 1, 2015 and August 2, 2014, the Company sold 8,781 and 12,748 shares to employees at an average discount of $5.40 and $4.11 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $47,000 and $52,000 for the six months ended August 1, 2015 and August 2, 2014, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of August 1, 2015, January 31, 2015 and August 2, 2014:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 1, 2015	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$198,965	$-	$198,965	$-
Corporate Bonds	15,010	-	15,010	-
U.S. Treasury Notes	3,004	3,004	-	-
Cash Surrender Value of Life Insurance	6,447	-	-	6,447
Privately Managed Funds	39	-	-	39
Corporate Equities	678	678	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$224,243	$3,782	$213,975	$6,486

Liabilities:
Deferred Compensation	(6,143)	-	-	(6,143)
Total Liabilities	$(6,143)	$-	$-	$(6,143)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 1, 2015 and January 31, 2015 and Aa3 or better at August 2, 2014.  The state, municipal and corporate bonds have contractual maturities which range from one month to 6.1 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to 1.6 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

Additionally, at August 1, 2015, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $6.4 million.  At January 31, 2015, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities and deferred compensation plan assets of $4.6 million.  At August 2, 2014, the Company had $0.3 million of privately managed funds, a single auction rate security (“ARS”) of $3.1 million which was redeemed at par in the fourth quarter 2014, $0.6 million of corporate equities and deferred compensation plan assets of $3.8 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of August 1, 2015 and August 2, 2014 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at January 31, 2015	$-	$306	$4,558	$4,864
Redemptions	-	(246)	-	(246)
Additions	-		1,668	1,668
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	-	221	221
Included in other comprehensive income	-	(21)	-	(21)
Ending Balance at August 1, 2015	$-	$39	$6,447	$6,486

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 31, 2015	$(4,272)	$(4,272)
Additions	(1,692)	(1,692)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(179)	(179)
Included in other comprehensive income	-	-
Ending Balance at August 1, 2015	$(6,143)	$(6,143)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	-	(70)	-	(70)
Additions			753	753
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	2	102	104
Included in other comprehensive income	-	-		-
Ending Balance at August 2, 2014	$3,140	$324	$3,812	$7,276

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(672)	(672)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(162)	(162)
Included in other comprehensive income	-	-
Ending Balance at August 2, 2014	$(4,132)	$(4,132)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

Quantitative information regarding the significant unobservable inputs related to the ARS as of August 2, 2014 were as follows:

As of August 2, 2014
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	8.1 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.16%

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2015 AND AUGUST 2, 2014

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2015, the Financial Accounting Standards Board issued an accounting standards update that will simplify the measurement of inventory for companies.  The standard differentiates the valuation methods used to measure inventory based on the type of inventory method utilized by a company.  Companies using the first-in, first-out method and the average cost method will measure inventory at the net realizable value method to measure inventory.  Companies using the last-in, first-out method and the retail method will use the lower of cost or market to measure inventory.  The standard is effective for the Company’s first quarter of its 2017 fiscal year; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 30, 2016 (“fiscal 2015”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond rapidly to changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 31, 2015 (“fiscal 2014”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves related to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.8	0.9	0.8	0.9
Total revenues	100.8	100.9	100.8	100.9
Cost of goods sold (exclusive of depreciation)	62.0	61.0	59.7	59.5
Selling, general and administrative (exclusive of depreciation)	26.9	28.0	25.6	25.8
Depreciation	2.2	2.2	2.1	2.1
Interest and other income	(0.3)	(0.5)	(0.3)	(0.3)
Income before income taxes	10.0	10.2	13.7	13.9
Net income	6.3	6.4	8.8	8.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Six Months ended August 1, 2015 with August 2, 2014

Total retail sales for the second quarter were $249.2 million compared to last year’s second quarter sales of $243.8 million, a 2.2% increase. The Company’s second quarter of fiscal 2015 sales increased due to sales from non-comparable stores and flat same-store sales. For the six months ended August 1, 2015, total retail sales were $530.8 million compared to last year’s comparable six month sales of $526.2 million. Sales in the first six months of fiscal 2015 improved due to sales from non-comparable stores partially offset by a 2% decrease in same-store sales.  Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 1% of sales for the six months ended August 1, 2015 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $251.3 million and $535.2 million for the three and six months ended August 1, 2015, compared to $246.1 million and $530.8 million for the three and six months ended August 2, 2014, respectively. The Company operated 1,358 stores at August 1, 2015 compared to 1,328 stores at the end of last year’s second quarter.  For the first six months of fiscal 2015, the Company opened 14 new stores, relocated five stores and closed two stores.  In total, the Company currently expects to open approximately 40 stores, relocate 14 stores and close 13 stores in fiscal 2015.

Credit revenue of $1.4 million represented 0.5% of total revenues in the second quarter of fiscal 2015, compared to 2014 credit revenue of $1.4 million or 0.6% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.9 million in the second quarter of fiscal 2015, compared to last year’s second quarter expense of $0.8 million.  The slight increase was primarily due to higher payroll and postage costs.

Other revenue in total, as included in total revenues, was $2.1 million and $4.4 million for the three and six months ended August 1, 2015, compared to $2.3 million and $4.6 million for the prior year’s comparable three and six months. The overall decrease in the three months ended August 1, 2015 resulted primarily from lower layaway fees. The overall decrease in the six months ended August 1, 2015 resulted primarily from lower finance charges.

Cost of goods sold was $154.5 million, or 62.0% of retail sales and $317.0 million or 59.7% of retail sales for the three and six months ended August 1, 2015, compared to $148.6 million, or 61.0% of retail sales and $313.0 million, or 59.5% of retail sales for the prior year’s comparable three and six month periods of fiscal 2014.  The overall increase in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2015 resulted primarily from lower sales of regular priced goods and higher purchasing and sourcing costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 0.4% to $94.7 million for the second quarter of fiscal 2015 and increased by 0.3% to $213.8 million for the first six months of fiscal 2015 compared to $95.1 million and $213.2 million for the prior year’s comparable three and six months of fiscal 2014.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $67.1 million, or 26.9% of retail sales and $135.7 million, or 25.6% of retail sales for the second quarter and first six months of fiscal 2015, respectively, compared to $68.3 million, or 28.0% of retail sales and $135.8 million, or 25.8% of retail sales for the prior year’s comparable three and six month periods, respectively.  The decrease in SG&A expense for the second quarter and for the first six months of fiscal 2015 was primarily attributable to lower incentive-based compensation expense.

Depreciation expense was $5.6 million, or 2.2% of retail sales and $10.9 million, or 2.1% of retail sales for the second quarter and first six months of fiscal 2015, respectively, compared to $5.4 million, or 2.2% of retail sales and $10.9 million or 2.1% of retail sales for the prior year’s comparable three and six month periods of fiscal 2014, respectively.

Interest and other income was $0.8 million, or 0.3% of retail sales and $1.4 million, or 0.3% of retail sales for the three and six months ended August 1, 2015, respectively, compared to $1.1 million, or 0.5% of retail sales and $1.8 million, or 0.3% of retail sales for the prior year’s comparable three and six month periods of fiscal 2014, respectively.

Income tax expense was $9.4 million, or 3.8% of retail sales and $26.3 million, or 4.9% of retail sales for the second quarter and first six months of fiscal 2015, respectively, compared to $9.1 million, or 3.7% of retail sales and $27.3 million, or 5.2% of retail sales for the prior year’s comparable three and six month periods of fiscal 2014, respectively. The effective income tax rate for the second quarter of fiscal 2015 increased to 37.5% compared to 36.8% for the second quarter of 2014 primarily due to lower Work Opportunity Tax Credits compared to 2014.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2015 was $55.8 million as compared to $84.7 million in the first six months of fiscal 2014. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 1, 2015, January 31, 2015 and August 2, 2014.

Cash provided by operating activities for the first six months of fiscal 2015 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $28.9 million for the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 was primarily due to a smaller decrease in inventory from the end of the fiscal year.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At August 1, 2015, the Company had working capital of $288.2 million compared to $260.6 million at January 31, 2015 and $254.5 million at August 2, 2014.  Additionally, the Company had $0.7 million, $0.9 million and $0.9 million invested in privately managed investment funds and other miscellaneous equities at August 1, 2015, January 31, 2015 and August 2, 2014, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At August 1, 2015, January 31, 2015 and August 2, 2014, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 1, 2015. There were no borrowings outstanding under the credit facility as of August 1, 2015, January 31, 2015 and August 2, 2014.

At August 1, 2015 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At August 2, 2014, the Company had $0.3 million of outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $11.4 million in the first six months of fiscal 2015, compared to $14.0 million in last fiscal year’s first six months.  The expenditures for the first six months of fiscal 2015 were primarily for the development of 14 new stores, additional investments in new technology and home office renovations.  For the full fiscal 2015 year, the Company expects to invest approximately $47.2 million for capital expenditures to open approximately 40 new stores, relocate approximately 14 stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $62.6 million in the first six months of fiscal 2015 compared to $12.5 million used in the comparable period of 2014.  The increase was due primarily to increased purchases of short-term investments partially offset by lower capital expenditures and lower sales of short-term investments.

Net cash used in financing activities totaled $16.9 million in the first six months of fiscal 2015 compared to $59.3 million used in the comparable period of fiscal 2014.  The decrease was primarily due to lower share repurchases.

On August 27, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share.

As of August 1, 2015, the Company had 2,181,323 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 1, 2015 and January 31, 2015 and Aa3 or better at August 2, 2014.  The state, municipal and corporate bonds have contractual maturities which range from one month to  6.1 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to  1.6 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at August 1, 2015, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $6.4 million.  At January 31, 2015, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities and deferred compensation plan assets of $4.6 million.  At August 2, 2014, the Company had $0.3 million of privately managed funds, a single auction rate security (“ARS”) of $3.1 million which was redeemed at par in the fourth quarter 2014, $0.6 million of corporate equities and deferred compensation plan assets of $3.8 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 1, 2015.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 1, 2015, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended August 1, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2015	-	$-	-
June 2015	-	-
July 2015	-	-	-
Total	-	$-	-	2,181,323

(1)   Prices include trading costs.

(2)   During the second quarter ended August 1, 2015, the Company did not repurchase shares under this program. As of the second quarter ended August 1, 2015, the Company had 2,181,323 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended August 1, 2015 and August 2, 2014;  (ii) Condensed Consolidated Balance Sheets at August 1, 2015, January 31, 2015 and August 2, 2014;  (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 1, 2015 and August 2, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

August 28, 2015	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 28, 2015	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer