Form 10-Q
period 2015-10-31
CATO CORP
filed 2015-11-24
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of October 31, 2015, there were 26,155,617 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 31, 2015

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Nine Months Ended October 31, 2015 and November 1, 2014

Condensed Consolidated Balance Sheets		4
At October 31, 2015, January 31, 2015 and November 1, 2014

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended October 31, 2015 and November 1, 2014

Notes to Condensed Consolidated Financial Statements		6 – 18
For the Three Months and Nine Months Ended October 31, 2015 and November 1, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$223,311	$213,785	$754,101	$740,023
Other revenue (principally finance charges, late fees and
layaway charges)	2,156	2,225	6,534	6,778
Total revenues	225,467	216,010	760,635	746,801

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	140,263	136,495	457,266	449,496
Selling, general and administrative (exclusive of depreciation
shown below)	70,659	67,623	206,354	203,442
Depreciation	6,040	5,422	16,968	16,297
Interest and other income	(857)	(686)	(2,259)	(2,527)
Cost and expenses, net	216,105	208,854	678,329	666,708

Income before income taxes	9,362	7,156	82,306	80,093

Income tax expense	1,043	1,464	27,310	28,743

Net income	$8,319	$5,692	$54,996	$51,350

Basic earnings per share	$0.30	$0.20	$1.97	$1.82

Diluted earnings per share	$0.30	$0.20	$1.97	$1.82

Dividends per share	$0.30	$0.30	$0.90	$0.90

Comprehensive income:
Net income	$8,319	$5,692	$54,996	$51,350
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $125 and ($18) for the three and
nine months ended October 31, 2015 and ($21) and $0 for
the three and nine months ended November 1, 2014, respectively	207	(35)	(27)	1
Comprehensive income	$8,526	$5,657	$54,969	$51,351

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2015	January 31, 2015	November 1, 2014

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$43,425	$93,946	$83,749
Short-term investments	216,602	162,185	157,548
Restricted cash and investments	4,473	4,479	4,686
Accounts receivable, net of allowance for doubtful accounts of
$1,542, $1,542 and $1,741 at October 31, 2015, January 31, 2015
and November 1, 2014, respectively	38,205	41,023	40,555
Merchandise inventories	136,101	137,549	127,786
Deferred income taxes	4,308	4,291	4,720
Prepaid expenses	9,247	10,978	6,165
Total Current Assets	452,361	454,451	425,209
Property and equipment – net	139,512	135,181	145,962
Noncurrent deferred income taxes	4,567	3,363	1,375
Other assets	21,937	15,283	9,943
Total Assets	$618,377	$608,278	$582,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$104,495	$111,674	$94,135
Accrued expenses	48,119	48,404	45,300
Accrued bonus and benefits	10,095	19,567	14,541
Accrued income taxes	11,284	14,256	17,844
Total Current Liabilities	173,993	193,901	171,820
Other noncurrent liabilities (primarily deferred rent)	36,847	34,179	32,994

Commitments and contingencies:	-	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 26,155,617 shares, 26,174,684 shares and 26,168,286 shares at October 31, 2015, January 31, 2015 and
November 1, 2014, respectively	877	873	872
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,743,525 shares at
October 31, 2015, January 31, 2015 and November 1, 2014, respectively	58	58	58
Additional paid-in capital	88,729	85,029	83,779
Retained earnings	317,114	293,452	292,187
Accumulated other comprehensive income	759	786	779
Total Stockholders' Equity	407,537	380,198	377,675
Total Liabilities and Stockholders' Equity	$618,377	$608,278	$582,489

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31, 2015	November 1, 2014

	(Dollars in thousands)

Operating Activities:
Net income	$54,996	$51,350
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	16,968	16,297
Provision for doubtful accounts	717	805
Purchase premium and premium amortization of investments	(4,453)	258
Share-based compensation	3,074	2,678
Excess tax benefits from share-based compensation	(192)	(181)
Deferred income taxes	(1,204)	-
Loss on disposal and write-offs of property and equipment	353	618
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	2,101	(2,136)
Merchandise inventories	1,448	23,075
Prepaid and other assets	(126)	(495)
Accrued income taxes	(2,780)	3,170
Accounts payable, accrued expenses and other liabilities	(13,157)	(4,358)
Net cash provided by operating activities	57,745	91,081

Investing Activities:
Expenditures for property and equipment	(22,432)	(21,380)
Purchase of short-term investments	(101,726)	(33,050)
Sales of short-term investments	51,693	36,320
Purchase of Other Assets	(5,402)	(1,286)
Sales of Other Assets	298	85
Change in restricted cash and investments	6	15
Net cash used in investing activities	(77,563)	(19,296)

Financing Activities:
Dividends paid	(25,202)	(25,508)
Repurchase of common stock	(6,148)	(42,615)
Proceeds from employee stock purchase plan	455	468
Excess tax benefits from share-based compensation	192	181
Proceeds from stock options exercised	-	11
Net cash used in financing activities	(30,703)	(67,463)

Net increase/(decrease) in cash and cash equivalents	(50,521)	4,322

Cash and cash equivalents at beginning of period	93,946	79,427
Effect of exchange rate on cash	-	-
Cash and cash equivalents at end of period	$43,425	$83,749

Non-cash investing activity:
Accrued plant and equipment	$(665)	$(3,681)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 31, 2015 and November 1, 2014 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

During the first quarter of 2015, the Company determined that it had improperly calculated a long-term deferred tax liability in prior periods due to the inclusion of certain insurance premium amounts related to its captive insurance company.  The Company recorded a favorable out of period adjustment during the three month period ended May 2, 2015 which resulted in a decrease in its long-term deferred tax liability by $1.2 million, decreased its Income tax expense by $1.0 million and increased its Accrued income taxes by $0.2 million.  The Condensed Consolidated Statements of Income and Comprehensive Income, Balance Sheet and Statement of Cash Flows for the nine months ended October 31, 2015 reflect the above amounts.  The correction is not deemed material to prior period or current period consolidated financial statements.

The Company has changed the classification of certain items in its Consolidated Statements of Cash Flows to conform the November 1, 2014 presentation with our fiscal 2014 Form 10-K to show approximately $1.2  million of cash outflows related to the purchase and sale of other assets previously reported in operating activities as investing activities. The correction is not deemed material to prior periods or current period Consolidated Financial Statements.

On November 24, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

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

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(Dollars in thousands)
Numerator
Net earnings	$8,319	$5,692	$54,996	$51,350
Earnings allocated to non-vested equity awards	(175)	(113)	(1,145)	(1,001)
Net earnings available to common stockholders	$8,144	$5,579	$53,851	$50,349

Denominator
Basic weighted average common shares outstanding	27,368,931	27,359,660	27,396,760	27,673,293
Dilutive effect of stock options	5,234	4,493	5,703	2,640
Diluted weighted average common shares outstanding	27,374,165	27,364,153	27,402,463	27,675,933

Net income per common share
Basic earnings per share (Class A and B Shares)	$0.30	$0.20	$1.97	$1.82
Diluted earnings per share (Class A and B Shares)	$0.30	$0.20	$1.97	$1.82

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 31, 2015:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 1, 2015	$552
Other comprehensive income before
reclassifications	227

Amounts reclassified from accumulated
other comprehensive income (b)	(20)

Net current-period other comprehensive income	207

Ending Balance at October 31, 2015	$759

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes ($32) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($12).

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 31, 2015:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2015	$786
Other comprehensive income before
reclassifications	(154)

Amounts reclassified from accumulated
other comprehensive income (b)	127

Net current-period other comprehensive income	(27)

Ending Balance at October 31, 2015	$759

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes $203 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $76.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 31, 2015, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 31, 2015.  There were no borrowings outstanding under this credit facility during the periods ended October 31, 2015, January 31, 2015 or November 1, 2014.  The weighted average interest rate under the credit facility was zero at October 31, 2015 due to no borrowings during the year.

At October 31, 2015 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At November 1, 2014, the Company had approximately $0.4 million of outstanding revocable letters of credit related to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its three retail operating segments, including e-commerce, based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, which require the segments to have similar economic characteristics, similar product, similar production processes, similar clients and similar methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of October 31, 2015, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 31, 2015	Retail	Credit	Total	October 31, 2015	Retail	Credit	Total

Revenues	$224,179	$1,288	$225,467	Revenues	$756,591	$4,044	$760,635
Depreciation	6,028	12	6,040	Depreciation	16,931	37	16,968
Interest and other income	(857)	-	(857)	Interest and other income	(2,259)	-	(2,259)
Income before taxes	8,917	445	9,362	Income before taxes	80,914	1,392	82,306
Total assets	561,709	56,668	618,377	Total assets	561,709	56,668	618,377
Capital expenditures	11,030	-	11,030	Capital expenditures	22,432	-	22,432

Three Months Ended				Nine Months Ended
November 1, 2014	Retail	Credit	Total	November 1, 2014	Retail	Credit	Total

Revenues	$214,569	$1,441	$216,010	Revenues	$742,448	$4,353	$746,801
Depreciation	5,412	10	5,422	Depreciation	16,262	35	16,297
Interest and other income	(686)	-	(686)	Interest and other income	(2,527)	-	(2,527)
Income before taxes	6,630	526	7,156	Income before taxes	78,509	1,584	80,093
Total assets	514,727	67,762	582,489	Total assets	514,727	67,762	582,489
Capital expenditures	7,414	-	7,414	Capital expenditures	21,380	-	21,380

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Bad debt expense	$219	$257	$717	$805
Payroll	219	213	648	630
Postage	149	181	540	559
Other expenses	244	254	710	740

Total expenses	$831	$905	$2,615	$2,734

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 6 – STOCK BASED COMPENSATION:

As of October 31, 2015, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of October 31, 2015, there were no available stock options for grant under this plan. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of October 31, 2015:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2015	-	-	1,287,396	1,287,396
October 31, 2015	-	-	1,130,088	1,130,088

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 31, 2015, January 31, 2015 and November 1, 2014, there was  $13,371,000 , $10,357,000  and $11,343,000  of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.9 years, 2.6 years and 2.9 years, respectively. The total fair value of the shares recognized as compensation expense during the three and nine months ended October 31, 2015 was $1,040,000 and $2,981,000, respectively, compared to $893,000 and $2,582,000, respectively, for the three and nine months ended November 1, 2014. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended October 31, 2015:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2015	552,495	$26.19
Granted	159,673	39.60
Vested	(87,130)	26.03
Forfeited or expired	(21,383)	28.03
Restricted stock awards at October 31, 2015	603,655	$29.70

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 31, 2015 and November 1, 2014, the Company sold 15,245 and 19,743 shares to employees at an average discount of $5.27 and $4.19 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $80,000 and $83,000 for the nine months ended October 31, 2015 and November 1, 2014, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of October 31, 2015, January 31, 2015 and November 1, 2014:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 31, 2015	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$197,601	$-	$197,601	$-
Corporate Bonds	19,128	-	19,128	-
U.S. Treasury Notes	2,602	2,602	-	-
Cash Surrender Value of Life Insurance	6,455	-	-	6,455
Privately Managed Funds	9	-	-	9
Corporate Equities	638	638	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$226,533	$3,340	$216,729	$6,464

Liabilities:
Deferred Compensation	(6,231)	-	-	(6,231)
Total Liabilities	$(6,231)	$-	$-	$(6,231)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

		Quote Prices
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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 31, 2015 and January 31, 2015 and Aa3 or better at November 1, 2014.  The state, municipal and corporate bonds have contractual maturities which range from less than one month to  5.8  years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 11 months to  1.4  years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

Additionally, at October 31, 2015, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.5 million.  At January 31, 2015, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities and deferred compensation plan assets of $4.3 million.  At November 1, 2014, the Company had $0.3 million of privately managed funds, a single auction rate security (“ARS”) of $3.1 million which was redeemed at par in the fourth quarter 2014, $0.6 million of corporate equities and deferred compensation plan assets of $3.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities associated with deferred compensation measured using Level 3 inputs as of October 31, 2015 and November 1, 2014 (in thousands):

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at January 31, 2015	$-	$306	$4,558	$4,864
Redemptions	-	(276)	-	(276)
Additions	-		1,858	1,858
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	-	39	39
Included in other comprehensive income	-	(21)	-	(21)
Ending Balance at October 31, 2015	$-	$9	$6,455	$6,464

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 31, 2015	$(4,272)	$(4,272)
Additions	(1,901)	(1,901)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(58)	(58)
Included in other comprehensive income	-	-
Ending Balance at October 31, 2015	$(6,231)	$(6,231)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at February 1, 2014	$3,140	$392	$2,957	$6,489
Redemptions	-	(70)	-	(70)
Additions			753	753
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	(1)	142	141
Included in other comprehensive income	-	(13)		(13)
Ending Balance at November 1, 2014	$3,140	$308	$3,852	$7,300

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(663)	(663)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(240)	(240)
Included in other comprehensive income	-	-
Ending Balance at November 1, 2014	$(4,201)	$(4,201)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

Quantitative information regarding the significant unobservable inputs related to the ARS as of November 1, 2014 were as follows:

As of November 1, 2014
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$3,140	Net present value	Total Term	7.9 Years
	of cash flows	Yield	0.07%
		Comparative bond discount rate	0.12%

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2015 AND NOVEMBER 1, 2014

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2015, the Financial Accounting Standards Board issued an effective date for a new leasing standard that will require substantially all leases to be recorded on the balance sheet. The standard is effective for the Company’s first quarter of its 2019 fiscal year; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.0	0.9	0.9
Total revenues	101.0	101.0	100.9	100.9
Cost of goods sold (exclusive of depreciation)	62.8	63.8	60.6	60.7
Selling, general and administrative (exclusive of
depreciation)	31.6	31.6	27.4	27.5
Depreciation	2.7	2.5	2.3	2.2
Interest and other income	(0.4)	(0.3)	(0.3)	(0.3)
Income before income taxes	4.2	3.4	10.9	10.8
Net income	3.7	2.7	7.3	6.9

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Nine Months ended October 31, 2015 with November 1, 2014

Total retail sales for the third quarter were $223.3 million compared to last year’s third quarter sales of $213.8 million, a 4.4% increase. The Company’s third quarter of fiscal 2015 sales increased due to sales from non-comparable stores and a 2.0% increase in same-store sales. For the nine months ended October 31, 2015, total retail sales were $754.1 million compared to last year’s comparable nine month sales of $740.0 million. Sales in the first nine months of fiscal 2015 improved due to sales from non-comparable stores, partially offset by a 0.6% decrease in same-store sales.  Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 1% of sales for the nine months ended October 31, 2015 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $225.5 million and $760.6 million for the three and nine months ended October 31, 2015, compared to $216.0 million and $746.8 million for the three and nine months ended November 1, 2014, respectively. The Company operated 1,370 stores at October 31, 2015 compared to 1,343 stores at the end of last year’s third quarter.  For the first nine months of fiscal 2015, the Company opened 28 new stores, relocated eight stores and closed four stores.  In total, the Company currently expects to open approximately 31 stores, relocate 13 stores and close eight stores in fiscal 2015.

Credit revenue of $1.3 million represented 0.6% of total revenues in the third quarter of fiscal 2015, compared to 2014 credit revenue of $1.4 million or 0.7% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.8 million in the third quarter of fiscal 2015, compared to last year’s third quarter expense of $0.9 million.

Other revenue in total, as included in total revenues, was $2.2 million and $6.5 million for the three and nine months ended October 31, 2015, compared to $2.2 million and $6.8 million for the prior year’s comparable three and nine months. The overall decrease in the nine months ended October 31, 2015 resulted primarily from lower finance charges.

Cost of goods sold was $140.3 million, or 62.8% of retail sales and $457.3 million or 60.6% of retail sales for the three and nine months ended October 31, 2015, compared to $136.5 million, or 63.8% of retail sales and $449.5 million, or 60.7% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2014.  The overall decrease in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2015 resulted primarily from higher sales of regular priced goods, partially offset by higher purchasing, distribution and occupancy costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 7.4% to $83.0 million for the third quarter of fiscal 2015 and increased by 2.2% to $296.8 million for the first nine months of fiscal 2015 compared to $77.3 million and $290.5 million for the prior year’s comparable three and nine months of fiscal 2014.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $70.7 million, or 31.6% of retail sales and $206.4 million, or 27.4% of retail sales for the third quarter and first nine months of fiscal 2015, respectively, compared to $67.6 million, or 31.6% of retail sales and $203.4 million, or 27.5% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The decrease in SG&A as a percent of retail sales for the first nine months of fiscal 2015 was primarily attributable to lower incentive-based compensation expense.

Depreciation expense was $6.0 million, or 2.7% of retail sales and $17.0 million, or 2.3% of retail sales for the third quarter and first nine months of fiscal 2015, respectively, compared to $5.4 million, or 2.5% of retail sales and $16.3 million or 2.2% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2014, respectively.

Interest and other income was $0.9 million, or 0.4% of retail sales and $2.3 million, or 0.3% of retail sales for the three and nine months ended October 31, 2015, respectively, compared to $0.7 million, or 0.3% of retail sales and $2.5 million, or 0.3% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2014, respectively.

Income tax expense was $1.0 million, or 0.5% of retail sales and $27.3 million, or 3.6% of retail sales for the third quarter and first nine months of fiscal 2015, respectively, compared to $1.5 million, or 0.7% of retail sales and $28.7 million, or 3.9% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2014, respectively. The effective income tax rate for the third quarter of fiscal 2015 decreased to 11.1% compared to 20.5% for the third quarter of 2014 primarily due to favorable tax adjustments from an amended federal tax return, partially offset by higher income before taxes.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2015 was $57.7 million as compared to $91.1 million in the first nine months of fiscal 2014. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 31, 2015, January 31, 2015 and November 1, 2014.

Cash provided by operating activities for the first nine months of fiscal 2015 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $33.4 million for the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014 was primarily due to a smaller decrease in inventory from the end of the fiscal year and a larger decrease in accounts payable and accrued expenses from the end of the fiscal year offset by a decrease in accounts receivable..

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At October 31, 2015, the Company had working capital of $278.4 million compared to $260.6 million at January 31, 2015 and $253.4 million at November 1, 2014.  Additionally, the Company had $0.6 million, $0.9 million and $1.0 million invested in privately managed investment funds and other miscellaneous equities at October 31, 2015, January 31, 2015 and November 1, 2014, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheets.

At October 31, 2015, January 31, 2015 and November 1, 2014, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 31, 2015. There were no borrowings outstanding under the credit facility as of October 31, 2015, January 31, 2015 and November 1, 2014.

At October 31, 2015 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At November 1, 2014, the Company had $0.4 million of outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $22.4 million in the first nine months of fiscal 2015, compared to $21.4 million in last fiscal year’s first nine months.  The expenditures for the first nine months of fiscal 2015 were primarily for the development of 28 new stores, additional investments in new technology and home office renovations.  For the full fiscal 2015 year, the Company expects to invest approximately $32.5 million for capital expenditures to open approximately 31 new stores, relocate approximately 13 stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $77.6 million in the first nine months of fiscal 2015 compared to $19.3 million used in the comparable period of 2014.  The increase was due primarily to increased purchases of short-term investments and purchases of other assets.

Net cash used in financing activities totaled $30.7 million in the first nine months of fiscal 2015 compared to $67.5 million used in the comparable period of fiscal 2014.  The decrease was primarily due to lower share repurchases.

On November 24, 2015, the Board of Directors maintained the quarterly dividend at $0.30 per share.

As of October 31, 2015, the Company had 2,015,123 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 31, 2015 and January 31, 2015 and Aa3 or better at November 1, 2014.  The state, municipal and corporate bonds have contractual maturities which range from less than one month to  5.8  years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 11 months to  1.4  years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at October 31, 2015, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.5 million.  At January 31, 2015, the Company had $0.3 million of privately managed funds, $0.6 million of corporate equities and deferred compensation plan assets of $4.3 million.  At November 1, 2014, the Company had $0.3 million of privately managed funds, a single auction rate security (“ARS”) of $3.1 million which was redeemed at par in the fourth quarter 2014, $0.6 million of corporate equities and deferred compensation plan assets of $3.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2015.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2015, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2015	40,500	$33.83	40,500
September 2015	125,700	33.66	125,700
October 2015	-	-	-
Total	166,200	$33.70	166,200	2,015,123

(1)   Prices include trading costs.

(2)   As of August 1, 2015, the Company’s share repurchase program had 2,181,323 shares remaining in open authorizations. During the third quarter ended October 31, 2015, the Company repurchased and retired 166,200 shares under this program for approximately $5,601,610 or an average market price of $33.70 per share. As of the third quarter ended October 31, 2015, the Company had 2,015,123 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended October 31, 2015 and November 1, 2014;  (ii) Condensed Consolidated Balance Sheets at October 31, 2015, January 31, 2015 and November 1, 2014;  (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2015 and November 1, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

November 24, 2015	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 24, 2015	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer