Form 10-K
period 2016-01-30
CATO CORP
filed 2016-03-24
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

     Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

                                                                                                            (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐   No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 1, 2015, the last business day of the Company’s most recent second quarter, was $994,363,842 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of January 30, 2016, there were 26,129,692 shares of Class A common stock and 1,743,525 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2016 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

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

		4 – 9
Item 1A.	Risk Factors..........................................................................................................	9 – 17
Item 1B.	Unresolved Staff Comments...................................................................................	17
Item 2.	Properties..............................................................................................................	17
Item 3.	Legal Proceedings................................................................................................. ............................................................................................................................. .............................................................................................................................	18
Item 3A.	Executive Officers of the Registrant.......................................................................	19
Item 4.	Mine Safety Disclosures........................................................................................	19

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities................................................................................ .............................................................................................................................

		20 – 22
Item 6.	Selected Financial Data......................................................................................... .............................................................................................................................	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................	24 – 30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk................................... .............................................................................................................................	30
Item 8.

Financial Statements and Supplementary Data........................................................ .............................................................................................................................

		31 – 56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................. .............................................................................................................................	57
Item 9A.	Controls and Procedures........................................................................................ .............................................................................................................................	57
Item 9B.	Other Information..................................................................................................	57

PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................ ............................................................................................................................. .............................................................................................................................	57
Item 11.	Executive Compensation........................................................................................	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............................................................................................... .............................................................................................................................	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence............	58
Item 14.	Principal Accountant Fees and Services..................................................................	59

PART IV
Item 15.

Exhibits and Financial Statement Schedules............................................................ .............................................................................................................................

		60 – 64

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this annual report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 28, 2017 (“fiscal 2016”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “should,” “will,” “would” and any variations or negative formulations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 30, 2016 (“fiscal 2015”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

     As used herein, the terms “we,” “our,” “us” (or when the context requires otherwise and similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.  Our website is located at www.catocorp.com where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other publicly available corporate governance materials contemplated by SEC or New York Stock Exchange regulations.  The information contained on our website, www.catocorp.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished to the SEC.

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,372 fashion specialty stores at January 30, 2016, in 32 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy, plus sizes and girls sizes 7 to 16. The Cato concept’s stores and e-commerce website feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona concept’s stores and e-commerce website offer quality fashion jewelry, accessories and apparel items at exceptional values every day.  The Company’s stores range in size from 2,000 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 8% of retail sales in fiscal 2015. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Merchandising

  Merchandising

    The Company seeks to offer a broad selection of high quality and exceptional value apparel and accessories to suit the various lifestyles of fashion and value-conscious customers. In addition, the Company strives to offer on-trend fashion in exciting colors with consistent fit and quality.

     The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry, handbags, men’s wear and lines for kids and newborns. The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

      The Company believes that the collaboration of its merchandising team with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings and delivers quality, exclusive on-trend styles at lower prices. The product development and direct sourcing operations provide research on emerging fashion and color trends, technical services and direct sourcing options.

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

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 530 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2015, purchases from the Company’s largest vendor accounted for approximately 7% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company purchases a majority of its merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  This enables the Company to react to merchandise trends in a more timely fashion. The Company sources its remaining merchandise directly from manufacturers overseas. The Company opened its own overseas sourcing operations in the fall of 2014, replacing the Company’s former sourcing agent in 2015. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations, changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

      All merchandise is shipped directly to the Company’s distribution center in Charlotte, North Carolina, where it is inspected and then allocated by the merchandise distribution staff for shipment to individual stores. The flow of merchandise from receipt at the distribution center to shipment to stores is controlled by an on-line system. Shipments are made by common carrier, and each store receives at least one shipment per week.  The centralization of the Company’s distribution process also subjects it to risks in the event of damage to or destruction of its distribution facility or other disruptions affecting the distribution center or the flow of goods into or out of Charlotte, North Carolina.  See “Risk Factors – Risks Relating To Our Business – A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.”

  Advertising

      The Company uses television, in-store signage, graphics, a Company website, an e-commerce website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.8%, 0.6% and 0.7% of retail sales for fiscal years 2015, 2014 and 2013, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers,  17  regional managers and  144  district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2011:

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2011………………….……...………….	1,282	38	32	1,288
2012………………….……...………….	1,288	34	12	1,310
2013……………………….……...…….	1,310	32	22	1,320
2014…………....………….……...…….	1,320	33	7	1,346
2015………….………...….……...…….	1,346	31	5	1,372

     The Company expects to open 23 new stores during fiscal 2016. The Company anticipates closing up to 17 stores, relocating 16 stores and remodeling 10 stores by year end.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 3.6%, 3.9% and 4.3% of retail sales in fiscal 2015, 2014 and 2013 respectively. The Company’s net bad debt expense was 3.2%, 4.5% and 3.9% of credit sales in fiscal 2015, 2014 and 2013, respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the customer picks up the merchandise or upon default of the layaway purchase.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.7%, 4.5% and 4.5% of retail sales in fiscal 2015, 2014 and 2013, respectively.

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

Associates

      As of January 30, 2016, the Company employed approximately 10,500 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

     Customer tastes and fashion trends, particularly for women’s apparel, are volatile, tend to change rapidly and cannot be predicted with certainty.  Our success depends in part upon our ability to consistently anticipate, design and respond to changing merchandise trends and consumer preferences in a timely manner.  Accordingly, any failure by us to anticipate, identify, design and respond to changing fashion trends could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business and our image with our customers.  If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below-average markups over cost, or below cost, which would adversely affect our margins and results of operations.

     Existing and increased competition in the women’s retail apparel industry may negatively impact our business,      results of operations, financial condition and market share.

     The women’s retail apparel industry is highly competitive.  We compete primarily with discount stores, mass merchandisers, department stores, off-price retailers, specialty stores and internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have.  Many of our competitors offer frequent promotions and reduce their selling prices.  In some cases our competitors are expanding into markets in which we have a significant market presence.  In addition, our competitors also compete for the same retail store space. As a result of this competition, we may experience pricing pressures, increased marketing expenditures, increased costs to open new stores, as well as loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations; changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.

      A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political, financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of additional regulations or changes in duties, quotas, tariffs, taxes or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations, and changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business.  In addition, increased energy and transportation costs have caused us significant cost increases from time to time, and future adverse changes in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. Further, we are subject to increased costs or potential disruptions impacting any port or trade route through which our products move. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.

The inability of third-party vendors to produce goods on time and to the Company’s specification may adversely affect the Company’s business, results of operations and financial condition.

Our dependence on third-party vendors to manufacture and supply our merchandise subjects us to numerous risks that our vendors will fail to perform as we expect.  For example, the deterioration in any of our key vendors’ financial condition, their failure to ship merchandise in a timely manner that meets our specifications, or other failures to follow our vendor guidelines or comply with applicable laws and regulations, including compliant labor, environmental practices and product safety, could expose us to operational, quality, competitive, reputational and legal risks.  If we are not able to timely or adequately replace the merchandise we currently source with merchandise produced elsewhere, or if our vendors fail to perform as we expect, our business, results of operations and financial condition could be adversely affected.  Activities conducted by us or on our behalf outside the United States further subject us to numerous U.S. and international regulations and compliance risks, as discussed below under “Our business operations subject us to legal compliance and litigation risks, as well as regulations and regulatory enforcement priorities, which could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.”

The operation of our sourcing offices in Asia may present increased legal and operational risks.

      In October 2014, we established our own sourcing offices in Asia. Our experience with legal and regulatory practices and requirements in Asia is limited. If our sourcing offices are unable to successfully oversee merchandise production to ensure that product is produced on time and within the Company’s specifications, our business, brand, reputation, costs, results of operations and financial condition could be materially and adversely affected. Further, the activities conducted by our sourcing office outside the United States further subject us to foreign operational risks, as well as U.S. and international regulations and compliance risks, as discussed elsewhere in this “Risk Factors” section, in particular below under “Our business operations subject us to legal compliance and litigation risks, as well as regulations and regulatory enforcement priorities, which could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.”

Fluctuations in the price, availability and quality of inventory may result in higher cost of goods, which the Company may not be able to pass on to its customers.

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

      We rely on our existing information technology systems for merchandise operations, including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management.  In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems, including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets.  Despite the precautions we take, our information systems may be vulnerable to disruption or failure from numerous events, including but not limited to, natural disasters, severe weather conditions, power outages, technical malfunctions, cyber attacks, acts of war or terrorism, similar catastrophic events or other causes beyond our control or that we fail to anticipate. Any disruption or failure in the operation of our information technology systems, or our failure to continue to upgrade or improve such systems could adversely affect our business. Modifications and/or upgrades to our current information technology systems may also disrupt our operations.

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

     Our sales are dependent in part on the location of our stores in shopping centers where we believe our consumers and potential consumers shop.  In addition, our ability to grow our revenues has been substantially dependent on our ability to secure space for and open new stores in attractive locations.  Centers where we currently operate existing stores or seek to open new stores may be adversely affected by, among other things, general economic downturns or those particularly affecting the commercial real estate industry, the closing of anchor stores, changes in tenant mix and changes in customer shopping preferences.  To take advantage of consumer traffic and the shopping preferences of our consumers, we need to maintain and acquire stores in desirable locations where competition for suitable store locations is intense. A decline in customer popularity of the strip shopping centers where we generally locate our stores or in availability of space in desirable centers and locations, or an increase in the cost of such desired space, limiting our ability to open new stores, could adversely affect consumer traffic and reduce our sales and net earnings or increase our operating costs.

     Our ability to open and operate new stores depends on many factors, some of which are beyond our control.  These factors include, but are not limited to, our ability to identify suitable store locations, negotiate acceptable lease terms, secure necessary governmental permits and approvals and hire and train appropriate store personnel.  In addition, our continued expansion into new regions of the country where we have not done business before may present new challenges in competition, distribution and merchandising as we enter these new markets. Our failure to successfully and timely execute our plans for opening new stores or the failure of these stores to perform up to our expectations could adversely affect our business, results of operations and financial condition.

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

     For example, pending changes to lease accounting standards will require lessees to capitalize operating leases in their financial statements in the future. These changes will have a major impact on the Company as a retailer with numerous leased locations. Such changes will require us to record a significant amount of lease-related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease-related expenses on our statements of income and cash flows. These changes could lead to the perception by investors that we are highly leveraged and would change the calculation of numerous financial metrics and measures of our performance and financial condition. These and other future changes to accounting rules or regulations may adversely affect our reported results of operations and financial position.

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

A security breach that results in unauthorized disclosure of employee, Company or customer information could adversely affect our costs, reputation and results of operations.

The protection of employee, Company and customer data is critical to the Company. Any security breach, mishandling, human or programming error or other event that results in the misappropriation, loss or other unauthorized disclosure of employee, Company or customer information, including but not limited to credit card data or other personally identifiable information, could severely damage the Company's reputation, expose it to remediation and other costs and the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company's business and financial condition. Despite measures the Company has taken to protect confidential information, there is no assurance that such measures will prevent the compromise of such information. If any such compromise or unauthorized disclosure of this information were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

We are subject to payment-related risks.

We accept payments using a variety of methods, including third party credit cards, our own branded credit cards, debit cards, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees. In addition we may lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected

The Company’s failure to successfully operate its e-commerce website or fulfill customer expectations could adversely impact customer satisfaction, our reputation and our business.

      Although the Company's e-commerce platform provides another channel to drive incremental sales, provide existing customers the on-line shopping experience and introduce the Company to a new customer base, it also exposes us to numerous risks. We are subject to potential failures in the efficient and uninterrupted operation of our website, customer contact center or our distribution center, including system failures caused by telecommunication system providers, order volumes that exceed our present system capabilities, electrical outages, mechanical problems and human error.  Our e-commerce platform may also expose us to greater potential for security or data breaches involving the unauthorized disclosure of customer information, as discussed above under “A security breach that results in unauthorized disclosure of employee, Company or customer information could adversely affect our costs, reputation and results of operations.” We are also subject to risk related to delays or failures in the performance of third parties, such as shipping companies, including delays associated with labor strikes or slowdowns or adverse weather conditions. If the Company does not successfully meet the challenges of operating an e-commerce website or fulfilling customer expectations, the Company's business and sales could be adversely affected.

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

Our business operations subject us to legal compliance and litigation risks, as well as regulations and regulatory enforcement priorities, which could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.

     Our operations are subject to federal, state and local laws, rules and regulations, as well as U.S. and foreign laws and regulations relating to our activities in foreign countries from which we source our merchandise and operate our sourcing offices.  Our business is also subject to regulatory and litigation risk in all of these jurisdictions, including foreign jurisdictions that may lack well-established or reliable legal systems for resolving legal disputes. Compliance risks and litigation claims have arisen and may continue to arise in the ordinary course of our business and include, among other issues, intellectual property issues, employment issues, commercial disputes, product-oriented matters, tax, customer relations and personal injury claims. International activities subject us to numerous U.S. and international regulations, including but not limited to, restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, environmental laws, records and information management regulations, tariffs and taxes and anti-corruption laws, such as the Foreign Corrupt Practices Act, violations of which by employees or persons acting on the Company’s behalf may result in significant investigation costs and severe criminal or civil sanctions.  These and other liabilities to which we may be subject could negatively affect our business, operating results and financial condition. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  The Company may also be subject to regulatory review and audits, which results maybe have the potential to materially and adversely affect our business, results of operations and financial condition. In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

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

Inventory shrinkage could have a material adverse affect on our business, financial condition and results of operations.

            We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, we cannot assure you that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

       Government enacted healthcare reform could adversely affect our business and results of operations.

      In March 2010, the United States government enacted healthcare reform legislation, known as the Patient Protection and Affordable Care Act. This legislation and related guidance expands the Company’s responsibility for providing employees with insurance coverage that meets minimum eligibility and coverage requirements or face, alternatively, beginning in 2015, penalties for failure to offer this coverage.  The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing healthcare services will receive. The full effect of this legislation is expected to continue to be phased in over several years, and could increase healthcare expenses for the Company and have an adverse effect on the Company's results of operations. The Company is still assessing its potential impact on healthcare expenses. However, to the extent we are required to provide health insurance benefits to our employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or pay penalties if we elect not to provide these benefits, our expenses will increase. If we are unable to offset these cost increases by raising our prices or cutting other costs, such increased expenses could materially and adversely affect our results of operations.

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

      As of March 23, 2016, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 41% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations or other significant Company transactions.  Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 24, 2016 are as follows:

Name	Age	Position

John P. D. Cato....................	65	Chairman, President and Chief Executive Officer
John R. Howe.......................	53	Executive Vice President, Chief Financial Officer
Sally Almason......................	62	Executive Vice President, Merchandising Cato and Versona concepts
Michael T. Greer..................	53	Executive Vice President, Director of Stores
Gordon Smith.......................	60	Executive Vice President, Chief Real Estate and Store Development Officer

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

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2015 and 2014.

	Price
2015	High	Low	Dividend
First quarter ……………………………………………	$44.61	$38.02	$0.30
Second quarter …………………………………………	40.90	36.72	0.30
Third quarter …………………………………………..	38.69	32.81	0.30
Fourth quarter …………………………………………	40.33	34.10	0.30

	Price
2014	High	Low	Dividend
First quarter …………………………………………….	$30.45	$25.77	$0.30
Second quarter ………………………………………….	32.71	27.70	0.30
Third quarter ……………………………………………	36.15	31.30	0.30
Fourth quarter …………………………………………..	44.26	34.84	0.30

As of March 24, 2016 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/28/2011	100	100	100
1/27/2012	114	119	103
2/1/2013	130	149	119
1/31/2014	133	170	151
1/30/2015	209	205	158
1/29/2016	205	203	142

      The graph assumes an initial investment of $100 on January 28, 2011, the last trading day prior to the commencement of the Company’s 2011 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended January 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2015	-	$-	-
December 2015	-	-	-
January 2016	-	-	-
Total	-	$-	-	2,015,123

(1)   Prices include trading costs.

(2)   On May 20, 2014, the Board of Directors increased, by 2 million shares, the authorization to purchase shares. During the fourth quarter ended January 30, 2016, the Company did not repurchase shares under this program. As of the fourth quarter ended January 30, 2016, the Company had 2,015,123 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended January 30, 2016 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the three most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2015	2014	2013	2012	2011

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$1,001,390	$977,867	$910,500	$933,782	$920,622
Other revenue	9,701	9,047	9,533	10,266	10,836
Total revenues	1,011,091	986,914	920,033	944,048	931,458
Cost of goods sold (exclusive of depreciation
shown below)	616,480	600,569	571,246	581,961	574,176
Selling, general and administrative (exclusive
of depreciation shown below)	275,713	276,234	245,868	244,327	238,982
Selling, general and administrative percent of
retail sales	27.6%	28.3%	27.0%	26.2%	26.0%
Depreciation	$22,963	$22,026	$21,825	$22,455	$21,825
Interest expense	264	57	75	116	21
Interest and other income	3,456	3,445	3,267	3,782	3,817
Income before income taxes	99,127	91,473	84,286	98,971	100,271
Income tax expense	32,285	30,971	29,964	37,303	35,437
Net income	66,842	60,502	54,322	61,668	64,834
Basic earnings per share	2.39	2.15	1.86	2.11	2.21
Diluted earnings per share	2.39	2.15	1.86	2.11	2.21
Cash dividends paid per share	1.200	1.200	0.200	2.980	0.875

SELECTED OPERATING DATA:
Stores open at end of year	1,372	1,346	1,320	1,310	1,288
Average sales per store (2)	$729,000	$730,000	$692,000	$722,000	$716,000
Average sales per square foot of selling space	162	162	154	161	162

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$287,024	$260,610	$245,256	$194,646	$245,989
Working capital	278,988	260,550	269,617	230,612	272,139
Total assets	642,344	608,278	596,918	532,646	551,089
Total stockholders’ equity	412,665	380,198	391,109	345,234	366,679
___________

(1) The fiscal year 2012 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	January 30, 2016	January 31, 2015	February 1, 2014
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	1.0	0.9	1.0
Total revenues ……………………………………………………….	101.0	100.9	101.0
Cost of goods sold …………………………………………………..	61.6	61.4	62.7
Selling, general and administrative………………………………….	27.6	28.3	27.0
Depreciation …………………………………………………………	2.3	2.3	2.4
Interest and other income ……………………………………………	0.4	0.4	0.4
Income before income taxes …………………………………………	9.9	9.4	9.3
Net income …………………………………………………………..	6.7%	6.2%	6.0%

Fiscal 2015 Compared to Fiscal 2014

      Retail sales increased by 2.4% to $1,001.4 million in fiscal 2015 compared to $977.9 million in fiscal 2014. The increase in retail sales in fiscal 2015 was largely attributable to flat same-store sales and non-comparable store sales across a larger store base. Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  In fiscal 2015, e-commerce sales were less than 2% of total sales and same-store sales. In fiscal 2014, e-commerce sales were less than 1% of total sales and were not included in the same-store sales calculation.  The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, layaway fees and shipping charged to customers for e-commerce purchases), increased by 2.5% to $1,011.1 million in fiscal 2015 compared to $986.9 million in fiscal 2014. The Company operated 1,372 stores at January 30, 2016 compared to 1,346 stores operated at January 31, 2015.

      In fiscal 2015, the Company opened 31 new stores, relocated 11 stores and closed five stores.

      Other revenue in total increased to $9.7 million from $9.0 million in fiscal 2014.  The increase resulted primarily from higher layaway charges and shipping charged to customers for e-commerce purchases, partially offset by lower credit revenue and finance charges.

      Credit revenue of $5.4 million represented 0.5% of total revenue in fiscal 2015, a decrease compared to fiscal 2014 credit revenue of $5.8 million or 0.6% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.3 million in fiscal 2015 compared to $3.4 million in fiscal 2014. The decrease in these expenses was principally due to a reduction in other expense of $0.1 million.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $0.3 million from $2.3 million in fiscal 2014 to $2.0 million in fiscal 2015 due to lower credit revenue. Total credit income of $2.0 million in fiscal 2015 represented 2.0% of total income before taxes of $99.1 million compared to total credit income of $2.3 million in fiscal 2014, which represented 2.5% of fiscal 2014 total income before taxes of $91.5 million.

      Cost of goods sold was $616.5 million, or 61.6% of retail sales, in fiscal 2015 compared to $600.6 million, or 61.4% of retail sales, in fiscal 2014. The increase in cost of goods sold as a percentage of sales resulted primarily from higher buying and occupancy costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) increased by 2.0% to $384.9 million in fiscal 2015 from $377.3 million in fiscal 2014. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $276.0 million in fiscal 2015 compared to $276.2 million in fiscal 2014, a decrease of 0.1%. As a percent of retail sales, SG&A was 27.6% compared to 28.3% in the prior year. The decrease in SG&A as a percent of sales resulted primarily from a decrease in incentive compensation, partially offset by higher healthcare costs.

      Depreciation expense was $23.0 million in fiscal 2015 compared to $22.0 million in fiscal 2014. Depreciation expense increased slightly from fiscal 2014 due to increases in store development, information technology investments and home office renovations, partially offset by older stores and IT projects being fully depreciated.

      Interest and other income increased to $3.5 million in fiscal 2015 compared to $3.4 million in fiscal 2014. Miscellaneous income and interest income were greater compared to fiscal 2014. See Note 2 of Notes to Consolidated Financial Statements for further details.

      Income tax expense was $32.3 million, or 3.2% of retail sales in fiscal 2015 compared to $31.0 million, or 3.2% of retail sales in fiscal 2014. The dollar increase resulted from higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rate was 32.6% in fiscal 2015 compared to 33.9% in fiscal 2014.

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

     Insurance Liabilities

      The Company is primarily self-insured for healthcare, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to healthcare, workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical experience upon which insurance provisions are recorded is not indicative of future trends, then the Company may be required to make adjustments to the provision for insurance costs that could be material to the Company’s reported financial condition and results of operations. Historically, actual results have not significantly deviated from estimates.

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

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2015 was $93.9 million as compared to $117.5 million in fiscal 2014. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for the change due to depreciation and changes in working capital and share-based compensation.  The decrease of $23.6 million for fiscal 2015 compared to fiscal 2014 is primarily due to a larger increase in inventory from the end of the prior fiscal year and a decrease in accrued bonus and benefits,, partially offset by an increase in net income and a decrease in accounts receivable and prepaid and other assets.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2016 and for the foreseeable future.

      At January 30, 2016, the Company had working capital of $279.0 million compared to $260.6 million and $269.6 million at January 31, 2015 and February 1, 2014, respectively.

      At January 30, 2016, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of revocable letters of credit discussed below. The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 30, 2016. There were no borrowings outstanding under this credit facility during the fiscal year ended January 30, 2016 or the fiscal year ended January 31, 2015.

      The Company had no outstanding revocable letters of credit relating to purchase commitments at January 30, 2016 and January 31, 2015. The Company had approximately $0.4 million of revocable letters of credit at February 1, 2014.

     Expenditures for property and equipment totaled $26.5 million, $28.9 million and $31.5 million in fiscal 2015, 2014 and 2013, respectively. The expenditures for fiscal 2015 were primarily for store development, investments in new technology and general office expansion.  In fiscal 2016, the Company is planning to invest approximately $27.0 million in capital expenditures. In addition, the Company has planned for additional investments in technology and the renovation of the current office space.

      Net cash used in investing activities totaled $81.8 million for fiscal 2015 compared to net cash used in investing activities of $27.7 million for fiscal 2014 and net cash provided by investing activities of $32.9 million for fiscal 2013.  The increase in cash used was due primarily to purchases of short-term investments and other assets, partially offset by sales of short-term investments and other assets.

     On February 26, 2016, the Board of Directors maintained the quarterly dividend at $0.30 per share, which was paid on March 23, 2016. Additionally, in February 2016 the Company repurchased 148,900 shares for $5,194,000, primarily to offset dilution from its equity compensation plans.

      The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at January 30, 2016. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from two days to 5.6 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from eight months to 1.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at January 30, 2016, the Company had $0.6 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At January 31, 2015, the Company had $0.3 million of privately managed funds and $0.6 million of corporate equities, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

The following table shows the Company's obligations and commitments as of January 30, 2016, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2016	2017	2018	2019	2020	Thereafter
Merchandise letters of credit	$-	$-	$-	$-	$-	$-	$-
Operating leases	215,803	69,550	52,135	38,094	25,405	15,695	14,924
Total Contractual Obligations	$215,803	$69,550	$52,135	$38,094	$25,405	$15,695	$14,924
____________

(1)  In addition to the amounts shown in the table above, $9.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, Recently Adopted Accounting Policies, and Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

     The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm....................................	32

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.................................	33

Consolidated Balance Sheets at January 30, 2016 and January 31, 2015 ...............	34

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 .......................................................... and February 1, 2014	35

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014...............................................................	36

Notes to Consolidated Financial Statements...........................................................	37

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014...............................................................	64

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company has prospectively adopted new accounting guidance which changes the classification of deferred tax assets and liabilities in the consolidated balance sheet.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 24, 2016

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$1,001,390	$977,867	$910,500
Other revenue (principally finance charges,
late fees and layaway charges)	9,701	9,047	9,533
Total revenues	1,011,091	986,914	920,033

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	616,480	600,569	571,246
Selling, general and administrative (exclusive
of depreciation shown below)	275,713	276,234	245,868
Depreciation	22,963	22,026	21,825
Interest expense	264	57	75
Interest and other income	(3,456)	(3,445)	(3,267)
Cost and expenses, net	911,964	895,441	835,747

Income before income taxes	99,127	91,473	84,286

Income tax expense	32,285	30,971	29,964

Net income	$66,842	$60,502	$54,322

Basic earnings per share	$2.39	$2.15	$1.86

Diluted earnings per share	$2.39	$2.15	$1.86

Dividends per share	$1.20	$1.20	$0.20

Comprehensive income:
Net income	$66,842	$60,502	$54,322
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
$6, $5, and ($26) for fiscal 2015, 2014
and 2013, respectively	14	8	(43)
Comprehensive income	$66,856	$60,510	$54,279

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 30, 2016	January 31, 2015

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$67,057	$93,946
Short-term investments	215,495	162,185
Restricted cash and investments	4,472	4,479
Accounts receivable, net of allowance for doubtful accounts of $1,447 at
January 30, 2016 and $1,542 at January 31, 2015	36,610	41,023
Merchandise inventories	141,101	137,549
Deferred income taxes	-	4,291
Prepaid expenses and other current assets	7,317	10,978
Total Current Assets	472,052	454,451
Property and equipment – net	138,303	135,181
Deferred income taxes	10,280	3,363
Other assets	21,709	15,283
Total Assets	$642,344	$608,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$113,154	$111,674
Accrued expenses	52,886	48,404
Accrued bonus and benefits	12,034	19,567
Accrued income taxes	14,990	14,256
Total Current Liabilities	193,064	193,901
Other noncurrent liabilities (primarily deferred rent)	36,615	34,179

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 26,129,692 and 26,174,684 shares issued at
January 30, 2016 and January 31, 2015, respectively	877	873
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,743,525 shares at January 30, 2016 and
January 31, 2015	58	58
Additional paid-in capital	90,336	85,029
Retained earnings	320,594	293,452
Accumulated other comprehensive income	800	786
Total Stockholders' Equity	412,665	380,198
Total Liabilities and Stockholders’ Equity	$642,344	$608,278

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(Dollars in thousands)

Operating Activities:
Net income	$66,842	$60,502	$54,322
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	22,963	22,026	21,825
Provision for doubtful accounts	873	875	1,009
Purchase premium and premium amortization of investments	(3,263)	(104)	(873)
Share based compensation	4,124	3,582	3,007
Excess tax benefits from share-based compensation	(257)	(243)	(88)
Deferred income taxes	(2,635)	(1,563)	(4,766)
Loss on disposal of property and equipment	223	1,288	1,665
Impairment of store assets	1,917	2,249	2,646
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	3,540	(2,674)	(217)
Merchandise inventories	(3,552)	13,312	(10,123)
Prepaid and other assets	1,854	(6,078)	2,969
Accrued income taxes	991	(356)	651
Accounts payable, accrued expenses and other liabilities	233	24,643	20,932
Net cash provided by operating activities	93,853	117,459	92,959

Investing Activities:
Expenditures for property and equipment	(26,534)	(28,901)	(31,542)
Purchase of short-term investments	(116,956)	(49,820)	(65,455)
Sales of short-term investments	66,927	48,850	62,766
Purchase of other assets	(5,650)	(1,267)	-
Sales of other assets	442	3,227	-
Change in restricted cash and investments provided (used)	4	222	1,298
Net cash (used) in investing activities	(81,767)	(27,689)	(32,933)

Financing Activities:
Dividends paid	(33,572)	(33,886)	(5,853)
Repurchase of common stock	(6,148)	(42,129)	(6,429)
Proceeds from employee stock purchase plan	488	510	394
Excess tax benefits from share-based compensation	257	243	88
Proceeds from stock options exercised	-	11	132
Net cash provided (used) in financing activities	(38,975)	(75,251)	(11,668)

Net increase (decrease) in cash and cash equivalents	(26,889)	14,519	48,358

Cash and cash equivalents at beginning of period	93,946	79,427	31,069
Effect of exchange rate changes on cash	-	-	-
Cash and cash equivalents at end of period	$67,057	$93,946	$79,427

Non-cash investing activity
Accrued plant and equipment	$2,876	$1,780	$4,315

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 02, 2013	$918	$58	$76,594	$266,843	$821	345,234
Comprehensive income:
Net income	-	-	-	54,322	-	54,322
Unrealized losses on available-for-sale securities, net of deferred
income tax benefit of ($26)	-	-	-		(43)	(43)
Dividends paid ($0.200 per share)	-	-	-	(5,853)	-	(5,853)
Class A common stock sold through employee stock purchase
plan — 19,070 shares	1	-	463	-	-	464
Class A common stock sold through stock option plans —
9,050 shares	-	-	145	-	-	145
Class A common stock issued through restricted stock grant plans
198,017 shares	7	-	2,915	1	-	2,923
Windfall tax benefit from equity compensation plans		-	346	-	-	346
Repurchase and retirement of treasury shares – 271,296 shares	(9)	-	-	(6,420)	-	(6,429)

Balance — February 1, 2014	$917	$58	$80,463	$308,893	$778	391,109
Comprehensive income:
Net income	-	-	-	60,502	-	60,502
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $5	-	-	-	-	8	8
Dividends paid ($1.20 per share)	-	-	-	(33,886)	-	(33,886)
Class A common stock sold through employee stock purchase
plan — 20,941 shares	1	-	600	-	-	601
Class A common stock sold through stock option plans —
500 shares	-	-	28	-	-	28
Class A common stock issued through restricted stock grant plans
164,927 shares	5	-	3,449	20	-	3,474
Windfall tax benefit from equity compensation plans	-	-	489		-	489
Repurchase and retirement of treasury shares – 1,509,965 shares	(50)	-	-	(42,077)	-	(42,127)

Balance — January 31, 2015	$873	$58	$85,029	$293,452	$786	$380,198
Comprehensive income:
Net income	-	-	-	66,842	-	66,842
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $6	-	-	-	-	14	14
Dividends paid ($1.20 per share)	-	-	-	(33,572)	-	(33,572)
Class A common stock sold through employee stock purchase
plan — 16,305 shares	-	-	574	-	-	574
Class A common stock sold through stock option plans —
000 shares	-	-	17	-	-	17
Class A common stock issued through restricted stock grant plans
118,745 shares	4	-	3,996	20	-	4,020
Windfall tax benefit from equity compensation plans	-	-	720	-	-	720
Repurchase and retirement of treasury shares – 179,990 shares	-	-	-	(6,148)	-	(6,148)

Balance — January 30, 2016	$877	$58	$90,336	$320,594	$800	$412,665

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

     Description of Business and Fiscal Year: The Company has two reportable segments — the operation of a fashion specialty stores segment (“Retail Segment”) and a credit card segment (“Credit Segment”). The apparel specialty stores operate under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona,” including e-commerce websites. The stores are located primarily in strip shopping centers principally in the southeastern United States. The Company’s fiscal year ends on the Saturday nearest January 31 of the subsequent year.

Correction of Prior Period Error: During the first quarter of 2015, the Company determined that it had improperly calculated a long-term deferred tax liability in prior periods due to the inclusion of certain insurance premium amounts related to its captive insurance company. The Company recorded a favorable out-of-period adjustment during the three month period ended May 2, 2015 which resulted in a decrease in its long-term deferred tax liability by $1.2 million, decreased its Income tax expense by $1.0 million and increased its Accrued income taxes by $0.2 million. The Condensed Consolidated Statements of Income and Comprehensive Income, Balance Sheet and Statement of Cash Flows for the twelve months ended January 30, 2016 reflect the above amounts. The correction is not deemed material to prior period or current period consolidated financial statements.

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

Restricted Cash and Investments:  The Company has $4.5 million in escrow at January 30, 2016 and January 31, 2015 as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

37

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 were $29,198,000, $37,888,000 and $34,238,000, respectively.

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

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which the carrying value exceeds the estimated fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2015 were $1,917,000.  Store asset impairment charges incurred in fiscal 2014 were $2,249,000. Store asset impairment charges incurred in fiscal 2013 were $2,646,000.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Other Assets

      Other assets are comprised of long-term assets, primarily insurance contracts related to deferred compensation assets and land held for investment purposes. During the fourth quarter of 2014, the Company had its ARS redeemed at par for $3,450,000.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015
	(Dollars in thousands)
Other Assets
CSV Life Insurance	$199	$200
Deferred Compensation Investments	6,409	4,558
Miscellaneous Investments	578	919
Other Deposits	536	579
Investment In Partnership	1,316	1,267
Land Held for Investment	9,672	7,760
Buildings Held for Investment, net	1,495	-
Intellectual Property	1,504	-
Total Other Assets	$21,709	$15,283

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

Revenue Recognition

      The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales from stores are also recorded when the customer takes possession of the merchandise.  E-commerce sales are recorded when the risk of loss is transferred to the customer. Gift cards are recorded as deferred revenue until they are redeemed or forfeited.  Layaway sales are recorded as deferred revenue until the customer takes possession or forfeits the merchandise.  Gift cards do not have expiration dates.  A provision is made for estimated merchandise returns based on sales volumes and the Company’s experience; actual returns have not varied materially from historical amounts. Amounts related to shipping and handling billed to customers in a sales transaction are classified as revenue and the costs related to shipping product to customers (billed and accrued) are classified as Cost of goods sold.

     In fiscal 2015, 2014 and 2013, the Company recognized $523,000, $553,000 and $370,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income.  Gift card breakage is determined after 60 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company offers its own credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. Finance revenue is recognized as earned under the interest method and late charges are recognized in the month in which they are assessed, net of provisions for estimated uncollectible amounts. The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts based on the aging of accounts and estimates of actual write-offs. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

     Cost of Goods Sold: Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight, and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for our buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Buying, distribution, occupancy and internal transfer costs are treated as period costs and are not capitalized as part of inventory. The direct costs associated with shipping goods to customers are recorded as a component of Cost of goods sold.

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $7,074,000, $5,528,000 and $5,741,000 for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

     Stock Repurchase Program:  For fiscal year ending January 30, 2016, the Company had  2,015,123  shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. Share repurchases are recorded in Retained earnings, net of par value. In February 2016, the Company repurchased 148,900 shares for $5,194,000, primarily to offset dilution from its equity compensation plans.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	January 30, 2016	January 31, 2015	February 1, 2014

Numerator	(Dollars in thousands)
Net earnings	$66,842	$60,502	$54,322
Earnings allocated to non-vested equity awards	(1,400)	(1,180)	(884)
Net earnings available to common stockholders	$65,442	$59,322	$53,438

Denominator
Basic weighted average common shares outstanding	27,371,538	27,600,350	28,767,615
Dilutive effect of stock options and restricted stock	5,734	3,903	5,063
Diluted weighted average common shares outstanding	27,377,272	27,604,253	28,772,678

Net income per common share
Basic earnings per share	$2.39	$2.15	$1.86
Diluted earnings per share	$2.39	$2.15	$1.86

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

      Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  Potential accrued interest and penalties related to unrecognized tax benefits within operations are recognized as a component of Income before income taxes.

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

Recently Adopted Accounting Policies

In November 2015, the Financial Accounting Standards Board issued new accounting guidance that requires entities to present deferred tax assets and deferred tax liabilities, along with any related valuation allowance, as noncurrent in a balance sheet. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We have early adopted this new guidance prospectively beginning with the Consolidated Balance Sheet at January 30, 2016. Prior periods were not retrospectively adjusted.

Recent Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year, and early adoption is permitted.  The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014

Dividend income	$(21)	$(21)	$(17)
Interest income	(1,562)	(1,266)	(1,288)
Miscellaneous income	(2,049)	(1,936)	(1,686)
Net (gain) loss on investment sales	176	(222)	(276)
Interest and other income	$(3,456)	$(3,445)	$(3,267)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Short-Term Investments:

      At January 30, 2016, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at January 30, 2016 and January 31, 2015 (in thousands):

	January 30, 2016			January 31, 2015
	Debt securities			Debt securities
	issued by various			issued by various
	states of the United			states of the United
	States and political	Corporate		States and political	Corporate
	subdivisions of	debt		subdivisions of	debt
	the states	securities	Total	the states	securities	Total
Cost basis	192,561	21,955	214,516	147,227	13,996	161,223
Unrealized gains	939	40	979	906	56	962
Unrealized (loss)	-	-	-	-	-	-
Estimated fair value	$193,500	$21,995	$215,495	$148,133	$14,052	$162,185

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at January 30, 2016 and January 31, 2015 (in thousands):

	January 30, 2016			January 31, 2015

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$978	$(368)	$610	$963	$(362)	$601
Equity Investments	304	(114)	190	297	(112)	185
Total	$1,282	$(482)	$800	$1,260	$(474)	$786

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 30, 2016 and January 31, 2015:

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30, 2016	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$193,500	$-	$193,500	$-
Corporate Bonds	10,941	-	10,941	-
U.S. Treasury Notes	1,203	1,203	-	-
Cash Surrender Value of Life Insurance	6,409	-	-	6,409
Privately Managed Funds	-	-	-	-
Asset-backed Securities (ABS)	11,054	-	11,054	-
Corporate Equities	578	578	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$223,785	$1,881	$215,495	$6,409

Liabilities:
Deferred Compensation	(6,187)	-	-	(6,187)
Total Liabilities	$(6,187)	$-	$-	$(6,187)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 31, 2015	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$148,650	$-	$148,650	$-
Corporate Bonds	14,052	-	14,052	-
U.S. Treasury Notes	3,758	3,758	-	-
Cash Surrender Value of Life Insurance	4,558	-	-	4,558
Privately Managed Funds	306	-	-	306
Corporate Equities	613	613	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$172,037	$4,471	$162,702	$4,864

Liabilities:
Deferred Compensation	(4,272)	-	-	(4,272)
Total Liabilities	$(4,272)	$-	$-	$(4,272)

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at January 30, 2016. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from two days to 5.6 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from eight months to 1.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at January 30, 2016, the Company had $0.6 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At January 31, 2015, the Company had $0.3 million of privately managed funds and $0.6 million of corporate equities, all of which are recorded within Other assets in the Consolidated Balance Sheets.

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

      The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of January 30, 2016 and January 31, 2015 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at January 31, 2015	$-	$306	$4,558	$4,865
Redemptions	-	(270)	-	(270)
Additions	-	-	2,071	2,071
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	92	(220)	(128)
Included in other comprehensive income	-	(128)	-	(128)
Ending Balance at January 30, 2016	$-	$-	$6,409	$6,409

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 31, 2015	$(4,272)	$(4,272)
Additions	(2,092)	(2,092)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	177	177
Ending Balance at January 30, 2016	$(6,187)	$(6,187)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale	Other
	Debt Securities	Investments	Cash
	ARS	Private Equity	Surrender Value	Total
Beginning Balance at February 1, 2014	$3,140.0	$392	$2,957	$6,489
Redemptions	(3,450.0)	(93)	-	(3,543)
Additions			753	753
Total gains or (losses)
Included in interest and other income (or changes in net assets)	311.0	147	848	1,306
Included in other comprehensive income	-	(140)	-	(140)
Ending Balance at January 31, 2015	$-	$306	$4,558	$4,865

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at February 1, 2014	$(3,298)	$(3,298)
Additions	(719)	(719)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(255)	(255)
Ending Balance at January 31, 2015	$(4,272)	$(4,272)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		January 30, 2016	January 31, 2015

	Customer accounts — principally deferred payment accounts	$24,045	$26,071
	Miscellaneous trade receivables	14,012	16,494
	Total	38,057	42,565
	Less allowance for doubtful accounts	1,447	1,542
	Accounts receivable — net	$36,610	$41,023

      Finance charge and late charge revenue on customer deferred payment accounts totaled $5,383,000, $5,773,000 and $6,220,000 for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and charges against the allowance for doubtful accounts were approximately $873,000, $875,000 and $1,009,000 for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		January 30, 2016	January 31, 2015

	Land and improvements	$13,523	$7,968
	Buildings	35,498	25,807
	Leasehold improvements	106,393	100,808
	Fixtures and equipment	211,071	214,969
	Information technology equipment and software	50,937	59,829
	Construction in progress	2,568	12,243
	Total	419,990	421,624
	Less accumulated depreciation	281,687	286,443
	Property and equipment — net	$138,303	$135,181

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		January 30, 2016	January 31, 2015

	Accrued payroll and related items	$8,634	$7,905
	Property and other taxes	17,160	17,482
	Accrued self-insurance	12,813	11,589
	Fixed Assets	2,876	1,780
	Other	11,403	9,648
	Total	$52,886	$48,404

8.    Financing Arrangements

As of January 30, 2016, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 30, 2016.  There were no borrowings outstanding under this credit facility during the periods ended January 30, 2016, January 31, 2015 or February 1, 2014.  The weighted average interest rate under the credit facility was zero at January 30, 2016 due to no borrowings during the year.

At January 30, 2016 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments. At February 1, 2014, the Company had approximately $0.4 million of outstanding revocable letters of credit relating to purchase commitments.

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

      On March 23, 2016, the Company paid a quarterly dividend of $0.30 per share.

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 30, 2016, January 31, 2015 and February 1, 2014 were approximately $1,238,000, $1,268,000 and $1,196,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $1,100,000 for the year ended January 30, 2016. The Company’s contribution for the year ended January 31, 2015 was $7,784,000 and year ended February 1, 2014 was $887,000.

      The Company is primarily self-insured for healthcare.  These costs are significant primarily due to the large number of the Company’s retail locations and associates. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Management reviews current and historical claims data in developing its estimates. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the Company’s reported financial condition and results of operations. The Company funds healthcare contributions to a third-party provider.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2016	$69,550
2017	52,135
2018	38,094
2019	25,405
2020	15,695
Thereafter	14,924
Total minimum lease payments	$215,803

     The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Fiscal Year Ended
Minimum rentals	$69,665	$66,040	$61,889
Contingent rent	11	4	4
Total rental expense	$69,676	$66,044	$61,893

12.  Income Taxes:

     As a result of the prospective adoption of the new accounting guidance described in Note 1 to the Consolidated Financial Statements, there were no current deferred tax assets at January 30, 2016. Current deferred tax assets were $4.3 million at January 31, 2015.

     Unrecognized tax benefits for uncertain tax positions are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of January 30, 2016, the Company had gross unrecognized tax benefits totaling approximately $9.6 million, of which approximately $9.8 million (inclusive of interest) would affect the effective tax rate if recognized. The Company had approximately $4.3 million, $4.8 million and $5.4 million of interest and penalties accrued related to uncertain tax positions as of January 30, 2016, January 31, 2015 and February 1, 2014, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $891,000, $740,000 and $927,000 of interest and penalties in the Consolidated Statements of Income and Comprehensive Income for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2012.  In state and local tax jurisdictions, the Company has limited exposure before 2004.  During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range cannot be determined.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Fiscal Year Ended
Balances, beginning	$9,431	$9,214	$8,892
Additions for tax positions of the current year	1,452	877	1,209
Reduction for tax positions of prior years for:
Settlements during the period	(611)	(170)	(464)
Lapses of applicable statute of limitations	(712)	(490)	(423)
Balances, ending	$9,560	$9,431	$9,214

     The provision for income taxes consists of the following (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Fiscal Year Ended
Current income taxes:
Federal	$29,076	$33,108	$31,699
State	4,981	514	3,032
Foreign	197	-	-
Total	34,254	33,622	34,731
Deferred income taxes:
Federal	(1,953)	(1,863)	(4,260)
State	(104)	(611)	(507)
Foreign	88	(177)	-
Total	(1,969)	(2,651)	(4,767)
Total income tax expense	$32,285	$30,971	$29,964

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Significant components of the Company’s deferred tax assets and liabilities as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Allowance for doubtful accounts	$502	$543
Inventory valuation	3,063	2,717
Deferred lease liability	1,176	1,881
Non-deductible accrued liabilities	3,081	1,895
Other taxes	1,564	1,664
Federal benefit of uncertain tax positions	4,044	4,237
Equity compensation expense	4,888	3,862
Other	2,732	2,422
Total deferred tax assets	21,050	19,221
Deferred tax liabilities
Property and equipment	8,095	6,458
Unrealized gains on short-term investments	481	472
Healthcare expense	818	2,117
Other	1,376	2,517
Total deferred tax liabilities	10,770	11,564
Net deferred tax assets	$10,280	$7,657

     The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 30, 2016	January 31, 2015	February 1, 2014
Fiscal Year Ended
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.5	(0.2)	2.8
Tax credits	(1.8)	(1.8)	(1.4)
Tax exempt interest	(0.5)	(0.5)	(0.5)
Effects of permanent differences	0.5	0.6	0.1
Other	(3.1)	0.8	(0.4)
Effective income tax rate	32.6%	33.9%	35.6%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Quarterly Financial Data (Unaudited):

     Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2015	First	Second	Third	Fourth
Total revenues	$283,899	$251,269	$225,467	$250,456
Gross profit (exclusive of depreciation)	121,379	96,786	85,204	91,242
Net income	31,083	15,594	8,320	11,845
Basic earnings per share	$1.11	$0.56	$0.30	$0.42
Diluted earnings per share	$1.11	$0.56	$0.30	$0.42

Fiscal 2014	First	Second	Third	Fourth
Total revenues	$284,732	$246,461	$215,608	$240,113
Gross profit (exclusive of depreciation)	120,369	97,422	79,515	89,039
Net income	30,006	15,652	5,692	9,152
Basic earnings per share	$1.04	$0.56	$0.22	$0.33
Diluted earnings per share	$1.04	$0.56	$0.22	$0.33

14.  Reportable Segment Information

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its three retail operating segments, including e-commerce, based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, which require the segments have similar economic characteristics, products, production processes, clients and methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of January 30, 2016, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes certain segment information (in thousands):

Fiscal 2015	Retail	Credit	Total

Revenues	$1,005,708	$5,383	$1,011,091
Depreciation	22,914	49	22,963
Interest and other income	3,456	-	3,456
Income before taxes	97,119	2,008	99,127
Total assets	540,941	101,403	642,344
Capital expenditures	26,534	-	26,534

Fiscal 2014	Retail	Credit	Total

Revenues	$981,141	$5,773	$986,914
Depreciation	21,981	45	22,026
Interest and other income	3,445	-	3,445
Income before taxes	89,131	2,342	91,473
Total assets	533,236	75,042	608,278
Capital expenditures	28,871	30	28,901

Fiscal 2013	Retail	Credit	Total

Revenues	$913,813	$6,220	$920,033
Depreciation	21,785	40	21,825
Interest and other income	3,267	-	3,267
Income before taxes	81,709	2,577	84,286
Total assets	524,908	72,010	596,918
Capital expenditures	31,423	119	31,542

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014

Bad debt expense	$873	$875	$1,009
Payroll	862	841	907
Postage	712	737	744
Other expenses	879	933	943
Total expenses	$3,326	$3,386	$3,603

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock Based Compensation:

      As of January 30, 2016, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees. The 2013 Incentive Compensation Plan and 2004 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of January 30, 2016:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
January 31, 2015	-	-	1,287,396	1,287,396
January 30, 2016	-	-	1,145,723	1,145,723

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period. As of January 30, 2016, there was $12,214,000 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.  The total fair value of the shares recognized as compensation expense during the twelve months ended January 30, 2016, January 31, 2015 and February 1, 2014 was $4,020,000, $3,474,000 and $2,924,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the years ended January 30, 2016, January 31, 2015 and February 1, 2014:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2013	440,146	$23.70
Granted	214,637	23.57
Vested	(121,692)	19.82
Forfeited or expired	(27,468)	24.71

Restricted stock awards at February 1, 2014	505,623	$24.52
Granted	206,713	28.25
Vested	(108,155)	22.41
Forfeited or expired	(51,686)	26.00

Restricted stock awards at January 31, 2015	552,495	$26.19
Granted	159,673	39.60
Vested	(87,130)	26.03
Forfeited or expired	(48,362)	28.83

Restricted stock awards at January 30, 2016	576,676	$29.71

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month period ended January 30, 2016, the Company sold  16,305 shares to employees at an average discount of $5.29 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $86,000, $90,000 and $70,000 for fiscal years 2015, 2014 and 2013, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

The following is a summary of changes in stock options outstanding during the year ended January 30, 2016:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 31, 2015	20,127	$23.56	8.25 years	$194,628
Granted	-	-
Forfeited or expired	-
Exercised	-	-
Outstanding at January 30, 2016	20,127	$23.56	7.25 years	$195,433
Vested and exercisable at January 30, 2016	8,051	$23.56	7.25 years	$78,173

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

No options were granted in fiscal 2015 and fiscal 2014. In fiscal 2013, 20,127 options were granted. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

No options were exercised in fiscal 2015. The total intrinsic value of options exercised during the years ended January 31, 2015 and February 1, 2014 was $11,000 and $112,000, respectively.

The stock option expense was $17,000, $17,000 and $13,000 for the twelve months ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of January 30, 2016:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2015	$786
Other comprehensive income before
reclassification	(114)

Amounts reclassified from accumulated
other comprehensive income (b)	128

Net current-period other comprehensive income	14

Ending Balance at January 30, 2016	$800

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

(b) Includes ($206) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($77). Amounts in parentheses indicate a debit/reduction to OCI.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 30, 2016.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 30, 2016, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2016 based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 30, 2016.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 30, 2016, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2016 annual stockholders’ meeting (the “2016 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2015 Executive Compensation,” “Fiscal 2015 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2016 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 30, 2016.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)

Plan Category

Equity compensation plans approved
by security holders	20,127	$23.56	1,357,242
Equity compensation plans not
approved by security holders	-	-	-
Total	20,127	$23.56	1,357,242

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2013
Incentive Compensation Plan,  1,145,723  shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 211,519 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2016 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2016 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm ..............................................................	32

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.............................................................	33

Consolidated Balance Sheets at January 30, 2016 and January 31, 2015...........................................	34

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.............................................................................................................	35

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.......................................................................................................	36

Notes to Consolidated Financial Statements....................................................................................	37

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts..........................................................................	64

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
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended January 30, 2016, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (ii) Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; and (v) Notes to Consolidated Financial Statements.

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
Jeffrey R. Shock Senior Vice President Controller

                   Date: March 24, 2016

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2016 by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at February 2, 2013	$2,053		$9,593
Additions charged to costs and expenses	1,221		15,212
Additions (reductions) charged to other accounts	425	(c)	(611)
Deductions	(1,956)	(d)	(13,638)

Balance at February 1, 2014	1,743		10,556
Additions charged to costs and expenses	1,070		15,270
Additions (reductions) charged to other accounts	428	(c)	(680)
Deductions	(1,699)	(d)	(13,589)

Balance at January 31, 2015	$1,542		$11,557
Additions charged to costs and expenses	1,048		16,769
Additions (reductions) charged to other accounts	345	(c)	1,245
Deductions	(1,488)	(d)	(16,812)

Balance at January 30, 2016	$1,447		$12,759

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation, General Liability and Healthcare
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.