Form 10-Q
period 2016-04-30
CATO CORP
filed 2016-06-03
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of April 30, 2016, there were 25,904,126 shares of Class A common stock and 1,751,576 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended April 30, 2016

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended April 30, 2016 and May 2, 2015

Condensed Consolidated Balance Sheets		3
At April 30, 2016 and January 30, 2016

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended April 30, 2016 and May 2, 2015

Notes to Condensed Consolidated Financial Statements		5 – 14
For the Three Months Ended April 30, 2016 and May 2, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	April 30, 2016	May 2, 2015

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$285,497	$281,575
Other revenue (principally finance charges, late fees and
layaway charges)	2,476	2,324
Total revenues	287,973	283,899

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	163,973	162,520
Selling, general and administrative (exclusive of depreciation
shown below)	71,071	68,584
Depreciation	5,676	5,374
Interest and other income	(2,928)	(568)
Cost and expenses, net	237,792	235,910

Income before income taxes	50,181	47,989

Income tax expense	14,307	16,906

Net income	$35,874	$31,083

Basic earnings per share	$1.29	$1.11

Diluted earnings per share	$1.29	$1.11

Dividends per share	$0.30	$0.30

Comprehensive income:
Net income	$35,874	$31,083
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of $94 and ($201) for April 30, 2016	153	(332)
and May 2, 2015, respectively
Comprehensive income	$36,027	$30,751

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2016	January 30, 2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$55,988	$67,057
Short-term investments	242,372	215,495
Restricted cash and investments	4,476	4,472
Accounts receivable, net of allowance for doubtful accounts of
$1,443 and $1,447 at April 30, 2016 and January 30, 2016, respectively	37,421	36,610
Merchandise inventories	134,166	141,101
Prepaid expenses and other current assets	6,704	7,317
Total Current Assets	481,127	472,052
Property and equipment – net	135,289	138,303
Noncurrent deferred income taxes	10,187	10,280
Other assets	22,201	21,709
Total Assets	$648,804	$642,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$96,869	$113,154
Accrued expenses	49,425	52,886
Accrued bonus and benefits	5,111	12,034
Accrued income taxes	11,852	1,363
Total Current Liabilities	163,257	179,437
Other noncurrent liabilities	51,377	50,242

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 25,904,126 shares and 26,129,692 shares
at April 30, 2016 and January 30, 2016, respectively	869	877
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,751,576 shares and
1,743,525 shares at April 30, 2016 and January 30, 2016, respectively	58	58
Additional paid-in capital	91,230	90,336
Retained earnings	341,060	320,594
Accumulated other comprehensive income	953	800
Total Stockholders' Equity	434,170	412,665
Total Liabilities and Stockholders’ Equity	$648,804	$642,344

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30, 2016	May 2, 2015

	(Dollars in thousands)

Operating Activities:
Net income	$35,874	$31,083
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,676	5,374
Provision for doubtful accounts	246	259
Purchase premium and premium amortization of investments	4	(1,214)
Share-based compensation	394	667
Excess tax benefits from share-based compensation	(62)	(59)
Deferred income taxes	-	(1,204)
Loss on disposal of property and equipment	936	67
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(1,057)	2,448
Merchandise inventories	6,935	3,687
Prepaid and other assets	(462)	(2,650)
Accrued income taxes	10,551	18,124
Accounts payable, accrued expenses and other liabilities	(22,875)	(26,817)
Net cash provided by operating activities	36,160	29,765

Investing Activities:
Expenditures for property and equipment	(6,030)	(4,579)
Purchase of short-term investments	(36,900)	(28,531)
Sales of short-term investments	10,683	13,885
Purchase of other assets	(63)	(1,837)
Sales of other assets	-	268
Change in restricted cash and investments	(2)	5
Net cash used in investing activities	(32,312)	(20,789)

Financing Activities:
Dividends paid	(8,318)	(8,374)
Repurchase of common stock	(7,100)	(547)
Proceeds from employee stock purchase plan	209	235
Excess tax benefits from share-based compensation	62	59
Proceeds from stock options exercised	230	-
Net cash used in financing activities	(14,917)	(8,627)

Net increase/(decrease) in cash and cash equivalents	(11,069)	349

Cash and cash equivalents at beginning of period	67,057	93,946
Effect of exchange rate changes on cash	-	(1)
Cash and cash equivalents at end of period	$55,988	$94,294

Non-cash investing activity
Accrued other assets and property and equipment	$218	$1,697

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

NOTE 1- GENERAL:

The condensed consolidated financial statements as of April 30, 2016 and for the thirteen week period ended April 30, 2016 and May 2, 2015 have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.  Amounts as of January 30, 2016 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

During the first quarter of 2016, the Company determined that there was an error in the classification of unrecognized tax benefits for uncertain tax positions as current liabilities in Accrued income taxes that resulted in a revision to the prior year end balance sheet as of January 30, 2016. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been revised to correct the presentation of the amounts, which resulted in a decrease to Accrued income taxes and a corresponding increase to Other noncurrent liabilities of $13.6 million, which primarily consists of deferred rent and deferred compensation liabilities. There was no impact to the statement of income and comprehensive income and no impact to total net cash provided by operating activities or used in investing and financing activities in the statement of cash flows. The Company concluded that the revision was immaterial to prior period financial statements.

During the first quarter of 2016, the Company changed its estimate for recognizing gift card breakage income. The Company changed the dormancy period to 24 months of inactivity from 60 months of inactivity to more closely align with recent Company experience, industry practice and tax treatment. As a result the Company recognized $2.4 million of additional breakage income (recorded in Interest and other income in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income) for gift cards that were dormant from January 30, 2011 through February 1, 2014.

On May 19, 2016, the Board of Directors increased the quarterly dividend to $0.33 per share.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

NOTE 2- EARNINGS PER SHARE:

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

	Three Months Ended
	April 30, 2016	May 2, 2015
	(Dollars in thousands)
Numerator
Net earnings	$35,874	$31,083
Earnings allocated to non-vested equity awards	(727)	(609)
Net earnings available to common stockholders	$35,147	$30,474

Denominator
Basic weighted average common shares outstanding	27,178,974	27,369,149
Dilutive effect of stock options	1,877	6,081
Diluted weighted average common shares outstanding	27,180,851	27,375,230

Net income per common share
Basic earnings per share	$1.29	$1.11
Diluted earnings per share	$1.29	$1.11

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

NOTE 3– ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended April 30, 2016:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2016	$800
Other comprehensive income before
reclassification	154

Amounts reclassified from accumulated
other comprehensive income (b)	(1)

Net current-period other comprehensive income	153

Ending Balance at April 30, 2016	$953

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes $2 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $1.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

NOTE 4– FINANCING ARRANGEMENTS:

As of April 30, 2016, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 30, 2016.  There were no borrowings outstanding under this credit facility during the periods ended April 30, 2016 or January 30, 2016.  The weighted average interest rate under the credit facility was zero at April 30, 2016 due to no borrowings during the year.

At April 30, 2016 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of April 30, 2016, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
April 30, 2016	Retail	Credit	Total

Revenues	$286,703	$1,270	$287,973
Depreciation	5,664	12	5,676
Interest and other income	(2,928)	-	(2,928)
Income before taxes	49,838	343	50,181
Capital expenditures	6,030	-	6,030

Three Months Ended
May 2, 2015	Retail	Credit	Total

Revenues	$282,493	$1,406	$283,899
Depreciation	5,362	12	5,374
Interest and other income	(568)	-	(568)
Income before taxes	47,518	471	47,989
Capital expenditures	4,579	-	4,579

	Retail	Credit	Total

Total assets as of April, 30, 2016	$591,366	$57,438	$648,804
Total assets as of January, 30, 2016	540,941	101,403	642,344

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Bad debt expense	$246	$259
Payroll	231	211
Postage	180	191
Other expenses	258	262

Total expenses	$915	$923

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

NOTE 6– STOCK BASED COMPENSATION:

As of April 30, 2016, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of April 30, 2016, there were no available stock options for grant under this plan. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of April 30, 2016:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
April 30, 2016	-	-	1,166,772	1,166,772

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of April 30, 2016 and January 30, 2016, there was $11,058,000 and $12,214,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.7 years and 2.6 years, respectively. The total fair value of the shares recognized as compensation expense during the three months ended April 30, 2016 was $353,000 compared to $621,000 for the three months ended May 2, 2015.  These expenses are classified as a component of Selling, general and administrative expenses (exclusive of depreciation) in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the three months ended April 30, 2016:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2016	576,676	$29.71
Granted	-	-
Vested	-	-
Forfeited or expired	(29,921)	29.74
Restricted stock awards at April 30, 2016	546,755	$29.70

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended April 30, 2016 and May 2, 2015, the Company sold 7,048 and 7,763 shares to employees at an average discount of $5.23 and $5.34 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $37,000 and $41,000 for the three months ended April 30, 2016 and May 2, 2015, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

As of May 1, 2016, the Company granted 148,591 shares of additional restricted stock to officers and key employees. The shares have a weighted average grant date fair value of $36.83 and will vest over five years at the rate of 33% in each of the third and fourth years and 34% in the fifth. The calculated unearned compensation expense of $5,473,000 will be charged as a component of additional paid-in capital and amortized to compensation expense over the related vesting term.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of April 30, 2016 and January 30, 2016:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	April 30, 2016	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$207,580	$-	$207,580	$-
Corporate Bonds	23,882	-	23,882	-
U.S. Treasury Notes	3,005	3,005	-	-
Cash Surrender Value of Life Insurance	7,452	-	-	7,452
Asset-backed Securities (ABS)	10,909	-	10,909	-
Corporate Equities	607	607	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$253,535	$3,712	$242,371	$7,452

Liabilities:
Deferred Compensation	(7,313)	-	-	(7,313)
Total Liabilities	$(7,313)	$-	$-	$(7,313)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at April 30, 2016 and January 30, 2016.  The state, municipal and corporate bonds have contractual maturities which range from one day to 8.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from five months to 1.9 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at April 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $7.5 million.  At January 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.4 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of April 30, 2016 and May 2, 2015 (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at January 30, 2016	$-	$-	$6,409	$6,409
Redemptions	-	-	-	-
Additions	-	-	809	809
Total gains or (losses)
Included in interest and other
income (or changes in net assets)	-	-	234	234
Included in other comprehensive income	-	-	-	-
Ending Balance at April 30, 2016	$-	$-	$7,452	$7,452

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 30, 2016	$(6,187)	$(6,187)
Redemptions	-	-
Additions	(836)	(836)
Total (gains) or losses
Included in interest and other
income (or changes in net assets)	(290)	(290)
Included in other comprehensive income	-	-
Ending Balance at April 30, 2016	$(7,313)	$(7,313)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Available-For-Sale		Cash
	Debt Securities	Other Investments	Surrender
	ARS	Private Equity	Value	Total
Beginning Balance at January 31, 2015	$-	$306	$4,558	$4,865
Redemptions	-	(246)	-	(246)
Additions			-	-
Total gains or (losses)
Included in interest and other
income (or changes in net assets)	-	-	215	215
Included in other comprehensive income	-	(21)	-	(21)
Ending Balance at May 2, 2015	$-	$39	$4,773	$4,812

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 31, 2015	$(4,272)	$(4,272)
Redemptions	47	47
Total (gains) or losses
Included in interest and other
income (or changes in net assets)	(195)	(195)
Ending Balance at May 2, 2015	$(4,420)	$(4,420)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND MAY 2, 2015

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Policies

In November 2015, the Financial Accounting Standards Board issued new accounting guidance that requires entities to present deferred tax assets and deferred tax liabilities, along with any related valuation allowance, as noncurrent in a balance sheet. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We have early adopted this new guidance prospectively beginning with the Condensed Consolidated Balance Sheet at January 30, 2016, which is included in the Company’s Annual Report on Form 10-K. Prior periods were not retrospectively adjusted.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued new accounting guidance regarding employee share-based payment accounting. The new guidance simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures and presentation on the balance sheet and statement of cash flows. The new guidance is effective for the Company for annual and interim periods beginning after December 15, 2016. The Company is assessing what impacts the adoption of this new guidance will have on its Consolidated Financial Statements.

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 28, 2017 (fiscal 2016) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 30, 2016 (“fiscal 2015”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	April 30, 2016	May 2, 2015
Total retail sales	100.0%	100.0%
Other revenue	0.9	0.8
Total revenues	100.9	100.8
Cost of goods sold (exclusive of depreciation)	57.4	57.7
Selling, general and administrative (exclusive of depreciation)	24.9	24.4
Depreciation	2.0	1.9
Interest and other income	(1.0)	(0.2)
Income before income taxes	17.6	17.0
Net income	12.6	11.0

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First Quarter of 2016 with 2015

Total retail sales for the first quarter were $285.5 million compared to last year’s first quarter sales of $281.6 million.  Same-store sales were flat in the first quarter of fiscal 2016. Same store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 2% of sales for the first quarter of fiscal 2016 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, shipping charged to customers for e-commerce purchases and layaway fees), were $288.0 million for the first quarter ended April 30, 2016, compared to $283.9 million for the first quarter ended May 2, 2015. The Company operated 1,372 stores at April 30, 2016 compared to 1,352 stores at the end of last fiscal year’s first quarter.  For the first three months of fiscal 2016 the Company opened one new store, relocated two stores and closed one store.  The Company currently expects to open approximately 23 stores, relocate approximately 16 stores and close approximately 17 stores in fiscal 2016.

Credit revenue of $1.3 million represented 0.4% of total revenues in the first quarter of fiscal 2016, compared to 2015 credit revenue of $1.4 million or 0.5% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses, and totaled $0.9 million in the first quarter of 2016, compared to last year’s first quarter expenses of $0.9 million.

Other revenue, a component of total revenues, was $2.5 million for the first quarter of fiscal 2016, compared to $2.3 million for the prior year’s comparable first quarter. The increase resulted primarily from increased shipping charged to customers for e-commerce purchases, partially offset by lower credit revenue and finance charges.

Cost of goods sold was $164.0 million, or 57.4% of retail sales for the first quarter of fiscal 2016, compared to $162.5 million, or 57.7% of retail sales in the first quarter of fiscal 2015.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2016 resulted primarily from the lower merchandise costs from leveraging regular priced sales and lower freight costs, partially offset by higher buying and occupancy costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 2.1% to $121.5 million for the first quarter of fiscal 2016 compared to $119.1 million in the first quarter of fiscal 2015.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses increased 3.6% to $71.1 million, or 24.9% of retail sales for the first quarter of fiscal 2016, compared to $68.6 million, or 24.4% of retail sales in the first quarter of fiscal 2015. The increase was primarily attributable to increased store expenses and incentive compensation, partially offset by lower advertising expenses.

Depreciation expense was $5.7 million, or 2.0% of retail sales for the first quarter of fiscal 2016, compared to $5.4 million, or 1.9% of retail sales for the first quarter of fiscal 2015.

Interest and other income was $2.9 million, or 1.0% of retail sales for the first quarter of fiscal 2016, compared to $0.6 million, or 0.2% of retail sales for the first quarter of fiscal 2015.  The increase is primarily attributable to a change in the recognition of unredeemed gift card breakage income, as described in Note 1.

Income tax expense was $14.3 million or 5.0% of retail sales for the first quarter of fiscal 2016, compared to $16.9 million, or 6.0% of retail sales for the first quarter of fiscal 2015. The 2016 quarter decrease resulted from a lower effective tax rate.  The effective income tax rate for the first quarter of fiscal 2016 was 28.5% compared to 35.2% for the first quarter of 2015. The decrease in the 2016 first quarter tax rate was primarily due to favorable adjustments from foreign and domestic tax initiatives.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2016 was $36.2 million as compared to $29.8 million in the first three months of fiscal 2015. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at April 30, 2016 and January 30, 2016.

Cash provided by operating activities for the first three months of fiscal 2016 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $6.4 million for the first three months of fiscal 2016 as compared to the first three months of fiscal 2015 was primarily due to an increase in net income, a larger decrease in inventories from fiscal year-end 2016 as compared to 2015 and a decrease in prepaid and other assets, partially offset by a decrease in accrued income taxes.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2016 and the next 12 months.

At April 30, 2016, the Company had working capital of $317.9 million compared to $292.6 million at January 30, 2016.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At April 30, 2016 and January 30, 2016, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 30, 2016.  There were no borrowings outstanding under the credit facility as of April 30, 2016 and January 30, 2016.

At April 30, 2016 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $6.0 million in the first three months of fiscal 2016, compared to $4.6 million in last year’s first three months.  The expenditures for the first three months of 2016 were primarily for the development of one new store and two relocated stores, additional investments in new technology and home office renovations.  For the full fiscal 2016 year, the Company expects to invest approximately $26 million for capital expenditures to open approximately 23 new stores, relocate approximately 16 stores, upgrade merchandise systems and complete home office renovations.

Net cash used in investing activities totaled $32.3 million in the first three months of fiscal 2016 compared to $20.8 million used in the comparable period of fiscal 2015, primarily due to an increase in purchases of short-term investments and a decrease in the sale of short-term investments, partially offset by a decrease in the purchase of other assets.

Net cash used in financing activities totaled $14.9 million in the first three months of fiscal 2016 compared to $8.6 million used in the comparable period of fiscal 2015 primarily due to an increase in share repurchases.

On May 19, 2016, the Board of Directors increased the quarterly dividend to $0.33 per share.

As of April 30, 2016, the Company had 1,812,423 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at April 30, 2016 and January 30, 2016.  The state, municipal and corporate bonds have contractual maturities which range from one day to 8.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from five months to 1.9 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at April 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $7.5 million.  At January 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.4 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

See Note 7, Fair Value Measurements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2016.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2016, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A.  RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 30, 2016.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended April 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2016	143,900	$34.83	143,900
March 2016	5,000	36.36	5,000
April 2016	53,800	35.43	53,800
Total	202,700	$35.03	202,700	1,812,423

(1)   Prices include trading costs.

(2)   As of January 30, 2016, the Company’s share repurchase program had 2,015,123 shares remaining in open authorizations.  During the first quarter ending April 30, 2016, the Company repurchased and retired 202,700 shares under this program for approximately $7,100,307 or an average market price of $35.03 per share.  As of the first quarter ending April 30, 2016, the Company had 1,812,423 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended April 30, 2016 and May 2, 2015;  (ii) Condensed Consolidated Balance Sheets at April 30, 2016 and January 30, 2016;  (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2016 and May 2, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II  OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

June 3, 2016	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 3, 2016	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer