Form 10-Q
period 2016-07-30
CATO CORP
filed 2016-08-26
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

As of July 30, 2016, there were 26,034,989 shares of Class A common stock and 1,751,576 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 30, 2016

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Six Months Ended July 30, 2016 and August 1, 2015

Condensed Consolidated Balance Sheets		4
At July 30, 2016 and January 30, 2016

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended July 30, 2016 and August 1, 2015

Notes to Condensed Consolidated Financial Statements		6 – 18
For the Three Months and Six Months Ended July 30, 2016 and August 1, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$236,654	$249,215	$522,151	$530,790
Other revenue (principally finance charges, late fees and
layaway charges)	2,233	2,054	4,709	4,378
Total revenues	238,887	251,269	526,860	535,168

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	149,059	154,483	313,032	317,003
Selling, general and administrative (exclusive of depreciation
shown below)	67,555	67,111	138,626	135,695
Depreciation	5,672	5,554	11,348	10,928
Interest and other income	(1,377)	(834)	(4,305)	(1,402)
Cost and expenses, net	220,909	226,314	458,701	462,224

Income before income taxes	17,978	24,955	68,159	72,944

Income tax expense	2,091	9,361	16,398	26,267

Net income	$15,887	$15,594	$51,761	$46,677

Basic earnings per share	$0.57	$0.56	$1.86	$1.67

Diluted earnings per share	$0.57	$0.56	$1.86	$1.67

Dividends per share	$0.33	$0.30	$0.63	$0.60

Comprehensive income:
Net income	$15,887	$15,594	$51,761	$46,677
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $276 and $370 for the three and
six months ended July 30, 2016 and $58 and ($143) for
the three and six months ended August 1, 2015, respectively	459	98	612	(234)
Comprehensive income	$16,346	$15,692	$52,373	$46,443

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 30, 2016	January 30, 2016

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$43,049	$67,057
Short-term investments	262,426	215,495
Restricted cash and investments	4,483	4,472
Accounts receivable, net of allowance for doubtful accounts of
$1,446 and $1,447 at July 30, 2016 and January 30, 2016, respectively	34,136	36,610
Merchandise inventories	134,015	141,101
Prepaid expenses and other current assets	7,172	7,317
Total Current Assets	485,281	472,052
Property and equipment – net	134,270	138,303
Noncurrent deferred income taxes	9,911	10,280
Other assets	22,453	21,709
Total Assets	$651,915	$642,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$98,967	$113,154
Accrued expenses	52,874	52,886
Accrued bonus and benefits	3,334	12,034
Accrued income taxes	1,106	1,363
Total Current Liabilities	156,281	179,437
Other noncurrent liabilities	53,327	50,242

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 26,034,989 shares and 26,129,692 shares
at July 30, 2016 and January 30, 2016, respectively	873	877
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,751,576 shares and 1,743,525 shares
at July 30, 2016 and January 30, 2016, respectively	58	58
Additional paid-in capital	92,184	90,336
Retained earnings	347,780	320,594
Accumulated other comprehensive income	1,412	800
Total Stockholders' Equity	442,307	412,665
Total Liabilities and Stockholders' Equity	$651,915	$642,344

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 30, 2016	August 1, 2015

	(Dollars in thousands)

Operating Activities:
Net income	$51,761	$46,677
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	11,348	10,928
Provision for doubtful accounts	442	498
Purchase premium and premium amortization of investments	(1,255)	(3,593)
Share-based compensation	1,856	1,996
Excess tax benefits from share-based compensation	(125)	(126)
Deferred income taxes	-	(1,204)
Loss on disposal and write-offs of property and equipment	974	123
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	2,032	2,945
Merchandise inventories	7,086	14,354
Prepaid and other assets	(1,279)	(1,296)
Accrued income taxes	(132)	3,827
Accounts payable, accrued expenses and other liabilities	(17,701)	(19,362)
Net cash provided by operating activities	55,007	55,767

Investing Activities:
Purchase of property and equipment	(9,952)	(11,402)
Purchase of short-term investments	(84,806)	(78,776)
Sales of short-term investments	40,502	30,265
Purchase of Other Assets	(167)	(2,995)
Sales of Other Assets	-	268
Change in restricted cash and investments	(6)	7
Net cash used in investing activities	(54,429)	(62,633)

Financing Activities:
Dividends paid	(17,489)	(16,795)
Repurchase of common stock	(7,696)	(547)
Proceeds from employee stock purchase plan	244	268
Excess tax benefits from share-based compensation	125	126
Proceeds from stock options exercised	230	-
Net cash used in financing activities	(24,586)	(16,948)

Net (decrease) in cash and cash equivalents	(24,008)	(23,814)

Cash and cash equivalents at beginning of period	67,057	93,946
Effect of exchange rate on cash	-	-
Cash and cash equivalents at end of period	$43,049	$70,132

Non-cash investing activity:
Accrued other assets and plant and equipment	$(763)	$(1,075)

See notes to condensed consolidated financial statements (unaudited).

5

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 30, 2016 and August 1, 2015 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

During the first quarter of 2016, the Company changed its estimate for recognizing gift card breakage income. The Company changed the dormancy period to 24 months of inactivity from 60 months of inactivity to more closely align with recent Company experience, industry practice and tax treatment. As a result, the Company recognized $2.4 million of additional breakage income (recorded in Interest and other income in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income) for gift cards that were dormant from January 30, 2011 through February 1, 2014.

In August 2016, the Company repurchased 294,500 shares for $10,156,531.

On August 25, 2016, the Board of Directors maintained the quarterly dividend at $0.33 per share.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

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

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(Dollars in thousands)
Numerator
Net earnings	$15,887	$15,594	$51,761	$46,677
Earnings allocated to non-vested equity awards	(312)	(335)	(1,048)	(961)
Net earnings available to common stockholders	$15,575	$15,259	$50,713	$45,716

Denominator
Basic weighted average common shares outstanding	27,203,160	27,452,199	27,191,066	27,410,674
Dilutive effect of stock options	2,051	5,739	1,974	5,916
Diluted weighted average common shares outstanding	27,205,211	27,457,938	27,193,040	27,416,590

Net income per common share
Basic earnings per share (Class A and B Shares)	$0.57	$0.56	$1.86	$1.67
Diluted earnings per share (Class A and B Shares)	$0.57	$0.56	$1.86	$1.67

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended July 30, 2016:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at April 30, 2016	$953
Other comprehensive income before
reclassifications	510

Amounts reclassified from accumulated
other comprehensive income (b)	(51)

Net current-period other comprehensive income	459

Ending Balance at July 30, 2016	$1,412

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes ($81) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($30).

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended July 30, 2016:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2016	$800
Other comprehensive income before
reclassifications	664

Amounts reclassified from accumulated
other comprehensive income (b)	(52)

Net current-period other comprehensive income	612

Ending Balance at July 30, 2016	$1,412

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes ($83) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($31).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 30, 2016, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2016.  There were no borrowings outstanding under this credit facility during the periods ended July 30, 2016 or January 30, 2016.  The weighted average interest rate under the credit facility was zero at July 30, 2016 due to no borrowings during the year.

At July 30, 2016 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

NOTE 5 – REPORTABLE SEGMENT INFORMATION:

The Company has determined that it has four operating segments, as defined under ASC 280-10, including Cato, It’s Fashion, Versona and Credit.  As outlined in ASC 280-10, the Company has two reportable segments: Retail and Credit.  The Company has aggregated its three retail operating segments, including e-commerce, based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single reportable segment if aggregation is consistent with the objective and basic principles of ASC 280-10, which require the segments to have similar economic characteristics, products, production processes, clients and methods of distribution.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of July 30, 2016, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 30, 2016	Retail	Credit	Total	July 30, 2016	Retail	Credit	Total

Revenues	$237,645	$1,242	$238,887	Revenues	$524,348	$2,512	$526,860
Depreciation	5,660	12	5,672	Depreciation	11,323	25	11,348
Interest and other income	(1,377)	-	(1,377)	Interest and other income	(4,305)	-	(4,305)
Income before taxes	17,481	497	17,978	Income before taxes	67,319	840	68,159
Capital expenditures	3,922	-	3,922	Capital expenditures	9,952	-	9,952

Three Months Ended				Six Months Ended
August 1, 2015	Retail	Credit	Total	August 1, 2015	Retail	Credit	Total

Revenues	$249,919	$1,350	$251,269	Revenues	$532,412	$2,756	$535,168
Depreciation	5,541	13	5,554	Depreciation	10,903	25	10,928
Interest and other income	(834)	-	(834)	Interest and other income	(1,402)	-	(1,402)
Income before taxes	24,479	476	24,955	Income before taxes	71,997	947	72,944
Capital expenditures	6,823	-	6,823	Capital expenditures	11,402	-	11,402

	Retail	Credit	Total

Total assets as of July 30, 2016	$597,791	$54,124	$651,915
Total assets as of January 30, 2016	540,941	101,403	642,344

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Bad debt expense	$196	$239	$442	$498
Payroll	205	219	436	430
Postage	155	200	335	391
Other expenses	177	203	434	465
Total expenses	$733	$861	$1,647	$1,784

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 6 – STOCK-BASED COMPENSATION:

As of July 30, 2016, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of July 30, 2016, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of July 30, 2016:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
July 30, 2016	-	-	1,015,587	1,015,587

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 30, 2016 and January 30, 2016, there was $15,249,000 and $12,214,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 3.0 years and 2.6 years, respectively. The total fair value of the shares recognized as compensation expense during the three and six months ended July 30, 2016 was $1,449,000 and $1,802,000, respectively, compared to $1,319,000 and $1,940,000, respectively, for the three and six months ended August 1, 2015. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended July 30, 2016:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2016	576,676	$29.71
Granted	148,591	36.83
Vested	(103,808)	25.19
Forfeited or expired	(40,568)	34.24
Restricted stock awards at July 30, 2016	580,891	$32.25

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 30, 2016 and August 1, 2015, the Company sold 8,143 and 8,781 shares to employees at an average discount of $5.29 and $5.40 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $43,000 and $47,000 for the six months ended July 30, 2016 and August 1, 2015, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of July 30, 2016 and January 30, 2016:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 30, 2016	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$225,983	$-	$225,983	$-
Corporate Bonds	27,985	-	27,985	-
U.S. Treasury Notes	3,010	3,010	-	-
Cash Surrender Value of Life Insurance	7,836	-	-	7,836
Asset-backed Securities (ABS)	8,458	-	8,458	-
Corporate Equities	629	629	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$274,001	$3,739	$262,426	$7,836

Liabilities:
Deferred Compensation	(7,723)	-	-	(7,723)
Total Liabilities	$(7,723)	$-	$-	$(7,723)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 30, 2016 and January 30, 2016.  The state, municipal and corporate bonds have contractual maturities which range from two days to  27.0  years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to  1.6  years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at July 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $7.8 million.  At January 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.4 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of July 30, 2016 and January 30, 2016 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
		Cash
	Other Investments	Surrender
	Private Equity	Value	Total
Beginning Balance at January 30, 2016	$-	$6,409	$6,409
Redemptions	-	-	-
Additions	-	1,028	1,028
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	399	399
Included in other comprehensive income	-	-	-
Ending Balance at July 30, 2016	$-	$7,836	$7,836

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 30, 2016	$(6,187)	$(6,187)
Additions	(1,018)	(1,018)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(518)	(518)
Included in other comprehensive income	-	-
Ending Balance at July 30, 2016	$(7,723)	$(7,723)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
		Cash
	Other Investments	Surrender
	Private Equity	Value	Total
Beginning Balance at January 31, 2015	$306	$4,558	$4,865
Redemptions	(270)	-	(270)
Additions	-	2,071	2,071
Total gains or (losses)
Included in interest and other income (or changes in net assets)	92	(220)	(128)
Included in other comprehensive income	(128)	-	(128)
Ending Balance at January 30, 2016	$-	$6,409	$6,409

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 31, 2015	$(4,272)	$(4,272)
Additions	(2,092)	(2,092)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	-	-
Included in other comprehensive income	177	177
Ending Balance at January 30, 2016	$(6,187)	$(6,187)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Policies

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09. This new accounting guidance requires entities to record the differences between income tax stock expense and book tax expense as a component of income tax expense in the income statement. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. In the second quarter of 2016, we early adopted this new guidance. The impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended July 30, 2016 was $594,000.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17. This new accounting guidance requires entities to present deferred tax assets and deferred tax liabilities, along with any related valuation allowance, as noncurrent in a balance sheet. The standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We have early adopted this new guidance prospectively beginning with the Condensed Consolidated Balance Sheet at January 30, 2016, which is included in the Company’s Annual Report on Form 10-K. Prior periods were not retrospectively adjusted.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2016 AND AUGUST 1, 2015

NOTE 9 – INCOME TAXES:

The effective tax rate for the second quarter of 2016 was 11.6% compared to 37.5% for the second quarter of 2015. The decrease in the effective tax rate for the second quarter of 2016 as compared to the second quarter of 2015 is primarily due to a $9.6 million benefit related to continuing foreign and domestic tax initiatives, which also includes the impact of Protecting Americans from Tax Hikes (PATH Act) and the early adoption of Share Based Accounting Improvements (ASU 2016-09) during the second quarter of 2016. The decrease in the effective tax rate is also due to the change in relative proportions of net earnings attributable to various discrete items to total pre-tax earnings between the periods due to lower pre-tax earnings in the current period.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.9	0.8	0.9	0.8
Total revenues	100.9	100.8	100.9	100.8
Cost of goods sold (exclusive of depreciation)	63.0	62.0	60.0	59.7
Selling, general and administrative (exclusive of depreciation)	28.5	26.9	26.5	25.6
Depreciation	2.4	2.2	2.2	2.1
Interest and other income	(0.6)	(0.3)	(0.8)	(0.3)
Income before income taxes	7.6	10.0	13.1	13.7
Net income	6.7	6.3	9.9	8.8

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Six Months ended July 30, 2016 with August 1, 2015

Total retail sales for the second quarter were $236.7 million compared to last year’s second quarter sales of $249.2 million, a 5.0% decrease. Sales decreased primarily due to a 6.0% decrease in same-store sales, partially offset by sales from non-comparable stores. For the six months ended July 30, 2016, total retail sales were $522.2 million compared to last year’s comparable six month sales of $530.8 million. Sales in the first six months of fiscal 2016 decreased primarily due to a 3.1% decrease in same-store sales, partially offset by sales from non-comparable stores. Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 2% of sales for the six months ended July 30, 2016 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $238.9 million and $526.9 million for the three and six months ended July 30, 2016, compared to $251.3 million and $535.2 million for the three and six months ended August 1, 2015, respectively. The Company operated 1,373 stores at July 30, 2016 compared to 1,358 stores at the end of last year’s second quarter.  For the first six months of fiscal 2016, the Company opened two new stores, relocated four stores and closed one store.  In total, the Company currently expects to open approximately 12 stores, relocate six stores and close 14 stores in fiscal 2016.

Credit revenue of $1.2 million represented 0.5% of total revenues in the second quarter of fiscal 2016, compared to 2015 credit revenue of $1.4 million or 0.5% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.7 million in the second quarter of fiscal 2016, compared to last year’s second quarter expense of $0.9 million.  The slight decrease was primarily due to lower bad debt expense.

Other revenue was $2.2 million and $4.7 million for the three and six months ended July 30, 2016, compared to $2.1 million and $4.4 million for the prior year’s comparable three and six month periods. The overall increase resulted primarily from e-commerce shipping revenue, partially offset by lower finance charges.

Cost of goods sold was $149.1 million, or 63.0% of retail sales and $313.0 million or 60.0% of retail sales for the three and six months ended July 30, 2016, compared to $154.5 million, or 62.0% of retail sales and $317.0 million, or 59.7% of retail sales for the comparable three and six month periods of fiscal 2015.  The overall increase in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2016 resulted primarily from lower sales of regular priced goods and higher purchasing and sourcing costs.  Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 7.5% to $87.6 million for the second quarter of fiscal 2016 and decreased by 2.2% to $209.1 million for the first six months of fiscal 2016 compared to $94.7 million and $213.8 million for the prior year’s comparable three and six months of fiscal 2015.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $67.6 million, or 28.5% of retail sales and $138.6 million, or 26.5% of retail sales for the second quarter and first six months of fiscal 2016, respectively, compared to $67.1 million, or 26.9% of retail sales and $135.7 million, or 25.6% of retail sales for the prior year’s comparable three and six month periods.  The increase in SG&A expense for the second quarter and for the first six months of fiscal 2016 was primarily attributable to higher store expenses, partially offset by lower incentive-based compensation expense.

Depreciation expense was $5.7 million, or 2.4% of retail sales and $11.3 million, or 2.2% of retail sales for the second quarter and first six months of fiscal 2016, respectively, compared to $5.6 million, or 2.2% of retail sales and $10.9 million or 2.1% of retail sales for the prior year’s comparable three and six month periods of fiscal 2015, respectively.

Interest and other income was $1.4 million, or 0.6% of retail sales and $4.3 million, or 0.8% of retail sales for the three and six months ended July 30, 2016, respectively, compared to $0.8 million, or 0.3% of retail sales and $1.4 million, or 0.3% of retail sales for the prior year’s comparable three and six month periods of fiscal 2015, respectively.  The increase is primarily attributable to a change in the recognition of unredeemed gift card breakage income, as described in Note 1.

Income tax expense was $2.1 million, or 0.9% of retail sales and $16.4 million, or 3.1% of retail sales for the second quarter and first six months of fiscal 2016, respectively, compared to $9.4 million, or 3.8% of retail sales and $26.3 million, or 4.9% of retail sales for the prior year’s comparable three and six month periods of fiscal 2015, respectively. The effective tax rate for the second quarter of 2016 was 11.6% compared to 37.5% for the second quarter of 2015. The decrease in the effective tax rate for the second quarter of 2016 as compared to the second quarter of 2015 is primarily due to a $9.6 million benefit related to continuing foreign and domestic tax initiatives, which also includes the impact of Protecting Americans from Tax Hikes (PATH Act) and the early adoption of Share Based Accounting Improvements (ASU 2016-09) during the second quarter of 2016. The decrease in the effective tax rate is also due to the change in relative proportions of net earnings attributable to various discrete items to total pre-tax earnings between the periods due to lower pre-tax earnings in the current period.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2016 was $55.0 million as compared to $55.8 million in the first six months of fiscal 2015. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at July 30, 2016 and January 30, 2016.

Cash provided by operating activities for the first six months of fiscal 2016 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $0.8 million for the first six months of fiscal 2016 as compared to the first six months of fiscal 2015 was primarily due to an increase in merchandise inventories, partially offset by an increase in net income and a decrease in accounts receivable.

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

At July 30, 2016, the Company had working capital of $329.0 million compared to $292.6 million at January 30, 2016.

At July 30, 2016 and January 30, 2016, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2016. There were no borrowings outstanding under the credit facility as of July 30, 2016 and January 30, 2016.

At July 30, 2016 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $10.0 million in the first six months of fiscal 2016, compared to $11.4 million in last fiscal year’s first six months.  The expenditures for the first six months of fiscal 2016 were primarily for the development of two new stores, additional investments in new technology and home office renovations.  For the full fiscal 2016 year, the Company expects to invest approximately $26.8 million for capital expenditures to open approximately 12 new stores, relocate approximately six stores, upgrade merchandise system, purchase corporate assets and complete home office renovations.

Net cash used in investing activities totaled $54.4 million in the first six months of fiscal 2016 compared to $62.6 million used in the comparable period of 2015.  The decrease was due primarily to lower capital expenditures, a decrease in the purchase of other assets and higher sales of short-term investments, partially offset by higher purchases of short-term investments.

Net cash used in financing activities totaled $24.6 million in the first six months of fiscal 2016 compared to $16.9 million used in the comparable period of fiscal 2015.  The increase was primarily due to larger share repurchases.

In August 2016, the Company repurchased 294,500 shares for $10,156,531.

On August 25, 2016, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of July 30, 2016, the Company had 1,796,241 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 30, 2016 and January 30, 2016.  The state, municipal and corporate bonds have contractual maturities which range from two days to  27.0  years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to  1.6  years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at July 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $7.8 million.  At January 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.4 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 30, 2016.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 30, 2016, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended July 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2016	16,182	$36.82	16,182
June 2016	-	-
July 2016	-	-	-
Total	16,182	$36.82	16,182	1,796,241

(1)   Prices include trading costs.

(2)   As of April 30, 2016, the Company’s share repurchase program had 1,812,423 shares remaining in open authorizations. During the second quarter ending July 30, 2016, the Company repurchased and retired 16,182 shares under this program for approximately $595,861 or an average market price of $36.82 per share. As of the second quarter ended July 30, 2016, the Company had 1,796,241 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended July 30, 2016 and August 1, 2015;  (ii) Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016;  (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 30, 2016 and August 1, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

August 26, 2016	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 26, 2016	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer