Form 10-Q
period 2016-10-29
CATO CORP
filed 2016-11-22
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

As of October 29, 2016, there were 25,092,156 shares of Class A common stock and 1,751,576 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 29, 2016

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Nine Months Ended October 29, 2016 and October 31, 2015

Condensed Consolidated Balance Sheets		4
At October 29, 2016 and January 30, 2016

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended October 29, 2016 and October 31, 2015

Notes to Condensed Consolidated Financial Statements		6 – 18
For the Three Months and Nine Months Ended October 29, 2016 and October 31, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$207,022	$223,311	$729,173	$754,101
Other revenue (principally finance charges, late fees and
layaway charges)	2,240	2,156	6,949	6,534
Total revenues	209,262	225,467	736,122	760,635

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	133,627	140,263	446,658	457,266
Selling, general and administrative (exclusive of depreciation
shown below)	67,815	70,659	206,441	206,354
Depreciation	5,734	6,040	17,082	16,968
Interest and other income	(1,288)	(857)	(5,593)	(2,259)
Cost and expenses, net	205,888	216,105	664,588	678,329

Income before income taxes	3,374	9,362	71,534	82,306

Income tax (benefit)/expense	(4,886)	1,043	11,513	27,310

Net income	$8,260	$8,319	$60,021	$54,996

Basic earnings per share	$0.30	$0.30	$2.17	$1.97

Diluted earnings per share	$0.30	$0.30	$2.17	$1.97

Dividends per share	$0.33	$0.30	$0.96	$0.90

Comprehensive income:
Net income	$8,260	$8,319	$60,021	$54,996
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($530) and ($160) for the three and nine months ended October 29, 2016 and $125 and ($18) for
the three and nine months ended October 31, 2015, respectively	(881)	207	(269)	(27)
Comprehensive income	$7,379	$8,526	$59,752	$54,969

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 29, 2016	January 30, 2016

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$32,776	$67,057
Short-term investments	210,173	215,495
Restricted cash and investments	4,486	4,472
Accounts receivable, net of allowance for doubtful accounts of
$1,450 and $1,447 at October 29, 2016 and January 30, 2016, respectively	33,107	36,610
Merchandise inventories	153,346	141,101
Prepaid expenses and other current assets	8,963	7,317
Total Current Assets	442,851	472,052
Property and equipment – net	142,008	138,303
Noncurrent deferred income taxes	10,442	10,280
Other assets	22,280	21,709
Total Assets	$617,581	$642,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,656	$113,154
Accrued expenses	55,815	52,886
Accrued bonus and benefits	3,262	12,034
Accrued income taxes	226	1,363
Total Current Liabilities	153,959	179,437
Other noncurrent liabilities (primarily deferred rent)	51,900	50,242

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 25,092,156 shares and 26,129,692 shares
at October 29, 2016 and January 30, 2016, respectively	843	877
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,751,576 shares and 1,743,525 shares
at October 29, 2016 and January 30, 2016, respectively	59	58
Additional paid-in capital	94,255	90,336
Retained earnings	316,034	320,594
Accumulated other comprehensive income	531	800
Total Stockholders' Equity	411,722	412,665
Total Liabilities and Stockholders' Equity	$617,581	$642,344

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 29, 2016	October 31, 2015

	(Dollars in thousands)

Operating Activities:
Net income	$60,021	$54,996
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	17,082	16,968
Provision for doubtful accounts	658	717
Purchase premium and premium amortization of investments	(426)	(4,453)
Share-based compensation	3,044	3,074
Excess tax benefits from share-based compensation	(194)	(192)
Deferred income taxes	-	(1,204)
Loss on disposal and write-offs of property and equipment	1,495	353
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	2,845	2,101
Merchandise inventories	(12,245)	1,448
Prepaid and other assets	(2,986)	(126)
Accrued income taxes	(943)	(2,780)
Accounts payable, accrued expenses and other liabilities	(22,097)	(13,157)
Net cash provided by operating activities	46,254	57,745

Investing Activities:
Purchase of property and equipment	(24,043)	(22,432)
Purchase of short-term investments	(101,461)	(101,726)
Sales of short-term investments	107,131	51,693
Purchase of Other Assets	(261)	(5,402)
Sales of Other Assets	-	298
Change in restricted cash and investments	(12)	6
Net cash used in investing activities	(18,646)	(77,563)

Financing Activities:
Dividends paid	(26,527)	(25,202)
Repurchase of common stock	(36,252)	(6,148)
Proceeds from line of credit	21,000	-
Payments to line of credit	(21,000)	-
Proceeds from employee stock purchase plan	466	455
Excess tax benefits from share-based compensation	194	192
Proceeds from stock options exercised	230	-
Net cash used in financing activities	(61,889)	(30,703)

Net (decrease) in cash and cash equivalents	(34,281)	(50,521)

Cash and cash equivalents at beginning of period	67,057	93,946
Effect of exchange rate on cash	-	-
Cash and cash equivalents at end of period	$32,776	$43,425

Non-cash activity:
Accrued other assets and plant and equipment	$(439)	$(665)
Accrued treasury stock	1,852	-

See notes to condensed consolidated financial statements (unaudited).

5

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 29, 2016 and October 31, 2015 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

On November 17, 2016, the Board of Directors maintained the quarterly dividend at $0.33 per share and increased, by 2 million shares, the authorization to purchase shares under its share repurchase program.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

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

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(Dollars in thousands)
Numerator
Net earnings	$8,260	$8,319	$60,021	$54,996
Earnings allocated to non-vested equity awards	(170)	(175)	(1,223)	(1,145)
Net earnings available to common stockholders	$8,090	$8,144	$58,798	$53,851

Denominator
Basic weighted average common shares outstanding	26,738,809	27,368,931	27,039,343	27,396,760
Dilutive effect of stock options	1,436	5,234	1,807	5,703
Diluted weighted average common shares outstanding	26,740,245	27,374,165	27,041,150	27,402,463

Net income per common share
Basic earnings per share (Class A and B Shares)	$0.30	$0.30	$2.17	$1.97
Diluted earnings per share (Class A and B Shares)	$0.30	$0.30	$2.17	$1.97

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 29, 2016:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 30, 2016	$1,412
Other comprehensive income before
reclassifications	(765)

Amounts reclassified from accumulated
other comprehensive income (b)	(116)

Net current-period other comprehensive income	(881)

Ending Balance at October 29, 2016	$531

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes ($185) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($69).

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 29, 2016:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2016	$800
Other comprehensive income before
reclassifications	(101)

Amounts reclassified from accumulated
other comprehensive income (b)	(168)

Net current-period other comprehensive income	(269)

Ending Balance at October 29, 2016	$531

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to Other Comprehensive Income.

(b) Includes ($269) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($101).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 29, 2016, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2016.  There were no borrowings outstanding under this credit facility at October 29, 2016 or January 30, 2016.  The weighted average interest rate under the credit facility was 1.4% at October 29, 2016.

At October 29, 2016 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of October 29, 2016, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 29, 2016	Retail	Credit	Total	October 29, 2016	Retail	Credit	Total

Revenues	$208,060	$1,202	$209,262	Revenues	$732,408	$3,714	$736,122
Depreciation	5,722	12	5,734	Depreciation	17,045	37	17,082
Interest and other income	(1,288)	-	(1,288)	Interest and other income	(5,593)	-	(5,593)
Income before taxes	3,010	364	3,374	Income before taxes	70,330	1,204	71,534
Capital expenditures	14,091	-	14,091	Capital expenditures	24,043	-	24,043

Three Months Ended				Nine Months Ended
October 31, 2015	Retail	Credit	Total	October 31, 2015	Retail	Credit	Total

Revenues	$224,179	$1,288	$225,467	Revenues	$756,591	$4,044	$760,635
Depreciation	6,028	12	6,040	Depreciation	16,931	37	16,968
Interest and other income	(857)	-	(857)	Interest and other income	(2,259)	-	(2,259)
Income before taxes	8,917	445	9,362	Income before taxes	80,914	1,392	82,306
Capital expenditures	11,030	-	11,030	Capital expenditures	22,432	-	22,432

	Retail	Credit	Total
Total assets as of October 29, 2016	$564,873	$52,708	$617,581
Total assets as of January 30, 2016	540,941	101,403	642,344

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Bad debt expense	$216	$219	$658	$717
Payroll	214	219	650	648
Postage	153	149	488	540
Other expenses	255	244	714	710
Total expenses	$838	$831	$2,510	$2,615

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 6 – STOCK-BASED COMPENSATION:

As of October 29, 2016, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of October 29, 2016, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of October 29, 2016:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
October 29, 2016	-	-	1,028,346	1,028,346

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 29, 2016 and January 30, 2016, there was $13,967,000 and $12,214,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.7 years and 2.6 years, respectively. The total fair value of the shares recognized as compensation expense during the three and nine months ended October 29, 2016 was $1,145,000 and $2,948,000, respectively, compared to $1,040,000 and $2,981,000, respectively, for the three and nine months ended October 31, 2015. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended October 29, 2016:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2016	576,676	$29.71
Granted	148,591	36.83
Vested	(103,808)	25.19
Forfeited or expired	(55,229)	31.47
Restricted stock awards at October 29, 2016	566,230	$32.23

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 29, 2016 and October 31, 2015, the Company sold 16,071 and 15,245 shares to employees at an average discount of $5.12 and $5.27 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $82,000 and $80,000 for the nine months ended October 29, 2016 and October 31, 2015, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of October 29, 2016 and January 30, 2016:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 29, 2016	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$181,324	$-	$181,324	$-
Corporate Bonds	25,610	-	25,610	-
U.S. Treasury Notes	1,205	1,205	-	-
Cash Surrender Value of Life Insurance	7,752	-	-	7,752
Asset-backed Securities (ABS)	3,239	-	3,239	-
Corporate Equities	672	672	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$219,902	$1,977	$210,173	$7,752

Liabilities:
Deferred Compensation	(7,243)	-	-	(7,243)
Total Liabilities	$(7,243)	$-	$-	$(7,243)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30, 2016	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$193,500	$-	$193,500	$-
Corporate Bonds	10,941	-	10,941	-
U.S. Treasury Notes	1,203	1,203	-	-
Cash Surrender Value of Life Insurance	6,409	-	-	6,409
Asset-backed Securities (ABS)	11,054	-	11,054	-
Corporate Equities	578	578	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$223,785	$1,881	$215,495	$6,409

Liabilities:
Deferred Compensation	(6,187)	-	-	(6,187)
Total Liabilities	$(6,187)	$-	$-	$(6,187)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 29, 2016 and January 30, 2016.  The state, municipal and corporate bonds have contractual maturities which range from three days to  26.8 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from four months to  1.4 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at October 29, 2016, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $7.8 million.  At January 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.4 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of October 29, 2016 and January 30, 2016 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
		Cash
	Other Investments	Surrender
	Private Equity	Value	Total
Beginning Balance at January 30, 2016	$-	$6,409	$6,409
Redemptions	-	-	-
Additions	-	1,059	1,059
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	284	284
Included in other comprehensive income	-	-	-
Ending Balance at October 29, 2016	$-	$7,752	$7,752

	Fair Value Measurements Using Significant
	Unobservable Liability Inputs (Level 3)
	Deferred
	Compensation	Total
Beginning Balance at January 30, 2016	$(6,187)	$(6,187)
Additions	(592)	(592)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(464)	(464)
Included in other comprehensive income	-	-
Ending Balance at October 29, 2016	$(7,243)	$(7,243)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Policies

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09. This new accounting guidance requires entities to record the differences between income tax stock expense and book tax expense as a component of income tax expense in the income statement. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. In the second quarter of 2016, we early adopted this new guidance. The impact on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended October 29, 2016 was $594,000.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2016 AND OCTOBER 31, 2015

NOTE 9 – INCOME TAXES:

The Company had a tax benefit for the third quarter of 2016 compared to an effective rate of 11.1% for the third quarter of 2015. The tax benefit for the quarter was primarily due to a $6.0 million benefit related to continuing foreign and domestic tax initiatives, which also includes the impact of Protecting Americans from Tax Hikes (PATH Act) and the early adoption of Share Based Accounting Improvements (ASU 2016-09) during the second quarter of 2016. The decrease in the effective tax rate is also due to the change in relative proportions of net earnings attributable to various discrete items to total pre-tax earnings between the periods.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees.

Although such litigation is routine and incidental to the conduct of our business, as with any business of our size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. Based on information currently available, management does not believe that any reasonably possible losses arising from current pending litigation will have a material adverse effect on our condensed consolidated financial statements. However, given the inherent uncertainties involved in such matters, an adverse outcome in one or more such matters could materially and adversely affect the Company’s financial condition, results of operations and cash flows in any particular reporting period. We accrue for these matters when the liability is deemed probable and reasonably estimable.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 28, 2017 (“fiscal 2016”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond rapidly to changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 30, 2016 (“fiscal 2015”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.0	1.0	0.9
Total revenues	101.1	101.0	101.0	100.9
Cost of goods sold (exclusive of depreciation)	64.5	62.8	61.3	60.6
Selling, general and administrative (exclusive of depreciation)	32.8	31.6	28.3	27.4
Depreciation	2.8	2.7	2.3	2.3
Interest and other income	(0.6)	(0.4)	(0.8)	(0.3)
Income before income taxes	1.6	4.2	9.8	10.9
Net income	4.0	3.7	8.2	7.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Nine Months ended October 29, 2016 with October 31, 2015

Total retail sales for the third quarter were $207.0 million compared to last year’s third quarter sales of $223.3 million, a 7.3% decrease. Sales decreased primarily due to an 8.0% decrease in same-store sales, partially offset by sales from non-comparable stores. For the nine months ended October 29, 2016, total retail sales were $729.2 million compared to last year’s comparable nine month sales of $754.1 million. Sales in the first nine months of fiscal 2016 decreased primarily due to a 4.0% decrease in same-store sales, partially offset by sales from non-comparable stores. Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 2% of sales for the nine months ended October 29, 2016 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $209.3 million and $736.1 million for the three and nine months ended October 29, 2016, compared to $225.5 million and $760.6 million for the three and nine months ended October 31, 2015, respectively. The Company operated 1,372 stores at October 29, 2016 compared to 1,370 stores at the end of last year’s third quarter.  For the first nine months of fiscal 2016, the Company opened three new stores, relocated four stores and closed three stores.  In total, the Company currently expects to open approximately nine stores, relocate six stores and close 15 stores in fiscal 2016.

Credit revenue, a component of Other revenue, of $1.2 million represented 0.6% of total revenues in the third quarter of fiscal 2016, compared to 2015 credit revenue of $1.3 million or 0.6% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.8 million in the third quarter of fiscal 2016, compared to last year’s third quarter expense of $0.8 million.

Other revenue was $2.2 million and $6.9 million for the three and nine months ended October 29, 2016, compared to $2.2 million and $6.5 million for the prior year’s comparable three and nine month periods. The overall increase for the nine months ended October 29, 2016 resulted primarily from e-commerce shipping revenue, partially offset by lower finance charges.

Cost of goods sold was $133.6 million, or 64.5% of retail sales and $446.7 million or 61.3% of retail sales for the three and nine months ended October 29, 2016, compared to $140.3 million, or 62.8% of retail sales and $457.3 million, or 60.6% of retail sales for the comparable three and nine month periods of fiscal 2015.  The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2016 resulted primarily from lower sales of regular priced goods and higher sales of markdown goods. In addition, occupancy, purchasing and sourcing costs as a percent of retail sales increased due to lower retail sales. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 11.6% to $73.4 million for the third quarter of fiscal 2016 and decreased by 4.8% to $282.5 million for the first nine months of fiscal 2016 compared to $83.0 million and $296.8 million for the prior year’s comparable three and nine months of fiscal 2015.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $67.8 million, or 32.8% of retail sales and $206.4 million, or 28.3% of retail sales for the third quarter and first nine months of fiscal 2016, respectively, compared to $70.7 million, or 31.6% of retail sales and $206.4 million, or 27.4% of retail sales for the prior year’s comparable three and nine month periods.  The decrease in SG&A expense for the third quarter was primarily attributable to lower incentive-based compensation expense partially offset by higher corporate expenses and advertising. Total SG&A expenses for the first nine months of fiscal 2016 were flat compared to the first nine months of fiscal 2015.

Depreciation expense was $5.7 million, or 2.8% of retail sales and $17.1 million, or 2.3% of retail sales for the third quarter and first nine months of fiscal 2016, respectively, compared to $6.0 million, or 2.7% of retail sales and $17.0 million, or 2.3% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2015, respectively.

Interest and other income was $1.3 million, or 0.6% of retail sales and $5.6 million, or 0.8% of retail sales for the three and nine months ended October 29, 2016, respectively, compared to $0.9 million, or 0.4% of retail sales and $2.3 million, or 0.3% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2015, respectively.  The increase was primarily attributable to a change in the recognition of unredeemed gift card breakage income, as described in Note 1.

Income tax benefit was $4.9 million, or 2.4% of retail sales and the income tax expense was $11.5 million, or 1.6% of retail sales for the third quarter and first nine months of fiscal 2016, respectively, compared to an income tax expense of $1.0 million, or 0.5% of retail sales and $27.3 million, or 3.6% of retail sales for the prior year’s comparable three and nine month periods of fiscal 2015, respectively. The Company had a tax benefit for the third quarter of 2016 compared to an effective rate of 11.1% for the third quarter of 2015. The tax benefit for the quarter was primarily due to a $6.0 million benefit related to continuing foreign and domestic tax initiatives, which also includes the impact of Protecting Americans from Tax Hikes (PATH Act) and the early adoption of Share Based Accounting Improvements (ASU 2016-09) during the second quarter of 2016. The decrease in the effective tax rate is also due to the change in relative proportions of net earnings attributable to various discrete items to total pre-tax earnings between the periods.

During the third quarter of 2016, the Company experienced a decline in same-store sales of 8.0%. This sales trend is expected to continue into the fourth quarter. Overall the Company has experienced a number of merchandise assortment and timing issues that have resulted in significant reductions of regular priced sales in the third quarter. As a result, there is a significant increase in markdown inventory at the beginning of the fourth quarter. The Company anticipates liquidating excess inventory throughout the fourth quarter. The Company believes that this liquidation of excess inventory coupled with the expected large negative decline in same-store sales will put severe pressure on fourth quarter earnings.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2016 was $46.3 million as compared to $57.7 million in the first nine months of fiscal 2015.  The Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 29, 2016 and January 30, 2016.

Cash provided by operating activities for the first nine months of fiscal 2016 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $11.4 million for the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 was primarily due to an increase in merchandise inventories, partially offset by an increase in net income.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2016 and the next 12 months.

At October 29, 2016, the Company had working capital of $288.9 million compared to $292.6 million at January 30, 2016.

At October 29, 2016 and January 30, 2016, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2016. There were no borrowings outstanding under the credit facility at October 29, 2016 or January 30, 2016. The weighted average interest rate under the credit facility was 1.4% at October 29, 2016.

At October 29, 2016 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $24.0 million in the first nine months of fiscal 2016, compared to $22.4 million in last fiscal year’s first nine months.  The expenditures for the first nine months of fiscal 2016 were primarily for the development of three new stores, additional investments in new technology, an aircraft and home office renovations.  For the full fiscal 2016 year, the Company expects to invest approximately $27.9 million for capital expenditures to open approximately nine new stores, relocate approximately six stores, upgrade merchandise system, purchase corporate assets and complete home office renovations.

Net cash used in investing activities totaled $18.6 million in the first nine months of fiscal 2016 compared to $77.6 million used in the comparable period of 2015.  The decrease was due primarily to higher sales of short-term investments and a decrease in the purchase of other assets, partially offset by higher capital expenditures.

Net cash used in financing activities totaled $61.9 million in the first nine months of fiscal 2016 compared to $30.7 million used in the comparable period of fiscal 2015.  The increase was primarily due to repurchasing $30.4 million of shares in the third quarter of fiscal 2016.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of October 29, 2016, the Company had 860,141 shares remaining in open authorizations under its share repurchase program. On November 17, 2016, the Board of Directors increased, by 2 million shares, the authorization to purchase shares.

On November 17, 2016, the Board of Directors maintained the quarterly dividend at $0.33 per share.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 29, 2016 and January 30, 2016.  The state, municipal and corporate bonds have contractual maturities which range from three days to  26.8 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from four months to  1.4 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at October 29, 2016, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $7.8 million.  At January 30, 2016, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $6.4 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 29, 2016.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 29, 2016, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended October 29, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2016	313,500	$34.51	313,500
September 2016	349,700	32.83	349,700
October 2016	272,900	29.71	272,900
Total	936,100	$32.48	936,100	860,141

(1)   Prices include trading costs.

(2)   As of July 30, 2016, the Company’s share repurchase program had 1,796,241 shares remaining in open authorizations. During the third quarter ending October 29, 2016, the Company repurchased and retired 936,100 shares under this program for approximately $30,407,402 or an average market price of $32.48 per share. As of the third quarter ended October 29, 2016, the Company had 860,141 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. On November 17, 2016, the Board of Directors increased, by 2 million shares, the authorization to purchase shares.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended October 29, 2016 and October 31, 2015;  (ii) Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016;  (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2016 and October 31, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

November 22, 2016	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 22, 2016	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer