Form 10-K/A
period 2016-01-30
CATO CORP
filed 2017-01-13
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

þ	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31340
The Cato Corporation

Registrant

Delaware	56-0484485
State of Incorporation	I.R.S. Employer Identification Number

8100 Denmark Road	704/554-8510
Charlotte, North Carolina 28273-5975	Registrant’s Telephone Number
Address of Principal Executive Offices

Securities registered pursuant to Section 12(b) of the Act:

Title of Class
Class A Common Stock
Preferred Share Purchase Rights

Name of Exchange on Which Registered
New York Stock Exchange
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes¨ Noþ Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes¨ Noþ Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesþ No¨ Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yesþ No ¡ Indicate by check mark, if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filerþ Accelerated filer¨ Non-accelerated filer¨ Smaller reporting company¨

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes¨ Noþ The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 1, 2015, the last business day of the Company’s most recent second quarter, was $994,363,842 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of January 30, 2016, there were 26,129,692 shares of Class A Common Stock and 1,743,525 shares of Convertible Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2016 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2016 (“Original Form 10-K”), solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). The Consent in the Original Form 10-K incorrectly identified the date of PricewaterhouseCoopers LLP’s audit report as March 27, 2015. The correct date of the audit report included in the Original Form 10-K is March 24, 2016. A new consent with the correct date is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Other than this date correction to the Consent, no other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Exhibit
Number		Description of Exhibit

23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.

*

*Filed electronically herewith.

**	Furnished electronically herewith
+

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cato has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cato Corporation

By	/s/ JOHN P. D. CATO	By	/s/ JOHN R. HOWE
	John P. D. Cato		John R. Howe
	Chairman, President and		Executive Vice President
	Chief Executive Officer		Chief Financial Officer

By	/s/ JEFFREY R. SHOCK
Jeffrey R. Shock
Senior Vice President
Controller

Date: January 12, 2017

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-188990, 333-188993, 333-176511, 333-119300, 333-119299, 33-41314, 33-41315, 33-69844, and 333-96285) of The Cato Corporation of our report dated March 24, 2016 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 24, 2016

4