Form 10-K
period 2017-01-28
CATO CORP
filed 2017-03-23
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No □

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

                                                                                                                        (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐   No ☑

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 30, 2016, the last business day of the Company’s most recent second quarter, was $914,302,626 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of January 28, 2017, there were 24,853,129 shares of Class A common stock and 1,751,576 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2017 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

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

		4 – 9
Item 1A.	Risk Factors..........................................................................................................	9 – 17
Item 1B.	Unresolved Staff Comments..................................................................................	17
Item 2.	Properties..............................................................................................................	17
Item 3.	Legal Proceedings................................................................................................. ............................................................................................................................ ............................................................................................................................	17
Item 3A.	Executive Officers of the Registrant.......................................................................	18
Item 4.	Mine Safety Disclosures........................................................................................	18

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities............................................................................... ............................................................................................................................

		19 – 21
Item 6.	Selected Financial Data......................................................................................... ............................................................................................................................	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................	23 – 29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.................................. ............................................................................................................................	29
Item 8.

Financial Statements and Supplementary Data....................................................... ............................................................................................................................

		30 – 56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................. ............................................................................................................................	57
Item 9A.	Controls and Procedures........................................................................................ ............................................................................................................................	57
Item 9B.	Other Information.................................................................................................	57

PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................ ............................................................................................................................ ............................................................................................................................	57
Item 11.	Executive Compensation.......................................................................................	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............................................................................................. ............................................................................................................................	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence...........	58
Item 14.	Principal Accountant Fees and Services.................................................................	58

PART IV
Item 15.

Exhibits and Financial Statement Schedules.......................................................... ............................................................................................................................

		59 – 63
Item 16.	Form 10-K Summary ………………………………………………………………….	61

Forward-looking Information

     The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this annual report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business,” “Properties,” “Legal Proceedings,” “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 3, 2018 (“fiscal 2017”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “should,” “will,” “would” and any variations or negative formulations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended January 28, 2017 (“fiscal 2016”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,371 fashion specialty stores at January 28, 2017, in 33 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy and plus sizes. The Cato concept’s stores and e-commerce website feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona concept’s stores and e-commerce website offer quality fashion apparel items, jewelry and accessories at exceptional values every day.  The Company’s stores range in size from 2,000 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 8% of retail sales in fiscal 2016. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

Business

     The Company’s primary objective is to be the leading fashion specialty retailer for fashion and value in its markets. Management believes the Company’s success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing specialty stores. The key elements of the Company’s business strategy are:

     Merchandise Assortment.  The Company’s stores offer a wide assortment of on-trend apparel and accessory items in primarily junior/missy, plus sizes, mens and kids sizes newborn to 7 with an emphasis on color, product coordination and selection.  Colors and styles are coordinated and presented so that outfit selection is easily made.

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

      The Company believes that the collaboration of its merchandising and design teams with an expanded in-house product development and direct sourcing function has enhanced merchandise offerings and delivers quality, exclusive on-trend styles at lower prices. The product development and direct sourcing operations provide research on emerging fashion and color trends, technical services and direct sourcing options.

      As a part of its merchandising strategy, members of the Company’s merchandising and design staff frequently attend trade shows to stay abreast of latest trends and styles, visit selected stores to monitor the merchandise offerings of other retailers, regularly communicate with store operations associates and frequently confer with key vendors.  The Company also takes aggressive markdowns on slow-selling merchandise and typically does not carry over merchandise to the next season.

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 428 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2016, purchases from the Company’s largest vendor accounted for approximately 8% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company sources a majority of its merchandise directly from manufacturers overseas. The Company purchases its remaining merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  The Company opened its own overseas sourcing operations in the fall of 2014, replacing the Company’s former sourcing agent in 2015. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations; changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

  Advertising

      The Company uses television, in-store signage, graphics, a Company website, an e-commerce website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.8%, 0.8% and 0.6% of retail sales for fiscal years 2016, 2015 and 2014, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers, 17 regional managers and 140 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2012:

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2012………………….……...………….	1,288	34	12	1,310
2013………………….……...………….	1,310	32	22	1,320
2014……………………….……...…….	1,320	33	7	1,346
2015…………....………….……...…….	1,346	31	5	1,372
2016………….………...….……...…….	1,372	8	9	1,371

     The Company expects to open 13 new stores during fiscal 2017. The Company anticipates closing up to 19 stores, relocating eight stores and remodeling 10 stores by year end.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 3.4%, 3.6% and 3.9% of retail sales in fiscal 2016, 2015 and 2014, respectively. The Company’s net bad debt expense was 3.5%, 3.2% and 4.5% of credit sales in fiscal 2016, 2015 and 2014, respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the layaway is initiated.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.4%, 4.7% and 4.5% of retail sales in fiscal 2016, 2015 and 2014, respectively.

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

Regulation

      A variety of laws affect the revolving credit card program offered by the Company. The Credit Card Accountability Responsibility and Disclosure Act of 2009 (“The Act”) amended the Truth in Lending Act to establish fair and transparent practices relating to the extension of credit under an open end consumer credit plan.  The Act contained provisions addressing matters such as change in terms, notices, limits on fees, rate increases, payment allocation and account disclosures.  The Act requires creditors to provide consumers with account disclosures that are timely and in a form that is readily understandable.  The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit lenders from discrimination against any credit applicants, establish guidelines for gathering and evaluating credit information and require written notification when credit is denied.  Regulation AA, Unfair, Deceptive or Abusive Acts or Practices, establishes consumer complaint procedures and defines unfair or deceptive practices in extending credit to consumers.  The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Company is also subject to the U.S. Patriot Act and the Bank Secrecy Act, which require the Company to monitor account holders and account transactions, respectively. Additionally, the Gramm-Leach-Bliley Act requires the Company to disclose to its customers the Company’s privacy policy as it relates to a customer’s non-public personal information.

Associates

      As of January 28, 2017, the Company employed approximately 10,200 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

Fluctuating comparable sales or our inability to effectively manage inventory may negatively impact our gross margin and our overall results of operations.

Comparable sales are expected to continue to fluctuate in the future. Factors affecting comparable sales include fashion trends, customer preferences, calendar and holiday shifts, competition, weather and economic conditions. In addition, merchandise must be ordered well in advance of the applicable selling season and before trends are confirmed by sales. If we are not able to accurately predict customers’ preferences of our fashion items, we may have too much inventory which may cause excessive markdowns. If we are unable to accurately predict demand for our merchandise, we may end up with inventory shortages resulting in missed sales. A decrease in comparable sales or our inability to effectively manage inventory may adversely affect our gross margin and results of operations.

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

     In an effort to provide greater comparability of financial reporting in an increasing global environment, accounting regulatory authorities have been in discussions for many years regarding efforts to either converge U.S. Generally Accepted Accounting Principles with International Financial Reporting Standards (“IFRS”), have U.S. companies provide supplemental IFRS-based information or continue to work toward a single set of globally accepted accounting standards. These potential changes in accounting rules or regulations may significantly impact our future reported results of operations and financial position.  Changes in accounting rules or regulations and varying interpretations of existing accounting rules and regulations have significantly affected our reported financial statements and those of other participants in the retail industry in the past and may continue to do so in the future.

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

We accept payments using a variety of methods, including third-party credit cards, our own branded credit cards, debit cards, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees. In addition we may lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

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

Adverse litigation matters may adversely affect our business and our financial condition.

      From time to time the Company is involved in litigation and other claims against our business. Primarily these arise from our normal course of business but are subject to risks and uncertainties, and could require significant management time. The Company’s periodic evaluation of litigation-related matters may change our assessment in light of the discovery of facts with respect to legal actions pending against us, not presently known to us or by determination of judges, juries or other finders of fact. We may also be subjected to legal matters not yet known to us. Adverse decisions may negatively impact our business and our financial condition.

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

     Our operations are subject to federal, state and local laws, rules and regulations, as well as U.S. and foreign laws and regulations relating to our activities in foreign countries from which we source our merchandise and operate our sourcing offices.  Our business is also subject to regulatory and litigation risk in all of these jurisdictions, including foreign jurisdictions that may lack well-established or reliable legal systems for resolving legal disputes. Compliance risks and litigation claims have arisen and may continue to arise in the ordinary course of our business and include, among other issues, intellectual property issues, employment issues, commercial disputes, product-oriented matters, tax, customer relations and personal injury claims. International activities subject us to numerous U.S. and international regulations, including but not limited to, restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, environmental laws, records and information management regulations, tariffs and taxes and anti-corruption laws, such as the Foreign Corrupt Practices Act, violations of which by employees or persons acting on the Company’s behalf may result in significant investigation costs and severe criminal or civil sanctions.  These and other liabilities to which we may be subject could negatively affect our business, operating results and financial condition. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  The Company may also be subject to regulatory review and audits, which results may have the potential to materially and adversely affect our business, results of operations and financial condition. In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

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

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the rules of the SEC and New York Stock Exchange and certain aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related rule-making that has been and may continue to be implemented over the next several years under the mandates of the Dodd-Frank Act. The requirements of these rules and regulations have, and may continue to, increase our compliance costs and place significant strain on our personnel, systems and resources. To satisfy the SEC’s rules implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we must continue to document, test, monitor and enhance our internal control over financial reporting, which is a costly and time-consuming effort that must be re-evaluated frequently. We cannot give assurance that our disclosure controls and procedures and our internal control over financial reporting, as defined by applicable SEC rules, will be adequate in the future. Any failure to maintain the effectiveness of internal control over financial reporting or to comply with the other various laws and regulations to which we are and will continue to be subject, or to which we may become subject in the future, as a public company could have an adverse material impact on our business, our financial condition and the price of our common stock. In addition, our efforts to comply with these requirements, particularly with new requirements under the Dodd-Frank Act that have yet to be implemented, could significantly increase our compliance costs.

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

      As of March 23, 2017, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 42.6% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations or other significant Company transactions. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments:

     None.

Item 2.     Properties:

      The Company’s distribution center and general offices are located in a Company-owned building of approximately 552,000 square feet located on a 15-acre tract in Charlotte, North Carolina. The Company’s automated merchandise handling and distribution activities occupy approximately 418,000 square feet of this building and its general offices and corporate training center are located in the remaining 134,000 square feet. A building of approximately 24,000 square feet located on a 2-acre tract adjacent to the Company’s existing location is used for receiving and distribution of store and office operating supplies.  The Company also owns approximately 185 acres of land in  York County, South Carolina as a potential new site for our distribution center.

Item 3.     Legal Proceedings:

     From time to time, claims are asserted against the Company arising out of operations in the ordinary course of business.  The Company currently is not a party to any pending litigation that it believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 23, 2017 are as follows:

Name	Age	Position

John P. D. Cato........................	66	Chairman, President and Chief Executive Officer
John R. Howe...........................	54	Executive Vice President, Chief Financial Officer
Michael T. Greer.......................	54	Executive Vice President, Director of Stores
Gordon Smith...........................	61	Executive Vice President, Chief Real Estate and Store Development Officer

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

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2016 and 2015.

	Price
2016	High	Low	Dividend
First quarter ……………………………………………	$39.96	$32.98	$0.30
Second quarter …………………………………………	38.70	34.70	0.33
Third quarter …………………………………………..	35.61	29.19	0.33
Fourth quarter …………………………………………	35.59	25.82	0.33

	Price
2015	High	Low	Dividend
First quarter …………………………………………….	$44.61	$38.02	$0.30
Second quarter ………………………………………….	40.90	36.72	0.30
Third quarter ……………………………………………	38.69	32.81	0.30
Fourth quarter …………………………………………..	40.33	34.10	0.30

As of March 23, 2017 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/27/2012	100	100	100
2/1/2013	115	125	115
1/31/2014	117	142	147
1/30/2015	184	172	153
1/29/2016	181	170	138
1/27/2017	118	168	184

      The graph assumes an initial investment of $100 on January 27, 2012, the last trading day prior to the commencement of the Company’s 2012 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended January 28, 2017:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2016	19,900	$29.58	19,900
December 2016	-	-	-
January 2017	215,600	26.55	215,600
Total	235,500	$26.81	235,500	2,624,641

(1)   Prices include trading costs.

(2)   On November 17, 2016, the Board of Directors increased, by 2 million shares, the authorization to purchase shares. During the fourth quarter ended January 28, 2017, the Company repurchased and retired 235,500 shares under this program for approximately $6,313,658 or an average market price of $26.81 per share. As of the fourth quarter ended January 28, 2017, the Company had 2,624,641 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended January 28, 2017 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2016	2015	2014	2013	2012

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$947,370	$1,001,390	$977,867	$910,500	$933,782
Other revenue	9,199	9,701	9,047	9,533	10,266
Total revenues	956,569	1,011,091	986,914	920,033	944,048
Cost of goods sold (exclusive of depreciation
shown below)	601,985	616,480	600,569	571,246	581,961
Selling, general and administrative (exclusive
of depreciation shown below)	289,619	275,713	276,234	245,868	244,327
Selling, general and administrative percent of
retail sales	30.6%	27.6%	28.3%	27.0%	26.2%
Depreciation	$22,716	$22,963	$22,026	$21,825	$22,455
Interest expense	176	264	57	75	116
Interest and other income	7,041	3,456	3,445	3,267	3,782
Income before income taxes	49,114	99,127	91,473	84,286	98,971
Income tax expense	1,902	32,285	30,971	29,964	37,303
Net income	47,212	66,842	60,502	54,322	61,668
Basic earnings per share	1.72	2.39	2.15	1.86	2.11
Diluted earnings per share	1.72	2.39	2.15	1.86	2.11
Cash dividends paid per share	1.29	1.20	1.20	0.20	2.98

SELECTED OPERATING DATA:
Stores open at end of year	1,371	1,372	1,346	1,320	1,310
Average sales per store (2)	$681,000	$729,000	$730,000	$692,000	$722,000
Average sales per square foot of selling space	151	162	162	154	161

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$252,158	$287,024	$260,610	$245,256	$194,646
Working capital	271,896	292,615	260,550	269,617	230,612
Total assets	606,324	642,344	608,278	596,918	532,646
Total stockholders’ equity	383,903	412,665	380,198	391,109	345,234
___________

(1) The fiscal year 2012 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	January 28, 2017	January 30, 2016	January 31, 2015
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	1.0	1.0	0.9
Total revenues ……………………………………………………….	101.0	101.0	100.9
Cost of goods sold …………………………………………………..	63.5	61.6	61.4
Selling, general and administrative………………………………….	30.6	27.6	28.3
Depreciation …………………………………………………………	2.4	2.3	2.3
Interest and other income ……………………………………………	0.7	0.4	0.4
Income before income taxes …………………………………………	5.2	9.9	9.4
Net income …………………………………………………………..	5.0%	6.7%	6.2%

Fiscal 2016 Compared to Fiscal 2015

      Retail sales decreased by 5.4% to $947.4 million in fiscal 2016 compared to $1,001.4 million in fiscal 2015. The decrease in retail sales in fiscal 2016 was largely attributable to a same-store sales decrease of 6% and partially offset by a small increase in non-comparable store sales. Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  In fiscal 2016 and fiscal 2015, e-commerce sales were less than 2% of total sales and same-store sales. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, layaway fees and shipping charged to customers for e-commerce purchases), decreased by 5.4% to $956.6 million in fiscal 2016 compared to $1,011.1 million in fiscal 2015. The Company operated 1,371 stores at January 28, 2017 compared to 1,372 stores operated at January 30, 2016.

      In fiscal 2016, the Company opened eight new stores, relocated six stores and closed nine stores.

      Other revenue in total decreased to $9.2 million in fiscal 2016 from $9.7 million in fiscal 2015.  The decrease resulted primarily from lower finance charges and lower layaway charges, partially offset by higher shipping charged to customers for e-commerce purchases.

      Credit revenue of $4.9 million represented 0.5% of total revenue in fiscal 2016, a decrease compared to fiscal 2015 credit revenue of $5.4 million or 0.5% of total revenue.  The slight decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.2 million in fiscal 2016 compared to $3.3 million in fiscal 2015.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $0.3 million from $2.0 million in fiscal 2015 to $1.7 million in fiscal 2016 due to lower credit revenue. Total credit income of $1.7 million in fiscal 2016 represented 3.5% of total income before taxes of $49.1 million compared to total credit income of $2.0 million in fiscal 2015, which represented 2.0% of fiscal 2015 total income before taxes of $99.1 million.

      Cost of goods sold was $602.0 million, or 63.5% of retail sales, in fiscal 2016 compared to $616.5 million, or 61.6% of retail sales, in fiscal 2015. The increase in cost of goods sold as a percentage of sales resulted primarily from increased sales of marked down product and slight increases in buying and occupancy costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) decreased by 10.3% to $345.4 million in fiscal 2016 from $384.9 million in fiscal 2015. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $289.8 million in fiscal 2016 compared to $276.0 million in fiscal 2015, an increase of 5.0%. As a percent of retail sales, SG&A was 30.6% compared to 27.6% in the prior year. The increase in SG&A as a percent of sales resulted primarily from an increase in store impairments, closed store expenses, professional fees and litigation, salaries and store equipment, partially offset by lower incentive compensation.

      Store asset impairment charges increased to $13,561,000 in fiscal 2016 compared to $1,917,000 in fiscal 2015 due to more stores having impairments of fixtures and leasehold improvements compared to fiscal 2015. The impairment charges are related to lower estimated future cash flows resulting from significantly lower sales for these stores. See Note 1 to the Consolidated Financial Statements for further discussion.

      Depreciation expense was $22.7 million in fiscal 2016 compared to $23.0 million in fiscal 2015. Depreciation expense decreased slightly from fiscal 2015 due to older stores and IT projects being fully depreciated, partially offset by store development and information technology.

      Interest and other income increased to $7.0 million in fiscal 2016 compared to $3.5 million in fiscal 2015. The increase is primarily attributable to a change in estimate related to the recognition of unredeemed gift card breakage income, as described in Note 1.

      Income tax expense was $1.9 million, or 0.2% of retail sales in fiscal 2016 compared to $32.3 million, or 3.2% of retail sales in fiscal 2015. The dollar decrease resulted from significantly lower pre-tax income and favorable adjustments from foreign and domestic tax initiatives. The effective tax rate was 3.9% in fiscal 2016 compared to 32.6% in fiscal 2015. See Note 12 to the Consolidated Financial Statements, “Income Taxes,” for further details.

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

Allowance for Doubtful Accounts

       The Company evaluates the collectability of accounts receivable and records an allowance for doubtful accounts based on the accounts receivable aging and estimates of actual write-offs. The allowance is reviewed for adequacy and adjusted, as necessary, on a quarterly basis. The Company also provides for estimated uncollectible late fees charged based on historical write-offs. The Company’s financial results can be impacted by changes in bad debt write-off experience and the aging of the accounts receivable portfolio.

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

    Impairment of Long-Lived Assets

      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which carrying value exceeds fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. See Note 1 to the Consolidated Financial Statements for further information on the Company’s current year impairment charges.

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

     The Company recognizes income on unredeemed gift cards (“gift card breakage”) as a component of other income.  Gift card breakage is determined after 24 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.  Gift card breakage income is analyzed and recognized on a quarterly basis and is not expected to be material.

      Finance revenue on the Company’s private label credit card portfolio is recognized as earned under the interest method. Late fees are recognized as earned, less provisions for estimated uncollectible fees.

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2016 was $72.1 million as compared to $93.9 million in fiscal 2015. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.

     Cash provided by operating activities for these periods was primarily generated by earnings adjusted for the change due to depreciation and changes in working capital and share-based compensation.  The decrease of $21.7 million for fiscal 2016 compared to fiscal 2015 is primarily due to a decrease in net income and an increase in prepaid and other assets primarily related to tax payments, partially offset by an increase in impairment.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2017 and for the foreseeable future.

      At January 28, 2017, the Company had working capital of $271.9 million compared to $292.6 million and $260.6 million at January 30, 2016 and January 31, 2015, respectively.

      At January 28, 2017, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of revocable letters of credit discussed below. The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 28, 2017. There were no borrowings outstanding under this credit facility during the fiscal year ended January 28, 2017 or the fiscal year ended January 30, 2016.

      The Company had no outstanding revocable letters of credit relating to purchase commitments at January 28, 2017, January 30, 2016 and January 31, 2015.

     Expenditures for property and equipment totaled $27.3 million, $26.5 million and $28.9 million in fiscal 2016, 2015 and 2014, respectively. The expenditures for fiscal 2016 were primarily for store development, investments in new technology, an airplane and general office expansion.  In fiscal 2017, the Company is planning to invest approximately $15.7 million in capital expenditures.

      Net cash used in investing activities totaled $14.6 million for fiscal 2016 compared to net cash used in investing activities of $81.8 million for fiscal 2015 and net cash provided by investing activities of $27.7 million for fiscal 2014.  In fiscal 2016, the cash used was due primarily to purchase short-term investments and expenditures for property and equipment, partially offset by sales of short-term investments.

     On February 23, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share, which was paid on March 22, 2017. As of March 23, 2017, the Company repurchased 160,000 shares for $3,987,000, primarily to offset dilution from its equity compensation plans.

      The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at January 28, 2017. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from four days to 26.5 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to 1.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at January 28, 2017, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At January 30, 2016, the Company had $0.6 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds, as recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. These funds are designed to mirror existing mutual funds and money market funds that are observable and actively traded. Cash surrender values are provided by third parties and reviewed for reasonableness by the Company.

The following table shows the Company's obligations and commitments as of January 28, 2017, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2017	2018	2019	2020	2021	Thereafter
Merchandise letters of credit	$-	$-	$-	$-	$-	$-	$-
Operating leases	223,323	71,999	56,289	40,452	27,176	16,584	10,823
Total Contractual Obligations	$223,323	$71,999	$56,289	$40,452	$27,176	$16,584	$10,823
____________

(1)  In addition to the amounts shown in the table above, $10.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, Recently Adopted Accounting Policies and Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

     The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm...........................................................	32

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.......................................................	33

Consolidated Balance Sheets at January 28, 2017 and January 30, 2016 ...................................	34

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 ............................................................................................ and January 31, 2015	35

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.......................................................................................	36

Notes to Consolidated Financial Statements.....................................................................................	37

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.......................................................................................	64

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Cato Corporation and its subsidiaries at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 23, 2017

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$947,370	$1,001,390	$977,867
Other revenue (principally finance charges,
late fees and layaway charges)	9,199	9,701	9,047
Total revenues	956,569	1,011,091	986,914

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	601,985	616,480	600,569
Selling, general and administrative (exclusive
of depreciation shown below)	289,619	275,713	276,234
Depreciation	22,716	22,963	22,026
Interest expense	176	264	57
Interest and other income	(7,041)	(3,456)	(3,445)
Cost and expenses, net	907,455	911,964	895,441

Income before income taxes	49,114	99,127	91,473

Income tax expense	1,902	32,285	30,971

Net income	$47,212	$66,842	$60,502

Basic earnings per share	$1.72	$2.39	$2.15

Diluted earnings per share	$1.72	$2.39	$2.15

Dividends per share	$1.29	$1.20	$1.20

Comprehensive income:
Net income	$47,212	$66,842	$60,502
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
($608), $6, and $5 for fiscal 2016, 2015
and 2014, respectively	(1,014)	14	8
Comprehensive income	$46,198	$66,856	$60,510

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 28, 2017	January 30, 2016

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$47,234	$67,057
Short-term investments	201,233	215,495
Restricted cash and investments	3,691	4,472
Accounts receivable, net of allowance for doubtful accounts of $1,348 at
January 28, 2017 and $1,447 at January 30, 2016	30,336	36,610
Merchandise inventories	145,682	141,101
Prepaid expenses and other current assets	15,632	7,317
Total Current Assets	443,808	472,052
Property and equipment – net	126,386	138,303
Deferred income taxes	13,773	10,280
Other assets	22,357	21,709
Total Assets	$606,324	$642,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$105,249	$113,154
Accrued expenses	61,313	52,886
Accrued bonus and benefits	3,068	12,034
Accrued income taxes	2,282	1,363
Total Current Liabilities	171,912	179,437
Other noncurrent liabilities	50,509	50,242

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 24,853,129 and 26,129,692 shares issued at
January 28, 2017 and January 30, 2016, respectively	837	877
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,751,576 and 1,743,525 shares at
January 28, 2017 and January 30, 2016, respectively	58	58
Additional paid-in capital	95,207	90,336
Retained earnings	288,015	320,594
Accumulated other comprehensive income	(214)	800
Total Stockholders' Equity	383,903	412,665
Total Liabilities and Stockholders’ Equity	$606,324	$642,344

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(Dollars in thousands)

Operating Activities:
Net income	$47,212	$66,842	$60,502
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	22,716	22,963	22,026
Provision for doubtful accounts	832	873	875
Purchase premium and premium amortization of investments	784	(3,263)	(104)
Share based compensation	4,199	4,124	3,582
Excess tax benefits from share-based compensation	40	(257)	(243)
Deferred income taxes	(2,884)	(2,635)	(1,563)
Loss on disposal of property and equipment	2,060	223	1,288
Impairment of store assets	13,561	1,917	2,249
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	5,442	3,540	(2,674)
Merchandise inventories	(4,581)	(3,552)	13,312
Prepaid and other assets	(9,877)	1,854	(6,078)
Accrued income taxes	879	614	1,021
Accounts payable, accrued expenses and other liabilities	(8,254)	610	23,266
Net cash provided by operating activities	72,129	93,853	117,459

Investing Activities:
Expenditures for property and equipment	(27,297)	(26,534)	(28,901)
Purchase of short-term investments	(110,831)	(116,956)	(49,820)
Sales of short-term investments	122,989	66,927	48,850
Purchase of other assets	(290)	(5,650)	(1,267)
Sales of other assets	-	442	3,227
Change in restricted cash and investments	782	4	222
Net cash (used) in investing activities	(14,647)	(81,767)	(27,689)

Financing Activities:
Dividends paid	(35,432)	(33,572)	(33,886)
Repurchase of common stock	(42,564)	(6,148)	(42,129)
Proceeds from line of credit	29,500	-	-
Payments to line of credit	(29,500)	-	-
Proceeds from employee stock purchase plan	501	488	510
Excess tax benefits from share-based compensation	(40)	257	243
Proceeds from stock options exercised	230	-	11
Net cash provided (used) in financing activities	(77,305)	(38,975)	(75,251)

Net increase (decrease) in cash and cash equivalents	(19,823)	(26,889)	14,519

Cash and cash equivalents at beginning of period	67,057	93,946	79,427
Effect of exchange rate changes on cash	-	-	-
Cash and cash equivalents at end of period	$47,234	$67,057	$93,946

Non-cash activity:
Accrued plant and equipment	$1,099	$2,876	$1,780
Accrued treasury stock	1,853	-	-

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 1, 2014	$917	$58	$80,463	$308,893	$778	391,109
Comprehensive income:
Net income	-	-	-	60,502	-	60,502
Unrealized losses on available-for-sale securities, net of deferred
income tax liability of $5	-	-	-		8	8
Dividends paid ($1.20 per share)	-	-	-	(33,886)	-	(33,886)
Class A common stock sold through employee stock purchase
plan — 20,941 shares	1	-	600	-	-	601
Class A common stock sold through stock option plans —
500 shares	-	-	28	-	-	28
Class A common stock issued through restricted stock grant plans
164,927 shares	5	-	3,449	20	-	3,474
Windfall tax benefit from equity compensation plans		-	489	-	-	489
Repurchase and retirement of treasury shares – 1,509,965 shares	(50)	-	-	(42,077)	-	(42,127)

Balance — January 31, 2015	$873	$58	$85,029	$293,452	$786	380,198
Comprehensive income:
Net income	-	-	-	66,842	-	66,842
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $6	-	-	-	-	14	14
Dividends paid ($1.20 per share)	-	-	-	(33,572)	-	(33,572)
Class A common stock sold through employee stock purchase
plan — 16,305 shares	-	-	574	-	-	574
Class A common stock sold through stock option plans —
0 shares	-	-	17	-	-	17
Class A common stock issued through restricted stock grant plans
118,745 shares	4	-	3,996	20	-	4,020
Windfall tax benefit from equity compensation plans	-	-	720	-	-	720
Repurchase and retirement of treasury shares – 179,990 shares	-	-	-	(6,148)	-	(6,148)

Balance — January 30, 2016	$877	$58	$90,336	$320,594	$800	$412,665
Comprehensive income:
Net income	-	-	-	47,212	-	47,212
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($608)	-	-	-	-	(1,014)	(1,014)
Dividends paid ($1.29 per share)	-	-	-	(35,432)	-	(35,432)
Class A common stock sold through employee stock purchase
plan — 17,455 shares	1	-	590	-	-	591
Class B common stock sold through stock option plans —
8,051 shares	-	-	248	-	-	248
Class A common stock issued through restricted stock grant plans
96,465 shares	3	-	4,073	15	-	4,091
Windfall tax benefit from equity compensation plans	-	-	(40)	-	-	(40)
Repurchase and retirement of treasury shares – 1,320,182 shares	(44)	-	-	(44,374)	-	(44,418)

Balance — January 28, 2017	$837	$58	$95,207	$288,015	$(214)	$383,903

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

Correction of Prior Period Error: During the first quarter of 2016, the Company determined that there was an error in the classification of unrecognized tax benefits for uncertain tax positions as current liabilities in Accrued income taxes that resulted in a revision to the prior year end balance sheet as of January 30, 2016. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been revised to correct the presentation of the amounts, which resulted in a decrease to Accrued income taxes and a corresponding increase to Other noncurrent liabilities of $13.6 million. There was no impact to the Condensed Consolidated Statements of Income and Comprehensive income and no impact to total net cash provided by operating activities or used in investing and financing activities in the Condensed Consolidated Statement of Cash Flow. The Company concluded that the revision was immaterial to prior period financial statements.

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

     Cash and Cash Equivalents:  Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

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

Restricted Cash and Investments:  The Company had $3.7 million and $4.5 million in escrow at January 28, 2017 and January 30, 2016, respectively, as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

36

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 were $14,118,000, $29,198,000 and $37,888,000, respectively.

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

Estimated
Classification	Useful Lives

Land improvements	10 years
Buildings	30-40 years
Leasehold improvements	5-10 years
Fixtures and equipment	3-10 years
Information technology equipment and software	3-10 years
Aircraft	20 years

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which the carrying value exceeds the estimated fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Store asset impairment charges incurred in fiscal 2016 were $13,561,000.  Store asset impairment charges incurred in fiscal 2015 were $1,917,000. Store asset impairment charges incurred in fiscal 2014 were $2,249,000.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Other Assets

      Other assets are comprised of long-term assets, primarily insurance contracts related to deferred compensation assets and land held for investment purposes.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016
	(Dollars in thousands)
Other Assets
Deferred Compensation Investments	$7,973	$6,409
Miscellaneous Investments	722	578
Other Deposits	532	536
Investment In Partnership	896	1,316
Land Held for Investment	9,682	9,672
Buildings Held for Investment, net	1,287	1,495
Intellectual Property, net	835	1,504
Other	430	199
Total Other Assets	$22,357	$21,709

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

     In fiscal 2016, 2015 and 2014, the Company recognized $3,434,000, $523,000 and $553,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income. See Note 2 for further information on miscellaneous income. During the first quarter of 2016, the Company changed its estimate for recognizing gift card breakage income, changing the dormancy period to 24 months of inactivity from 60 months of inactivity. Gift card breakage is determined after 24 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $6,868,000, $7,074,000 and $5,528,000 for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

     Stock Repurchase Program:  For fiscal year ending January 28, 2017, the Company had  2,624,641 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. Share repurchases are recorded in Retained earnings, net of par value. As of March 23, 2017, the Company repurchased 160,000 shares for $3,987,000, primarily to offset dilution from its equity compensation plans.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table reflects the basic and diluted EPS calculations for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015:

	Fiscal Year Ended

	January 28, 2017	January 30, 2016	January 31, 2015
Numerator	(Dollars in thousands)
Net earnings	$47,212	$66,842	$60,502
Earnings allocated to non-vested equity awards	(956)	(1,400)	(1,180)
Net earnings available to common stockholders	$46,256	$65,442	$59,322

Denominator
Basic weighted average common shares outstanding	26,839,885	27,371,538	27,600,350
Dilutive effect of stock options and restricted stock	1,634	5,734	3,903
Diluted weighted average common shares outstanding	26,841,519	27,377,272	27,604,253

Net income per common share
Basic earnings per share	$1.72	$2.39	$2.15
Diluted earnings per share	$1.72	$2.39	$2.15

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

Recently Adopted Accounting Policies

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09. This new accounting guidance requires entities to record the differences between income tax stock expense and book tax expense as a component of income tax expense in the income statement. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. In the second quarter of 2016, we early adopted this new guidance. The impact on the Condensed Consolidated Statements of Income and Comprehensive Income for fiscal year 2016 was a decrease of $739,000 to income tax expense.

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

In July 2015, the Financial Accounting Standards Board issued an accounting standards update that will simplify the measurement of inventory for companies. The standard differentiates the valuation methods used to measure inventory based on the type of inventory method utilized by a company. Companies using the first-in, first-out method and the average cost method will measure inventory at the net realizable value method to measure inventory. Companies using the last-in, first-out method and the retail method will use the lower of cost or market to measure inventory. The standard is effective for the Company’s first quarter of its 2017 fiscal year. The Company does not expect this new standard to have an impact on its Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year, and early adoption is permitted.  The Company is assessing the impact of this new standard.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015

Dividend income	$(21)	$(21)	$(21)
Interest income	(2,308)	(1,562)	(1,266)
Miscellaneous income	(4,439)	(2,049)	(1,936)
Net (gain) loss on investment sales	(273)	176	(222)
Interest and other income	$(7,041)	$(3,456)	$(3,445)

3.  Short-Term Investments:

      At January 28, 2017, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at January 28, 2017 and January 30, 2016 (in thousands):

	January 28, 2017			January 30, 2016
	Debt securities			Debt securities
	issued by various			issued by various
	states of the United			states of the United
	States and political	Corporate		States and political	Corporate
	subdivisions of	debt		subdivisions of	debt
	the states	securities	Total	the states	securities	Total
Cost basis	173,616	28,405	202,021	192,561	21,955	214,516
Unrealized gains	-	-	-	939	40	979
Unrealized (loss)	(663)	(125)	(788)	-	-	-
Estimated fair value	$172,953	$28,280	$201,233	$193,500	$21,995	$215,495

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at January 28, 2017 and January 30, 2016 (in thousands):

	January 28, 2017			January 30, 2016

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$(789)	$294	$(495)	$978	$(368)	$610
Equity Investments	448	(167)	281	304	(114)	190
Total	$(341)	$127	$(214)	$1,282	$(482)	$800

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of January 28, 2017 and January 30, 2016:

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28, 2017	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$172,953	$-	$172,953	$-
Corporate Bonds	25,329	-	25,329	-
U.S. Treasury Notes	1,206	1,206	-	-
Cash Surrender Value of Life Insurance	7,973	-	-	7,973
Asset-backed Securities (ABS)	2,951	-	2,951	-
Corporate Equities	722	722	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$211,234	$2,028	$201,233	$7,973

Liabilities:
Deferred Compensation	(7,649)	-	-	(7,649)
Total Liabilities	$(7,649)	$-	$-	$(7,649)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30, 2016	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$193,500	$-	$193,500	$-
Corporate Bonds	10,941	-	10,941	-
U.S. Treasury Notes	1,203	1,203	-	-
Cash Surrender Value of Life Insurance	6,409	-	-	6,409
Asset-backed Securities (ABS)	11,054	-	11,054	-
Corporate Equities	578	578	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$223,785	$1,881	$215,495	$6,409

Liabilities:
Deferred Compensation	(6,187)	-	-	(6,187)
Total Liabilities	$(6,187)	$-	$-	$(6,187)

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at January 28, 2017. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from four days to 26.5 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to 1.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at January 28, 2017, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At January 30, 2016, the Company had $0.6 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds, as recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. These funds are designed to mirror existing mutual funds and money market funds that are observable and actively traded. Cash surrender values are provided by third parties and reviewed for reasonableness by the Company.

      The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of January 28, 2017 and January 30, 2016 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Other
	Investments	Cash
	Private Equity	Surrender Value	Total
Beginning Balance at January 30, 2016	$-	$6,409	$6,409
Redemptions	-	-	-
Additions	-	1,086	1,086
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	478	478
Included in other comprehensive income	-	-	-
Ending Balance at January 28, 2017	$-	$7,973	$7,973

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 30, 2016	$(6,187)
Additions	(743)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(719)
Ending Balance at January 28, 2017	$(7,649)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Other
	Investments	Cash
	Private Equity	Surrender Value	Total
Beginning Balance at January 31, 2015	$306	$4,558	$4,865
Redemptions	(270)	-	(270)
Additions	-	2,071	2,071
Total gains or (losses)
Included in interest and other income (or changes in net assets)	92	(220)	(128)
Included in other comprehensive income	(128)	-	(128)
Ending Balance at January 30, 2016	$-	$6,409	$6,409

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 31, 2015	$(4,272)
Additions	(2,092)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	177
Ending Balance at January 30, 2016	$(6,187)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		January 28, 2017	January 30, 2016

	Customer accounts — principally deferred payment accounts	$20,862	$24,045
	Miscellaneous receivables	10,822	14,012
	Total	31,684	38,057
	Less allowance for doubtful accounts	1,348	1,447
	Accounts receivable — net	$30,336	$36,610

      Finance charge and late charge revenue on customer deferred payment accounts totaled $4,906,000, $5,383,000 and $5,773,000 for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively, and charges against the allowance for doubtful accounts were approximately $832,000, $873,000 and $875,000 for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		January 28, 2017	January 30, 2016

	Land and improvements	$13,547	$13,523
	Buildings	35,415	35,498
	Leasehold improvements	95,829	106,393
	Fixtures and equipment	221,924	211,071
	Information technology equipment and software	51,630	50,937
	Construction in progress	6,542	2,568
	Total	424,887	419,990
	Less accumulated depreciation	298,501	281,687
	Property and equipment — net	$126,386	$138,303

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		January 28, 2017	January 30, 2016

	Accrued employment and related items	$19,049	$8,634
	Property and other taxes	17,763	17,160
	Accrued self-insurance	13,026	12,813
	Fixed Assets	1,099	2,876
	Other	10,376	11,403
	Total	$61,313	$52,886

8.    Financing Arrangements

As of January 28, 2017, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of January 28, 2017.  There were no borrowings outstanding under this credit facility as of January 28, 2017, January 30, 2016 or January 31, 2015.  At January 28, 2017, the weighted average interest rate under the credit facility was zero due to no borrowings outstanding at the end of the year.

At January 28, 2017, January 30, 2016 and January 31, 2015, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

      On March 22, 2017, the Company paid a quarterly dividend of $0.33 per share.

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 60% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 were approximately $1,234,000, $1,238,000 and $1,268,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $689,000 for the year ended January 28, 2017. The Company’s contribution for the year ended January 30, 2016 was $1,100,000 and year ended January 31, 2015 was $7,784,000.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2017	$71,999
2018	56,289
2019	40,452
2020	27,176
2021	16,584
Thereafter	10,823
Total minimum lease payments	$223,323

     The following schedule shows the composition of total rental expense for all leases (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Fiscal Year Ended
Minimum rentals	$70,681	$69,665	$66,040
Contingent rent	3	11	4
Total rental expense	$70,684	$69,676	$66,044

12.  Income Taxes:

     Unrecognized tax benefits for uncertain tax positions, primarily recorded in Other noncurrent liabilities, are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of January 28, 2017, the Company had gross unrecognized tax benefits totaling approximately $10.7 million, of which approximately $11.0 million (inclusive of interest) would affect the effective tax rate if recognized. The Company had approximately $4.1 million, $4.3 million and $4.8 million of interest and penalties accrued related to uncertain tax positions as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $716,000, $891,000 and $740,000 of interest and penalties in the Consolidated Statements of Income and Comprehensive Income for the years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2013.  In state and local tax jurisdictions, the Company has limited exposure before 2005.  During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range cannot be determined.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Fiscal Year Ended
Balances, beginning	$9,560	$9,431	$9,214
Additions for tax positions of the current year	2,618	1,452	877
Reduction for tax positions of prior years for:
Settlements during the period	(328)	(611)	(170)
Lapses of applicable statute of limitations	(1,182)	(712)	(490)
Balances, ending	$10,668	$9,560	$9,431

     The provision for income taxes consists of the following (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Fiscal Year Ended
Current income taxes:
Federal	$(411)	$29,076	$33,108
State	873	4,981	514
Foreign	2,053	197	-
Total	2,515	34,254	33,622
Deferred income taxes:
Federal	45	(1,953)	(1,863)
State	(644)	(104)	(611)
Foreign	(14)	88	(177)
Total	(613)	(1,969)	(2,651)
Total income tax expense	$1,902	$32,285	$30,971

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Significant components of the Company’s deferred tax assets and liabilities as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Allowance for doubtful accounts	$435	$502
Inventory valuation	2,841	3,063
Deferred lease liability	-	1,176
Non-deductible accrued liabilities	5,298	3,081
Other taxes	1,653	1,564
Federal benefit of uncertain tax positions	3,812	4,044
Equity compensation expense	6,077	4,888
Charitable contribution carryover	3,425	684
Other	2,525	2,048
Total deferred tax assets	26,066	21,050
Deferred tax liabilities
Property and equipment	9,564	8,095
Deferred lease liability	267	-
Unrealized gains on short-term investments	-	481
Healthcare expense	406	818
Incurred but not reported ("IBNR")	1,500	1,376
Other	556	-
Total deferred tax liabilities	12,293	10,770
Net deferred tax assets	$13,773	$10,280

     As of January 28, 2017, the Company has not provided deferred U.S. income taxes on approximately $23.5 million of undistributed earnings from non-U.S. subsidiaries, as these earnings are indefinitely reinvested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign taxes. The tax cost would depend on income tax laws and circumstances at the time of distribution.

     The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	January 28, 2017	January 30, 2016	January 31, 2015
Fiscal Year Ended
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	(0.2)	3.0	0.3
Tax credits	(4.1)	(1.8)	(1.8)
Tax exempt interest	(1.6)	(0.5)	(0.5)
Foreign rate differential	(13.4)	-	-
Uncertain tax positions	2.4	(0.3)	(0.3)
Charitable contribution of inventory	(13.1)	(1.5)	-
Effects of permanent differences	1.3	0.5	0.6
Other	(2.4)	(1.8)	0.6
Effective income tax rate	3.9%	32.6%	33.9%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Quarterly Financial Data (Unaudited):

     Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2016	First	Second	Third	Fourth
Total revenues	$287,973	$238,887	$209,262	$220,447
Gross profit (exclusive of depreciation)	124,000	89,828	75,635	65,121
Net income (loss)	35,874	15,887	8,260	(12,809)
Basic earnings per share	$1.29	$0.57	$0.30	$(0.48)
Diluted earnings per share	$1.29	$0.57	$0.30	$(0.48)

Fiscal 2015	First	Second	Third	Fourth
Total revenues	$283,899	$251,269	$225,467	$250,456
Gross profit (exclusive of depreciation)	121,379	96,786	85,204	91,242
Net income (loss)	31,083	15,594	8,320	11,845
Basic earnings per share	$1.11	$0.56	$0.30	$0.42
Diluted earnings per share	$1.11	$0.56	$0.30	$0.42

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

The Company operates its women’s fashion specialty retail stores in 33 states as of January 28, 2017, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes certain segment information (in thousands):

Fiscal 2016	Retail	Credit	Total

Revenues	$951,663	$4,906	$956,569
Depreciation	22,667	49	22,716
Interest and other income	7,041	-	7,041
Income before taxes	47,447	1,667	49,114
Capital expenditures	27,248	49	27,297

Fiscal 2015	Retail	Credit	Total

Revenues	$1,005,708	$5,383	$1,011,091
Depreciation	22,914	49	22,963
Interest and other income	3,456	-	3,456
Income before taxes	97,119	2,008	99,127
Capital expenditures	26,534	-	26,534

Fiscal 2014	Retail	Credit	Total

Revenues	$981,141	$5,773	$986,914
Depreciation	21,981	45	22,026
Interest and other income	3,445	-	3,445
Income before taxes	89,131	2,342	91,473
Capital expenditures	28,871	30	28,901

	Retail	Credit	Total

Total assets as of January 28, 2017	$554,716	$51,608	$606,324
Total assets as of January 30, 2016	585,635	56,709	642,344

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015

Bad debt expense	$832	$873	$875
Payroll	865	862	841
Postage	635	712	737
Other expenses	858	879	933
Total expenses	$3,190	$3,326	$3,386

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock Based Compensation:

      As of January 28, 2017, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees. The 2013 Incentive Compensation Plan and 2004 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of January 28, 2017:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
January 30, 2016	-	-	1,145,723	1,145,723
January 28, 2017	-	-	1,032,834	1,032,834

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period. As of January 28, 2017, there was $12,685,000 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.  The total grant date fair value of the shares recognized as compensation expense during the twelve months ended January 28, 2017, January 30, 2016 and January 31, 2015 was $4,091,000, $4,020,000 and $3,474,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the years ended January 28, 2017, January 30, 2016 and January 31, 2015:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2014	505,623	$24.52
Granted	206,713	28.25
Vested	(108,155)	22.41
Forfeited or expired	(51,686)	26.00

Restricted stock awards at January 31, 2015	552,495	$26.19
Granted	159,673	39.60
Vested	(87,130)	26.03
Forfeited or expired	(48,362)	28.83

Restricted stock awards at January 30, 2016	576,676	$29.71
Granted	148,591	36.83
Vested	(103,808)	25.19
Forfeited or expired	(60,136)	31.68

Restricted stock awards at January 28, 2017	561,323	$32.22

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month period ended January 28, 2017, the Company sold 17,455 shares to employees at an average discount of $5.07 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $88,000, $86,000 and $90,000 for fiscal years 2016, 2015 and 2014, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

The following is a summary of changes in stock options outstanding during the year ended January 28, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 30, 2016	20,127	$23.56	7.25 years	$195,433
Granted	-	-
Forfeited or expired	-
Exercised	(8,051)	23.56
Outstanding at January 28, 2017	12,076	$23.56	6.25 years	$179,449
Vested and exercisable at January 28, 2017	4,025	$23.56	6.25 years	$59,814

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

No options were granted in fiscal 2016, fiscal 2015 and fiscal 2014. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

The total intrinsic value of options exercised during the years ended January 28, 2017, January 30, 2016 and January 31, 2015 were $109,000, $0 and $11,000, respectively.

The stock option expense was $17,000 for the twelve months ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

            Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years, and expire no later than ten years after the grant date.

16.     Commitments and Contingencies:

      The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $9.8 million in accrued litigation expense at January 28, 2017.

      Although such litigation is routine and incidental to the conduct of our business, as with any business of our size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. Based on information currently available, management does not believe that any reasonably possible losses arising from current pending litigation will have a material adverse effect on our condensed consolidated financial statements. However, given the inherent uncertainties involved in such matters, an adverse outcome in one or more such matters could materially and adversely affect the Company’s financial condition, results of operations and cash flows in any particular reporting period. The Company accrues for these matters when the liability is deemed probable and reasonably estimable.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of January 28, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2016	$800
Other comprehensive income/(loss) before
reclassification	(843)

Amounts reclassified from accumulated
other comprehensive income (b)	(171)

Net current-period other comprehensive income/(loss)	(1,014)

Ending Balance at January 28, 2017	$(214)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

(b) Includes ($273) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($102). Amounts in parentheses indicate a debit/reduction to OCI.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of January 30, 2016:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2015	$786
Other comprehensive income/(loss) before
reclassification	(114)

Amounts reclassified from accumulated
other comprehensive income (b)	128

Net current-period other comprehensive income/(loss)	14

Ending Balance at January 30, 2016	$800

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 28, 2017.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 28, 2017, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2017 based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 28, 2017.

     PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 28, 2017, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended January 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2017 annual stockholders’ meeting (the “2017 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2016 Executive Compensation,” “Fiscal Year 2016 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2017 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of January 28, 2017.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)

Plan Category

Equity compensation plans approved
by security holders	12,076	$23.56	1,226,898
Equity compensation plans not
approved by security holders	-	-	-
Total	12,076	$23.56	1,226,898

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2013
Incentive Compensation Plan, 1,032,834 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 194,064 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2017 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2017 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm .............................................................	31

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.............................................................	32

Consolidated Balance Sheets at January 28, 2017 and January 30, 2016...........................................	33

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.............................................................................................................	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015...........................................................................................	35

Notes to Consolidated Financial Statements...................................................................................	36

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts.........................................................................	63

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
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended January 28, 2017, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (ii) Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

** Filed or submitted electronically herewith.

Item 16.	Form 10-K Summary:

      None.

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
Jeffrey R. Shock Senior Vice President Controller

Date: March 23, 2017

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2017 by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at February 1, 2014	$1,743		$10,556
Additions charged to costs and expenses	1,070		15,270
Additions (reductions) charged to other accounts	428	(c)	(680)
Deductions	(1,699)	(d)	(13,589)

Balance at January 31, 2015	1,542		11,557
Additions charged to costs and expenses	1,048		16,769
Additions (reductions) charged to other accounts	345	(c)	1,245
Deductions	(1,488)	(d)	(16,812)

Balance at January 30, 2016	$1,447		$12,759
Additions charged to costs and expenses	1,002		15,866
Additions (reductions) charged to other accounts	300	(c)	(105)
Deductions	(1,401)	(d)	(15,532)

Balance at January 28, 2017	$1,348		$12,988

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation, General Liability and Healthcare.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.