Form 10-Q
period 2017-04-29
CATO CORP
filed 2017-05-24
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 29, 2017, there were 23,999,753 shares of Class A common stock and 1,755,601 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended April 29, 2017

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended April 29, 2017 and April 30, 2016

Condensed Consolidated Balance Sheets		3
At April 29, 2017 and January 28, 2017

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended April 29, 2017 and April 30, 2016

Notes to Condensed Consolidated Financial Statements		5 - 15
For the Three Months Ended April 29, 2017 and April 30, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	April 29, 2017	April 30, 2016

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$237,655	$285,497
Other revenue (principally finance charges, late fees and
layaway charges)	2,086	2,476
Total revenues	239,741	287,973

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	145,783	163,973
Selling, general and administrative (exclusive of depreciation
shown below)	63,780	71,071
Depreciation	5,060	5,676
Interest and other income	(942)	(2,928)
Cost and expenses, net	213,681	237,792

Income before income taxes	26,060	50,181

Income tax expense	3,827	14,307

Net income	$22,233	$35,874

Basic earnings per share	$0.85	$1.29

Diluted earnings per share	$0.85	$1.29

Dividends per share	$0.33	$0.30

Comprehensive income:
Net income	$22,233	$35,874
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of $259 and $94 for April 29, 2017	433	153
and April 30, 2016, respectively
Comprehensive income	$22,666	$36,027

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 29, 2017	January 28, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$52,424	$47,234
Short-term investments	178,930	201,233
Restricted cash and investments	3,695	3,691
Accounts receivable, net of allowance for doubtful accounts of
$1,144 and $1,348 at April 29, 2017 and January 28, 2017, respectively	32,298	30,336
Merchandise inventories	131,784	145,682
Prepaid expenses and other current assets	14,571	15,632
Total Current Assets	413,702	443,808
Property and equipment – net	124,650	126,386
Noncurrent deferred income taxes	12,500	13,773
Other assets	22,718	22,357
Total Assets	$573,570	$606,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$83,125	$105,249
Accrued expenses	56,403	61,313
Accrued bonus and benefits	2,284	3,068
Accrued income taxes	2,282	2,282
Total Current Liabilities	144,094	171,912
Other noncurrent liabilities	49,675	50,509

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 23,999,753 shares and 24,853,129 shares
at April 29, 2017 and January 28, 2017, respectively	806	837
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,755,601 shares and
1,751,576 shares at April 29, 2017 and January 28, 2017, respectively	58	58
Additional paid-in capital	95,955	95,207
Retained earnings	282,763	288,015
Accumulated other comprehensive income	219	(214)
Total Stockholders' Equity	379,801	383,903
Total Liabilities and Stockholders’ Equity	$573,570	$606,324

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 29, 2017	April 30, 2016

	(Dollars in thousands)

Operating Activities:
Net income	$22,233	$35,874
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,060	5,676
Provision for doubtful accounts	54	246
Purchase premium and premium amortization of investments	657	4
Share-based compensation	449	394
Excess tax benefits from share-based compensation	-	(62)
Deferred income taxes	1,015	-
Loss on disposal of property and equipment	246	936
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(2,015)	(1,057)
Merchandise inventories	13,897	6,935
Prepaid and other assets	936	(462)
Accrued income taxes	-	10,551
Accounts payable, accrued expenses and other liabilities	(26,932)	(22,875)
Net cash provided by operating activities	15,600	36,160

Investing Activities:
Expenditures for property and equipment	(3,446)	(6,030)
Purchase of short-term investments	(9,770)	(36,900)
Sales of short-term investments	32,304	10,683
Purchase of other assets	(654)	(63)
Change in restricted cash and investments	(5)	(2)
Net cash provided/(used) in investing activities	18,429	(32,312)

Financing Activities:
Dividends paid	(8,677)	(8,318)
Repurchase of common stock	(20,464)	(7,100)
Proceeds from line of credit	21,000	-
Payments to line of credit	(21,000)	-
Proceeds from employee stock purchase plan	207	209
Excess tax benefits from share-based compensation	-	62
Proceeds from stock options exercised	95	230
Net cash used in financing activities	(28,839)	(14,917)

Net increase/(decrease) in cash and cash equivalents	5,190	(11,069)

Cash and cash equivalents at beginning of period	47,234	67,057
Cash and cash equivalents at end of period	$52,424	$55,988

Non-cash activity:
Accrued other assets and property and equipment	$999	$218
Accrued treasury stock	231	-

See notes to condensed consolidated financial statements (unaudited).

5

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 1- GENERAL:

The condensed consolidated financial statements as of April 29, 2017 and for the thirteen week period ended April 29, 2017 and April 30, 2016 have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.  Amounts as of January 28, 2017 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On May 19, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of May 24, 2017 the Company repurchased 120,035 shares for $2,674,769.

During the first quarter of 2017, the Company changed its estimates for unrecognized benefits of uncertain tax positions. As a result of this change in estimate, Income tax expense decreased by $1.5 million, Other noncurrent liabilities decreased by $2.5 million, and Noncurrent deferred income taxes decreased by $1.0 million.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 2- EARNINGS PER SHARE:

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

	Three Months Ended
	April 29, 2017	April 30, 2016
	(Dollars in thousands)
Numerator
Net earnings	$22,233	$35,874
Earnings allocated to non-vested equity awards	(464)	(727)
Net earnings available to common stockholders	$21,769	$35,147

Denominator
Basic weighted average common shares outstanding	25,735,978	27,178,974
Dilutive effect of stock options	-	1,877
Diluted weighted average common shares outstanding	25,735,978	27,180,851

Net income per common share
Basic earnings per share	$0.85	$1.29
Diluted earnings per share	$0.85	$1.29

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 3– ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended April 29, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2017	$(214)
Other comprehensive income before
reclassification	436

Amounts reclassified from accumulated
other comprehensive income (b)	(3)

Net current-period other comprehensive income	433

Ending Balance at April 29, 2017	$219

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes ($6) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($3).

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 4– FINANCING ARRANGEMENTS:

As of April 29, 2017, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2018.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 29, 2017.  There were no borrowings outstanding under this credit facility at April 29, 2017 or January 28, 2017.  The weighted average interest rate under the credit facility was zero at April 29, 2017 due to no borrowings outstanding.

At April 29, 2017 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of April 29, 2017, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
April 29, 2017	Retail	Credit	Total

Revenues	$238,642	$1,099	$239,741
Depreciation	5,048	12	5,060
Interest and other income	(942)	-	(942)
Income before taxes	25,619	441	26,060
Capital expenditures	3,446	-	3,446

Three Months Ended
April 30, 2016	Retail	Credit	Total

Revenues	$286,703	$1,270	$287,973
Depreciation	5,664	12	5,676
Interest and other income	(2,928)	-	(2,928)
Income before taxes	49,838	343	50,181
Capital expenditures	6,030	-	6,030

	Retail	Credit	Total

Total assets as of April, 29, 2017	$523,286	$50,284	$573,570
Total assets as of January, 28, 2017	554,716	51,608	606,324

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

Bad debt expense	$54	$246
Payroll	221	231
Postage	137	180
Other expenses	234	258

Total expenses	$646	$915

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 6– STOCK BASED COMPENSATION:

As of April 29, 2017, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of April 29, 2017, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of April 29, 2017:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
April 29, 2017	-	-	1,047,261	1,047,261

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of April 29, 2017 and January 28, 2017, there was $11,404,000 and $12,685,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.2 years and 2.5 years, respectively. The total fair value of the shares recognized as compensation expense during the three months ended April 29, 2017 was $408,000 compared to $353,000 for the three months ended April 30, 2016.  These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the three months ended April 29, 2017:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2017	561,323	$32.22
Granted	-	-
Vested	-	-
Forfeited or expired	(18,595)	32.41
Restricted stock awards at April 29, 2017	542,728	$32.21

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended April 29, 2017 and April 30, 2016, the Company sold 11,215 and 7,048 shares to employees at an average discount of $3.27 and $5.23 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $37,000 for the three months ended April 29, 2017 and April 30, 2016.  These expenses are classified as a component of Selling, general and administrative expenses.

As of May 1, 2017, the Company granted 191,919 shares of additional restricted stock to officers and key employees. The shares have a weighted average grant date fair value of $22.44 and will vest over five years at the rate of 33% in each of the third and fourth years and 34% in the fifth. The calculated unearned compensation expense of $4,307,000 will be charged as a component of additional paid-in capital and amortized to compensation expense over the related vesting term.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of April 29, 2017 and January 28, 2017:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	April 29, 2017	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$152,515	$-	$152,515	$-
Corporate Bonds	24,852	-	24,852	-
U.S. Treasury Notes	802	802	-	-
Cash Surrender Value of Life Insurance	8,095	-	-	8,095
Asset-backed Securities (ABS)	1,562	-	1,562	-
Corporate Equities	751	751	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$188,677	$1,653	$178,929	$8,095

Liabilities:
Deferred Compensation	(7,959)	-	-	(7,959)
Total Liabilities	$(7,959)	$-	$-	$(7,959)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at April 29, 2017 and January 28, 2017.  The state, municipal and corporate bonds have contractual maturities which range from two days to 30.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from five months to one year. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at April 29, 2017, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.1 million.  At January 28, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.0 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of April 29, 2017 and April 30, 2016 (dollars in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2017	$7,973
Redemptions	-
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	122
Included in other comprehensive income	-
Ending Balance at April 29, 2017	$8,095

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2017	$(7,649)
Redemptions	-
Additions	(125)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(185)
Included in other comprehensive income	-
Ending Balance at April 29, 2017	$(7,959)

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2016	$6,409
Redemptions	-
Additions	809
Total gains or (losses)
Included in interest and other income (or changes in net assets)	234
Included in other comprehensive income	-
Ending Balance at April 30, 2016	$7,452

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2016	$(6,187)
Redemptions	-
Additions	(836)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(290)
Ending Balance at April 30, 2016	$(7,313)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Policies

In July 2015, the Financial Accounting Standards Board issued an accounting standards update that will simplify the measurement of inventory for companies. The standard differentiates the valuation methods used to measure inventory based on the type of inventory method utilized by a company. Companies using the first-in, first-out method and the average cost method will measure inventory at the net realizable value method to measure inventory. Companies using the last-in, first-out method and the retail method will use the lower of cost or market to measure inventory. The standard is effective for the Company’s first quarter of its 2017 fiscal year. In the first quarter of 2017, the Company adopted this new guidance and it did not have a material impact on the financial statements.

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

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year, and early adoption is permitted. This standard will primarily impact our gift card and credit card sales transactions whereby estimated gift card breakage and estimated credit card bad debts will be recognized at the time the initial revenue is recorded. The Company is continuing to assess the impact of this new standard.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first quarter of 2017 of 14.7% compared to an effective tax rate of 28.5% for the first quarter of 2016. The decrease in the effective tax rate was primarily due to lower earnings, a higher proportion of income being generated from jurisdictions with lower tax rates, favorable adjustments and ongoing savings from tax initiatives. The decrease in the effective tax rate was also due to a change in estimate for uncertain tax positions. See Note 1, General.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017 AND APRIL 30, 2016

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $9.9 million in accrued litigation expense at April 29, 2017.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	April 29, 2017	April 30, 2016
Total retail sales	100.0%	100.0%
Other revenue	0.9	0.9
Total revenues	100.9	100.9
Cost of goods sold (exclusive of depreciation)	61.3	57.4
Selling, general and administrative (exclusive of depreciation)	26.8	24.9
Depreciation	2.1	2.0
Interest and other income	(0.4)	(1.0)
Income before income taxes	11.0	17.6
Net income	9.4	12.6

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First Quarter of 2017 with 2016

Total retail sales for the first quarter were $237.7 million compared to last year’s first quarter sales of $285.5 million.  Sales decreased primarily due to a 17.0% decrease in same-store sales. Same store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 2% of sales for the first quarter of fiscal 2017 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, shipping charged to customers for e-commerce purchases and layaway fees), were $239.7 million for the first quarter ended April 29, 2017, compared to $288.0 million for the first quarter ended April 30, 2016. The Company operated 1,374 stores at April 29, 2017 compared to 1,372 stores at the end of last fiscal year’s first quarter.  For the first three months of fiscal 2017 the Company opened three new stores and relocated one store.  The Company currently expects to open approximately nine stores, relocate approximately eight stores and close approximately 19 stores in fiscal 2017.

Credit revenue of $1.1 million represented 0.5% of total revenues in the first quarter of fiscal 2017, compared to 2016 credit revenue of $1.3 million or 0.4% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses, and totaled $0.6 million in the first quarter of 2017, compared to last year’s first quarter expenses of $0.9 million.

Other revenue, a component of total revenues, was $2.1 million for the first quarter of fiscal 2017, compared to $2.5 million for the prior year’s comparable first quarter. The decrease resulted primarily from lower layaway charges, credit revenue and finance charges.

Cost of goods sold was $145.8 million, or 61.3% of retail sales for the first quarter of fiscal 2017, compared to $164.0 million, or 57.4% of retail sales in the first quarter of fiscal 2016.  The overall increase in cost of goods sold as a percent of retail sales for the first quarter of 2017 resulted primarily from lower sales of regular priced goods and higher sales of markdown goods. In addition, occupancy, purchasing and sourcing costs as a percent of retail sales increased due to much lower retail sales. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 24.4% to $91.9 million for the first quarter of fiscal 2017 compared to $121.5 million in the first quarter of fiscal 2016.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses decreased 10.3% to $63.8 million, or 26.8% of retail sales for the first quarter of fiscal 2017, compared to $71.1 million, or 24.9% of retail sales in the first quarter of fiscal 2016. The dollar decrease was primarily attributable to lower corporate expenses, store expenses and incentive compensation.

Depreciation expense was $5.1 million, or 2.1% of retail sales for the first quarter of fiscal 2017, compared to $5.7 million, or 2.0% of retail sales for the first quarter of fiscal 2016.

Interest and other income was $0.9 million, or 0.4% of retail sales for the first quarter of fiscal 2017, compared to $2.9 million, or 1.0% of retail sales for the first quarter of fiscal 2016.  The decrease was primarily attributable to lower gift card breakage income as 2016 included the effect of the Company’s change in estimate for the recognition of unredeemed gift card breakage income.

Income tax expense was $3.8 million or 1.6% of retail sales for the first quarter of fiscal 2017, compared to $14.3 million, or 5.0% of retail sales for the first quarter of fiscal 2016. The 2017 quarter decrease resulted from a lower effective tax rate.  The effective income tax rate for the first quarter of fiscal 2017 was 14.7% compared to 28.5% for the first quarter of 2016. The decrease in the 2017 first quarter tax rate was primarily due to lower earnings, a higher proportion of income being generated from jurisdictions with lower tax rates, favorable adjustments and ongoing savings from tax initiatives.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2017 was $15.6 million as compared to $36.2 million in the first three months of fiscal 2016. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at April 29, 2017 and January 28, 2017.

Cash provided by operating activities for the first three months of fiscal 2017 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $20.6 million for the first three months of fiscal 2017 as compared to the first three months of fiscal 2016 was primarily due to a decrease in net income and accrued taxes, partially offset by inventories.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2017 and the next 12 months.

At April 29, 2017, the Company had working capital of $269.6 million compared to $271.9 million at January 28, 2017.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At April 29, 2017 and January 28, 2017, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2018. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of April 29, 2017.  There were no borrowings outstanding under the credit facility as of April 29, 2017 and January 28, 2017.

At April 29, 2017 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $3.4 million in the first three months of fiscal 2017, compared to $6.0 million in last year’s first three months.  The expenditures for the first three months of 2017 were primarily for the development of three new stores and one relocated store, additional investments in new technology and home office renovations.  For the full fiscal 2017 year, the Company expects to invest approximately $16 million for capital expenditures to open approximately nine new stores, relocate approximately eight stores and upgrade merchandise systems.

Net cash provided by investing activities totaled $18.4 million in the first three months of fiscal 2017 compared to $32.3 million used in the comparable period of fiscal 2016, primarily due to an increase in the sale of short-term investments and a decrease in the purchase of short-term investments, partially offset by an increase in the purchase of other assets.

Net cash used in financing activities totaled $28.8 million in the first three months of fiscal 2017 compared to $14.9 million used in the comparable period of fiscal 2016 primarily due to an increase in share repurchases.

On May 19, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of April 29, 2017, the Company had 1,778,641 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at April 29, 2017 and January 28, 2017.  The state, municipal and corporate bonds have contractual maturities which range from two days to 30.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from five months to one year. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at April 29, 2017, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.1 million.  At January 28, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.0 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 29, 2017.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 29, 2017, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended April 29, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 1A.  RISK FACTORS

            In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 28, 2017.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table summarizes the Company’s purchases of its common stock for the three months ended April 29, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2017	140,000	$25.52	140,000
March 2017	326,600	21.57	326,600
April 2017	379,400	21.68	379,400
Total	846,000	$22.27	846,000	1,778,641

(1)   Prices include trading costs.

(2)   As of January 28, 2017, the Company’s share repurchase program had 2,624,641 shares remaining in open authorizations.  During the first quarter ending April 29, 2017, the Company repurchased and retired 846,000 shares under this program for approximately $18,841,417 or an average market price of $22.27 per share.  As of the first quarter ending April 29, 2017, the Company had 1,778,641 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended April 29, 2017 and April 30, 2016;  (ii) Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017;  (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 29, 2017 and April 30, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

May 24, 2017	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

May 24, 2017	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer