Form 10-Q
period 2017-07-29
CATO CORP
filed 2017-08-25
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

As of July 29, 2017, there were 23,683,331 shares of Class A common stock and 1,755,601 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 29, 2017

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Six Months Ended July 29, 2017 and July 30, 2016

Condensed Consolidated Balance Sheets		4
At July 29, 2017 and January 28, 2017

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended July 29, 2017 and July 30, 2016

Notes to Condensed Consolidated Financial Statements		6 – 17
For the Three Months and Six Months Ended July 29, 2017 and July 30, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$205,026	$236,654	$442,681	$522,151
Other revenue (principally finance charges, late fees and
layaway charges)	1,935	2,233	4,021	4,709
Total revenues	206,961	238,887	446,702	526,860

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	141,258	149,059	287,041	313,032
Selling, general and administrative (exclusive of depreciation
shown below)	64,280	67,555	128,062	138,626
Depreciation	4,882	5,672	9,942	11,348
Interest and other income	(1,329)	(1,377)	(2,272)	(4,305)
Cost and expenses, net	209,091	220,909	422,773	458,701

Income/(Loss) before income taxes	(2,130)	17,978	23,929	68,159

Income tax (benefit)/expense	(1,249)	2,091	2,578	16,398

Net (loss)/income	$(881)	$15,887	$21,351	$51,761

Basic earnings/(loss) per share	$(0.03)	$0.57	$0.82	$1.86

Diluted earnings/(loss) per share	$(0.03)	$0.57	$0.82	$1.86

Dividends per share	$0.33	$0.33	$0.66	$0.63

Comprehensive income:
Net income/(loss)	$(881)	$15,887	$21,351	$51,761
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $114 and $373 for the three and
six months ended July 29, 2017 and $276 and $370 for
the three and six months ended July 30, 2016, respectively	192	459	625	612
Comprehensive income/(loss)	$(689)	$16,346	$21,976	$52,373

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 29, 2017	January 28, 2017

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$77,746	$47,234
Short-term investments	159,887	201,233
Restricted cash and investments	3,703	3,691
Accounts receivable, net of allowance for doubtful accounts of
$1,141 and $1,348 at July 29, 2017 and January 28, 2017, respectively	29,555	30,336
Merchandise inventories	106,197	145,682
Prepaid expenses and other current assets	14,451	15,632
Total Current Assets	391,539	443,808
Property and equipment – net	122,457	126,386
Noncurrent deferred income taxes	12,386	13,773
Other assets	22,657	22,357
Total Assets	$549,039	$606,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$74,544	$105,249
Accrued expenses	57,569	61,313
Accrued bonus and benefits	3,130	3,068
Accrued income taxes	2,282	2,282
Total Current Liabilities	137,525	171,912
Other noncurrent liabilities	48,910	50,509

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 23,683,331 shares and 24,853,129 shares
at July 29, 2017 and January 28, 2017, respectively	796	837
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,755,601 shares and 1,751,576 shares
at July 29, 2017 and January 28, 2017, respectively	58	58
Additional paid-in capital	97,306	95,207
Retained earnings	264,033	288,015
Accumulated other comprehensive income/(loss)	411	(214)
Total Stockholders' Equity	362,604	383,903
Total Liabilities and Stockholders' Equity	$549,039	$606,324

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 29, 2017	July 30, 2016

	(Dollars in thousands)

Operating Activities:
Net income	$21,351	$51,761
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	9,942	11,348
Provision for doubtful accounts	258	442
Purchase premium and premium amortization of investments	1,854	(1,255)
Share-based compensation	1,778	1,856
Excess tax benefits from share-based compensation	-	(125)
Deferred income taxes	1,015	-
Loss on disposal of property and equipment	592	974
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	523	2,032
Merchandise inventories	39,485	7,086
Prepaid and other assets	892	(1,279)
Accrued income taxes	-	(132)
Accounts payable, accrued expenses and other liabilities	(34,287)	(17,701)
Net cash provided by operating activities	43,403	55,007

Investing Activities:
Expenditures for property and equipment	(6,425)	(9,952)
Purchase of short-term investments	(15,770)	(84,806)
Sales of short-term investments	56,461	40,502
Purchase of other assets	(661)	(167)
Change in restricted cash and investments	(13)	(6)
Net cash provided/(used) in investing activities	33,592	(54,429)

Financing Activities:
Dividends paid	(17,204)	(17,489)
Repurchase of common stock	(29,618)	(7,696)
Proceeds from line of credit	21,000	-
Payments to line of credit	(21,000)	-
Proceeds from employee stock purchase plan	244	244
Excess tax benefits from share-based compensation	-	125
Proceeds from stock options exercised	95	230
Net cash used in financing activities	(46,483)	(24,586)

Net increase/(decrease) in cash and cash equivalents	30,512	(24,008)

Cash and cash equivalents at beginning of period	47,234	67,057
Effect of exchange rate on cash	-	-
Cash and cash equivalents at end of period	$77,746	$43,049

Non-cash activity:
Accrued other assets and property and equipment	$830	$763
Accrued treasury stock	423	-

See notes to condensed consolidated financial statements (unaudited).

5

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 29, 2017 and July 30, 2016 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

In August 2017, the Company repurchased 247,100 shares of its Class A common stock for $3,561,926.

On August 24, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

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

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(Dollars in thousands)
Numerator
Net earnings/(loss)	$(881)	$15,887	$21,351	$51,761
Earnings(loss) allocated to non-vested equity awards	28	(312)	(466)	(1,048)
Net earnings/(loss) available to common stockholders	$(853)	$15,575	$20,885	$50,713

Denominator
Basic weighted average common shares outstanding	25,177,180	27,203,160	25,456,579	27,191,066
Dilutive effect of stock options	-	2,051	-	1,974
Diluted weighted average common shares outstanding	25,177,180	27,205,211	25,456,579	27,193,040

Net income/(loss) per common share
Basic earnings/(loss) per share	$(0.03)	$0.57	$0.82	$1.86
Diluted earnings/(loss) per share	$(0.03)	$0.57	$0.82	$1.86

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended July 29, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at April 29, 2017	$219
Other comprehensive income before
reclassification	186

Amounts reclassified from accumulated
other comprehensive income (b)	6

Net current-period other comprehensive income	192

Ending Balance at July 29, 2017	$411

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $10 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $4.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income/(loss) (in thousands) for the six months ended July 29, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2017	$(214)
Other comprehensive income before
reclassification	622

Amounts reclassified from accumulated
other comprehensive income (b)	3

Net current-period other comprehensive income	625

Ending Balance at July 29, 2017	$411

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $5 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $2.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 29, 2017, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2020.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 29, 2017.  There were no borrowings outstanding under this credit facility during the periods ended July 29, 2017 or January 28, 2017.  The weighted average interest rate under the credit facility was zero at July 29, 2017 due to no borrowings outstanding.

At July 29, 2017 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of July 29, 2017, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 29, 2017	Retail	Credit	Total	July 29, 2017	Retail	Credit	Total

Revenues	$205,911	$1,050	$206,961	Revenues	$444,553	$2,149	$446,702
Depreciation	4,871	11	4,882	Depreciation	9,919	23	9,942
Interest and other income	(1,329)	-	(1,329)	Interest and other income	(2,272)	-	(2,272)
Income/(Loss) before income taxes	(2,433)	303	(2,130)	Income/(Loss) before income taxes	23,185	744	23,929
Capital expenditures	2,980	-	2,980	Capital expenditures	6,425	-	6,425

Three Months Ended				Six Months Ended
July 30, 2016	Retail	Credit	Total	July 30, 2016	Retail	Credit	Total

Revenues	$237,645	$1,242	$238,887	Revenues	$524,348	$2,512	$526,860
Depreciation	5,660	12	5,672	Depreciation	11,323	25	11,348
Interest and other income	(1,377)	-	(1,377)	Interest and other income	(4,305)	-	(4,305)
Income/(Loss) before income taxes	17,481	497	17,978	Income/(Loss) before income taxes	67,319	840	68,159
Capital expenditures	3,922	-	3,922	Capital expenditures	9,952	-	9,952

	Retail	Credit	Total

Total assets as of July 29, 2017	$492,342	$56,697	$549,039
Total assets as of January 28, 2017	554,716	51,608	606,324

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Bad debt expense	$204	$196	$258	$442
Payroll	223	205	444	436
Postage	136	155	273	335
Other expenses	173	177	407	434
Total expenses	$736	$733	$1,382	$1,647

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 6 – STOCK-BASED COMPENSATION:

As of July 29, 2017, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of July 29, 2017, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of July 29, 2017:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
July 29, 2017	-	-	845,052	845,052

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 29, 2017 and January 28, 2017, there was  $14,383,000 and $12,685,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.4 years and 2.5 years, respectively. The total fair value of the shares recognized as compensation expense during the three and six months ended July 29, 2017 was $1,318,000 and $1,726,000, respectively, compared to $1,449,000 and $1,802,000, respectively, for the three and six months ended July 30, 2016. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended July 29, 2017:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2017	561,323	$32.22
Granted	191,919	22.44
Vested	(125,761)	26.40
Forfeited or expired	(18,595)	32.41
Restricted stock awards at July 29, 2017	608,886	$30.33

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 29, 2017 and July 30, 2016, the Company sold 13,619 and 8,143 shares to employees at an average discount of $3.17 and $5.29 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $43,000 for the six months ended July 29, 2017 and July 30, 2016, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of July 29, 2017 and January 28, 2017:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 29, 2017	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$134,967	$-	$134,967	$-
Corporate Bonds	23,950	-	23,950	-
U.S. Treasury Notes	804	804	-	-
Cash Surrender Value of Life Insurance	8,247	-	-	8,247
Asset-backed Securities (ABS)	969	-	969	-
Corporate Equities	657	657	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$169,694	$1,561	$159,886	$8,247

Liabilities:
Deferred Compensation	(8,336)	-	-	(8,336)
Total Liabilities	$(8,336)	$-	$-	$(8,336)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 29, 2017 and January 28, 2017.  The state, municipal and corporate bonds have contractual maturities which range from three days to  30.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to eight months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at July 29, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.2 million.  At January 28, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.0 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of July 29, 2017 and January 28, 2017 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2017	$7,973
Redemptions	-
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	274
Included in other comprehensive income	-
Ending Balance at July 29, 2017	$8,247

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2017	$(7,649)
Additions	(313)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(374)
Included in other comprehensive income	-
Ending Balance at July 29, 2017	$(8,336)

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2016	$6,409
Redemptions	-
Additions	1,028
Total gains or (losses)
Included in interest and other income (or changes in net assets)	399
Included in other comprehensive income	-
Ending Balance at July 30, 2016	$7,836

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2016	$(6,187)
Additions	(1,018)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(518)
Included in other comprehensive income	-
Ending Balance at July 30, 2016	$(7,723)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Policies

In July 2015, the Financial Accounting Standards Board issued an accounting standards update that will simplify the measurement of inventory for companies. The standard differentiates the valuation methods used to measure inventory based on the type of inventory method utilized by a company. Companies using the first-in, first-out method and the average cost method will measure inventory at the net realizable value method to measure inventory. Companies using the last-in, first-out method and the retail method will use the lower of cost or market to measure inventory. The standard was effective for the Company’s first quarter of its 2017 fiscal year. In the first quarter of 2017, the Company adopted this new guidance and it did not have a material impact on the financial statements.

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

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year, and early adoption is permitted. This standard will primarily impact our gift card and credit card sales transactions whereby estimated gift card breakage and estimated credit card bad debts will be recognized at the time the initial revenue is recorded. Based on its assessment to date, the Company intends to apply the standard retroactively in accordance with ASU 606-10-65-1. The Company is continuing to assess the impact of this new standard on its consolidated financial statements.

NOTE 9 – INCOME TAXES:

The Company had a $1.2 million tax benefit for the quarter ended July 29, 2017 compared to a $2.1 million expense for the quarter ended July 30, 2016. For the first six months of 2017, the Company’s effective tax rate was 10.8% compared to 24.1% for the first six months of 2016. The decrease in the effective tax rate is attributable to lower earnings, a higher proportion of income being generated from jurisdictions with lower tax rates, ongoing savings from tax initiatives, and a change in estimate for uncertain tax positions. See Note 1, General.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2017 AND JULY 30, 2016

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $10.1 million in accrued litigation expense at July 29, 2017.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.9	0.9	0.9	0.9
Total revenues	100.9	100.9	100.9	100.9
Cost of goods sold (exclusive of depreciation)	68.9	63.0	64.8	60.0
Selling, general and administrative (exclusive of depreciation)	31.4	28.5	28.9	26.5
Depreciation	2.4	2.4	2.2	2.2
Interest and other income	(0.6)	(0.6)	(0.5)	(0.8)
Income before income taxes	1.0	7.6	5.4	13.1
Net (loss)/income	0.4	6.7	4.8	9.9

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Six Months ended July 29, 2017 with July 30, 2016

Total retail sales for the second quarter were $205.0 million compared to last year’s second quarter sales of $236.7 million, a 13.4% decrease. The Company’s second quarter of fiscal 2017 sales decreased primarily due to a 13.9% decrease in same-store sales, partially offset by sales from non-comparable stores. For the six months ended July 29, 2017, total retail sales were $442.7 million compared to last year’s comparable six month sales of $522.2 million. Sales in the first six months of fiscal 2017 decreased primarily due to a 15.5% decrease in same-store sales, partially offset by sales from non-comparable stores. Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 2% of sales for the six months ended July 29, 2017 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $207.0 million and $446.7 million for the three and six months ended July 29, 2017, compared to $238.9 million and $526.9 million for the three and six months ended July 30, 2016, respectively. The Company operated 1,374 stores at July 29, 2017 compared to 1,373 stores at the end of last year’s second quarter.  For the first six months of fiscal 2017, the Company opened five new stores, relocated two stores and closed two stores.  In total, the Company currently expects to open approximately six stores, relocate three stores and close 24 stores in fiscal 2017.

Credit revenue of $1.1 million represented 0.5% of total revenues in the second quarter of fiscal 2017, compared to 2016 credit revenue of $1.2 million or 0.5% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.7 million in the second quarter of fiscal 2017, compared to last year’s second quarter expense of $0.7 million.

Other revenue in total, as included in total revenues, was $1.9 million and $4.0 million for the three and six months ended July 29, 2017, compared to $2.2 million and $4.7 million for the prior year’s comparable three and six month periods. The overall decrease in the three and six months ended July 29, 2017 resulted primarily from lower layaway charges and credit revenue.

Cost of goods sold was $141.3 million, or 68.9% of retail sales and $287.0 million or 64.8% of retail sales for the three and six months ended July 29, 2017, compared to $149.1 million, or 63.0% of retail sales and $313.0 million, or 59.9% of retail sales for the comparable three and six month periods of fiscal 2016.  The overall increase in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2017 resulted primarily from lower sales of regular priced goods and higher sales of markdown goods. In addition, occupancy, purchasing and sourcing costs as a percent of retail sales increased due to much lower retail sales. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 27.2% to $63.8 million for the second quarter of fiscal 2017 and decreased by 25.6% to $155.6 million for the first six months of fiscal 2017 compared to $87.6 million and $209.1 million for the prior year’s comparable three and six months of fiscal 2016.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $64.3 million, or 31.4% of retail sales and $128.1 million, or 28.9% of retail sales for the second quarter and first six months of fiscal 2017, respectively, compared to $67.6 million, or 28.5% of retail sales and $138.6 million, or 26.5% of retail sales for the prior year’s comparable three and six month periods.  The decrease in SG&A expense for the second quarter and for the first six months of fiscal 2017 was primarily attributable to lower litigation costs and store expenses, partially offset by higher insurance costs.

Depreciation expense was $4.9 million, or 2.4% of retail sales and $9.9 million, or 2.2% of retail sales for the second quarter and first six months of fiscal 2017, respectively, compared to $5.7 million, or 2.4% of retail sales and $11.3 million or 2.2% of retail sales for the comparable three and six month periods of fiscal 2016, respectively.

Interest and other income was $1.3 million, or 0.6% of retail sales and $2.3 million, or 0.5% of retail sales for the three and six months ended July 29, 2017, respectively, compared to $1.4 million, or 0.6% of retail sales and $4.3 million, or 0.8% of retail sales for the comparable three and six month periods of fiscal 2016, respectively.  The decrease for the first six months of fiscal 2017 compared to 2016 is primarily attributable to lower gift card breakage income as fiscal 2016 included the effect of the Company’s change in the recognition of unredeemed gift card breakage income.

Income tax benefit was $1.2 million and income tax expense of $2.6 million for the second quarter and first six months of fiscal 2017, respectively, compared to $2.1 million and $16.4 million for the comparable three and six month periods of fiscal 2016, respectively. For the first six months of 2017, the Company’s effective tax rate was 10.8% compared to 24.1% for the first six months of 2016. The decrease in the effective tax rate is attributable to lower earnings, a higher proportion of income being generated from jurisdictions with lower tax rates, ongoing savings from tax initiatives, and a change in estimate for uncertain tax positions. See Note 1, General.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2017 was $43.4 million as compared to $55.0 million in the first six months of fiscal 2016. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at July 29, 2017 and January 28, 2017.

Cash provided by operating activities for the first six months of fiscal 2017 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $11.6 million for the first six months of fiscal 2017 as compared to the first six months of fiscal 2016 was primarily due to a decrease in net income and accounts payable, accrued expenses and other liabilities, partially offset by a decrease in merchandise inventories.

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

At July 29, 2017, the Company had working capital of $254.0 million compared to $271.9 million at January 28, 2017.

At July 29, 2017 and January 28, 2017, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2020. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 29, 2017. There were no borrowings outstanding under the credit facility as of July 29, 2017 and January 28, 2017.

At July 29, 2017 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $6.4 million in the first six months of fiscal 2017, compared to $10.0 million in last fiscal year’s first six months.  The expenditures for the first six months of fiscal 2017 were primarily for the development of five new stores and additional investments in new technology. For the full fiscal 2017 year, the Company expects to invest approximately $13.2 million for capital expenditures to open approximately six new stores, relocate approximately three stores and upgrade merchandise systems.

Net cash provided by investing activities totaled $33.6 million in the first six months of fiscal 2017 compared to net cash of $54.4 million used in the comparable period of 2016.  Net cash provided in 2017 is primarily attributable to higher sales of short-term investments, partially offset by a decrease in the purchase of short-term investments and lower capital expenditures.

Net cash used in financing activities totaled $46.5 million in the first six months of fiscal 2017 compared to $24.6 million used in the comparable period of fiscal 2016.  The increase was primarily due to larger share repurchases.

On August 24, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of July 29, 2017, the Company had 1,257,606 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 29, 2017 and January 28, 2017.  The state, municipal and corporate bonds have contractual maturities which range from three days to  30.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two months to eight months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at July 29, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.2 million.  At January 28, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.0 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 29, 2017.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 29, 2017, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 29, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended July 29, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2017	120,035	$22.28	120,035
June 2017	-	-	-
July 2017	401,000	16.64	401,000
Total	521,035	$17.94	521,035	1,257,606

(1)   Prices include trading costs.

(2)   As of April 29, 2017, the Company’s share repurchase program had 1,778,641 shares remaining in open authorizations. During the second quarter ending July 29, 2017, the Company repurchased and retired 521,035 shares under this program for approximately $9,346,469 or an average market price of $17.94 per share. As of the second quarter ended July 29, 2017, the Company had 1,257,606 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended July 29, 2017 and July 30, 2016;  (ii) Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017;  (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 29, 2017 and July 30, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

August 25, 2017	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 25, 2017	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer