Form 10-Q
period 2017-10-28
CATO CORP
filed 2017-11-21
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

As of October 28, 2017, there were 23,276,248 shares of Class A common stock and 1,755,601 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 28, 2017

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Nine Months Ended October 28, 2017 and October 29, 2016

Condensed Consolidated Balance Sheets		4
At October 28, 2017 and January 28, 2017

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended October 28, 2017 and October 29, 2016

Notes to Condensed Consolidated Financial Statements		6 – 18
For the Three Months and Nine Months Ended October 28, 2017 and October 29, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$188,368	$207,022	$631,049	$729,173
Other revenue (principally finance charges, late fees and
layaway charges)	1,905	2,240	5,926	6,949
Total revenues	190,273	209,262	636,975	736,122

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	124,462	133,627	411,503	446,658
Selling, general and administrative (exclusive of depreciation
shown below)	62,100	67,815	190,162	206,441
Depreciation	5,047	5,734	14,989	17,082
Interest and other income	(1,200)	(1,288)	(3,472)	(5,593)
Cost and expenses, net	190,409	205,888	613,182	664,588

Income/(Loss) before income taxes	(136)	3,374	23,793	71,534

Income tax (benefit)/expense	(2,830)	(4,886)	(252)	11,513

Net income	$2,694	$8,260	$24,045	$60,021

Basic earnings per share	$0.11	$0.30	$0.93	$2.17

Diluted earnings per share	$0.11	$0.30	$0.93	$2.17

Dividends per share	$0.33	$0.33	$0.99	$0.96

Comprehensive income:
Net income	$2,694	$8,260	$24,045	$60,021
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($101) and $272 for the three and
nine months ended October 28, 2017 and ($530) and ($160) for
the three and nine months ended October 29, 2016, respectively	(170)	(881)	455	(269)
Comprehensive income	$2,524	$7,379	$24,500	$59,752

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 28, 2017	January 28, 2017

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$78,666	$47,234
Short-term investments	136,207	201,233
Restricted cash and investments	3,711	3,691
Accounts receivable, net of allowance for doubtful accounts of
$1,145 and $1,348 at October 28, 2017 and January 28, 2017, respectively	30,507	30,336
Merchandise inventories	127,763	145,682
Prepaid expenses and other current assets	16,563	15,632
Total Current Assets	393,417	443,808
Property and equipment – net	120,179	126,386
Noncurrent deferred income taxes	12,487	13,773
Other assets	22,268	22,357
Total Assets	$548,351	$606,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$88,341	$105,249
Accrued expenses	55,266	61,313
Accrued bonus and benefits	3,243	3,068
Accrued income taxes	2,282	2,282
Total Current Liabilities	149,132	171,912
Other noncurrent liabilities	46,793	50,509

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 23,276,248 shares and 24,853,129 shares
at October 28, 2017 and January 28, 2017, respectively	782	837
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,755,601 shares and 1,751,576 shares
at October 28, 2017 and January 28, 2017, respectively	58	58
Additional paid-in capital	98,720	95,207
Retained earnings	252,625	288,015
Accumulated other comprehensive income/(loss)	241	(214)
Total Stockholders' Equity	352,426	383,903
Total Liabilities and Stockholders' Equity	$548,351	$606,324

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 28, 2017	October 29, 2016

	(Dollars in thousands)

Operating Activities:
Net income	$24,045	$60,021
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	14,989	17,082
Provision for doubtful accounts	466	658
Purchase premium and premium amortization of investments	2,742	(426)
Share-based compensation	3,002	3,044
Excess tax benefits from share-based compensation	-	(194)
Deferred income taxes	1,015	-
Loss on disposal of property and equipment	611	1,495
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(497)	2,845
Merchandise inventories	17,919	(12,245)
Prepaid and other assets	(1,232)	(2,986)
Accrued income taxes	-	(943)
Accounts payable, accrued expenses and other liabilities	(24,752)	(22,097)
Net cash provided by operating activities	38,308	46,254

Investing Activities:
Expenditures for property and equipment	(8,762)	(24,043)
Purchase of short-term investments	(15,771)	(101,461)
Sales of short-term investments	78,964	107,131
Purchase of other assets	(657)	(261)
Sales of other assets	6	-
Change in restricted cash and investments	(20)	(12)
Net cash provided/(used) in investing activities	53,760	(18,646)

Financing Activities:
Dividends paid	(25,466)	(26,527)
Repurchase of common stock	(35,708)	(36,252)
Proceeds from line of credit	21,000	21,000
Payments to line of credit	(21,000)	(21,000)
Proceeds from employee stock purchase plan	443	466
Excess tax benefits from share-based compensation	-	194
Proceeds from stock options exercised	95	230
Net cash used in financing activities	(60,636)	(61,889)

Net increase/(decrease) in cash and cash equivalents	31,432	(34,281)

Cash and cash equivalents at beginning of period	47,234	67,057
Effect of exchange rate on cash	-	-
Cash and cash equivalents at end of period	$78,666	$32,776

Non-cash activity:
Accrued other assets and property and equipment	$1,012	$439
Accrued treasury stock	195	1,852

See notes to condensed consolidated financial statements (unaudited).

6

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 28, 2017 and October 29, 2016 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

In November 2017, the Company repurchased 228,100 shares of its Class A common stock for $2,975,320.

On November 16, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

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

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(Dollars in thousands)
Numerator
Net earnings	$2,694	$8,260	$24,045	$60,021
Earnings/(loss) allocated to non-vested equity awards	(56)	(170)	(531)	(1,223)
Net earnings available to common stockholders	$2,638	$8,090	$23,514	$58,798

Denominator
Basic weighted average common shares outstanding	24,537,974	26,738,809	25,150,377	27,039,343
Dilutive effect of stock options	-	1,436	-	1,807
Diluted weighted average common shares outstanding	24,537,974	26,740,245	25,150,377	27,041,150

Net income/(loss) per common share
Basic earnings/(loss) per share	$0.11	$0.30	$0.93	$2.17
Diluted earnings/(loss) per share	$0.11	$0.30	$0.93	$2.17

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 28, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 29, 2017	$411
Other comprehensive income before
reclassification	(144)

Amounts reclassified from accumulated
other comprehensive income (b)	(26)

Net current-period other comprehensive income	(170)

Ending Balance at October 28, 2017	$241

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes ($41) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($15).

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income/(loss) (in thousands) for the nine months ended October 28, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2017	$(214)
Other comprehensive income before
reclassification	478

Amounts reclassified from accumulated
other comprehensive income (b)	(23)

Net current-period other comprehensive income	455

Ending Balance at October 28, 2017	$241

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes ($36) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($13).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 28, 2017, the Company had an unsecured revolving credit agreement to borrow up to $35.0 million, less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2020.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 28, 2017.  There were no borrowings outstanding under this credit facility during the periods ended October 28, 2017 or January 28, 2017.  The weighted average interest rate under the credit facility was zero at October 28, 2017 due to no borrowings outstanding.

At October 28, 2017 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of October 28, 2017, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 28, 2017	Retail	Credit	Total	October 28, 2017	Retail	Credit	Total

Revenues	$189,263	$1,010	$190,273	Revenues	$633,816	$3,159	$636,975
Depreciation	5,039	8	5,047	Depreciation	14,958	31	14,989
Interest and other income	(1,200)	-	(1,200)	Interest and other income	(3,472)	-	(3,472)
Income/(Loss) before income taxes	(313)	177	(136)	Income/(Loss) before income taxes	22,872	921	23,793
Capital expenditures	2,337	-	2,337	Capital expenditures	8,762	-	8,762

Three Months Ended				Nine Months Ended
October 29, 2016	Retail	Credit	Total	October 29, 2016	Retail	Credit	Total

Revenues	$208,060	$1,202	$209,262	Revenues	$732,408	$3,714	$736,122
Depreciation	5,722	12	5,734	Depreciation	17,045	37	17,082
Interest and other income	(1,288)	-	(1,288)	Interest and other income	(5,593)	-	(5,593)
Income/(Loss) before income taxes	3,010	364	3,374	Income/(Loss) before income taxes	70,330	1,204	71,534
Capital expenditures	14,091	-	14,091	Capital expenditures	24,043	-	24,043

	Retail	Credit	Total

Total assets as of October 28, 2017	$492,785	$55,566	$548,351
Total assets as of January 28, 2017	554,716	51,608	606,324

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Bad debt expense	$208	$216	$466	$658
Payroll	210	214	654	650
Postage	133	153	406	488
Other expenses	274	255	681	714
Total expenses	$825	$838	$2,207	$2,510

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 6 – STOCK-BASED COMPENSATION:

As of October 28, 2017, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of October 28, 2017, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of October 28, 2017:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
October 28, 2017	-	-	852,491	852,491

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 28, 2017 and January 28, 2017, there was  $13,055,000 and $12,685,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.2 years and 2.5 years, respectively. The total fair value of the shares recognized as compensation expense during the three and nine months ended October 28, 2017 was $1,185,000 and $2,911,000, respectively, compared to $1,145,000 and $2,948,000, respectively, for the three and nine months ended October 29, 2016. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended October 28, 2017:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2017	561,323	$32.22
Granted	191,919	22.44
Vested	(125,761)	26.40
Forfeited or expired	(26,204)	31.78
Restricted stock awards at October 28, 2017	601,277	$30.33

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 28, 2017 and October 29, 2016, the Company sold 31,466 and 16,071 shares to employees at an average discount of $2.50 and $5.12 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $79,000 and $82,000   for the nine months ended October 28, 2017 and October 29, 2016, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of October 28, 2017 and January 28, 2017:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 28, 2017	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$112,024	$-	$112,024	$-
Corporate Bonds	23,793	-	23,793	-
U.S. Treasury Notes	402	402	-	-
Cash Surrender Value of Life Insurance	8,428	-	-	8,428
Asset-backed Securities (ABS)	389	-	389	-
Corporate Equities	762	762	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$145,898	$1,264	$136,206	$8,428

Liabilities:
Deferred Compensation	(8,538)	-	-	(8,538)
Total Liabilities	$(8,538)	$-	$-	$(8,538)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28, 2017	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$172,953	$-	$172,953	$-
Corporate Bonds	25,329	-	25,329	-
U.S. Treasury Notes	1,206	1,206	-	-
Cash Surrender Value of Life Insurance	7,973	-	-	7,973
Asset-backed Securities (ABS)	2,951	-	2,951	-
Corporate Equities	722	722	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$211,234	$2,028	$201,233	$7,973

Liabilities:
Deferred Compensation	(7,649)	-	-	(7,649)
Total Liabilities	$(7,649)	$-	$-	$(7,649)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 28, 2017 and January 28, 2017.  The state, municipal and corporate bonds have contractual maturities which range from four days to  30.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from five months to six months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at October 28, 2017, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.4 million.  At January 28, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.0 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of October 28, 2017 and January 28, 2017 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2017	$7,973
Redemptions	-
Additions	74
Total gains or (losses)
Included in interest and other income (or changes in net assets)	381
Included in other comprehensive income	-
Ending Balance at October 28, 2017	$8,428

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2017	$(7,649)
Additions	(338)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(551)
Included in other comprehensive income	-
Ending Balance at October 28, 2017	$(8,538)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2016	$6,409
Redemptions	-
Additions	1,059
Total gains or (losses)
Included in interest and other income (or changes in net assets)	284
Included in other comprehensive income	-
Ending Balance at October 29, 2016	$7,752

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2016	$(6,187)
Additions	(592)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(464)
Included in other comprehensive income	-
Ending Balance at October 29, 2016	$(7,243)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board issued an effective date for a new leasing standard that will require substantially all leases to be recorded on the balance sheet. The standard is effective for the Company’s first quarter of its 2019 fiscal year; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is assessing what impacts this new standard will have on its consolidated financial statements and expects assets and liabilities to increase.

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year, and early adoption is permitted. We have substantially completed our evaluation of the impact of the new standard and have determined it will primarily impact our gift card and credit card sales transactions whereby estimated gift card breakage and estimated credit card bad debts will be recognized at the time the initial revenue is recorded. Based on its assessment to date, the Company intends to adopt the full retrospective method in accordance with ASU 606-10-65-1. The Company will finalize our evaluation of the disclosure implications of the standard during the fourth quarter. This standard is not expected to have a material impact on the consolidated financial statements.

NOTE 9 – INCOME TAXES:

The Company had a $2.8 million tax benefit for the quarter ended October 28, 2017 compared to a $4.9 million tax benefit for the quarter ended October 29, 2016. For the first nine months of 2017, the Company had a tax benefit of $252,000 compared to $11.5 million income tax expense for the first nine months of 2016. The tax benefit is attributable to lower earnings, a higher proportion of income being generated from jurisdictions with lower tax rates, ongoing savings from tax initiatives, and a change in estimate for uncertain tax positions. See Note 1, General.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2017 AND OCTOBER 29, 2016

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $9.9 million in accrued litigation expense at October 28, 2017.

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 3, 2018 (“fiscal 2017”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 28, 2017 (“fiscal 2016”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.1	0.9	1.0
Total revenues	101.0	101.1	100.9	101.0
Cost of goods sold (exclusive of depreciation)	66.1	64.5	65.2	61.3
Selling, general and administrative (exclusive of depreciation)	33.0	32.8	30.1	28.3
Depreciation	2.7	2.8	2.4	2.3
Interest and other income	(0.6)	(0.6)	(0.6)	(0.8)
Income before income taxes	(0.1)	1.6	3.8	9.8
Net income	1.4	4.0	3.8	8.2

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Nine Months ended October 28, 2017 with October 29, 2016

Total retail sales for the third quarter were $188.4 million compared to last year’s third quarter sales of $207.0 million, a 9.0% decrease. The Company’s third quarter of fiscal 2017 sales decreased primarily due to a 9.3% decrease in same-store sales, partially offset by sales from non-comparable stores. For the nine months ended October 28, 2017, total retail sales were $631.0 million compared to last year’s comparable nine month sales of $729.2 million. Sales in the first nine months of fiscal 2017 decreased primarily due to a 13.7% decrease in same-store sales, partially offset by sales from non-comparable stores. Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 2% of sales for the nine months ended October 28, 2017 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $190.3 million and $637.0 million for the three and nine months ended October 28, 2017, compared to $209.3 million and $736.1 million for the three and nine months ended October 29, 2016, respectively. The Company operated 1,370 stores at October 28, 2017 compared to 1,372 stores at the end of last year’s third quarter.  For the first nine months of fiscal 2017, the Company opened six new stores, relocated three stores and closed seven stores.  In total, the Company currently expects to open approximately six stores, relocate two stores and close 26 stores in fiscal 2017.

Credit revenue of $1.0 million represented 0.5% of total revenues in the third quarter of fiscal 2017, compared to 2016 credit revenue of $1.2 million or 0.6% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.8 million in the third quarter of fiscal 2017, compared to last year’s third quarter expense of $0.8 million.

Other revenue in total, as included in total revenues, was $1.9 million and $5.9 million for the three and nine months ended October 28, 2017, respectively, compared to $2.2 million and $6.9 million for the prior year’s comparable three and nine month periods. The overall decrease in the three and nine months ended October 28, 2017 resulted primarily from lower layaway charges and credit revenue.

Cost of goods sold was $124.5 million, or 66.1% of retail sales and $411.5 million or 65.2% of retail sales for the three and nine months ended October 28, 2017, respectively, compared to $133.6 million, or 64.5% of retail sales and $446.7 million, or 61.3% of retail sales for the comparable three and nine month periods of fiscal 2016.  The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2017 resulted primarily from lower sales of regular priced goods and higher sales of markdown goods. In addition, occupancy and purchasing costs as a percent of retail sales increased due to much lower retail sales. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 12.9% to $63.9 million for the third quarter of fiscal 2017 and decreased by 22.3% to $219.5 million for the first nine months of fiscal 2017 compared to $73.4 million and $282.5 million for the prior year’s comparable three and nine months of fiscal 2016.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $62.1 million, or 33.0% of retail sales and $190.2 million, or 30.1% of retail sales for the third quarter and first nine months of fiscal 2017, respectively, compared to $67.8 million, or 32.8% of retail sales and $206.4 million, or 28.3% of retail sales for the prior year’s comparable three and nine month periods, respectively.  The decrease in SG&A expense for the third quarter and for the first nine months of fiscal 2017 was primarily attributable to lower litigation costs and store expenses.

Depreciation expense was $5.0 million, or 2.7% of retail sales and $15.0 million, or 2.4% of retail sales for the third quarter and first nine months of fiscal 2017, respectively, compared to $5.7 million, or 2.8% of retail sales and $17.1 million or 2.3% of retail sales for the comparable three and nine month periods of fiscal 2016, respectively.

Interest and other income was $1.2 million, or 0.6% of retail sales and $3.5 million, or 0.6% of retail sales for the three and nine months ended October 28, 2017, respectively, compared to $1.3 million, or 0.6% of retail sales and $5.6 million, or 0.8% of retail sales for the comparable three and nine month periods of fiscal 2016, respectively.  The decrease for the first nine months of fiscal 2017 compared to 2016 is primarily attributable to lower gift card breakage income as fiscal 2016 included the effect of the Company’s change in the recognition of unredeemed gift card breakage income.

Income tax benefit was $2.8 million and $0.3 million for the third quarter and first nine months of fiscal 2017, respectively, compared to income tax benefit of $4.9 million and income tax expense of $11.5 million for the comparable three and nine month periods of fiscal 2016, respectively. Income tax benefit in the third and first nine months of fiscal 2017 is primarily attributable to lower earnings, a higher proportion of income being generated from jurisdictions with lower tax rates, ongoing savings from tax initiatives, and a change in estimate for uncertain tax positions. See Note 1, General.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2017 was $38.3 million as compared to $46.3 million in the first nine months of fiscal 2016. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at October 28, 2017 and January 28, 2017.

Cash provided by operating activities for the first nine months of fiscal 2017 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $8.0 million for the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 was primarily due to a decrease in net income and accounts payable, accrued expenses and other liabilities, partially offset by a decrease in merchandise inventories.

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

At October 28, 2017, the Company had working capital of $244.3 million compared to $271.9 million at January 28, 2017.

At October 28, 2017 and January 28, 2017, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2020. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 28, 2017. There were no borrowings outstanding under the credit facility as of October 28, 2017 and January 28, 2017.

At October 28, 2017 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $8.8 million in the first nine months of fiscal 2017, compared to $24.0 million in last fiscal year’s first nine months.  The expenditures for the first nine months of fiscal 2017 were primarily for the development of six new stores and additional investments in new technology. For the full fiscal 2017 year, the Company expects to invest approximately $11.5 million for capital expenditures to open approximately six new stores, relocate approximately two stores and upgrade merchandise systems.

Net cash provided by investing activities totaled $53.8 million in the first nine months of fiscal 2017 compared to net cash of $18.6 million used in the comparable period of 2016.  Net cash provided in 2017 is primarily attributable to sales of short-term investments, partially offset by the purchase of short-term investments and lower capital expenditures.

Net cash used in financing activities totaled $60.6 million in the first nine months of fiscal 2017 compared to $61.9 million used in the comparable period of fiscal 2016.  The decrease was primarily due to lower total dividend expenditures as a result of share repurchases in 2017 and the back half of fiscal 2016.

On November 16, 2017, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of October 28, 2017, the Company had 840,506 shares remaining in open authorizations under its share repurchase program.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 28, 2017 and January 28, 2017.  The state, municipal and corporate bonds have contractual maturities which range from four days to  30.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from five months to six months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at October 28, 2017, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.4 million.  At January 28, 2017, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.0 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 28, 2017.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 28, 2017, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended October 28, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2017	287,100	$14.33	287,100
September 2017	115,000	13.51	115,000
October 2017	15,000	13.01	15,000
Total	417,100	$14.05	417,100	840,506

(1)   Prices include trading costs.

(2)   As of July 29, 2017, the Company’s share repurchase program had 1,257,606 shares remaining in open authorizations. During the third quarter ending October 28, 2017, the Company repurchased and retired 417,100 shares under this program for approximately $5,862,232 or an average market price of $14.05 per share. As of the third quarter ended October 28, 2017, the Company had 840,506 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended October 28, 2017 and October 29, 2016; (ii) Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 28, 2017 and October 29, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

November 21, 2017	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 21, 2017	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer