Form 10-K
period 2018-02-03
CATO CORP
filed 2018-03-27
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No □

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                              Accelerated filer ☑          Emerging Growth Company☐

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

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 29, 2017, the last business day of the Company’s most recent second quarter, was $395,414,468 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of February 3, 2018, there were 23,045,039 shares of Class A common stock and 1,755,601 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2018 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

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

		20 – 22
Item 6.	Selected Financial Data......................................................................................... ............................................................................................................................	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................	24 – 31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.................................. ............................................................................................................................	31
Item 8.

Financial Statements and Supplementary Data....................................................... ............................................................................................................................

		32 – 59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................. ............................................................................................................................	60
Item 9A.	Controls and Procedures........................................................................................ ............................................................................................................................	60
Item 9B.	Other Information.................................................................................................	60

PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................ ............................................................................................................................ ............................................................................................................................	60
Item 11.	Executive Compensation.......................................................................................	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............................................................................................. ............................................................................................................................	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence...........	61
Item 14.	Principal Accountant Fees and Services.................................................................	61

PART IV
Item 15.

Exhibits and Financial Statement Schedules.......................................................... ............................................................................................................................

		62 – 66
Item 16.	Form 10-K Summary ………………………………………………………………….	64

Forward-looking Information

      The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 2, 2019 (“fiscal 2018”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 3, 2018 (“fiscal 2017”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

     As used herein, the terms “we,” “our,” “us” (or when the context requires otherwise and similar terms), the “Company” or “Cato” include The Cato Corporation and its subsidiaries, except that when used with reference to common stock or other securities described herein and in describing the positions held by management of the Company, such terms include only The Cato Corporation.  Our website is located at www.catofashions.com where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports (including amendments to these reports) filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these materials with the SEC. We also post on our website the charters of our Audit, Compensation and Corporate Governance and Nominating Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics; and any amendments or waivers thereto; and any other publicly available corporate governance materials contemplated by SEC or New York Stock Exchange regulations.  The information contained on our website, www.catofashions.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished to the SEC.

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,351 fashion specialty stores at February 3, 2018, in 33 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy and plus sizes. The Cato concept’s stores and e-commerce website feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona concept’s stores and e-commerce website offer quality fashion apparel items, jewelry and accessories at exceptional values every day.  The Company’s stores range in size from 2,100 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 7% of retail sales in fiscal 2017. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 439 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2017, purchases from the Company’s largest vendor accounted for approximately 11% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company sources a majority of its merchandise directly from manufacturers overseas. The Company purchases its remaining merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  The Company opened its own overseas sourcing operations in the fall of 2014, replacing the Company’s former sourcing agent in 2015. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations; changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

  Advertising

      The Company uses television, in-store signage, graphics, a Company website, an e-commerce website and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.7%, 0.8% and 0.8% of retail sales for fiscal years 2017, 2016 and 2015, respectively.

Store Operations

      The Company’s store operations management team consists of one director of stores, five territorial managers, 16 regional managers and 136 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. Store managers receive a salary and all other store personnel are paid on an hourly basis. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

      The Company’s store development activities consist of opening new stores in new and existing markets and relocating selected existing stores to more desirable locations in the same market area. The following table sets forth information with respect to the Company’s development activities since fiscal 2013:

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2013………………….……...………….	1,310	32	22	1,320
2014………………….……...………….	1,320	33	7	1,346
2015……………………….……...…….	1,346	31	5	1,372
2016…………....………….……...…….	1,372	8	9	1,371
2017………….………...….……...…….	1,371	6	26	1,351

     The Company does not expect to open new stores during fiscal 2018. The Company anticipates closing up to 34 stores.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 3.3%, 3.4% and 3.6% of retail sales in fiscal 2017, 2016 and 2015, respectively. The Company’s net bad debt expense was 3.8%, 3.5% and 3.2% of credit sales in fiscal 2017, 2016 and 2015, respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the layaway is initiated.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.0%, 4.4% and 4.7% of retail sales in fiscal 2017, 2016 and 2015, respectively.

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

The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, imposing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. We have estimated the impact of the newly enacted law incorporating assumptions made based upon our current interpretation of the Tax Act. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act, as allowed under Staff Accounting Bulletin No.118 (“SAB 118”).

The Company continues to evaluate its permanent reinvestment assertion in light of the Tax Act.  The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118. We regularly assess any significant exposure associated with increases in effective tax rates, and adjustments are made as events occur that warrant adjustment to our tax provisions.

Associates

      As of February 3, 2018, the Company employed approximately 10,500 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

     Customer tastes and fashion trends, particularly for women’s apparel, are volatile, tend to change rapidly and cannot be predicted with certainty.  Our success depends in part upon our ability to consistently anticipate, design and respond to changing merchandise trends and consumer preferences in a timely manner.  Accordingly, any failure by us to anticipate, identify, design and respond to changing fashion trends could adversely affect consumer acceptance of our merchandise, which in turn could adversely affect our business, results of operations and our image with our customers.  If we miscalculate either the market for our merchandise or our customers’ tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below-average markups over cost, or below cost, which would adversely affect our margins and results of operations.

Fluctuating comparable sales or our inability to effectively manage inventory may negatively impact our gross margin and our overall results of operations.

Comparable sales are expected to continue to fluctuate in the future. Factors affecting comparable sales include fashion trends, customer preferences, calendar and holiday shifts, competition, weather and economic conditions. In addition, merchandise must be ordered well in advance of the applicable selling season and before trends are confirmed by sales. If we are not able to accurately predict customers’ preferences for our fashion items, we may have too much inventory which may cause excessive markdowns. If we are unable to accurately predict demand for our merchandise, we may end up with inventory shortages resulting in missed sales. A decrease in comparable sales or our inability to effectively manage inventory may adversely affect our gross margin and results of operations.

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

      A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political, financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of additional regulations or changes in duties, quotas, tariffs, taxes or governmental policies regarding these matters or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations, and changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business and results of operations.  In addition, increased energy and transportation costs have caused us significant cost increases from time to time, and future adverse changes in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. Further, we are subject to increased costs or potential disruptions impacting any port or trade route through which our products move. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.

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

      We rely on our existing information technology systems for merchandise operations, including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management.  In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems, including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets.  Despite the precautions we take, our information systems may be vulnerable to disruption or failure from numerous events, including but not limited to, natural disasters, severe weather conditions, power outages, technical malfunctions, cyber attacks, acts of war or terrorism, similar catastrophic events or other causes beyond our control or that we fail to anticipate. Any disruption or failure in the operation of our information technology systems, our failure to continue to upgrade or improve such systems, or the cost associated with maintaining, repairing or improving these systems, could adversely affect our business, results of operations and financial condition. Modifications and/or upgrades to our current information technology systems may also disrupt our operations.

A disruption or shutdown of our centralized distribution center or transportation network could materially and adversely affect our business and results of operations.

     The distribution of our products is centralized in one distribution center in Charlotte, North Carolina and distributed through our network of third-party freight carriers.  The merchandise we purchase is shipped directly to our distribution center, where it is prepared for shipment to the appropriate stores and subsequently delivered to the stores by our third-party freight carriers.  If the distribution center or our third-party freight carriers were to be shut down or lose significant capacity for any reason, including but not limited to, any of the causes described under “A failure or disruption relating to our information technology systems could adversely affect our business,” our operations would likely be seriously disrupted.  Such problems could occur as the result of any loss, destruction or impairment of our ability to use our distribution center, as well as any broader problem generally affecting the ability to ship goods into our distribution center or deliver goods to our stores.  As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the distribution center and/or our transportation network. Any such occurrence could adversely affect our business, results of operations and financial condition.

        Changes to accounting rules and regulations may adversely affect our reported results of operations and   financial condition.

     In an effort to provide greater comparability of financial reporting in an increasing global environment, accounting regulatory authorities have been in discussions for many years regarding efforts to either converge U.S. Generally Accepted Accounting Principles with International Financial Reporting Standards (“IFRS”), have U.S. companies provide supplemental IFRS-based information or continue to work toward a single set of globally accepted accounting standards. If implemented, these potential changes in accounting rules or regulations could significantly impact our future reported results of operations and financial position.  Changes in accounting rules or regulations and varying interpretations of existing accounting rules and regulations have significantly affected our reported financial statements and those of other participants in the retail industry in the past and may continue to do so in the future.

     For example, pending changes to lease accounting standards will require lessees to capitalize operating leases in their financial statements. These changes will have a major impact on the Company as a retailer with numerous leased locations. Such changes will require us to record a significant amount of lease-related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease-related expenses on our statements of income and cash flows. These changes could lead to the perception by investors that we are highly leveraged and would change the calculation of numerous financial metrics and measures of our performance and financial condition. These and other future changes to accounting rules or regulations may adversely affect our reported results of operations and financial position.

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

A security breach that results in unauthorized disclosure of employee, Company or customer information could adversely affect our costs, reputation and results of operation, and efforts to mitigate these risks may continue to increase our costs.

The protection of employee, Company and customer data is critical to the Company. Any security breach, mishandling, human or programming error or other event that results in the misappropriation, loss or other unauthorized disclosure of employee, Company or customer information, including but not limited to credit card data or other personally identifiable information, could severely damage the Company's reputation, expose it to remediation and other costs and the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company's business and financial condition. Despite measures the Company takes to protect confidential information, which are ongoing and may continue to increase our costs, there is no assurance that such measures will prevent the compromise of such information. If any such compromise or unauthorized disclosure of this information were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

We are subject to payment-related risks.

We accept payments using a variety of methods, including third-party credit cards, our own branded credit cards, debit cards, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees. In addition we may lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

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

      From time to time the Company is involved in litigation and other claims against our business. Primarily these arise from our normal course of business but are subject to risks and uncertainties, and could require significant management time. The Company’s periodic evaluation of litigation-related matters may change our assessment in light of the discovery of facts with respect to legal actions pending against us, not presently known to us or by determination of judges, juries or other finders of fact. We may also be subjected to legal matters not yet known to us. Adverse decisions or settlements of disputes may negatively impact our business and our financial condition.

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

      As of March 27, 2018, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 44.5% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations or other significant Company transactions. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

Conditions in the stock market generally, or particularly relating to our industry, Company or common stock, may materially and adversely affect the market price of our common stock and make its trading price more volatile.

      The trading price of our common stock at times has been, and is likely to continue to be, subject to significant volatility.  A variety of factors may cause the price of the common stock to fluctuate, perhaps substantially, including, but not limited to, those discussed elsewhere in this report, as well as the following: low trading volume; general market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock; announcements of developments related to our business; fluctuations in our reported operating results; general conditions or trends affecting or perceived to affect the fashion and retail industry; conditions or trends affecting or perceived to affect the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates or the scope of coverage given to our Company by securities analysts; negative commentary regarding our Company and corresponding short-selling market behavior; adverse customer relations developments; significant changes in our senior management team; and legal proceedings.  Over the past several years the stock market in general, and the market for shares of equity securities of many retailers in particular, have experienced extreme price fluctuations that have at times been unrelated to the operating performance of those companies.  Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

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

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 27, 2018 are as follows:

Name	Age	Position

John P. D. Cato........................	67	Chairman, President and Chief Executive Officer
John R. Howe...........................	55	Executive Vice President, Chief Financial Officer
Michael T. Greer.......................	55	Executive Vice President, Director of Stores
Gordon Smith...........................	62	Executive Vice President, Chief Real Estate and Store Development Officer

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

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO. Below is the market range and dividend information for the four quarters of fiscal 2017 and 2016.

	Price
2017	High	Low	Dividend
First quarter ……………………………………………	$26.45	$19.73	$0.33
Second quarter …………………………………………	23.08	16.01	0.33
Third quarter …………………………………………..	17.13	12.79	0.33
Fourth quarter …………………………………………	17.04	11.41	0.33

	Price
2016	High	Low	Dividend
First quarter …………………………………………….	$39.96	$32.98	$0.30
Second quarter ………………………………………….	38.70	34.70	0.33
Third quarter ……………………………………………	35.61	29.19	0.33
Fourth quarter …………………………………………..	35.59	25.82	0.33

As of March 27, 2018 the approximate number of record holders of the Company's Class A Common
Stock was 5,000 and there were 2 record holders of the Company's Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
2/1/2013	100	100	100
1/31/2014	102	114	127
1/30/2015	161	138	133
1/29/2016	158	136	119
1/27/2017	103	134	160
2/2/2018	52	153	187

      The graph assumes an initial investment of $100 on February 1, 2013, the last trading day prior to the commencement of the Company’s 2013 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended February 3, 2018:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2017	228,100	$13.04	228,100
December 2017	-	-	-
January 2018	-	-	-
Total	228,100	$13.04	228,100	612,406

(1)   Prices include trading costs.

(2)   During the fourth quarter ended February 3, 2018, the Company repurchased and retired 228,100 shares under this program for approximately $2,975,320 or an average market price of $13.04 per share. As of the fourth quarter ended February 3, 2018, the Company had 612,406 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended February 3, 2018 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2017	2016	2015	2014	2013

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$841,997	$947,370	$1,001,390	$977,867	$910,500
Other revenue	7,984	9,199	9,701	9,047	9,533
Total revenues	849,981	956,569	1,011,091	986,914	920,033
Cost of goods sold (exclusive of depreciation
shown below)	553,058	601,985	616,480	600,569	571,246
Selling, general and administrative (exclusive
of depreciation shown below)	266,304	289,619	275,713	276,234	245,868
Selling, general and administrative percent of
retail sales	31.6%	30.6%	27.6%	28.3%	27.0%
Depreciation	$19,643	$22,716	$22,963	$22,026	$21,825
Interest expense	114	176	264	57	75
Interest and other income	5,111	7,041	3,456	3,445	3,267
Income before income taxes	15,973	49,114	99,127	91,473	84,286
Income tax expense	7,433	1,902	32,285	30,971	29,964
Net income	8,540	47,212	66,842	60,502	54,322
Basic earnings per share	0.34	1.72	2.39	2.15	1.86
Diluted earnings per share	0.34	1.72	2.39	2.15	1.86
Cash dividends paid per share	1.32	1.29	1.20	1.20	0.20

SELECTED OPERATING DATA:
Stores open at end of year	1,351	1,371	1,372	1,346	1,320
Average sales per store (2)	$604,880	$681,000	$729,000	$730,000	$692,000
Average sales per square foot of selling space	135	151	162	162	154

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$200,605	$252,158	$287,024	$260,610	$245,256
Working capital (3)	233,399	271,896	292,615	260,550	269,617
Total assets	516,076	606,324	642,344	608,278	596,918
Total stockholders’ equity	326,353	383,903	412,665	380,198	391,109
___________

(1) The fiscal year 2017 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.
(3) Calculated using Total Current Assets offset by Total Current Liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	February 3, 2018	January 28, 2017	January 30, 2016
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	0.9	1.0	1.0
Total revenues ……………………………………………………….	100.9	101.0	101.0
Cost of goods sold …………………………………………………..	65.7	63.5	61.6
Selling, general and administrative………………………………….	31.6	30.6	27.6
Depreciation …………………………………………………………	2.3	2.4	2.3
Interest and other income ……………………………………………	0.6	0.7	0.4
Income before income taxes …………………………………………	1.9	5.2	9.9
Net income …………………………………………………………..	1.0%	5.0%	6.7%

Fiscal 2017 Compared to Fiscal 2016

      Retail sales decreased by 11.1% to $842.0 million in fiscal 2017 compared to $947.4 million in fiscal 2016. The decrease in retail sales in fiscal 2017 was largely attributable to a same-store sales decrease of 12%, partially offset by a small increase in non-comparable store sales and an additional week of sales in 2017. Fiscal 2017 had 53 weeks versus 52 weeks in fiscal 2016.  Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  In fiscal 2017 and fiscal 2016, e-commerce sales were less than 2% of total sales and same-store sales. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, layaway fees and shipping charged to customers for e-commerce purchases), decreased by 11.1% to $850.0 million in fiscal 2017 compared to $956.6 million in fiscal 2016. The Company operated 1,351 stores at February 3, 2018 compared to 1,371 stores operated at January 28, 2017.

      In fiscal 2017, the Company opened six new stores, relocated three stores and closed 26 stores.

      Other revenue in total decreased to $8.0 million in fiscal 2017 from $9.2 million in fiscal 2016.  The decrease resulted primarily from lower finance charges and lower layaway charges, partially offset by increased shipping charges for e-commerce purchases.

      Credit revenue of $4.2 million represented 0.5% of total revenue in fiscal 2017, a decrease compared to fiscal 2016 credit revenue of $4.9 million or 0.5% of total revenue.  The decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $3.0 million in fiscal 2017 compared to $3.2 million in fiscal 2016.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $0.5 million from $1.7 million in fiscal 2016 to $1.2 million in fiscal 2017 due to lower credit revenue. Total credit income of $1.2 million in fiscal 2017 represented 7.5% of total income before taxes of $16.0 million compared to total credit income of $1.7 million in fiscal 2016, which represented 3.5% of fiscal 2016 total income before taxes of $49.1 million.

      Cost of goods sold was $553.1 million, or 65.7% of retail sales, in fiscal 2017 compared to $602.0 million, or 63.5% of retail sales, in fiscal 2016. The increase in cost of goods sold as a percentage of sales resulted primarily from increased sales of marked down product and increases in buying and occupancy costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) decreased by 16.3% to $288.9 million in fiscal 2017 from $345.4 million in fiscal 2016. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $266.4 million in fiscal 2017 compared to $289.8 million in fiscal 2016, a decrease of 8.1%. As a percent of retail sales, SG&A was 31.6% compared to 30.6% in the prior year. The increase in SG&A as a percent of sales resulted primarily from an increase in salaries, closed store expenses and health insurance, partially offset by lower impairment expenses, professional fees and litigation.

      Asset impairment charges decreased to $7,698,000 in fiscal 2017 compared to $13,561,000 in fiscal 2016 due to a lower average impairment per store. However, there were more stores impaired in fiscal 2017 compared to fiscal 2016. The impairment charges are related to lower estimated future cash flows resulting from significantly lower sales and income. See Note 1 to the Consolidated Financial Statements for further discussion.

      Depreciation expense was $19.6 million in fiscal 2017 compared to $22.7 million in fiscal 2016. Depreciation expense decreased from fiscal 2016 due to older stores and previous impairments of leasehold improvements and fixtures, partially offset by store development and information technology.

      Interest and other income decreased to $5.1 million in fiscal 2017 compared to $7.0 million in fiscal 2016. The decrease is primarily attributable to a change in estimate related to the recognition of unredeemed gift card breakage income in 2016.

       Income tax expense was $7.4 million, or 0.9% of retail sales in fiscal 2017 compared to $1.9 million, or 0.2% of retail sales in fiscal 2016. The dollar increase resulted primarily from one-time tax expenses resulting from the 2017 Tax Cut and Jobs Act (the “Tax Act”) for the deemed repatriation tax and reduction of the net deferred tax assets to reflect the reduction of the U.S. statutory rate offset by significantly lower pre-tax income and favorable adjustments from foreign and domestic tax initiatives. We have estimated the impact of the Tax Act incorporating assumptions made based upon our current interpretation of the Tax Act. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effect of the Tax Act. We have recognized the provisional tax impacts related to deemed repatriated earnings and revaluation of our deferred tax assets, and included those amounts in our consolidated financial statements for the year ended February 3, 2018. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. We expect the accounting to be completed within the measurement period, as allowed under SAB 118. The effective tax rate was 46.5% in fiscal 2017 compared to 3.9% in fiscal 2016. See Note 12 to the Consolidated Financial Statements, “Income Taxes,” for further details.

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

 Merchandise Inventories

      The Company’s inventory is valued using the weighted-average cost method and is stated at the net realizable value. Physical inventories are conducted throughout the year to calculate actual shrinkage and inventory on hand. Estimates based on actual shrinkage results are used to estimate inventory shrinkage, which is accrued for the period between the last physical inventory and the financial reporting date. The Company regularly reviews its inventory levels to identify slow moving merchandise and uses markdowns to clear slow moving inventory.

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

    Impairment of Long-Lived Assets

      The Company primarily invests in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which carrying value exceeds fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. See Note 1 to the Consolidated Financial Statements for further information on the Company’s current year impairment charges.

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

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2017 was $36.0 million as compared to $72.1 million in fiscal 2016. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.

      Cash provided by operating activities for these periods was primarily generated by earnings adjusted for the change due to depreciation and changes in working capital and share-based compensation.  The decrease of $36.1 million for fiscal 2017 compared to fiscal 2016 is primarily due to a decrease in net income and accounts payable partially offset by a decrease in inventory.

      The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2018 and for the foreseeable future.

      At February 3, 2018, the Company had working capital of $233.4 million compared to $271.9 million and $292.6 million at January 28, 2017 and January 30, 2016, respectively.

      At February 3, 2018, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of revocable letters of credit discussed below. The revolving credit agreement is committed until August 2019. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 3, 2018. There were no borrowings outstanding under this credit facility as of the fiscal year ended February 3, 2018 or the fiscal year ended January 28, 2017.

      The Company had no outstanding revocable letters of credit relating to purchase commitments at February 3, 2018, January 28, 2017 and January 30, 2016.

      Expenditures for property and equipment totaled $11.1 million, $27.3 million and $26.5 million in fiscal 2017, 2016 and 2015, respectively. The expenditures for fiscal 2017 were primarily for store development and investments in new technology.  In fiscal 2018, the Company is planning to invest approximately $7.2 million in capital expenditures.

      Net cash provided by investing activities totaled $66.9 million for fiscal 2017 compared to net cash used in investing activities of $14.6 million for fiscal 2016 and $81.8 million for fiscal 2015.  In fiscal 2017, the cash provided was due primarily to the sale of short-term investments partially offset by expenditures for property and equipment and purchases of short-term investments.

      On March 1, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share, which will be paid on March 28, 2018.

     The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 3, 2018. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from 1 month to 29.4 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 1 month to 2 months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at February 3, 2018, the Company had $0.8 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At January 28, 2017, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

The following table shows the Company's obligations and commitments as of February 3, 2018, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$272,925	$72,180	$70,681	$52,127	$36,756	$22,929	$18,252
Total Contractual Obligations	$272,925	$72,180	$70,681	$52,127	$36,756	$22,929	$18,252
____________

(1)  In addition to the amounts shown in the table above, $9.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

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

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm...........................................................	33

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.......................................................	35

Consolidated Balance Sheets at February 3, 2018 and January 28, 2017 ...................................	36

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 ........................................................................................................... and January 30, 2016	37

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.......................................................................................	38

Notes to Consolidated Financial Statements.....................................................................................	39

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.......................................................................................	66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 3, 2018, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 27, 2018

We have served as the Company’s auditor since 2003.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$841,997	$947,370	$1,001,390
Other revenue (principally finance charges,
late fees and layaway charges)	7,984	9,199	9,701
Total revenues	849,981	956,569	1,011,091

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	553,058	601,985	616,480
Selling, general and administrative (exclusive
of depreciation shown below)	266,304	289,619	275,713
Depreciation	19,643	22,716	22,963
Interest expense	114	176	264
Interest and other income	(5,111)	(7,041)	(3,456)
Cost and expenses, net	834,008	907,455	911,964

Income before income taxes	15,973	49,114	99,127

Income tax expense	7,433	1,902	32,285

Net income	$8,540	$47,212	$66,842

Basic earnings per share	$0.34	$1.72	$2.39

Diluted earnings per share	$0.34	$1.72	$2.39

Dividends per share	$1.32	$1.29	$1.20

Comprehensive income:
Net income	$8,540	$47,212	$66,842
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
($28), ($608), and $6 for fiscal 2017, 2016
and 2015, respectively	(107)	(1,014)	14
Comprehensive income	$8,433	$46,198	$66,856

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 3, 2018	January 28, 2017

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$78,047	$47,234
Short-term investments	118,836	201,233
Restricted cash and investments	3,722	3,691
Accounts receivable, net of allowance for doubtful accounts of $1,148 at
February 3, 2018 and $1,348 at January 28, 2017	28,018	30,336
Merchandise inventories	121,535	145,682
Prepaid expenses and other current assets	22,322	15,632
Total Current Assets	372,480	443,808
Property and equipment – net	109,368	126,386
Deferred income taxes	12,570	13,773
Other assets	21,658	22,357
Total Assets	$516,076	$606,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$82,605	$105,249
Accrued expenses	52,825	61,313
Accrued bonus and benefits	2,971	3,068
Accrued income taxes	680	2,282
Total Current Liabilities	139,081	171,912
Other noncurrent liabilities	50,642	50,509

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 23,045,039 and 24,853,129 shares issued at
February 3, 2018 and January 28, 2017, respectively	774	837
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,755,601 and 1,751,576 shares at
February 3, 2018 and January 28, 2017, respectively	58	58
Additional paid-in capital	99,948	95,207
Retained earnings	225,894	288,015
Accumulated other comprehensive income	(321)	(214)
Total Stockholders' Equity	326,353	383,903
Total Liabilities and Stockholders’ Equity	$516,076	$606,324

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(Dollars in thousands)

Operating Activities:
Net income	$8,540	$47,212	$66,842
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	19,643	22,716	22,963
Provision for doubtful accounts	690	832	873
Purchase premium and premium amortization of investments	3,832	784	(3,263)
Share based compensation	4,196	4,199	4,124
Excess tax benefits from share-based compensation	-	40	(257)
Deferred income taxes	1,176	(2,884)	(2,635)
Loss on disposal of property and equipment	2,127	2,060	223
Impairment of assets	7,698	13,561	1,917
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	1,780	5,442	3,540
Merchandise inventories	24,147	(4,581)	(3,552)
Prepaid and other assets	(7,459)	(9,877)	1,854
Accrued income taxes	(1,602)	879	614
Accounts payable, accrued expenses and other liabilities	(28,780)	(8,254)	610
Net cash provided by operating activities	35,988	72,129	93,853

Investing Activities:
Expenditures for property and equipment	(11,096)	(27,297)	(26,534)
Purchase of short-term investments	(15,770)	(110,831)	(116,956)
Sales of short-term investments	94,403	122,989	66,927
Purchase of other assets	(657)	(290)	(5,650)
Sales of other assets	6	-	442
Change in restricted cash and investments	(31)	782	4
Net cash provided by (used in) investing activities	66,855	(14,647)	(81,767)

Financing Activities:
Dividends paid	(33,731)	(35,432)	(33,572)
Repurchase of common stock	(38,878)	(42,564)	(6,148)
Proceeds from line of credit	21,000	29,500	-
Payments to line of credit	(21,000)	(29,500)	-
Proceeds from employee stock purchase plan	484	501	488
Excess tax benefits from share-based compensation	-	(40)	257
Proceeds from stock options exercised	95	230	-
Net cash provided by (used in) financing activities	(72,030)	(77,305)	(38,975)

Net increase (decrease) in cash and cash equivalents	30,813	(19,823)	(26,889)

Cash and cash equivalents at beginning of period	47,234	67,057	93,946
Effect of exchange rate changes on cash	-	-	-
Cash and cash equivalents at end of period	$78,047	$47,234	$67,057

Non-cash activity:
Accrued plant and equipment	$634	$1,099	$2,876
Accrued treasury stock	-	1,853	-

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 31, 2015	$873	$58	$85,029	$293,452	$786	$380,198
Comprehensive income:
Net income	-	-	-	66,842	-	66,842
Unrealized losses on available-for-sale securities, net of deferred
income tax liability of $6	-	-	-	-	14	14
Dividends paid ($1.20 per share)	-	-	-	(33,572)	-	(33,572)
Class A common stock sold through employee stock purchase
plan — 16,305 shares	-	-	574	-	-	574
Class A common stock sold through stock option plans —
0 shares	-	-	17	-	-	17
Class A common stock issued through restricted stock grant plans
118,745 shares	4	-	3,996	20	-	4,020
Windfall tax benefit from equity compensation plans	-	-	720	-	-	720
Repurchase and retirement of treasury shares – 179,990 shares	-	-	-	(6,148)	-	(6,148)

Balance — January 30, 2016	$877	$58	$90,336	$320,594	$800	$412,665
Comprehensive income:
Net income	-	-	-	47,212	-	47,212
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($608)	-	-	-	-	(1,014)	(1,014)
Dividends paid ($1.29 per share)	-	-	-	(35,432)	-	(35,432)
Class A common stock sold through employee stock purchase
plan — 17,455 shares	1	-	590	-	-	591
Class A common stock sold through stock option plans —
8,051 shares	-	-	248	-	-	248
Class A common stock issued through restricted stock grant plans
96,465 shares	3	-	4,073	15	-	4,091
Windfall tax benefit from equity compensation plans	-	-	(40)	-	-	(40)
Repurchase and retirement of treasury shares – 1,320,182 shares	(44)	-	-	(44,374)	-	(44,418)

Balance — January 28, 2017	$837	$58	$95,207	$288,015	$(214)	$383,903
Comprehensive income:
Net income	-	-	-	8,540	-	8,540
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($28)	-	-	-	-	(107)	(107)
Dividends paid ($1.32 per share)	-	-	-	(33,731)	-	(33,731)
Class A common stock sold through employee stock purchase
plan — 34,238 shares	1	-	569	-	-	570
Class B common stock sold through stock option plans —
4,025 shares	-	-	112	-	-	112
Class A common stock issued through restricted stock grant plans
169,907 shares	6	-	4,060	27	-	4,093
Repurchase and retirement of treasury shares – 2,082,535 shares	(70)	-	-	(36,957)	-	(37,027)

Balance — February 3, 2018	$774	$58	$99,948	$225,894	$(321)	$326,353

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

Restricted Cash and Investments:  The Company had $3.7 million and $3.7 million in escrow at February 3, 2018 and January 28, 2017, respectively, as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage which is reported as Restricted cash and investments on the Consolidated Balance Sheets.

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 were $4,356,000, $14,118,000 and $29,198,000, respectively.

     Inventories: Merchandise inventories are stated at the net realizable value as determined by the weighted-average cost method.

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

Impairment of Long-Lived Assets

      The Company invests in property and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its assets, recording an impairment charge for the amount by which the carrying value exceeds the estimated fair value, if necessary, when the Company decides to close the store or otherwise determines that future estimated cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. Asset impairment charges incurred in fiscal 2017 were $7,698,000.  Asset impairment charges incurred in fiscal 2016 were $13,561,000. Asset impairment charges incurred in fiscal 2015 were $1,917,000.  In addition, the Company regularly evaluates its computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Other Assets

      Other assets are comprised of long-term assets, primarily insurance contracts related to deferred compensation assets and land held for investment purposes.

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017
	(Dollars in thousands)
Other Assets
Deferred Compensation Investments	$8,899	$7,973
Miscellaneous Investments	1,392	722
Other Deposits	525	532
Investment In Partnership	699	896
Land Held for Investment	9,677	9,682
Buildings Held for Investment, net	-	1,287
Intellectual Property, net	-	835
Other	466	430
Total Other Assets	$21,658	$22,357

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

      For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. Deferred landlord allowance and deferred step rent of $23,495,000 are recorded in other noncurrent liabilities at the end of February 3, 2018.

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

     In fiscal 2017, 2016 and 2015, the Company recognized $1,380,000, $3,434,000 and $523,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other income on the Consolidated Statements of Income and Comprehensive Income. See Note 2 for further information on miscellaneous income. During the first quarter of 2016, the Company changed its estimate for recognizing gift card breakage income, changing the dormancy period to 24 months of inactivity from 60 months of inactivity. Gift card breakage is determined after 24 months when the likelihood of the remaining balances being redeemed is remote based on our historical redemption data and there is no legal obligation to remit the remaining balances to relevant jurisdictions.

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

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $5,558,000, $6,868,000 and $7,074,000 for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.

     Stock Repurchase Program:  For fiscal year ending February 3, 2018, the Company had  612,406 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. Share repurchases are recorded in Retained earnings, net of par value. As of March 27, 2018, the Company repurchased 31,000 shares for $408,000, primarily to offset dilution from its equity compensation plans.

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

     The following table reflects the basic and diluted EPS calculations for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016:

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	February 3, 2018	January 28, 2017	January 30, 2016
Numerator	(Dollars in thousands)
Net earnings	$8,540	$47,212	$66,842
Earnings allocated to non-vested equity awards	(172)	(956)	(1,400)
Net earnings available to common stockholders	$8,368	$46,256	$65,442

Denominator
Basic weighted average common shares outstanding	24,906,203	26,839,885	27,371,538
Dilutive effect of stock options and restricted stock	-	1,634	5,734
Diluted weighted average common shares outstanding	24,906,203	26,841,519	27,377,272

Net income per common share
Basic earnings per share	$0.34	$1.72	$2.39
Diluted earnings per share	$0.34	$1.72	$2.39

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

    As of the first quarter of 2017, the Company changed its estimates for unrecognized benefits of uncertain tax positions. As a result of this change in estimate, during the first quarter of 2017, Income tax expense decreased by $1.5 million, Other noncurrent liabilities decreased by $2.5 million, and Noncurrent deferred income taxes decreased by $1.0 million.

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

     The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Company has estimated the impact of the newly enacted law incorporating assumptions made based upon its current interpretation of the Tax Act.

      In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income (“GILTI”). The Company has elected to account for GILTI tax in the period in which it is incurred. The Company is currently in the process of analyzing this provision and, as a result, is not yet able to reasonably estimate its effect. Therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Due to the complexities involved in accounting for the enactment of the Tax Act, SEC Staff Accounting Bulletin 118 (“SAB 118”) allows companies to record provisional estimates of the impacts of the Tax Act during a measurement period of up to one year.

     The Company will continue to assess the impact of the recently enacted tax law on its consolidated financial statements.

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

In July 2015, the Financial Accounting Standards Board issued an accounting standards update that will simplify the measurement of inventory for companies. The standard differentiates the valuation methods used to measure inventory based on the type of inventory method utilized by a company. Companies using the first-in, first-out method and the average cost method will measure inventory at the net realizable value method to measure inventory. Companies using the last-in, first-out method and the retail method will use the lower of cost or market to measure inventory. The standard was effective for the Company’s first quarter of its 2017 fiscal year. In the first quarter of 2017, the Company adopted the new guidance and it did not have a material impact on the Financial Statements.

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

In May 2014, the Financial Accounting Standards Board issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation.  The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services, and provides several steps to apply to achieve that principle.  In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity.  The standard is effective for the Company’s first quarter of its 2018 fiscal year, and early adoption is permitted.  The Company expects the impact of this new standard to be immaterial.

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016

Dividend income	$(22)	$(21)	$(21)
Interest income	(2,433)	(2,308)	(1,562)
Miscellaneous income	(2,616)	(4,439)	(2,049)
Net (gain) loss on investment sales	(40)	(273)	176
Interest and other income	$(5,111)	$(7,041)	$(3,456)

3.  Short-Term Investments:

      At February 3, 2018, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at February 3, 2018 and January 28, 2017 (in thousands):

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3, 2018			January 28, 2017
	Debt securities			Debt securities
	issued by various			issued by various
	states of the United			states of the United
	States and political	Corporate		States and political	Corporate
	subdivisions of	debt		subdivisions of	debt
	the states	securities	Total	the states	securities	Total
Cost basis	$96,701	$23,079	$119,780	$173,616	$28,405	$202,021
Unrealized gains	-	-	-	-	-	-
Unrealized (loss)	(718)	(226)	(944)	(663)	(125)	(788)
Estimated fair value	$95,983	$22,853	$118,836	$172,953	$28,280	$201,233

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at February 3, 2018 and January 28, 2017 (in thousands):

	February 3, 2018			January 28, 2017

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$(945)	$225	$(720)	$(789)	$294	$(495)
Equity Investments	524	(125)	399	448	(167)	281
Total	$(421)	$100	$(321)	$(341)	$127	$(214)

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value (in thousands) as of February 3, 2018 and January 28, 2017:

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 3, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$95,983	$-	$95,983	$-
Corporate Bonds	22,535	-	22,535	-
U.S. Treasury Notes	404	404	-	-
Cash Surrender Value of Life Insurance	8,900	-	-	8,900
Asset-backed Securities (ABS)	318	-	318	-
Corporate Equities	798	798	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$129,038	$1,302	$118,836	$8,900

Liabilities:
Deferred Compensation	(8,951)	-	-	(8,951)
Total Liabilities	$(8,951)	$-	$-	$(8,951)
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 28, 2017	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$172,953	$-	$172,953	$-
Corporate Bonds	25,329	-	25,329	-
U.S. Treasury Notes	1,206	1,206	-	-
Cash Surrender Value of Life Insurance	7,973	-	-	7,973
Asset-backed Securities (ABS)	2,951	-	2,951	-
Corporate Equities	722	722	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$211,234	$2,028	$201,233	$7,973

Liabilities:
Deferred Compensation	(7,649)	-	-	(7,649)
Total Liabilities	$(7,649)	$-	$-	$(7,649)

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 3, 2018. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from 1 month to 29.4 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 1 month to 2 months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

      Additionally, at February 3, 2018, the Company had $0.8 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At January 28, 2017, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of February 3, 2018 and January 28, 2017 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Other
	Investments	Cash
	Private Equity	Surrender Value	Total
Beginning Balance at January 28, 2017	$-	$7,973	$7,973
Redemptions	-	-	-
Additions	-	307	307
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	620	620
Included in other comprehensive income	-	-	-
Ending Balance at February 3, 2018	$-	$8,900	$8,900
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 28, 2017	$(7,649)
Additions	(443)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(859)
Ending Balance at February 3, 2018	$(8,951)

	Fair Value Measurements Using Significant
	Unobservable Asset Inputs (Level 3)
	Other
	Investments	Cash
	Private Equity	Surrender Value	Total
Beginning Balance at January 30, 2016	$-	$6,409	$6,409
Additions	-	1,086	1,086
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	478	478
Included in other comprehensive income	-	-	-
Ending Balance at January 28, 2017	$-	$7,973	$7,973

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 30, 2016	$(6,187)
Additions	(743)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(719)
Ending Balance at January 28, 2017	$(7,649)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		February 3, 2018	January 28, 2017

	Customer accounts — principally deferred payment accounts	$18,004	$20,862
	Miscellaneous receivables	11,162	10,822
	Total	29,166	31,684
	Less allowance for doubtful accounts	1,148	1,348
	Accounts receivable — net	$28,018	$30,336

      Finance charge and late charge revenue on customer deferred payment accounts totaled $4,222,000, $4,906,000 and $5,383,000 for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively, and charges against the allowance for doubtful accounts were approximately $690,000, $832,000 and $873,000 for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		February 3, 2018	January 28, 2017

	Land and improvements	$13,550	$13,547
	Buildings	35,461	35,415
	Leasehold improvements	93,620	95,829
	Fixtures and equipment	217,873	221,924
	Information technology equipment and software	58,458	51,630
	Construction in progress	64	6,542
	Total	419,026	424,887
	Less accumulated depreciation	309,658	298,501
	Property and equipment — net	$109,368	$126,386

	Construction in progress primarily represents costs related to new store development and investments in new technology.

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		February 3, 2018	January 28, 2017

	Accrued employment and related items	$13,472	$19,049
	Property and other taxes	17,515	17,763
	Accrued self-insurance	11,637	13,026
	Fixed Assets	634	1,099
	Other	9,567	10,376
	Total	$52,825	$61,313

8.    Financing Arrangements

As of February 3, 2018, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2019.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 3, 2018.  There were no borrowings outstanding under this credit facility as of February 3, 2018, January 28, 2017 or January 30, 2016.  At February 3, 2018, the weighted average interest rate under the credit facility was zero due to no borrowings outstanding at the end of the year.

At February 3, 2018, January 28, 2017 and January 30, 2016, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

      The Company’s certificate of incorporation provides that shares of Class B Common Stock may be transferred only to certain “Permitted Transferees” consisting generally of the lineal descendants of holders of Class B Common Stock, trusts for their benefit, corporations and partnerships controlled by them and the Company’s employee benefit plans. Any transfer of Class B Common Stock in violation of these restrictions, including a transfer to the Company, results in the automatic conversion of the transferred shares of Class B Common Stock held by the transferee into an equal number of shares of Class A Common Stock.

      On March 28, 2018, the Company will pay a quarterly dividend of $0.33 per share.

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 75% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 were approximately $1,207,000, $1,234,000 and $1,238,000, respectively.

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $1,026,000 for the year ended February 3, 2018. The Company’s contribution for the year ended January 28, 2017 was $689,000 and year ended January 30, 2016 was $1,100,000.

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

     The minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2018	$72,180
2019	70,681
2020	52,127
2021	36,756
2022	22,929
Thereafter	18,252
Total minimum lease payments	$272,925

     The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Fiscal Year Ended
Minimum rentals	$70,971	$70,681	$69,665
Contingent rent	-	3	11
Total rental expense	$70,971	$70,684	$69,676

12.  Income Taxes:

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Unrecognized tax benefits for uncertain tax positions, primarily recorded in Other noncurrent liabilities, are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of February 3, 2018, the Company had gross unrecognized tax benefits totaling approximately $9.5 million, of which approximately $10.2 million (inclusive of interest) would affect the effective tax rate if recognized. The Company had approximately $2.8 million, $4.1 million and $4.3 million of interest and penalties accrued related to uncertain tax positions as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $986,000, $716,000 and $891,000 of interest and penalties in the Consolidated Statements of Income and Comprehensive Income for the years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2014.  In state and local tax jurisdictions, the Company has limited exposure before 2006.  During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range cannot be determined.

     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Fiscal Year Ended
Balances, beginning	$10,668	$9,560	$9,431
Additions for tax positions of the current year	2,537	2,618	1,452
Reduction for tax positions of prior years for:
Changes in judgment	(1,209)	-	-
Settlements during the period	(390)	(328)	(611)
Lapses of applicable statute of limitations	(2,075)	(1,182)	(712)
Balances, ending	$9,531	$10,668	$9,560

     The provision for income taxes consists of the following (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Fiscal Year Ended
Current income taxes:
Federal	$1,726	$(411)	$29,076
State	1,401	873	4,981
Foreign	1,952	2,053	197
Total	5,079	2,515	34,254
Deferred income taxes:
Federal	3,816	45	(1,953)
State	(1,462)	(644)	(104)
Foreign	-	(14)	88
Total	2,354	(613)	(1,969)
Total income tax expense	$7,433	$1,902	$32,285

     Significant components of the Company’s deferred tax assets and liabilities as of February 3, 2018 and January 28, 2017 are as follows (in thousands):

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3, 2018	January 28, 2017
Deferred tax assets:
Allowance for doubtful accounts	$198	$435
Inventory valuation	1,758	2,841
Non-deductible accrued liabilities	3,248	5,298
Other taxes	1,152	1,653
Federal benefit of uncertain tax positions	1,268	3,812
Equity compensation expense	4,321	6,077
Net Operating Losses	851	257
Charitable contribution carryover	2,041	3,425
Other	1,977	2,268
Total deferred tax assets	16,814	26,066
Deferred tax liabilities
Property and equipment	1,859	9,564
Deferred lease liability	1,191	267
Healthcare expense	-	406
Incurred but not reported ("IBNR")	1,043	1,500
Other	151	556
Total deferred tax liabilities	4,244	12,293
Net deferred tax assets	$12,570	$13,773

     The Company continues to evaluate its permanent reinvestment assertion in light of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The accounting is expected to be completed within the one-year measurement period as allowed by Staff Accounting Bulletin No.118 (“SAB 118”).

     The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	February 3, 2018	January 28, 2017	January 30, 2016
Fiscal Year Ended
Federal income tax rate	33.7%	35.0%	35.0%
State income taxes	(4.7)	(0.2)	3.0
Tax credits	(7.5)	(4.1)	(1.8)
Tax exempt interest	(4.4)	(1.6)	(0.5)
Foreign rate differential	(44.4)	(13.4)	-
Uncertain tax positions	(4.4)	2.4	(0.3)
Charitable contribution of inventory	(1.0)	(13.1)	(1.5)
Deemed Repatriation	38.6	-	-
Deferred Rate Change	39.2	-	-
Addback on Wage Related Credits	2.0	1.2	0.6
Effects of permanent differences	-	0.1	(0.1)
Other	(0.6)	(2.4)	(1.8)
Effective income tax rate	46.5%	3.9%	32.6%

     The recently enacted Tax Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued SAB 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one year measurement period.

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation of the Tax Act resulted in an approximate $6.2 million charge for the revaluation of the Company’s net domestic deferred tax assets and a one-time provisional transition tax charge of approximately $6.1 million, of which $5.7 million is recorded in non-current liabilities. In reaching these estimates, the Company utilized all available guidance and notices issued by the U.S. Department of the Treasury. These amounts are to be considered provisional and are not currently able to be finalized given the complexity of the underlying calculations. The Company relied upon prior year legal entity financials and return filings in the estimates of the one-time transition tax. The Company will update and conclude its accounting as additional information is obtained, which in many cases is contingent on the timing of issuance of regulatory guidance.

13.  Quarterly Financial Data (Unaudited):

     Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2017	First	Second	Third	Fourth
Total revenues	$239,741	$206,961	$190,273	$213,006
Gross profit (exclusive of depreciation)	93,958	65,703	65,811	71,451
Net income (loss)	22,233	(881)	2,694	(15,506)
Basic earnings per share	$0.85	$(0.03)	$0.11	$(0.62)
Diluted earnings per share	$0.85	$(0.03)	$0.11	$(0.62)

Fiscal 2016	First	Second	Third	Fourth
Total revenues	$287,973	$238,887	$209,262	$220,447
Gross profit (exclusive of depreciation)	124,000	89,828	75,635	65,121
Net income (loss)	35,874	15,887	8,260	(12,809)
Basic earnings per share	$1.29	$0.57	$0.30	$(0.48)
Diluted earnings per share	$1.29	$0.57	$0.30	$(0.48)

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

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company operates its women’s fashion specialty retail stores in 33 states as of February 3, 2018, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing, and collection efforts are performed by a separate subsidiary of the Company.

The following schedule summarizes certain segment information (in thousands):

Fiscal 2017	Retail	Credit	Total

Revenues	$845,759	$4,222	$849,981
Depreciation	19,604	39	19,643
Interest and other income	5,111	-	5,111
Income before taxes	14,762	1,211	15,973
Capital expenditures	11,047	49	11,096

Fiscal 2016	Retail	Credit	Total

Revenues	$951,663	$4,906	$956,569
Depreciation	22,667	49	22,716
Interest and other income	7,041	-	7,041
Income before taxes	47,447	1,667	49,114
Capital expenditures	27,248	49	27,297

Fiscal 2015	Retail	Credit	Total

Revenues	$1,005,708	$5,383	$1,011,091
Depreciation	22,914	49	22,963
Interest and other income	3,456	-	3,456
Income before taxes	97,119	2,008	99,127
Capital expenditures	26,534	-	26,534

	Retail	Credit	Total

Total assets as of February 3, 2018	$469,652	$46,424	$516,076
Total assets as of January 28, 2017	554,716	51,608	606,324

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in selling, general and administrative expenses (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016

Bad debt expense	$690	$832	$873
Payroll	861	865	862
Postage	546	635	712
Other expenses	875	858	879
Total expenses	$2,972	$3,190	$3,326

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock Based Compensation:

      As of February 3, 2018, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees. The 2013 Incentive Compensation Plan and 2004 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of February 3, 2018:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
January 28, 2017	-	-	1,032,834	1,032,834
February 3, 2018	-	-	856,473	856,473

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period. As of February 3, 2018, there was $11,727,000 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.  The total grant date fair value of the shares recognized as compensation expense during the twelve months ended February 3, 2018, January 28, 2017 and January 30, 2016 was $4,093,000, $4,091,000 and $4,020,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the years ended February 3, 2018, January 28, 2017 and January 30, 2016:

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 31, 2015	552,495	$26.19
Granted	159,673	39.60
Vested	(87,130)	26.03
Forfeited or expired	(48,362)	28.83

Restricted stock awards at January 30, 2016	576,676	$29.71
Granted	148,591	36.83
Vested	(103,808)	25.19
Forfeited or expired	(60,136)	31.68

Restricted stock awards at January 28, 2017	561,323	$32.22
Granted	191,919	22.44
Vested	(125,761)	26.40
Forfeited or expired	(30,827)	31.55

Restricted stock awards at February 3, 2018	596,654	$30.33

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month period ended February 3, 2018, the Company sold 34,238 shares to employees at an average discount of $2.50 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $86,000, $88,000 and $86,000 for fiscal years 2017, 2016 and 2015, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

The following is a summary of changes in stock options outstanding during the year ended February 3, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at January 28, 2017	12,076	$23.56	6.25 years	$179,449
Granted	-	-
Forfeited or expired	-
Exercised	(4,025)	23.56
Outstanding at February 3, 2018	8,051	$23.56	5.25 years	$-
Vested and exercisable at February 3, 2018	4,025	$23.56	5.25 years	$-

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

No options were granted in fiscal 2017, fiscal 2016 and fiscal 2015. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

The total intrinsic value of options exercised during the years ended February 3, 2018, January 28, 2017 and January 30, 2016 were $0, $109,000 and $0, respectively.

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock option expense was $17,000 for the twelve months ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.

            Stock option awards outstanding under the Company’s current plans were granted at exercise prices which were equal to the market value of the Company’s stock on the date of grant, vest over five years, and expire no later than ten years after the grant date.

16.     Commitments and Contingencies:

      The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $9.3 million in accrued litigation expense at February 3, 2018.

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

17.     Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of February 3, 2018:

                                                      THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2017	$(214)
Other comprehensive income/(loss) before
reclassification	(135)

Amounts reclassified from accumulated
other comprehensive income (b)	28

Net current-period other comprehensive income/(loss)	(107)

Ending Balance at February 3, 2018	$(321)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

(b) Includes ($36) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($9). Amounts in parentheses indicate a debit/reduction to OCI.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 3, 2018.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of February 3, 2018, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2018 based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 3, 2018.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 3, 2018, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2018 annual stockholders’ meeting (the “2018 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

     Information contained under the captions “2017 Executive Compensation,” “Fiscal Year 2017 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2018 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 3, 2018.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)

Plan Category

Equity compensation plans approved
by security holders	8,051	$23.56	1,016,299
Equity compensation plans not
approved by security holders	-	-	-
Total	8,051	$23.56	1,016,299

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2013
Incentive Compensation Plan, 856,473 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 159,826 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

        Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2018 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm" in the 2018 Proxy Statement is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm .............................................................	33

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.............................................................	35

Consolidated Balance Sheets at February 3, 2018 and January 28, 2017...........................................	36

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.....................................................................................................................	37

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016...........................................................................................	38

Notes to Consolidated Financial Statements...................................................................................	39

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts.........................................................................	66

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
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended February 3, 2018, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (ii) Consolidated Balance Sheets at February 3, 2018 and January 28, 2017; (iii) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; and (v) Notes to Consolidated Financial Statements.

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
Jeffrey R. Shock Senior Vice President Controller

Date: March 27, 2018

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2018 by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at January 31, 2015	$1,542		$11,557
Additions charged to costs and expenses	1,048		16,769
Additions (reductions) charged to other accounts	345	(c)	1,245
Deductions	(1,488)	(d)	(16,812)

Balance at January 30, 2016	$1,447		$12,759
Additions charged to costs and expenses	1,002		15,866
Additions (reductions) charged to other accounts	300	(c)	(105)
Deductions	(1,401)	(d)	(15,532)

Balance at January 28, 2017	$1,348		$12,988
Additions charged to costs and expenses	851		17,303
Additions (reductions) charged to other accounts	304	(c)	220
Deductions	(1,355)	(d)	(18,888)

Balance at February 3, 2018	$1,148		$11,623

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation, General Liability and Healthcare.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.