Form 10-Q
period 2018-05-05
CATO CORP
filed 2018-05-31
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐

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

As of May 5, 2018, there were 23,354,243 shares of Class A common stock and 1,755,601 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 5, 2018

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended May 5, 2018 and April 29, 2017

Condensed Consolidated Balance Sheets		3
At May 5, 2018 and February 3, 2018

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended May 5, 2018 and April 29, 2017

Notes to Condensed Consolidated Financial Statements		5 - 16
For the Three Months Ended May 5, 2018 and April 29, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 5, 2018	April 29, 2017

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$236,025	$237,655
Other revenue (principally finance charges, late fees and
layaway charges)	2,275	2,086
Total revenues	238,300	239,741

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	142,287	145,783
Selling, general and administrative (exclusive of depreciation
shown below)	65,959	63,780
Depreciation	4,224	5,060
Interest and other income	(754)	(942)
Costs and expenses, net	211,716	213,681

Income before income taxes	26,584	26,060

Income tax expense	3,173	3,827

Net income	$23,411	$22,233

Basic earnings per share	$0.94	$0.85

Diluted earnings per share	$0.94	$0.85

Dividends per share	$0.33	$0.33

Comprehensive income:
Net income	$23,411	$22,233
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of ($122) and $259 for May 5, 2018	(392)	433
and April 29, 2017, respectively
Comprehensive income	$23,019	$22,666

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 5, 2018	February 3, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71,481	$78,047
Short-term investments	147,133	118,836
Restricted cash	3,630	3,217
Restricted short-term investments	104	505
Accounts receivable, net of allowance for doubtful accounts of
$852 and $1,148 at May 5, 2018 and February 3, 2018, respectively	37,065	28,018
Merchandise inventories	107,892	121,535
Prepaid expenses and other current assets	11,550	22,322
Total Current Assets	378,855	372,480
Property and equipment – net	105,504	109,368
Noncurrent deferred income taxes	12,692	12,570
Other assets	21,423	21,658
Total Assets	$518,474	$516,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,100	$82,605
Accrued expenses	56,047	52,825
Accrued bonus and benefits	4,014	2,971
Accrued income taxes	1,772	680
Total Current Liabilities	130,933	139,081
Other noncurrent liabilities	46,295	50,642

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 23,354,243 shares and 23,045,039 shares
at May 5, 2018 and February 3, 2018, respectively	783	774
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,755,601 shares and
1,755,601 shares at May 5, 2018 and February 3, 2018, respectively	58	58
Additional paid-in capital	100,749	99,948
Retained earnings	240,369	225,894
Accumulated other comprehensive income	(713)	(321)
Total Stockholders' Equity	341,246	326,353
Total Liabilities and Stockholders’ Equity	$518,474	$516,076

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 5, 2018	April 29, 2017

	(Dollars in thousands)

Operating Activities:
Net income	$23,411	$22,233
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,224	5,060
Provision for doubtful accounts	(70)	54
Purchase premium and premium amortization of investments	181	661
Share-based compensation	592	449
Deferred income taxes	-	1,015
Loss on disposal of property and equipment	84	246
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(8,977)	(2,015)
Merchandise inventories	13,643	13,897
Prepaid and other assets	10,805	936
Accrued income taxes	1,092	-
Accounts payable, accrued expenses and other liabilities	(13,357)	(26,932)
Net cash provided by operating activities	31,628	15,604

Investing Activities:
Expenditures for property and equipment	(675)	(3,446)
Purchase of short-term investments	(36,208)	(9,770)
Sales of short-term investments	7,908	32,704
Purchase of other assets	(91)	(654)
Sales of other assets	4	-
Net cash provided/(used) in investing activities	(29,062)	18,834

Financing Activities:
Dividends paid	(8,186)	(8,677)
Repurchase of common stock	(760)	(20,464)
Proceeds from line of credit	-	21,000
Payments to line of credit	-	(21,000)
Proceeds from employee stock purchase plan	228	207
Proceeds from stock options exercised	-	95
Net cash used in financing activities	(8,718)	(28,839)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(6,152)	5,599

Cash, cash equivalents, and restricted cash at beginning of period	81,264	49,618
Effect of exchange rate changes on cash	(1)	-
Cash, cash equivalents, and restricted cash at end of period	$75,111	$55,217

Non-cash activity:
Accrued other assets and property and equipment	$403	$999
Accrued treasury stock	-	231

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

NOTE 1 - GENERAL:

The condensed consolidated financial statements as of May 5, 2018 and for the thirteen-week period ended May 5, 2018 and April 29, 2017 have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.  Amounts as of February 3, 2018 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On May 24, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share.

Subsequent to May 5, 2018, the Company repurchased 78,500 shares for $1,407,519.

Recently Adopted Accounting Policies

In May 2014, the Financial Accounting Standards Board issued an accounting standards update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” that will supersede most current revenue recognition guidance and modify the accounting treatment for certain costs associated with revenue generation. The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services, and provides several steps to apply to achieve that principle. In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity. Effective at the beginning of fiscal 2018 the Company adopted this new standard.

The Company has elected the modified retrospective approach to transition to Topic 606.  As required by this expedient, the Company assessed its open contracts with customers at February 3, 2018 to determine the cumulative effect of initially applying this standard.  The Company concluded that the cumulative effect of initially applying this standard is not material.  In addition, the Company assessed the financial line items impacted by adopting this standard compared to the previous revenue guidance.  The Company concluded that any differences in financial statement line items are not material. Please refer to Note 11, Revenue Recognition, for incremental disclosures related to this adoption.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." This standard requires that restricted cash and restricted cash equivalents be included in cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company adopted the provisions of ASU 2016-18 in the first quarter of 2018 using the retrospective transition method.  The new guidance did not have a material impact on the Financial Statements.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

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

	Three Months Ended
	May 5, 2018	April 29, 2017
	(Dollars in thousands)
Numerator
Net earnings	$23,411	$22,233
Earnings allocated to non-vested equity awards	(561)	(464)
Net earnings available to common stockholders	$22,850	$21,769

Denominator
Basic weighted average common shares outstanding	24,201,545	25,735,978
Diluted weighted average common shares outstanding	24,201,545	25,735,978

Net income per common share
Basic earnings per share	$0.94	$0.85
Diluted earnings per share	$0.94	$0.85

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended May 5, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2018	$(321)
Other comprehensive income before
reclassification	(392)

Amounts reclassified from accumulated
other comprehensive income (b)	-

Net current-period other comprehensive income	(392)

Ending Balance at May 5, 2018	$(713)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes $0 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $0.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 5, 2018, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2019.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 5, 2018.  There were no borrowings outstanding under this credit facility at May 5, 2018 or February 3, 2018.  The weighted average interest rate under the credit facility was zero at May 5, 2018 due to no borrowings outstanding at the end of the quarter.

At May 5, 2018 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of May 5, 2018, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 5, 2018	Retail	Credit	Total

Revenues	$237,334	$966	$238,300
Depreciation	4,218	6	4,224
Interest and other income	(754)	-	(754)
Income before taxes	25,942	642	26,584
Capital expenditures	675	-	675

Three Months Ended
April 29, 2017	Retail	Credit	Total

Revenues	$238,642	$1,099	$239,741
Depreciation	5,048	12	5,060
Interest and other income	(942)	-	(942)
Income before taxes	25,619	441	26,060
Capital expenditures	3,446	-	3,446

	Retail	Credit	Total

Total assets as of May 5, 2018	$475,945	$42,529	$518,474
Total assets as of February 3, 2018	469,652	46,424	516,076

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017

Bad debt expense	$-	$54
Payroll	197	221
Postage	123	137
Other expenses	(2)	234

Total expenses	$318	$646

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

NOTE 6 – STOCK BASED COMPENSATION:

As of May 5, 2018, the Company had three long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of May 5, 2018, there were no available stock options for grant. The 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 23, 2013, shares for grant were no longer available under the 2004 Amended and Restated Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of May 5, 2018:

	1987	2004	2013
	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	8,700,000
Options and/or restricted stock available for grant:
May 5, 2018	-	-	513,554	513,554

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 5, 2018 and February 3, 2018, there was $16,019,000 and $11,727,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.9 years and 2.0 years, respectively. The total fair value of the shares recognized as compensation expense during the three months ended May 5, 2018 was $547,000 compared to $408,000 for the three months ended April 29, 2017.  These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the three months ended May 5, 2018:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 3, 2018	595,179	$30.33
Granted	349,643	16.08
Vested	(139,669)	29.87
Forfeited or expired	(7,302)	30.63
Restricted stock awards at May 5, 2018	797,851	$24.16

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 5, 2018 and April 29, 2017, the Company sold 19,763 and 11,215 shares to employees at an average discount of $2.04 and $3.27 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $40,000 and $37,000 for the three months ended May 5, 2018 and April 29, 2017, respectively.  These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of May 5, 2018 and February 3, 2018:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 5, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$90,261	$-	$90,261	$-
Corporate Bonds	47,267	-	47,267	-
U.S. Treasury Notes	4	4	-	-
Cash Surrender Value of Life Insurance	8,867	-	-	8,867
Asset-backed Securities (ABS)	7,775	-	7,775	-
Corporate Equities	732	732	-	-
Certificates of Deposit	501	501	-	-
Total Assets	$155,407	$1,237	$145,303	$8,867

Liabilities:
Deferred Compensation	(8,738)	-	-	(8,738)
Total Liabilities	$(8,738)	$-	$-	$(8,738)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 5, 2018 and February 3, 2018.  The state, municipal and corporate bonds have contractual maturities which range from 10 days to 29.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from six months to nine months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at May 5, 2018, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.9 million.  At February 3, 2018, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.9 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of May 5, 2018 and April 29, 2017 (dollars in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2018	$8,900
Redemptions	-
Additions	183
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(216)
Included in other comprehensive income	-
Ending Balance at May 5, 2018	$8,867

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2018	$(8,951)
Redemptions	-
Additions	3
Total (gains) or losses
Included in interest and other income (or changes in net assets)	210
Included in other comprehensive income	-
Ending Balance at May 5, 2018	$(8,738)

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2017	$(7,649)
Redemptions	-
Additions	(125)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(185)
Ending Balance at April 29, 2017	$(7,959)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first quarter of 2018 of 11.9% compared to an effective tax rate of 14.7% for the first quarter of 2017. The decrease in the effective tax rate was primarily due to certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”), specifically the reduction of the U.S. federal statutory rate to 21%, a higher proportion of income being generated in jurisdictions with lower tax rates, and ongoing savings from tax initiatives. Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”). We continue evaluating the accounting policy election for deferred taxes under GILTI.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $9.3 million in accrued litigation expense at May 5, 2018.

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

NOTE 11 – REVENUE RECOGNITION:

On February 3, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of February 3, 2018. Financial results included in the Company’s Condensed Consolidated Statement of Income for the quarter ended May 5, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”).  As a result of adopting Topic 606, the Company did not adjust opening retained earnings.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018 AND APRIL 29, 2017

The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales from stores are also recorded when the customer takes possession of the merchandise. E-commerce sales are recorded when the risk of loss is transferred to the customer. Gift cards are recorded as deferred revenue until they are redeemed or forfeited. Layaway sales are recorded as deferred revenue until the customer takes possession or forfeits the merchandise. Gift cards do not have expiration dates. A provision is made for estimated merchandise returns based on sales volumes and the Company’s experience; actual returns have not varied materially from historical amounts. A provision is made for estimated write-offs associated with sales made with the Company’s proprietary credit card.  Amounts related to shipping and handling billed to customers in a sales transaction are classified as Other revenue and the costs related to shipping product to customers (billed and accrued) are classified as Cost of goods sold.

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured.  The Company estimated uncollectible amounts of $225,000 and $254,000 for the periods ended May 5, 2018 and April 29, 2017, respectively, on sales purchased by the Company’s proprietary credit card of $7.0 million and $6.7 million for the periods ended May 5, 2018 and April 29, 2017, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	May 5, 2018	February 3, 2018

Proprietary Credit Card Receivables, net	$16,752	$16,857
Gift Card Liability	$5,811	$7,565

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 2, 2019 (“fiscal 2018”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, interest rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 3, 2018 (“fiscal 2017”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 5, 2018	April 29, 2017
Total retail sales	100.0%	100.0%
Other revenue	1.0	0.9
Total revenues	101.0	100.9
Cost of goods sold (exclusive of depreciation)	60.3	61.3
Selling, general and administrative (exclusive of depreciation)	27.9	26.8
Depreciation	1.8	2.1
Interest and other income	(0.3)	(0.4)
Income before income taxes	11.3	11.0
Net income	9.9	9.4

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First Quarter of 2018 with 2017

Total retail sales for the first quarter were $236.0 million compared to last year’s first quarter sales of $237.7 million.  Sales decreased primarily due to a 1.0% decrease in same-store sales. Same store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 2.5% of sales for the first quarter of fiscal 2018 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, shipping charged to customers for e-commerce purchases and layaway fees), were $238.3 million for the first quarter ended May 5, 2018, compared to $239.7 million for the first quarter ended April 29, 2017. The Company operated 1,351 stores at May 5, 2018 compared to 1,374 stores at the end of last fiscal year’s first quarter. The Company currently expects to close approximately 34 stores in fiscal 2018.

Credit revenue of $1.0 million represented 0.4% of total revenues in the first quarter of fiscal 2018, compared to 2017 credit revenue of $1.1 million or 0.5% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses, and totaled $0.3 million in the first quarter of 2018, compared to last year’s first quarter expenses of $0.6 million.

Other revenue, a component of total revenues, was $2.3 million for the first quarter of fiscal 2018, compared to $2.1 million for the prior year’s comparable first quarter. The increase is primarily due to including gift card breakage as prescribed in Topic 606.

Cost of goods sold was $142.3 million, or 60.3% of retail sales for the first quarter of fiscal 2018, compared to $145.8 million, or 61.3% of retail sales in the first quarter of fiscal 2017.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2018 resulted primarily from higher sales of regular priced goods and decreases in occupancy, purchasing and sourcing costs as a percent of retail sales. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 2.0% to $93.7 million for the first quarter of fiscal 2018 compared to $91.9 million in the first quarter of fiscal 2017.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses increased 3.4% to $66.0 million, or 27.9% of retail sales for the first quarter of fiscal 2018, compared to $63.8 million, or 26.8% of retail sales in the first quarter of fiscal 2017. The dollar increase was primarily attributable to higher incentive compensation and insurance expenses, partially offset by lower store and corporate expenses.

Depreciation expense was $4.2 million, or 1.8% of retail sales for the first quarter of fiscal 2018, compared to $5.1 million, or 2.1% of retail sales for the first quarter of fiscal 2017.

Interest and other income was $0.8 million, or 0.3% of retail sales for the first quarter of fiscal 2018, compared to $0.9 million, or 0.4% of retail sales for the first quarter of fiscal 2017.  The decrease is primarily attributable to gift card breakage being included in 2017.

Income tax expense was $3.2 million or 1.3% of retail sales for the first quarter of fiscal 2018, compared to $3.8 million, or 1.6% of retail sales for the first quarter of fiscal 2017. The 2018 quarter decrease in income tax expense resulted from a lower effective tax rate, partially offset by higher pre-tax income.  The effective income tax rate for the first quarter of fiscal 2018 was 11.9% compared to 14.7% for the first quarter of 2017. The decrease in the 2018 first quarter tax rate was primarily due to the reduction of the U.S. federal statutory rate, a higher proportion of income being generated from jurisdictions with lower tax rates, and ongoing savings from tax initiatives. Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”). We continue evaluating the accounting policy election for deferred taxes under GILTI.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2018 was $31.6 million as compared to $15.6 million in the first three months of fiscal 2017. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at May 5, 2018 and February 3, 2018.

Cash provided by operating activities for the first three months of fiscal 2018 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $16.0 million for the first three months of fiscal 2018 as compared to the first three months of fiscal 2017 was primarily due to a lower decrease in accounts payable from year-end, an increase in net income and accrued taxes, partially offset by lower depreciation and net deferred taxes.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2018 and the next 12 months.

At May 5, 2018, the Company had working capital of $247.9 million compared to $233.4 million at February 3, 2018.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At May 5, 2018 and February 3, 2018, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of revocable credits discussed below.  The revolving credit agreement is committed until August 2019. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 5, 2018.  There were no borrowings outstanding under the credit facility as of May 5, 2018 and February 3, 2018.

At May 5, 2018 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $0.7 million in the first three months of fiscal 2018, compared to $3.4 million in last year’s first three months.  The expenditures for the first three months of 2018 were primarily for investments in new technology. For the full fiscal 2018 year, the Company expects to invest approximately $7 million for capital expenditures.

Net cash used in investing activities totaled $29.1 million in the first three months of fiscal 2018 compared to $18.8 million provided in the comparable period of fiscal 2017, primarily due to an increase in the purchase of short-term investments and a decrease in short-term investments sold and capital expenditures.

Net cash used in financing activities totaled $8.7 million in the first three months of fiscal 2018 compared to $28.8 million used in the comparable period of fiscal 2017 primarily due to a decrease in share repurchases.

On May 24, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of May 5, 2018, the Company had 559,502 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 5, 2018 and February 3, 2018.  The state, municipal and corporate bonds have contractual maturities which range from 10 days to 29.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from six months to nine months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income.

Additionally, at May 5, 2018, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.9 million.  At February 3, 2018, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.9 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 5, 2018.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 5, 2018, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 3, 2018.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock for the three months ended May 5, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2018	-	$-	-
March 2018	31,000	13.15	31,000
April 2018	21,904	16.08	21,904
Total	52,904	$14.36	52,904	559,502

(1)   Prices include trading costs.

(2)   As of February 3, 2018, the Company’s share repurchase program had 612,406 shares remaining in open authorizations.  During the first quarter ending May 5, 2018, the Company repurchased and retired 52,904 shares under this program for approximately $759,824 or an average market price of $14.36 per share.  As of the first quarter ending May 5, 2018, the Company had 559,502 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended May 5, 2018 and April 29, 2017;  (ii) Condensed Consolidated Balance Sheets at May 5, 2018 and February 3, 2018;  (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 5, 2018 and April 29, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II  OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

May 31, 2018	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

May 31, 2018	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer