Form 10-Q
period 2018-08-04
CATO CORP
filed 2018-08-30
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

As of August 4, 2018, there were 22,909,058 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended August 4, 2018

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Six Months Ended August 4, 2018 and July 29, 2017

Condensed Consolidated Balance Sheets		4
At August 4, 2018 and February 3, 2018

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended August 4, 2018 and July 29, 2017

Notes to Condensed Consolidated Financial Statements		6 – 18
For the Three Months and Six Months Ended August 4, 2018 and July 29, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$206,848	$205,026	$442,873	$442,681
Other revenue (principally finance charges, late fees and
layaway charges)	2,069	1,935	4,344	4,021
Total revenues	208,917	206,961	447,217	446,702

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	129,801	141,258	272,088	287,041
Selling, general and administrative (exclusive of depreciation
shown below)	68,892	64,280	134,851	128,062
Depreciation	4,152	4,882	8,376	9,942
Interest and other income	(1,431)	(1,329)	(2,185)	(2,272)
Cost and expenses, net	201,414	209,091	413,130	422,773

Income/(Loss) before income taxes	7,503	(2,130)	34,087	23,929

Income tax (benefit)/expense	1,021	(1,249)	4,195	2,578

Net income/(loss)	$6,482	$(881)	$29,892	$21,351

Basic earnings/(loss) per share	$0.26	$(0.03)	$1.20	$0.82

Diluted earnings/(loss) per share	$0.26	$(0.03)	$1.20	$0.82

Dividends per share	$0.33	$0.33	$0.66	$0.66

Comprehensive income:
Net income/(loss)	$6,482	$(881)	$29,892	$21,351
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $98 and $(24) for the three and
six months ended August 4, 2018 and $114 and $373 for
the three and six months ended July 29, 2017, respectively	314	192	(78)	625
Comprehensive income/(loss)	$6,796	$(689)	$29,814	$21,976

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 4, 2018	February 3, 2018

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$37,849	$78,047
Short-term investments	187,050	118,836
Restricted cash	3,645	3,217
Restricted short-term investments	105	505
Accounts receivable, net of allowance for doubtful accounts of
$868 and $1,148 at August 4, 2018 and February 3, 2018, respectively	34,745	28,018
Merchandise inventories	104,470	121,535
Prepaid expenses and other current assets	10,521	22,322
Total Current Assets	378,385	372,480
Property and equipment – net	102,320	109,368
Noncurrent deferred income taxes	12,594	12,570
Other assets	21,832	21,658
Total Assets	$515,131	$516,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$74,892	$82,605
Accrued expenses	54,182	52,825
Accrued bonus and benefits	7,631	2,971
Accrued income taxes	1,702	680
Total Current Liabilities	138,407	139,081
Other noncurrent liabilities	45,408	50,642

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 22,909,058 shares and 23,045,039 shares
at August 4, 2018 and February 3, 2018, respectively	770	774
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,763,652 shares and 1,755,601 shares
at August 4, 2018 and February 3, 2018, respectively	58	58
Additional paid-in capital	102,806	99,948
Retained earnings	228,081	225,894
Accumulated other comprehensive income/(loss)	(399)	(321)
Total Stockholders' Equity	331,316	326,353
Total Liabilities and Stockholders' Equity	$515,131	$516,076

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 4, 2018	July 29, 2017

	(Dollars in thousands)

Operating Activities:
Net income	$29,892	$21,351
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	8,376	9,942
Provision for doubtful accounts	127	258
Purchase premium and premium amortization of investments	277	1,855
Share-based compensation	2,422	1,778
Deferred income taxes	-	1,015
Loss on disposal of property and equipment	414	592
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(6,844)	523
Merchandise inventories	17,065	39,485
Prepaid and other assets	11,453	892
Accrued income taxes	1,022	-
Accounts payable, accrued expenses and other liabilities	(7,747)	(34,287)
Net cash provided by operating activities	56,457	43,404

Investing Activities:
Expenditures for property and equipment	(1,879)	(6,425)
Purchase of short-term investments	(111,245)	(15,770)
Sales of short-term investments	43,328	56,861
Purchase of other assets	(107)	(661)
Sales of other assets	4	-
Net cash provided/(used) in investing activities	(69,899)	34,005

Financing Activities:
Dividends paid	(16,338)	(17,204)
Repurchase of common stock	(10,461)	(29,618)
Proceeds from line of credit	-	21,000
Payments to line of credit	-	(21,000)
Proceeds from employee stock purchase plan	284	244
Proceeds from stock options exercised	189	95
Net cash used in financing activities	(26,326)	(46,483)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(39,768)	30,926

Cash, cash equivalents, and restricted cash at beginning of period	81,264	49,618
Effect of exchange rate on cash	(2)	-
Cash, cash equivalents, and restricted cash at end of period	$41,494	$80,544

Non-cash activity:
Accrued other assets and property and equipment	$507	$830
Accrued treasury stock	949	423

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 4, 2018 and July 29, 2017 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

In August 2018, the Company repurchased 44,300 shares of its Class A common stock for $1,094,770.

On August 30, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share.

Recently Adopted Accounting Policies

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” that supersedes most current revenue recognition guidance and modifies the accounting treatment for certain costs associated with revenue generation. The core principle of the revised revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services, and provides several steps to apply to achieve that principle. In addition, the new guidance enhances disclosure requirements to include more information about specific revenue contracts entered into by the entity. Effective at the beginning of fiscal 2018 the Company adopted this new standard.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

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

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(Dollars in thousands)
Numerator
Net earnings/(loss)	$6,482	$(881)	$29,892	$21,351
Earnings(loss) allocated to non-vested equity awards	(192)	28	(816)	(466)
Net earnings/(loss) available to common stockholders	$6,290	$(853)	$29,076	$20,885

Denominator
Basic weighted average common shares outstanding	24,131,481	25,177,180	24,166,539	25,456,579
Diluted weighted average common shares outstanding	24,131,481	25,177,180	24,166,539	25,456,579

Net income/(loss) per common share
Basic earnings/(loss) per share	$0.26	$(0.03)	$1.20	$0.82
Diluted earnings/(loss) per share	$0.26	$(0.03)	$1.20	$0.82

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 4, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 5, 2018	$(713)
Other comprehensive income before
reclassification	260

Amounts reclassified from accumulated
other comprehensive income (b)	54

Net current-period other comprehensive income	314

Ending Balance at August 4, 2018	$(399)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $71 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $17.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 4, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2018	$(321)
Other comprehensive income before
reclassification	(131)

Amounts reclassified from accumulated
other comprehensive income (b)	53

Net current-period other comprehensive income	(78)

Ending Balance at August 4, 2018	$(399)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $70 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $17.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended July 29, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at April 29, 2017	$219
Other comprehensive income before
reclassifications	186

Amounts reclassified from accumulated
other comprehensive income (b)	6

Net current-period other comprehensive income	192

Ending Balance at July 29, 2017	$411

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $10 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $4.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended July 29, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2017	$(214)
Other comprehensive income before
reclassifications	622

Amounts reclassified from accumulated
other comprehensive income (b)	3

Net current-period other comprehensive income	625

Ending Balance at July 29, 2017	$411

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 4 – FINANCING ARRANGEMENTS:

As of August 4, 2018, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2019.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 4, 2018.  There were no borrowings outstanding under this credit facility during the periods ended August 4, 2018 or February 3, 2018.  The weighted average interest rate under the credit facility was zero at August 4, 2018 due to no borrowings outstanding.

At August 4, 2018 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of August 4, 2018, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 4, 2018	Retail	Credit	Total	August 4, 2018	Retail	Credit	Total

Revenues	$207,971	$946	$208,917	Revenues	$445,305	$1,912	$447,217
Depreciation	4,146	6	4,152	Depreciation	8,364	12	8,376
Interest and other income	(1,431)	-	(1,431)	Interest and other income	(2,185)	-	(2,185)
Income/(Loss) before income taxes	7,077	426	7,503	Income/(Loss) before income taxes	33,019	1,068	34,087
Capital expenditures	1,204	-	1,204	Capital expenditures	1,879	-	1,879

Three Months Ended				Six Months Ended
July 29, 2017	Retail	Credit	Total	July 29, 2017	Retail	Credit	Total

Revenues	$205,911	$1,050	$206,961	Revenues	$444,553	$2,149	$446,702
Depreciation	4,871	11	4,882	Depreciation	9,919	23	9,942
Interest and other income	(1,329)	-	(1,329)	Interest and other income	(2,272)	-	(2,272)
Income/(Loss) before income taxes	(2,433)	303	(2,130)	Income/(Loss) before income taxes	23,185	744	23,929
Capital expenditures	2,980	-	2,980	Capital expenditures	6,425	-	6,425

	Retail	Credit	Total

Total assets as of August 4, 2018	$452,371	$62,760	$515,131
Total assets as of February 3, 2018	469,652	46,424	516,076

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Bad debt expense	$-	$204	$-	$258
Payroll	195	223	392	444
Postage	128	136	251	273
Other expenses	191	173	189	407
Total expenses	$514	$736	$832	$1,382

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 6 – STOCK-BASED COMPENSATION:

As of August 4, 2018, the Company had four long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of August 4, 2018, there were no available stock options for grant. The 2018 Incentive Compensation Plan, 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018 and May 23, 2013, shares for grant were no longer available under the 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan, respectively.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of August 4, 2018:

	1987	2004	2013	2018
	Plan	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	4,725,000	13,425,000
Options and/or restricted stock available for grant:
August 4, 2018	-	-	-	4,500,580	4,500,580

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 4, 2018 and February 3, 2018, there was  $14,757,000 and $11,727,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.7 years and 2.0 years, respectively. The total fair value of the shares recognized as compensation expense during the three and six months ended August 4, 2018 was $1,821,000 and $2,367,000, respectively, compared to $1,318,000 and $1,726,000, respectively, for the three and six months ended July 29, 2017. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended August 4, 2018:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 3, 2018	595,179	$30.33
Granted	354,385	16.20
Vested	(139,669)	29.87
Forfeited or expired	(24,223)	26.04
Restricted stock awards at August 4, 2018	785,672	$24.17

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 4, 2018 and July 29, 2017, the Company sold 22,554 and 13,619 shares to employees at an average discount of $2.22 and $3.17 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $50,000 and $43,000 for the six months ended August 4, 2018 and July 29, 2017, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of August 4, 2018 and February 3, 2018:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 4, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$65,349	$-	$65,349	$-
Corporate Bonds	90,498	-	90,498	-
U.S. Treasury Notes	4,577	4,577	-	-
Cash Surrender Value of Life Insurance	9,249	-	-	9,249
Asset-backed Securities (ABS)	23,316	-	23,316	-
Corporate Equities	745	745	-	-
Certificates of Deposit	505	505	-	-
Total Assets	$194,239	$5,827	$179,163	$9,249

Liabilities:
Deferred Compensation	(9,146)	-	-	(9,146)
Total Liabilities	$(9,146)	$-	$-	$(9,146)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 3, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$95,983	$-	$95,983	$-
Corporate Bonds	22,535	-	22,535	-
U.S. Treasury Notes	404	404	-	-
Cash Surrender Value of Life Insurance	8,900	-	-	8,900
Asset-backed Securities (ABS)	318	-	318	-
Corporate Equities	798	798	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$129,038	$1,302	$118,836	$8,900

Liabilities:
Deferred Compensation	(8,951)	-	-	(8,951)
Total Liabilities	$(8,951)	$-	$-	$(8,951)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 4, 2018 and February 3, 2018.  The state, municipal and corporate bonds have contractual maturities which range from 11 days to  29.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities of two months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at August 4, 2018, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.2 million.  At February 3, 2018, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

Level 1 category securities are measured at fair value using quoted active market prices.  Level 2 investment securities include corporate bonds, municipal bonds and asset-backed securities for which quoted prices may not be available on active exchanges for identical instruments.  Their fair value is principally based on market values determined by management with assistance of a third-party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of August 4, 2018 and February 3, 2018 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2018	$8,900
Additions	429
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(80)
Included in other comprehensive income	-
Ending Balance at August 4, 2018	$9,249

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2018	$(8,951)
Additions	(144)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(51)
Included in other comprehensive income	-
Ending Balance at August 4, 2018	$(9,146)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2017	$7,973
Additions	307
Total gains or (losses)
Included in interest and other income (or changes in net assets)	620
Included in other comprehensive income	-
Ending Balance at February 3, 2018	$8,900

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2017	$(7,649)
Additions	(443)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(859)
Included in other comprehensive income	-
Ending Balance at February 3, 2018	$(8,951)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2015, the Financial Accounting Standards Board issued an effective date for ASU 2016-02, “Leases (Topic 842)”, a new leasing standard that will require substantially all leases to be recorded on the balance sheet. The standard is effective for the Company’s first quarter of its 2019 fiscal year; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements and expects assets and liabilities to increase.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first six months of 2018 of 12.3% compared to 10.8% for the first six months of 2017. The increase in the effective tax rate for the first six months is attributable to higher pre-tax earnings and a higher proportion of income being generated from jurisdictions with higher tax rates, partially offset by ongoing savings from tax initiatives. Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”).  We continue evaluating the accounting policy election for deferred taxes under GILTI.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. The Company has approximately $9.5 million in accrued litigation expense at August 4, 2018.

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

NOTE 11 – REVENUE RECOGNITION:

On February 3, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of February 3, 2018. Financial results included in the Company’s Condensed Consolidated Statement of Income for the six months ended August 4, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”).  As a result of adopting Topic 606, the Company did not adjust opening retained earnings.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2018 AND JULY 29, 2017

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured.  The Company estimated uncollectible amounts of $458,000 and $457,000 for the six months ended August 4, 2018 and July 29, 2017, respectively, on sales purchased by the Company’s proprietary credit card of $14.1 million and $13.3 million for the six months ended August 4, 2018 and July 29, 2017, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	August 4, 2018	February 3, 2018

Proprietary Credit Card Receivables, net	$16,539	$16,857
Gift Card Liability	$5,171	$7,565

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	0.9	1.0	0.9
Total revenues	101.0	100.9	101.0	100.9
Cost of goods sold (exclusive of depreciation)	62.8	68.9	61.4	64.8
Selling, general and administrative (exclusive of depreciation)	33.3	31.4	30.4	28.9
Depreciation	2.0	2.4	1.9	2.2
Interest and other income	(0.7)	(0.6)	(0.5)	(0.5)
Income before income taxes	3.6	(1.0)	7.7	5.4
Net (loss)/income	3.1	(0.4)	6.7	4.8

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Six Months ended August 4, 2018 with July 29, 2017

Total retail sales for the second quarter were $206.8 million compared to last year’s second quarter sales of $205.0 million, a 0.9% increase. The Company’s second quarter of fiscal 2018 sales increased primarily due to a 4% increase in same-store sales, partially offset by the impact of the shift in weeks for the quarter. For the six months ended August 4, 2018, total retail sales were $442.9 million compared to last year’s comparable six month sales of $442.7 million. Sales in the first six months of fiscal 2018 increased slightly primarily due to a 1% increase in same-store sales, partially offset by the impact of the shift in weeks for the six months ended August 4, 2018 and July 29, 2017. Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  E-commerce sales were less than 2.5% of sales for the six months ended August 4, 2018 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $208.9 million and $447.2 million for the three and six months ended August 4, 2018, compared to $207.0 million and $446.7 million for the three and six months ended July 29, 2017, respectively. The Company operated 1,350 stores at August 4, 2018 compared to 1,374 stores at the end of last year’s second quarter. For the first six months of fiscal 2018, the Company closed one store.  In total, the Company currently expects to close 34 stores in fiscal 2018.

Credit revenue of $0.9 million represented 0.5% of total revenues in the second quarter of fiscal 2018, compared to 2017 credit revenue of $1.1 million or 0.5% of total revenues.  Credit revenue decreased for the most recent comparable period due to lower finance charge income under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.5 million in the second quarter of fiscal 2018, compared to last year’s second quarter expense of $0.7 million.

Other revenue in total, as included in total revenues, was $2.1 million and $4.3 million for the three and six months ended August 4, 2018, compared to $1.9 million and $4.0 million for the prior year’s comparable three and six month periods. The overall increase in the three and six months ended August 4, 2018 is primarily due to including gift card breakage income as prescribed in Topic 606.

Cost of goods sold was $129.8 million, or 62.8% of retail sales and $272.1 million or 61.4% of retail sales for the three and six months ended August 4, 2018, compared to $141.3 million, or 68.9% of retail sales and $287.0 million, or 64.8% of retail sales for the comparable three and six month periods of fiscal 2017.  The overall decrease in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2018 resulted primarily from higher sales of regular priced goods. In addition, occupancy, purchasing and sourcing costs as a percent of retail sales decreased. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 20.7% to $77.0 million for the second quarter of fiscal 2018 and increased by 9.8% to $170.8 million for the first six months of fiscal 2018 compared to $63.8 million and $155.6 million for the prior year’s comparable three and six months of fiscal 2017.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $68.9 million, or 33.3% of retail sales and $134.9 million, or 30.4% of retail sales for the second quarter and first six months of fiscal 2018, respectively, compared to $64.3 million, or 31.4% of retail sales and $128.1 million, or 28.9% of retail sales for the prior year’s comparable three and six month periods.  The increase in SG&A expense for the second quarter was primarily attributable to incentive compensation.  The increase in SG&A for the first six months of fiscal 2018 was primarily attributable to incentive compensation and an increase in insurance expense.

Depreciation expense was $4.2 million, or 2.0% of retail sales and $8.4 million, or 1.9% of retail sales for the second quarter and first six months of fiscal 2018, respectively, compared to $4.9 million, or 2.4% of retail sales and $9.9 million or 2.2% of retail sales for the comparable three and six month periods of fiscal 2017, respectively.

Interest and other income was $1.4 million, or 0.7% of retail sales and $2.2 million, or 0.5% of retail sales for the three and six months ended August 4, 2018, respectively, compared to $1.3 million, or 0.6% of retail sales and $2.3 million, or 0.5% of retail sales for the comparable three and six month periods of fiscal 2017, respectively.  The slight decrease for the first six months of fiscal 2018 compared to 2017 is primarily attributable to gift card breakage income being included in fiscal 2017, partially offset by an increase in short-term investments in 2018.

Income tax expense was $1.0 million and $4.2 million for the second quarter and first six months of fiscal 2018, respectively, compared to an income tax benefit of $1.2 million and income tax expense of $2.6 million for the comparable three and six month periods of fiscal 2017, respectively. For the first six months of 2018, the Company’s effective tax rate was 12.3% compared to 10.8% for the first six months of 2017. The increase in the effective tax rate for the first six months is attributable to higher pre-tax earnings and a higher proportion of income being generated from jurisdictions with higher tax rates, partially offset by ongoing savings from tax initiatives. Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”).  We continue evaluating the accounting policy election for deferred taxes under GILTI.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2018 was $56.5 million as compared to $43.4 million in the first six months of fiscal 2017. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 4, 2018 and February 3, 2018.

Cash provided by operating activities for the first six months of fiscal 2018 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $13.1 million for the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 was primarily due to an increase in net income and a decrease in prepaid and other assets, partially offset by an increase in accounts receivable.

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

At August 4, 2018, the Company had working capital of $240.0 million compared to $233.4 million at February 3, 2018.

At August 4, 2018 and February 3, 2018, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2019. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 4, 2018. There were no borrowings outstanding under the credit facility as of August 4, 2018 and February 3, 2018.

At August 4, 2018 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $1.9 million in the first six months of fiscal 2018, compared to $6.4 million in last fiscal year’s first six months.  The expenditures for the first six months of fiscal 2018 were primarily for additional investments in existing stores and information technology. For the full fiscal 2018 year, the Company expects to invest approximately $7.0 million for capital expenditures.

Net cash used by investing activities totaled $69.9 million in the first six months of fiscal 2018 compared to net cash of $34.0 million provided by investing activities in the comparable period of 2017.  Net cash used in 2018 is primarily attributable to higher purchases of short-term investments, partially offset by sales of short-term investments and lower capital expenditures.

Net cash used in financing activities totaled $26.3 million in the first six months of fiscal 2018 compared to $46.5 million used in the comparable period of fiscal 2017.  The decrease was primarily due to lower share repurchase amounts.

On August 30, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of August 4, 2018, the Company had 98,302 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 4, 2018 and February 3, 2018.  The state, municipal and corporate bonds have contractual maturities which range from 11 days to 29.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities of two months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at August 4, 2018, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.2 million.  At February 3, 2018, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 4, 2018.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 4, 2018, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended August 4, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2018	146,300	$20.26	146,300
June 2018	135,300	24.42	135,300
July 2018	179,600	24.39	179,600
Total	461,200	$23.09	461,200	98,302

(1)   Prices include trading costs.

(2)   As of May 5, 2018, the Company’s share repurchase program had 559,502 shares remaining in open authorizations. During the second quarter ending August 4, 2018, the Company repurchased and retired 461,200 shares under this program for approximately $10,649,524 or an average market price of $23.09 per share. As of the second quarter ended August 4, 2018, the Company had 98,302 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended August 4, 2018 and July 29, 2017;  (ii) Condensed Consolidated Balance Sheets at August 4, 2018 and February 3, 2018;  (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 4, 2018 and July 29, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

August 30, 2018	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 30, 2018	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer