Form 10-Q
period 2018-11-03
CATO CORP
filed 2018-11-30
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 3, 2018, there were 22,844,871 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended November 3, 2018

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Nine Months Ended November 3, 2018 and October 28, 2017

Condensed Consolidated Balance Sheets		4
At November 3, 2018 and February 3, 2018

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended November 3, 2018 and October 28, 2017

Notes to Condensed Consolidated Financial Statements		6 – 18
For the Three Months and Nine Months Ended November 3, 2018 and October 28, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 –25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$187,892	$188,368	$630,765	$631,049
Other revenue (principally finance charges, late fees and
layaway charges)	2,120	1,905	6,464	5,926
Total revenues	190,012	190,273	637,229	636,975

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	123,014	124,462	395,102	411,503
Selling, general and administrative (exclusive of depreciation
shown below)	61,765	62,100	196,616	190,162
Depreciation	4,094	5,047	12,470	14,989
Interest and other income	(1,374)	(1,200)	(3,559)	(3,472)
Cost and expenses, net	187,499	190,409	600,629	613,182

Income/(Loss) before income taxes	2,513	(136)	36,600	23,793

Income tax (benefit)/expense	(1,287)	(2,830)	2,907	(252)

Net income/(loss)	$3,800	$2,694	$33,693	$24,045

Basic earnings/(loss) per share	$0.16	$0.11	$1.36	$0.93

Diluted earnings/(loss) per share	$0.16	$0.11	$1.36	$0.93

Dividends per share	$0.33	$0.33	$0.99	$0.99

Comprehensive income:
Net income/(loss)	$3,800	$2,694	$33,693	$24,045
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($117) and ($141) for the three and nine months ended November 3, 2018 and ($101) and $272 for
the three and nine months ended October 28, 2017, respectively	(373)	(170)	(451)	455
Comprehensive income/(loss)	$3,427	$2,524	$33,242	$24,500

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 3, 2018	February 3, 2018

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$26,668	$78,047
Short-term investments	183,241	118,836
Restricted cash	3,662	3,217
Restricted short-term investments	106	505
Accounts receivable, net of allowance for doubtful accounts of
$849 and $1,148 at November 3, 2018 and February 3, 2018, respectively	37,016	28,018
Merchandise inventories	113,046	121,535
Prepaid expenses and other current assets	11,195	22,322
Total Current Assets	374,934	372,480
Property and equipment – net	99,308	109,368
Noncurrent deferred income taxes	11,155	12,570
Other assets	21,496	21,658
Total Assets	$506,893	$516,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$72,606	$82,605
Accrued expenses	54,395	52,825
Accrued bonus and benefits	10,333	2,971
Accrued income taxes	779	680
Total Current Liabilities	138,113	139,081
Other noncurrent liabilities	42,580	50,642

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; issued 22,844,871 shares and 23,045,039 shares
at November 3, 2018 and February 3, 2018, respectively	767	774
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; issued 1,763,652 shares and 1,755,601 shares
at November 3, 2018 and February 3, 2018, respectively	59	58
Additional paid-in capital	104,300	99,948
Retained earnings	221,846	225,894
Accumulated other comprehensive income/(loss)	(772)	(321)
Total Stockholders' Equity	326,200	326,353
Total Liabilities and Stockholders' Equity	$506,893	$516,076

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 3, 2018	October 28, 2017

	(Dollars in thousands)

Operating Activities:
Net income	$33,693	$24,045
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	12,470	14,989
Provision for doubtful accounts	301	466
Purchase premium and premium amortization of investments	420	2,747
Share-based compensation	3,697	3,002
Deferred income taxes	1,556	1,015
Loss on disposal of property and equipment	530	611
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(9,288)	(497)
Merchandise inventories	8,489	17,919
Prepaid and other assets	11,115	(1,232)
Accrued income taxes	99	-
Accounts payable, accrued expenses and other liabilities	(8,855)	(24,752)
Net cash provided by operating activities	54,227	38,313

Investing Activities:
Expenditures for property and equipment	(3,224)	(8,762)
Purchase of short-term investments	(122,819)	(15,771)
Sales of short-term investments	58,113	79,764
Purchase of other assets	(143)	(657)
Sales of other assets	4	6
Net cash (used)/provided in investing activities	(68,069)	54,580

Financing Activities:
Dividends paid	(24,455)	(25,466)
Repurchase of common stock	(13,344)	(35,708)
Proceeds from line of credit	-	21,000
Payments to line of credit	-	(21,000)
Proceeds from employee stock purchase plan	518	443
Proceeds from stock options exercised	189	95
Net cash used in financing activities	(37,092)	(60,636)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(50,934)	32,257

Cash, cash equivalents, and restricted cash at beginning of period	81,264	49,618
Effect of exchange rate on cash	-	-
Cash, cash equivalents, and restricted cash at end of period	$30,330	$81,875

Non-cash activity:
Accrued other assets and property and equipment	$360	$1,012
Accrued treasury stock	-	195

See notes to condensed consolidated financial statements (unaudited).

6

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended November 3, 2018 and October 28, 2017 are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

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

On November 20, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share and increased, by 2 million shares, the authorization to purchase shares under the Company’s share repurchase program.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

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

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(Dollars in thousands)
Numerator
Net earnings/(loss)	$3,800	$2,694	$33,693	$24,045
Earnings/(loss) allocated to non-vested equity awards	(107)	(56)	(951)	(531)
Net earnings/(loss) available to common stockholders	$3,693	$2,638	$32,742	$23,514

Denominator
Basic weighted average common shares outstanding	23,820,477	24,537,974	24,051,185	25,150,377
Diluted weighted average common shares outstanding	23,820,477	24,537,974	24,051,185	25,150,377

Net income/(loss) per common share
Basic earnings/(loss) per share	$0.16	$0.11	$1.36	$0.93
Diluted earnings/(loss) per share	$0.16	$0.11	$1.36	$0.93

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended November 3, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 4, 2018	$(399)
Other comprehensive income before
reclassification	(373)

Amounts reclassified from accumulated
other comprehensive income (b)	-

Net current-period other comprehensive income	(373)

Ending Balance at November 3, 2018	$(772)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $0 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $0.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended November 3, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2018	$(321)
Other comprehensive income before
reclassification	(504)

Amounts reclassified from accumulated
other comprehensive income (b)	53

Net current-period other comprehensive income	(451)

Ending Balance at November 3, 2018	$(772)

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 28, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 29, 2017	$411
Other comprehensive income before
reclassifications	(144)

Amounts reclassified from accumulated
other comprehensive income (b)	(26)

Net current-period other comprehensive income	(170)

Ending Balance at October 28, 2017	$241

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes ($41) impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($15).

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 28, 2017:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2017	$(214)
Other comprehensive income before
reclassifications	478

Amounts reclassified from accumulated
other comprehensive income (b)	(23)

Net current-period other comprehensive income	455

Ending Balance at October 28, 2017	$241

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 4 – FINANCING ARRANGEMENTS:

As of November 3, 2018, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  The revolving credit agreement is committed until August 2019.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 3, 2018.  There were no borrowings outstanding under this credit facility during the periods ended November 3, 2018 or February 3, 2018.  The weighted average interest rate under the credit facility was zero at November 3, 2018 due to no borrowings outstanding.

At November 3, 2018 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of November 3, 2018, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
November 3, 2018	Retail	Credit	Total	November 3, 2018	Retail	Credit	Total

Revenues	$189,055	$957	$190,012	Revenues	$634,360	$2,869	$637,229
Depreciation	4,088	6	4,094	Depreciation	12,452	18	12,470
Interest and other income	(1,374)	-	(1,374)	Interest and other income	(3,559)	-	(3,559)
Income/(Loss) before income taxes	2,140	373	2,513	Income/(Loss) before income taxes	35,159	1,441	36,600
Capital expenditures	1,345	-	1,345	Capital expenditures	3,224	-	3,224

Three Months Ended				Nine Months Ended
October 28, 2017	Retail	Credit	Total	October 28, 2017	Retail	Credit	Total

Revenues	$189,263	$1,010	$190,273	Revenues	$633,816	$3,159	$636,975
Depreciation	5,039	8	5,047	Depreciation	14,958	31	14,989
Interest and other income	(1,200)	-	(1,200)	Interest and other income	(3,472)	-	(3,472)
Income/(Loss) before income taxes	(313)	177	(136)	Income/(Loss) before income taxes	22,872	921	23,793
Capital expenditures	2,337	-	2,337	Capital expenditures	8,762	-	8,762

	Retail	Credit	Total

Total assets as of November 3, 2018	$437,711	$69,182	$506,893
Total assets as of February 3, 2018	469,652	46,424	516,076

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Bad debt expense	$-	$208	$-	$466
Payroll	179	210	571	654
Postage	128	133	379	406
Other expenses	271	274	460	681
Total expenses	$578	$825	$1,410	$2,207

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 6 – STOCK-BASED COMPENSATION:

As of November 3, 2018, the Company had four long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of November 3, 2018, there were no available stock options for grant. The 2018 Incentive Compensation Plan, 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018 and May 23, 2013, shares for grant were no longer available under the 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan, respectively.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of November 3, 2018:

	1987	2004	2013	2018
	Plan	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	4,725,000	13,425,000
Options and/or restricted stock available for grant:
November 3, 2018	-	-	-	4,503,140	4,503,140

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of November 3, 2018 and February 3, 2018, there was  $13,373,000 and $11,727,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.4 years and 2.0 years, respectively. The total fair value of the shares recognized as compensation expense during the three and nine months ended November 3, 2018 was $1,233,000 and $3,601,000, respectively, compared to $1,185,000 and $2,911,000, respectively, for the three and nine months ended October 28, 2017. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended November 3, 2018:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 3, 2018	595,179	$30.33
Granted	354,385	16.20
Vested	(139,669)	29.87
Forfeited or expired	(27,033)	25.73
Restricted stock awards at November 3, 2018	782,862	$24.17

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended November 3, 2018 and October 28, 2017, the Company sold 40,477 and 31,466 shares to employees at an average discount of $2.26 and $2.50 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $91,000 and $79,000 for the nine months ended November 3, 2018 and October 28, 2017, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of November 3, 2018 and February 3, 2018:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	November 3, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$59,495	$-	$59,495	$-
Corporate Bonds	90,428	-	90,428	-
U.S. Treasury Notes	5,958	5,958	-	-
Cash Surrender Value of Life Insurance	8,918	-	-	8,918
Asset-backed Securities (ABS)	24,031	-	24,031	-
Corporate Equities	708	708	-	-
Certificates of Deposit	507	507	-	-
Total Assets	$190,045	$7,173	$173,954	$8,918

Liabilities:
Deferred Compensation	(8,866)	-	-	(8,866)
Total Liabilities	$(8,866)	$-	$-	$(8,866)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 3, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$95,983	$-	$95,983	$-
Corporate Bonds	22,535	-	22,535	-
U.S. Treasury Notes	404	404	-	-
Cash Surrender Value of Life Insurance	8,900	-	-	8,900
Asset-backed Securities (ABS)	318	-	318	-
Corporate Equities	798	798	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$129,038	$1,302	$118,836	$8,900

Liabilities:
Deferred Compensation	(8,951)	-	-	(8,951)
Total Liabilities	$(8,951)	$-	$-	$(8,951)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at November 3, 2018 and February 3, 2018.  The state, municipal and corporate bonds have contractual maturities which range from 12 days to  29.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities of five months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at November 3, 2018, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.9 million.  At February 3, 2018, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of November 3, 2018 and February 3, 2018 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2018	$8,900
Additions	429
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(411)
Included in other comprehensive income	-
Ending Balance at November 3, 2018	$8,918

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2018	$(8,951)
Additions	(136)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	221
Included in other comprehensive income	-
Ending Balance at November 3, 2018	$(8,866)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2015, the Financial Accounting Standards Board issued an effective date for ASU 2016-02, “Leases (Topic 842),” a new leasing standard that will require substantially all leases to be recorded on the balance sheet. The standard is effective for the Company’s first quarter of its 2019 fiscal year; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements and expects assets and liabilities to increase. We will continue evaluating the practical expedients as they are issued.  However, the adoption of this standard will result in the recognition of a lease liability and related right-of-use asset and will materially impact our balance sheet.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first nine months of 2018 of 7.9% compared to a tax benefit for the first nine months of 2017. The increase in the effective tax rate for the first nine months is attributable to higher pre-tax earnings and a higher proportion of income being generated from jurisdictions with higher tax rates, partially offset by ongoing savings from tax initiatives. The tax benefit for the three months ended November 3, 2018 was due to favorable discrete items, partially offset by taxes from jurisdictions with lower tax rates.  Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”).  We continue evaluating the accounting policy election for deferred taxes under GILTI.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine matters including litigation incidental to the conduct of our business.  These matters may include merchandise that we sell, intellectual property, personal injuries upon premises under our control, various employment matters, including alleged discrimination, wage and hour matters, including present or former employees. During the quarter, the Company favorably settled certain litigation matters which is reflected in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. The Company has approximately $7.2 million in accrued expenses at November 3, 2018 for these matters.

Although such matters are routine and incidental to the conduct of our business, as with any business of our size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. Based on information currently available, management does not believe that any reasonably possible losses arising from current pending litigation will have a material adverse effect on our condensed consolidated financial statements. However, given the inherent uncertainties involved in such matters, an adverse outcome in one or more such matters could materially and adversely affect the Company’s financial condition, results of operations and cash flows in any particular reporting period. We accrue for these matters when the liability is deemed probable and reasonably estimable.

NOTE 11 – REVENUE RECOGNITION:

On February 3, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of February 3, 2018. Financial results included in the Company’s Condensed Consolidated Statement of Income for the nine months ended November 3, 2018 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”).  As a result of adopting Topic 606, the Company did not adjust opening retained earnings.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2018 AND OCTOBER 28, 2017

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured.  The Company estimated uncollectible amounts of $681,000 and $666,000 for the nine months ended November 3, 2018 and October 28, 2017, respectively, on sales purchased on the Company’s proprietary credit card of $20.8 million and $20.1 million for the nine months ended November 3, 2018 and October 28, 2017, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	November 3, 2018	February 3, 2018

Proprietary Credit Card Receivables, net	$16,380	$16,857
Gift Card Liability	$4,798	$7,565

THE CATO CORPORATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 2, 2019 (“fiscal 2018”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, interest rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business including tariffs; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 3, 2018 (“fiscal 2017”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.0	1.0	0.9
Total revenues	101.1	101.0	101.0	100.9
Cost of goods sold (exclusive of depreciation)	65.5	66.1	62.6	65.2
Selling, general and administrative (exclusive of depreciation)	32.9	33.0	31.2	30.1
Depreciation	2.2	2.7	2.0	2.4
Interest and other income	(0.7)	(0.6)	(0.6)	(0.6)
Income/(loss) before income taxes	1.3	(0.1)	5.8	3.8
Net income/(loss)	2.0	1.4	5.3	3.8

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Nine Months ended November 3, 2018 with October 28, 2017

Total retail sales for the third quarter were $187.9 million compared to last year’s third quarter sales of $188.4 million, a 0.3% decrease. The Company’s slight sales decrease in the third quarter of fiscal 2018 is primarily due to closed stores and the impact of the shift in weeks for the quarter partially offset by a 1% increase in same-store sales. For the nine months ended November 3, 2018, total retail sales were $630.8 million compared to last year’s comparable nine month sales of $631.0 million. Sales in the first nine months of fiscal 2018 decreased slightly primarily due to the impact of the shift in weeks for the nine months ended November 3, 2018 and October 28, 2017, partially offset by a 1% increase in same-store sales. Same-store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  The method of calculating same-store sales varies across the retail industry.  As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 2.5% of sales for the nine months ended November 3, 2018 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, gift card breakage and layaway fees), were $190.0 million and $637.2 million for the three and nine months ended November 3, 2018, compared to $190.3 million and $637.0 million for the three and nine months ended October 28, 2017, respectively. The Company operated 1,350 stores at November 3, 2018 compared to 1,370 stores at the end of last year’s third quarter.  For the first nine months of fiscal 2018, the Company relocated one store and closed one store.  In total, the Company currently expects to relocate one store and close 35 stores in fiscal 2018.

Credit revenue of $1.0 million represented 0.5% of total revenues in the third quarter of fiscal 2018, compared to 2017 credit revenue of $1.0 million or 0.5% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses principally include bad debt expense, payroll, postage and other administrative expenses and totaled $0.6 million in the third quarter of fiscal 2018, compared to last year’s third quarter expense of $0.8 million.

Other revenue in total, as included in total revenues, was $2.1 million and $6.5 million for the three and nine months ended November 3, 2018, compared to $1.9 million and $5.9 million for the prior year’s comparable three and nine month periods. The overall increase in the three and nine months ended November 3, 2018 is primarily due to including gift card breakage income as prescribed in Topic 606.

Cost of goods sold was $123.0 million, or 65.5% of retail sales and $395.1 million or 62.6% of retail sales for the three and nine months ended November 3, 2018, compared to $124.5 million, or 66.1% of retail sales and $411.5 million, or 65.2% of retail sales for the comparable three and nine month periods of fiscal 2017.  The overall decrease in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2018 resulted primarily from higher sales of regular priced goods. In addition, occupancy, purchasing and sourcing costs as a percent of retail sales decreased. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 1.6% to $64.9 million for the third quarter of fiscal 2018 and increased by 7.4% to $235.7 million for the first nine months of fiscal 2018 compared to $63.9 million and $219.5 million for the prior year’s comparable three and nine months of fiscal 2017.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were $61.8 million, or 32.9% of retail sales and $196.6 million, or 31.2% of retail sales for the third quarter and first nine months of fiscal 2018, respectively, compared to $62.1 million, or 33.0% of retail sales and $190.2 million, or 30.1% of retail sales for the prior year’s comparable three and nine month periods.  The slight decrease in SG&A expense for the third quarter was primarily attributable to a reduction in litigation expense, partially  offset by an increase in incentive compensation. The increase in SG&A for the first nine months of fiscal 2018 was primarily attributable to higher incentive compensation and insurance costs, partially offset by favorable litigation settlements.

Depreciation expense was $4.1 million, or 2.2% of retail sales and $12.5 million, or 2.0% of retail sales for the third quarter and first nine months of fiscal 2018, respectively, compared to $5.0 million, or 2.7% of retail sales and $15.0 million or 2.4% of retail sales for the comparable three and nine month periods of fiscal 2017, respectively.

Interest and other income was $1.4 million, or 0.7% of retail sales and $3.6 million, or 0.6% of retail sales for the three and nine months ended November 3, 2018, respectively, compared to $1.2 million, or 0.6% of retail sales and $3.5 million, or 0.6% of retail sales for the comparable three and nine month periods of fiscal 2017, respectively.  The increase for the first nine months of fiscal 2018 compared to 2017 is primarily attributable to an increase in short-term investments, partially offset by gift card breakage income being included in fiscal 2017.

Income tax benefit was $1.3 million and income tax expense was $2.9 million for the third quarter and first nine months of fiscal 2018, respectively, compared to an income tax benefit of $2.8 million and $0.3 million for the comparable three and nine month periods of fiscal 2017, respectively. For the first nine months of 2018, the Company’s effective tax rate was 7.9%. The increase in the effective tax rate for the first nine months is attributable to higher pre-tax earnings and a higher proportion of income being generated from jurisdictions with higher tax rates, partially offset by ongoing savings from tax initiatives. Our estimated annual effective tax rate for the current year includes the impact of the new tax on Global Intangible Low Taxed Income (“GILTI”).  We continue evaluating the accounting policy election for deferred taxes under GILTI.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2018 was $54.2 million as compared to $38.3 million in the first nine months of fiscal 2017. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at November 3, 2018 and February 3, 2018.

Cash provided by operating activities for the first nine months of fiscal 2018 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase of $15.9 million for the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 was primarily due to an increase in net income and a decrease in prepaid and other assets, partially offset by an increase in accounts receivable.

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

At November 3, 2018, the Company had working capital of $236.8 million compared to $233.4 million at February 3, 2018.

At November 3, 2018 and February 3, 2018, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below.  The revolving credit agreement is committed until August 2019. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 3, 2018. There were no borrowings outstanding under the credit facility as of November 3, 2018 and February 3, 2018.

At November 3, 2018 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $3.2 million in the first nine months of fiscal 2018, compared to $8.8 million in last fiscal year’s first nine months.  The expenditures for the first nine months of fiscal 2018 were primarily for additional investments in existing stores and information technology. For the full fiscal 2018 year, the Company expects to invest approximately $5.0 million for capital expenditures.

Net cash used by investing activities totaled $68.1 million in the first nine months of fiscal 2018 compared to net cash of $54.6 million provided by investing activities in the comparable period of 2017.  Net cash used in 2018 is primarily attributable to higher net purchases of short term investments, partially offset by lower capital expenditures.

Net cash used in financing activities totaled $37.1 million in the first nine months of fiscal 2018 compared to $60.6 million used in the comparable period of fiscal 2017.  The decrease was primarily due to lower share repurchase amounts.

As of November 3, 2018, the Company had 19,002 shares remaining in open authorizations under its share repurchase program.

On November 20, 2018, the Board of Directors maintained the quarterly dividend at $0.33 per share and increased, by 2 million shares, the authorization to purchase shares under the Company’s shares repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at November 3, 2018 and February 3, 2018.  The state, municipal and corporate bonds have contractual maturities which range from 12 days to 29.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities of five months. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at November 3, 2018, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $8.9 million.  At February 3, 2018, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $8.9 million.  All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 3, 2018.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of November 3, 2018, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      The following table summarizes the Company’s purchases of its common stock for the three months ended November 3, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2018	79,300	$24.40	79,300
September 2018	-	-	-
October 2018	-	-	-
Total	79,300	$24.40	79,300	19,002

(1)   Prices include trading costs.

(2)   As of August 4, 2018, the Company’s share repurchase program had 98,302 shares remaining in open authorizations. During the third quarter ending November 3, 2018, the Company repurchased and retired 79,300 shares under this program for approximately $1,934,872 or an average market price of $24.40 per share. As of the third quarter ended November 3, 2018, the Company had 19,002 shares remaining in open authorizations. On November 20, 2018, the Board of Directors increased, by 2 million shares, the authorization to purchase shares under the Company’s share repurchase program. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended November 3, 2018 and October 28, 2017;  (ii) Condensed Consolidated Balance Sheets at November 3, 2018 and February 3, 2018;  (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 3, 2018 and October 28, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

November 30, 2018	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 30, 2018	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer