Form 10-K
period 2019-02-02
CATO CORP
filed 2019-03-27
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No □

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 4, 2018, the last business day of the Company’s most recent second quarter, was $557,163,226 based on the last reported sale price per share on the New York Stock Exchange on that date.

     As of February 2, 2019, there were 22,838,149 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement relating to the 2019 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

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

		4 – 9
Item 1A.	Risk Factors..........................................................................................................	9 – 18
Item 1B.	Unresolved Staff Comments..................................................................................	18
Item 2.	Properties..............................................................................................................	18
Item 3.	Legal Proceedings................................................................................................. ............................................................................................................................ ............................................................................................................................	18
Item 3A.	Executive Officers of the Registrant.......................................................................	19
Item 4.	Mine Safety Disclosures........................................................................................	19

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

		32 – 60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................................. ............................................................................................................................	61
Item 9A.	Controls and Procedures........................................................................................ ............................................................................................................................	61
Item 9B.	Other Information.................................................................................................	61

PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................ ............................................................................................................................ ............................................................................................................................	61
Item 11.	Executive Compensation.......................................................................................	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............................................................................................. ............................................................................................................................	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence...........	62
Item 14.	Principal Accountant Fees and Services.................................................................	62

PART IV
Item 15.

Exhibits and Financial Statement Schedules.......................................................... ............................................................................................................................

		63 – 67
Item 16.	Form 10-K Summary ………………………………………………………………….	65

Forward-looking Information

      The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 1, 2020 (“fiscal 2019”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Such factors include, but are not limited to, the following:  any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business including tariffs; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 2, 2019 (“fiscal 2018”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time.  We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.   Business:

General

     The Company, founded in 1946, operated 1,311 fashion specialty stores at February 2, 2019, in 31 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona.”  The Cato concept seeks to offer quality fashion apparel and accessories at low prices, every day in junior/missy and plus sizes. The Cato concept’s stores and e-commerce websites feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications.  The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day.  The Versona concept’s stores and e-commerce website offer quality fashion apparel items, jewelry and accessories at exceptional values every day.  The Company’s stores range in size from 2,100 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores.  The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 7% of retail sales in fiscal 2018. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

Business

     The Company’s primary objective is to be the leading fashion specialty retailer for fashion and value in its markets. Management believes the Company’s success is dependent upon its ability to differentiate its stores from department stores, mass merchandise discount stores and competing specialty stores. The key elements of the Company’s business strategy are:

     Merchandise Assortment.  The Company’s stores offer a wide assortment of on-trend apparel and accessory items in primarily junior/missy, plus sizes, mens and kids sizes, infant to boys size 20 and girls size 16 with an emphasis on color, product coordination and selection.  Colors and styles are coordinated and presented so that outfit selection is easily made.

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

     The Company’s merchandise lines include dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry, handbags, men’s wear and lines for kids and infants. The Company primarily offers exclusive merchandise with fashion and quality comparable to mall specialty stores at low prices, every day.

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

  Purchasing, Allocation and Distribution

      Although the Company purchases merchandise from approximately 531 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2018, purchases from the Company’s largest vendor accounted for approximately 7% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company sources a majority of its merchandise directly from manufacturers overseas. The Company purchases its remaining merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments.  The Company opened its own overseas sourcing operations in the fall of 2014, replacing the Company’s former sourcing agent in 2015. Although a significant portion of the Company’s merchandise is manufactured overseas, the Company does not expect that any economic, political or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise.  However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company.  See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations; changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

  Advertising

      The Company uses television, in-store signage, graphics, a Company website, two e-commerce websites and social media as its primary advertising media.  The Company’s total advertising expenditures were approximately 0.7%, 0.7% and 0.8% of retail sales for fiscal years 2018, 2017 and 2016, respectively.

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

      The Company constantly strives to improve its training programs to develop associates. Over 80% of store and field management are promoted from within, allowing the Company to internally staff its store base. The Company has training programs at each level of store operations. New store managers are trained in training stores managed by experienced associates who have achieved superior results in meeting the Company’s goals for store sales, payroll expense and shrinkage control. The type and extent of district manager training varies depending on whether the district manager is promoted from within or recruited from outside the Company.

Store Locations

      Most of the Company’s stores are located in the southeastern United States in a variety of markets ranging from small towns to large metropolitan areas with trade area populations of 20,000 or more. Stores average approximately 4,500 square feet in size.

      All of the Company’s stores are leased. Approximately 97% are located in strip shopping centers and 3% in enclosed shopping malls. The Company typically locates stores in strip shopping centers anchored by a national discounter, primarily Walmart Supercenters, or market-dominant grocery stores. The Company’s strip center locations provide ample parking and shopping convenience for its customers.

      The Company’s store development activities consist of opening new stores in new and existing markets, relocating selected existing stores to more desirable locations in the same market area and closing underperforming stores. The following table sets forth information with respect to the Company’s development activities since fiscal 2014:

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2014………………….……...………….	1,320	33	7	1,346
2015………………….……...………….	1,346	31	5	1,372
2016……………………….……...…….	1,372	8	9	1,371
2017…………....………….……...…….	1,371	6	26	1,351
2018………….………...….……...…….	1,351	-	40	1,311

     The Company expects to open 12 new stores during fiscal 2019. The Company anticipates closing up to 51 stores and relocating two stores by year end.

      The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

  Credit Card Program

The Company offers its own credit card, which accounted for 3.3%, 3.3% and 3.4% of retail sales in fiscal 2018, 2017 and 2016, respectively. The Company’s net bad debt expense was 3.8%, 3.8% and 3.5% of credit sales in fiscal 2018, 2017 and 2016, respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise.  Administrative fees are recognized in the period in which the layaway is initiated.  Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.0%, 4.0% and 4.4% of retail sales in fiscal 2018, 2017 and 2016, respectively.

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

The Tax Cuts and Jobs Act (the “Tax Act”) enacted during fiscal 2017 significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, imposing a new minimum tax on global intangible low-taxed income (“GILTI”) and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. As of February 2, 2019, the accounting for the income tax effects of the Tax Act has been completed.

As of February 2, 2019, the Company’s position is that its overseas subsidiaries will not invest undistributed earnings indefinitely.  Future unremitted earnings when distributed are expected to be either distributions of GILTI-previously taxed income or eligible for a 100% dividends received deduction.  The withholding tax rate on any unremitted earnings is zero and state income taxes on such earnings are considered immaterial.  Therefore, the Company has not provided deferred U.S. income taxes on approximately $7.1 million of earnings from non-U.S. subsidiaries.

Associates

      As of February 2, 2019, the Company employed approximately 10,350 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

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

      A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources.  As a result, political unrest, labor disputes, terrorism, financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of, or changes in, laws, regulations or changes in duties, quotas, tariffs, taxes or governmental policies regarding these matters or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations, and changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business and results of operations.  In addition, increased energy and transportation costs have caused us significant cost increases from time to time, and future adverse changes in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. Further, we are subject to increased costs or potential disruptions impacting any port or trade route through which our products move. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.

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

      Vendors are increasingly passing on higher production costs, which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be impacted by demand, regulation, weather and crop yields, currency value fluctuations, as well as other factors.  Additionally, manufacturers have and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs result in higher merchandise costs to the Company. Due to the Company’s limited flexibility in price point, the Company may not be able to pass on those cost increases to the consumer, which could have a material adverse effect on our results of operations and financial condition.

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

     For example, changes to lease accounting standards effective for the Company beginning in fiscal 2019 will require lessees to capitalize operating leases in their financial statements. These changes will have a major impact on the Company as a retailer with numerous leased locations. Such changes will require us to record a significant amount of lease-related assets and liabilities on, and will materially affect, our balance sheet and will require us to make other changes to the recording and classification of lease-related expenses on our statements of income and cash flows. These changes could lead to the perception by investors that we are highly leveraged and would change the calculation of numerous financial metrics and measures of our performance and financial condition. These and other future changes to accounting rules or regulations may adversely affect our reported results of operations and financial position.

If the Company is unable to successfully integrate new businesses into its existing business, the Company’s financial condition and results of operations will be adversely affected.

     The Company’s long-term business strategy includes opportunistic growth through the development of new store concepts. This growth may require significant capital expenditures and management attention. The Company may not realize any of the anticipated benefits of a new business and integration costs may exceed anticipated amounts. We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful and that could potentially result in impairment charges. If we cannot successfully execute our growth strategies, our financial condition and results of operations may be adversely impacted.

A security breach that results in unauthorized disclosure of employee, Company or customer information could adversely affect our costs, reputation and results of operations, and efforts to mitigate these risks may continue to increase our costs.

The protection of employee, Company and customer data is critical to the Company. Any security breach, mishandling, human or programming error or other event that results in the misappropriation, loss or other unauthorized disclosure of employee, Company or customer information, including but not limited to credit card data or other personally identifiable information, could severely damage the Company's reputation, expose it to remediation and other costs and the risks of legal proceedings, disrupt its operations and otherwise adversely affect the Company's business and financial condition. Despite measures the Company takes to protect confidential information, which are ongoing and may continue to increase our costs, there is no assurance that such measures will prevent the compromise of such information. The security of certain of this information also depends on the ability of third-party service providers, such as those we use to process credit and debit card payments as described below under “We are subject to payment-related risks,” to properly handle and protect such information. If any such compromise or unauthorized disclosure of this information were to occur, it could have a material adverse effect on the Company's reputation, business, operating results, financial condition and cash flows.

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

The Company’s failure to successfully operate its e-commerce websites or fulfill customer expectations could adversely impact customer satisfaction, our reputation and our business.

      Although the Company's e-commerce platform provides another channel to drive incremental sales, provide existing customers the on-line shopping experience and introduce the Company to a new customer base, it also exposes us to numerous risks. We are subject to potential failures in the efficient and uninterrupted operation of our websites, customer contact center or our distribution center, including system failures caused by telecommunication system providers, order volumes that exceed our present system capabilities, electrical outages, mechanical problems and human error.  Our e-commerce platform may also expose us to greater potential for security or data breaches involving the unauthorized disclosure of customer information, as discussed above under “A security breach that results in unauthorized disclosure of employee, Company or customer information could adversely affect our costs, reputation and results of operations, and efforts to mitigate these risks may continue to increase our costs.” We are also subject to risk related to delays or failures in the performance of third parties, such as shipping companies, including delays associated with labor strikes or slowdowns or adverse weather conditions. If the Company does not successfully meet the challenges of operating e-commerce websites or fulfilling customer expectations, the Company's business and sales could be adversely affected.

Adverse litigation matters may adversely affect our business and our financial condition.

      From time to time the Company is involved in litigation and other claims against our business. Primarily these arise from our normal course of business but are subject to risks and uncertainties, and could require significant management time. The Company’s periodic evaluation of litigation-related matters may change our assessment in light of the discovery of facts with respect to legal actions pending against us, not presently known to us or by determination of judges, juries or other finders of fact. We may also be subjected to legal matters not yet known to us. Adverse decisions or settlements of disputes may negatively impact our business, reputation and financial condition.

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

     Our operations are subject to federal, state and local laws, rules and regulations, as well as U.S. and foreign laws and regulations relating to our activities in foreign countries from which we source our merchandise and operate our sourcing offices.  Our business is also subject to regulatory and litigation risk in all of these jurisdictions, including foreign jurisdictions that may lack well-established or reliable legal systems for resolving legal disputes. Compliance risks and litigation claims have arisen and may continue to arise in the ordinary course of our business and include, among other issues, intellectual property issues, employment issues, commercial disputes, product-oriented matters, tax, customer relations and personal injury claims. International activities subject us to numerous U.S. and international regulations, including but not limited to, restrictions on trade, license and permit requirements, import and export license requirements, privacy and data protection laws, environmental laws, records and information management regulations, tariffs and taxes and anti-corruption laws, such as the Foreign Corrupt Practices Act, violations of which by employees or persons acting on the Company’s behalf may result in significant investigation costs, severe criminal or civil sanctions and reputational harm.  These and other liabilities to which we may be subject could negatively affect our business, operating results and financial condition. These matters frequently raise complex factual and legal issues, which are subject to risks and uncertainties and could divert significant management time.  The Company may also be subject to regulatory review and audits, which results may have the potential to materially and adversely affect our business, results of operations and financial condition. In addition, governing laws, rules and regulations, and interpretations of existing laws are subject to change from time to time.  Compliance and litigation matters could result in unexpected expenses and liability, as well as have an adverse effect on our operations and our reputation.

     New legislation or regulation and interpretation of existing laws and regulations related to data privacy could increase our costs of compliance, technology and business operations. The interpretation of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

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

      As of March 27, 2019, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 45.7% of the voting power of our common stock.  As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations or other significant Company transactions. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests.  In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 3A.     Executive Officers of the Registrant:

      The executive officers of the Company and their ages as of March 27, 2019 are as follows:

Name	Age	Position

John P. D. Cato........................	68	Chairman, President and Chief Executive Officer
John R. Howe...........................	56	Executive Vice President, Chief Financial Officer
Michael T. Greer.......................	56	Executive Vice President, Director of Stores
Gordon Smith...........................	63	Executive Vice President, Chief Real Estate and Store Development Officer

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

Market & Dividend Information

      The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO.

      As of March 27, 2019 the approximate number of record holders of the Company’s Class A Common Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

      The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/31/2014	100	100	100
1/30/2015	157	121	104
1/29/2016	154	120	94
1/27/2017	101	118	126
2/2/2018	51	134	147
2/1/2019	69	146	142

      The graph assumes an initial investment of $100 on January 31, 2014, the last trading day prior to the commencement of the Company’s 2014 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

      The following table summarizes the Company’s purchases of its common stock for the three months ended February 2, 2019:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2018	-	$-	-
December 2018	-	-	-
January 2019	-	-	-
Total	-	$-	-	2,019,002

(1)   Prices include trading costs.

(2)   On November 20, 2018, the Board of Directors increased, by 2,000,000 million shares, the authorization to purchase shares. During the fourth quarter ended February 2, 2019, the Company did not purchase shares under this program. As of the fourth quarter ended February 2, 2019, the Company had 2,019,002 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

Item 6.     Selected Financial Data:

      Certain selected financial data for the five fiscal years ended February 2, 2019 have been derived from the Company’s audited financial statements.  The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2018	2017	2016	2015	2014

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$821,113	$841,997	$947,370	$1,001,390	$977,867
Other revenue	8,551	7,984	9,199	9,701	9,047
Total revenues	829,664	849,981	956,569	1,011,091	986,914
Cost of goods sold (exclusive of depreciation
shown below)	522,535	553,058	601,985	616,480	600,569
Selling, general and administrative (exclusive
of depreciation shown below)	262,510	266,304	289,619	275,713	276,234
Selling, general and administrative percent of
retail sales	32.0%	31.6%	30.7%	27.5%	28.2%
Depreciation	$16,463	$19,643	$22,716	$22,963	$22,026
Interest expense	96	114	176	264	57
Interest and other income	4,991	5,111	7,041	3,456	3,445
Income before income taxes	33,051	15,973	49,114	99,127	91,473
Income tax expense	2,590	7,433	1,902	32,285	30,971
Net income	30,461	8,540	47,212	66,842	60,502
Basic earnings per share	1.23	0.34	1.72	2.39	2.15
Diluted earnings per share	1.23	0.34	1.72	2.39	2.15
Cash dividends paid per share	1.32	1.32	1.29	1.20	1.20

SELECTED OPERATING DATA:
Stores open at end of year	1,311	1,351	1,371	1,372	1,346
Average sales per store (2)	$596,000	$604,880	$681,000	$729,000	$730,000
Average sales per square foot of selling space	133	135	151	162	162

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$207,920	$200,100	$252,158	$287,024	$260,610
Working capital (3)	229,502	233,399	271,896	292,615	260,550
Total assets	497,906	516,076	606,324	642,344	608,278
Total stockholders’ equity	316,836	326,353	383,903	412,665	380,198
___________

(1) The fiscal year 2017 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

(3) Calculated using Total Current Assets offset by Total Current Liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	February 2, 2019	February 3, 2018	January 28, 2017
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	1.0	0.9	1.0
Total revenues ……………………………………………………….	101.0	100.9	101.0
Cost of goods sold …………………………………………………..	63.6	65.7	63.5
Selling, general and administrative………………………………….	32.0	31.6	30.7
Depreciation …………………………………………………………	2.0	2.3	2.4
Interest and other income ……………………………………………	0.6	0.6	0.8
Income before income taxes …………………………………………	4.0	1.9	5.2
Net income …………………………………………………………..	3.7%	1.0%	5.0%

Fiscal 2018 Compared to Fiscal 2017

      Retail sales decreased by 2.5% to $821.1 million in fiscal 2018 compared to $842.0 million in fiscal 2017. The decrease in retail sales in fiscal 2018 was largely attributable to flat same-store sales, non-comparable store sales and an additional week of sales in 2017. Fiscal 2018 had 52 weeks versus 53 weeks in fiscal 2017.  Same-store sales includes stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months.  In fiscal 2018 and fiscal 2017, e-commerce sales were less than 3% of total sales and same-store sales. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, gift card breakage and layaway fees), decreased by 2.4% to $829.7 million in fiscal 2018 compared to $850.0 million in fiscal 2017. The Company operated 1,311 stores at February 2, 2019 compared to 1,351 stores operated at February 3, 2018.

      In fiscal 2018, the Company relocated one store and closed 40 stores.

      Other revenue in total increased to $8.6 million in fiscal 2018 from $8.0 million in fiscal 2017.  The increase resulted primarily from increased shipping charges for e-commerce purchases and gift card breakage being classified in other revenue due to the adoption of Topic 606, partially offset by lower finance charges and lower layaway charges.

      Credit revenue of $3.8 million represented 0.5% of total revenue in fiscal 2018, a $0.4 million decrease compared to fiscal 2017 credit revenue of $4.2 million or 0.5% of total revenue.  The decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances.  Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally bad debt expense, payroll, postage and other administrative expenses and totaled $1.9 million in fiscal 2018 compared to $3.0 million in fiscal 2017.  See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes increased $0.7 million to $1.9 million in fiscal 2018 from $1.2 million in fiscal 2017 due to bad debt expense being included in retail sales in fiscal 2018, in accordance with Topic 606, partially offset by lower credit revenue. Total credit income of $1.9 million in fiscal 2018 represented 5.7% of total income before taxes of $33.1 million compared to total credit income of $1.2 million in fiscal 2017, which represented 7.5% of fiscal 2017 total income before taxes of $16.0 million.

      Cost of goods sold was $522.5 million, or 63.6% of retail sales, in fiscal 2018 compared to $553.1 million, or 65.7% of retail sales, in fiscal 2017. The decrease in cost of goods sold as a percentage of sales resulted primarily from increased sales of regular priced product and decreased buying costs.  Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) increased by 3.3% to $298.6 million in fiscal 2018 from $288.9 million in fiscal 2017. Gross margin as presented may not be comparable to that of other companies.

      Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $262.6 million in fiscal 2018 compared to $266.4 million in fiscal 2017, a decrease of 1.4%. As a percent of retail sales, SG&A was 32.0% compared to 31.6% in the prior year. The increase in SG&A as a percent of sales resulted primarily from an increase in incentive bonuses, partially offset by lower impairment expenses, professional fees and litigation.

      Asset impairment charges decreased to $1,548,000 in fiscal 2018 compared to $7,698,000 in fiscal 2017 due to fewer stores being impaired in 2018 and a lower average impairment per store. The impairment charges are related to lower estimated future cash flows resulting from significantly lower sales and income. See Note 1 to the Consolidated Financial Statements for further discussion.

      Depreciation expense was $16.5 million in fiscal 2018 compared to $19.6 million in fiscal 2017. Depreciation expense decreased from fiscal 2017 due to older stores and previous impairments of leasehold improvements and fixtures, partially offset by store development and information technology expenditures.

      Interest and other income decreased slightly to $5.0 million in fiscal 2018 compared to $5.1 million in fiscal 2017. The decrease is primarily attributable to classifying gift card breakage in Other Revenue in 2018 due to the adoption of Topic 606.

       Income tax expense was $2.6 million, or 0.3% of retail sales in fiscal 2018 compared to $7.4 million, or 0.9% of retail sales in fiscal 2017. The dollar decrease resulted primarily from one-time tax expenses in 2017 resulting from the 2017 Tax Cut and Jobs Act (the “Tax Act”) for the deemed repatriation tax and reduction of the net deferred tax assets to reflect the reduction of the U.S. statutory rate, partially offset by higher pre-tax income. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We recognized the provisional tax impacts related to deemed repatriated earnings and revaluation of our deferred tax assets, and included those amounts in our Consolidated Financial Statements for the year ended February 3, 2018. As of February 2, 2019, the accounting for income tax effects of the Tax Act has been completed. The effective tax rate was 7.8% in fiscal 2018 compared to 46.5% in fiscal 2017. See Note 12 to the Consolidated Financial Statements, “Income Taxes,” for further details.

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

       Income tax expense was $7.4 million, or 0.9% of retail sales in fiscal 2017 compared to $1.9 million, or 0.2% of retail sales in fiscal 2016. The dollar increase resulted primarily from one-time tax expenses resulting from the Tax Act for the deemed repatriation tax and reduction of the net deferred tax assets to reflect the reduction of the U.S. statutory rate offset by significantly lower pre-tax income and favorable adjustments from foreign and domestic tax initiatives. We have estimated the impact of the Tax Act incorporating assumptions made based upon our current interpretation of the Tax Act. The SEC Staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effect of the Tax Act. We have recognized the provisional tax impacts related to deemed repatriated earnings and revaluation of our deferred tax assets, and included those amounts in our consolidated financial statements for the year ended February 3, 2018. The actual impact of the Tax Act may differ from our estimates due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. We expect the accounting to be completed within the measurement period, as allowed under SAB 118. The effective tax rate was 46.5% in fiscal 2017 compared to 3.9% in fiscal 2016. See Note 12 to the Consolidated Financial Statements, “Income Taxes,” for further details.

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

    Impairment of Long-Lived Assets

      The Company invests in leaseholds and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate to Fixtures and equipment, Leasehold improvements, and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and projected cash flows, which include future sales growth projections. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

     Revenue Recognition

     On February 3, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of February 3, 2018. Financial results included in the Company’s Consolidated Statement of Income for the twelve months ended February 2, 2019 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”).  As a result of adopting Topic 606, the Company did not adjust opening retained earnings.

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

     In accordance with Topic 606, in fiscal 2018, the Company recognized $591,000 of income on unredeemed gift cards (“gift card breakage”) as a component of Other Revenue on the Consolidated Statements of Income and Comprehensive Income.  Under Topic 606, the Company recognizes gift card breakage using an expected breakage percentage based on redeemed gift cards. In fiscal 2017 and 2016, the Company recognized $1,380,000 and $3,434,000, respectively, of gift card breakage as a component of Other income on the Consolidated Statements of Income and Comprehensive Income. See Note 2 for further information on miscellaneous income. During the first quarter of 2016, the Company changed its estimate for recognizing gift card breakage, changing the dormancy period to 24 months of inactivity from 60 months of inactivity.

     The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured.  The Company estimated uncollectible amounts of $897,000 and $890,000 for the twelve months ended February 2, 2019 and February 3, 2018, respectively, on the Company’s proprietary credit card sales of $27.4 million and $27.5 million for the twelve months ended February 2, 2019 and February 3, 2018, respectively.

Liquidity, Capital Resources and Market Risk

      The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2018 was $60.2 million as compared to $36.0 million in fiscal 2017. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.

      Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, share-based compensation and changes in working capital. The increase of $24.2 million for fiscal 2018 compared to fiscal 2017 is primarily due to an increase in net income and a decrease in prepaid assets, partially offset by a decrease in other noncurrent liabilities.

      The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, dividends and other operating requirements for fiscal 2019 and for the foreseeable future.

      At February 2, 2019, the Company had working capital of $229.5 million compared to $233.4 million and $271.9 million at February 3, 2018 and January 28, 2017, respectively.

      At February 2, 2019, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of any revocable letters of credit discussed below. The revolving credit agreement is committed until August 2019. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 2, 2019. There were no borrowings outstanding under this credit facility as of the fiscal year ended February 2, 2019 or the fiscal year ended February 3, 2018.

      The Company had no outstanding revocable letters of credit relating to purchase commitments at February 2, 2019, February 3, 2018 and January 28, 2017.

      Expenditures for property and equipment totaled $4.4 million, $11.1 million and $27.3 million in fiscal 2018, 2017 and 2016, respectively. The expenditures for fiscal 2018 were primarily for investments in new technology, automobile and home office improvements.  In fiscal 2019, the Company is planning to invest approximately $13.3 million in capital expenditures.

      Net cash used in investing activities totaled $71.1 million for fiscal 2018 compared to net cash provided by investing activities of $67.7 million for fiscal 2017 and $15.4 million used in fiscal 2016.  In fiscal 2018, the cash used was due primarily to the purchase of short-term investments, partially offset by the sale of short-term investments.

      Net cash used by financing activities totaled $45.2 million compared to net cash used of $72.0 million for fiscal 2017 and $77.3 million for fiscal 2016. The decrease in cash used by financing activities was primarily due to a decrease in share repurchases and dividends paid.

      On February 28, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share, which was paid on March 26, 2019. As of March 27, 2019, the Company repurchased 126,891 shares for $1,695,000, primarily to offset dilution from its equity compensation plans.

     The Company does not use derivative financial instruments.

      See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 2, 2019. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from 1 month to 28.4 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities of 1 month. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and short-term investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

      Additionally, at February 2, 2019, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At February 3, 2018, the Company had $0.8 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

Deferred compensation plan assets consist primarily of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds’ net asset values, as recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. These funds are designed to mirror the return of existing mutual funds and money market funds that are observable and actively traded.

The following table shows the Company's obligations and commitments as of February 2, 2019, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$193,611	$69,601	$51,943	$35,196	$21,242	$12,986	$2,643
Total Contractual Obligations	$193,611	$69,601	$51,943	$35,196	$21,242	$12,986	$2,643
____________

(1)  In addition to the amounts shown in the table above, $8.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled.  See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

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

Item 8.	Financial Statements and Supplementary Data:

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm...........................................................	33

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.......................................................	35

Consolidated Balance Sheets at February 2, 2019 and February 3, 2018 ...................................	36

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 ............................................................................................ and January 28, 2017	37

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.......................................................................................	38

Notes to Consolidated Financial Statements.....................................................................................	39

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.......................................................................................	67

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 2, 2019, including the related notes and financial statement schedule in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 27, 2019

We have served as the Company’s auditor since 2003.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$821,113	$841,997	$947,370
Other revenue (principally finance charges,
late fees and layaway charges)	8,551	7,984	9,199
Total revenues	829,664	849,981	956,569

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	522,535	553,058	601,985
Selling, general and administrative (exclusive
of depreciation shown below)	262,510	266,304	289,619
Depreciation	16,463	19,643	22,716
Interest expense	96	114	176
Interest and other income	(4,991)	(5,111)	(7,041)
Cost and expenses, net	796,613	834,008	907,455

Income before income taxes	33,051	15,973	49,114

Income tax expense	2,590	7,433	1,902

Net income	$30,461	$8,540	$47,212

Basic earnings per share	$1.23	$0.34	$1.72

Diluted earnings per share	$1.23	$0.34	$1.72

Dividends per share	$1.32	$1.32	$1.29

Comprehensive income:
Net income	$30,461	$8,540	$47,212
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
$77, $28, and ($608) for fiscal 2018, 2017
and 2016, respectively	244	(107)	(1,014)
Comprehensive income	$30,705	$8,433	$46,198

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 2, 2019	February 3, 2018

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,603	$78,047
Short-term investments	182,711	118,836
Restricted cash	606	3,217
Restricted short-term investments	3,196	505
Accounts receivable, net of allowance for doubtful accounts of $842 at
February 2, 2019 and $1,148 at February 3, 2018	28,137	28,018
Merchandise inventories	119,585	121,535
Prepaid expenses and other current assets	11,750	22,322
Total Current Assets	370,588	372,480
Property and equipment – net	94,304	109,368
Deferred income taxes	11,209	12,570
Other assets	21,805	21,658
Total Assets	$497,906	$516,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$84,282	$82,605
Accrued expenses	45,658	52,825
Accrued bonus and benefits	11,146	2,971
Accrued income taxes	-	680
Total Current Liabilities	141,086	139,081
Other noncurrent liabilities	39,984	50,642

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 22,838,149 and 23,045,039 shares issued at
February 2, 2019 and February 3, 2018, respectively	767	774
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,763,652 and 1,755,601 shares at
February 2, 2019 and February 3, 2018, respectively	59	58
Additional paid-in capital	105,580	99,948
Retained earnings	210,507	225,894
Accumulated other comprehensive income	(77)	(321)
Total Stockholders' Equity	316,836	326,353
Total Liabilities and Stockholders’ Equity	$497,906	$516,076

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(Dollars in thousands)

Operating Activities:
Net income	$30,461	$8,540	$47,212
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	16,463	19,643	22,716
Provision for doubtful accounts	470	690	832
Purchase premium and premium amortization of investments	576	3,834	783
Share based compensation	4,939	4,196	4,199
Excess tax benefits from share-based compensation	-	-	40
Deferred income taxes	1,285	1,176	(2,884)
Loss on disposal of property and equipment	1,089	2,127	2,060
Impairment of assets	1,548	7,698	13,561
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(579)	1,780	5,442
Merchandise inventories	1,950	24,147	(4,581)
Prepaid and other assets	10,384	(7,459)	(9,877)
Accrued income taxes	(680)	(1,602)	879
Accounts payable, accrued expenses and other liabilities	(7,662)	(28,780)	(8,254)
Net cash provided by operating activities	60,244	35,990	72,128

Investing Activities:
Expenditures for property and equipment	(4,354)	(11,096)	(27,297)
Purchase of short-term investments	(157,515)	(15,770)	(113,031)
Sales of short-term investments	91,023	95,203	125,186
Purchase of other assets	(298)	(657)	(290)
Sales of other assets	7	6	-
Net cash provided by (used in) investing activities	(71,137)	67,686	(15,432)

Financing Activities:
Dividends paid	(32,577)	(33,731)	(35,432)
Repurchase of common stock	(13,344)	(38,878)	(42,564)
Proceeds from line of credit	-	21,000	29,500
Payments to line of credit	-	(21,000)	(29,500)
Proceeds from employee stock purchase plan	570	484	501
Excess tax benefits from share-based compensation	-	-	(40)
Proceeds from stock options exercised	189	95	230
Net cash used in financing activities	(45,162)	(72,030)	(77,305)

Net increase (decrease) in cash and cash equivalents	(56,055)	31,646	(20,609)

Cash and cash equivalents at beginning of period	81,264	49,618	70,227
Cash and cash equivalents at end of period	$25,209	$81,264	$49,618

Non-cash activity:
Accrued plant and equipment	$326	$634	$1,099
Accrued treasury stock	-	-	1,853

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 30, 2016	$877	$58	$90,336	$320,594	$800	$412,665
Comprehensive income:
Net income	-	-	-	47,212	-	47,212
Unrealized losses on available-for-sale securities, net of deferred
income tax benefit of ($608)	-	-	-	-	(1,014)	(1,014)
Dividends paid ($1.29 per share)	-	-	-	(35,432)	-	(35,432)
Class A common stock sold through employee stock purchase
plan — 17,455 shares	1	-	590	-	-	591
Class A common stock sold through stock option plans —
8,051 shares	-	-	248	-	-	248
Class A common stock issued through restricted stock grant plans
96,465 shares	3	-	4,073	15	-	4,091
Windfall tax benefit from equity compensation plans	-	-	(40)	-	-	(40)
Repurchase and retirement of treasury shares – 1,320,182 shares	(44)	-	-	(44,374)	-	(44,418)

Balance — January 28, 2017	$837	$58	$95,207	$288,015	$(214)	$383,903
Comprehensive income:
Net income	-	-	-	8,540	-	8,540
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $28	-	-	-	-	(107)	(107)
Dividends paid ($1.32 per share)	-	-	-	(33,731)	-	(33,731)
Class A common stock sold through employee stock purchase
plan — 34,238 shares	1	-	569	-	-	570
Class A common stock sold through stock option plans —
4,025 shares	-	-	112	-	-	112
Class A common stock issued through restricted stock grant plans
169,907 shares	6	-	4,060	27	-	4,093
Windfall tax benefit from equity compensation plans	-	-	-	-	-	-
Repurchase and retirement of treasury shares – 2,082,535 shares	(70)	-	-	(36,957)	-	(37,027)

Balance — February 3, 2018	$774	$58	$99,948	$225,894	$(321)	$326,353
Comprehensive income:
Net income	-	-	-	30,461	-	30,461
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $77	-	-	-	-	244	244
Dividends paid ($1.32 per share)	-	-	-	(32,577)	-	(32,577)
Class A common stock sold through employee stock purchase
plan — 44,770 shares	2	-	669	-	-	671
Class B common stock sold through stock option plans —
8,051 shares	-	1	194	-	-	195
Class A common stock issued through restricted stock grant plans
341,744 shares	11	-	4,769	54	-	4,834
Repurchase and retirement of treasury shares – 593,404 shares	(20)	-	-	(13,325)	-	(13,345)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836

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

Restricted Cash and Short-term Investments:  The Company had $3.8 million and $3.7 million in escrow at February 2, 2019 and February 3, 2018, respectively, as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage, which is reported as Restricted cash and Restricted short-term investments on the Consolidated Balance Sheets.

     Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 were a refund of $407,000, and payments of $4,356,000 and $14,118,000, respectively.

     Inventories: Merchandise inventories are stated at the net realizable value as determined by the weighted-average cost method.

39

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

Impairment of Long-Lived Assets

     The Company invests in leaseholds and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate to Fixtures and equipment, Leasehold improvements, and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and projected cash flows, which include future sales growth projections. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. Asset impairment charges of $1,548,000, $7,698,000 and $13,561,000 were incurred in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. In addition, the Company regularly evaluates its other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Other Assets

      Other assets are comprised of long-term assets, primarily insurance contracts related to deferred compensation assets and land held for investment purposes.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018
	(Dollars in thousands)
Other Assets
Deferred Compensation Investments	$9,093	$8,899
Miscellaneous Investments	1,277	1,392
Other Deposits	520	525
Investment In Partnership	526	699
Land Held for Investment	9,923	9,677
Other	466	466
Total Other Assets	$21,805	$21,658

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

      For deferred landlord allowances (construction allowances), the Company records a deferred rent liability in Other noncurrent liabilities on the Consolidated Balance Sheets and amortizes the deferred rent over the term of the respective lease as a reduction to Cost of goods sold on the Consolidated Statements of Income and Comprehensive Income.

      For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. Deferred landlord allowance and deferred step rent of $19,334,000 are recorded in Other noncurrent liabilities at the end of February 2, 2019.

Revenue Recognition

     In the First quarter of 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method applied to contracts which were pending as of February 3, 2018. Financial results included in the Company’s Consolidated Statement of Income for the twelve months ended February 2, 2019 are presented under Topic 606, while prior year amounts have not been restated and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“Topic 605”).  As a result of adopting Topic 606, the Company did not adjust opening retained earnings.

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In accordance with Topic 606, in fiscal 2018, the Company recognized $591,000 of income on unredeemed gift cards (“gift card breakage”) as a component of Other Revenue on the Consolidated Statements of Income and Comprehensive Income.  Under Topic 606, the Company recognizes gift card breakage using an expected breakage percentage based on redeemed gift cards. In fiscal 2017 and 2016, the Company recognized $1,380,000 and $3,434,000, respectively, of gift card breakage as a component of Other income on the Consolidated Statements of Income and Comprehensive Income. See Note 2 for further information on miscellaneous income. During the first quarter of 2016, the Company changed its estimate for recognizing gift card breakage income, changing the dormancy period to 24 months of inactivity from 60 months of inactivity.

     The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured.  The Company estimated uncollectible amounts of $897,000 and $890,000 for the twelve months ended February 2, 2019 and February 3, 2018, respectively, on sales purchased on the Company’s proprietary credit card of $27.4 million and $27.5 million for the twelve months ended February 2, 2019 and February 3, 2018, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	February 2, 2019	February 3, 2018

Proprietary Credit Card Receivables, net	$15,980	$16,857
Gift Card Liability	$7,721	$7,565

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

     Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $5,546,000, $5,558,000 and $6,868,000 for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.

     Stock Repurchase Program:  For fiscal year ending February 2, 2019, the Company had  2,019,002 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. Share repurchases are recorded in Retained earnings, net of par value. As of March 27, 2019, the Company repurchased 126,891 shares for $1,695,000, primarily to offset dilution from its equity compensation plans.

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

     The following table reflects the basic and diluted EPS calculations for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017:

	Fiscal Year Ended

	February 2, 2019	February 3, 2018	January 28, 2017
Numerator	(Dollars in thousands)
Net earnings	$30,461	$8,540	$47,212
Earnings allocated to non-vested equity awards	(862)	(172)	(956)
Net earnings available to common stockholders	$29,599	$8,368	$46,256

Denominator
Basic weighted average common shares outstanding	23,995,170	24,906,203	26,839,885
Dilutive effect of stock options and restricted stock	-	-	1,634
Diluted weighted average common shares outstanding	23,995,170	24,906,203	26,841,519

Net income per common share
Basic earnings per share	$1.23	$0.34	$1.72
Diluted earnings per share	$1.23	$0.34	$1.72

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Tax Cuts and Jobs Act (the “Tax Act”) enacted during fiscal 2017 significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Company has finalized the impact of the enacted law during the measurement period allowed by SEC Staff Accounting Bulletin (“SAB 118”).

      In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income (“GILTI”). The Company has elected to account for GILTI tax in the period in which it is incurred, which is included as a component of its current year provision for income taxes.

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

     The Company has elected the modified retrospective approach to transition to Topic 606.  As required by this expedient, the Company assessed its open contracts with customers at February 3, 2018 to determine the cumulative effect of initially applying this standard.  The Company concluded that the cumulative effect of initially applying this standard is not material.  In addition, the Company assessed the financial line items impacted by adopting this standard compared to the previous revenue guidance.  The Company concluded that any differences in financial statement line items are not material. Please refer to Note 1, Summary of Significant Accounting Policies, for disclosures related to this adoption.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Pronouncements

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

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017

Dividend income	$(34)	$(22)	$(21)
Interest income	(3,893)	(2,433)	(2,308)
Miscellaneous income	(1,109)	(2,616)	(4,439)
Net loss (gain) on investment sales	45	(40)	(273)
Interest and other income	$(4,991)	$(5,111)	$(7,041)

3.  Short-Term Investments:

      At February 2, 2019, the Company’s investment portfolio was primarily invested in governmental debt securities held in managed accounts.  These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

      The table below reflects gross accumulated unrealized gains (losses) in short-term investments at February 2, 2019 and February 3, 2018 (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2, 2019			February 3, 2018
	Debt securities			Debt securities
	issued by the U.S.			issued by the U.S.
	Government, its various			Government, its various
	States, municipalities	Corporate		States, municipalities	Corporate
	and agencies	debt		and agencies	debt
	of each	securities	Total	of each	securities	Total
Cost basis	] 71,953	$114,372	$186,325	$96,701	$23,079	$119,780
Unrealized gains	-	-	-	-	-	-
Unrealized (loss)	(371)	(147)	(518)	(718)	(226)	(944)
Estimated fair value	$71,582	$114,225	$185,807	$95,983	$22,853	$118,836

     Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments.  The table below reflects gross accumulated unrealized gains in these investments at February 2, 2019 and February 3, 2018 (in thousands):

	February 2, 2019			February 3, 2018

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax	Net Gain/	Unrealized	Tax	Net Gain/
Security Type	Gain/(Loss)	Benefit	(Loss)	Gain/(Loss)	Benefit	(Loss)
Short-Term Investments	$(518)	$121	$(397)	$(945)	$225	$(720)
Equity Investments	417	(97)	320	524	(125)	399
Total	$(101)	$24	$(77)	$(421)	$100	$(321)

4.   Fair Value Measurements:

      The following tables set forth information regarding the Company’s financial assets that are measured at fair value as of February 2, 2019 and February 3, 2018 (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2019	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$54,346	$-	$54,346	$-
Corporate Bonds	90,891	-	90,891	-
U.S. Treasury/Agencies Notes and Bonds	17,236	-	17,236	-
Cash Surrender Value of Life Insurance	9,093	-	-	9,093
Asset-backed Securities (ABS)	23,334	-	23,334	-
Corporate Equities	690	690	-	-
Certificates of Deposit	101	101	-	-
Total Assets	$195,691	$791	$185,807	$9,093

Liabilities:
Deferred Compensation	(8,908)	-	-	(8,908)
Total Liabilities	$(8,908)	$-	$-	$(8,908)
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 3, 2018	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$95,983	$-	$95,983	$-
Corporate Bonds	22,535	-	22,535	-
U.S. Treasury/Agencies Notes and Bonds	404	404	-	-
Cash Surrender Value of Life Insurance	8,900	-	-	8,900
Asset-backed Securities (ABS)	318	-	318	-
Corporate Equities	798	798	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$129,038	$1,302	$118,836	$8,900

Liabilities:
Deferred Compensation	(8,951)	-	-	(8,951)
Total Liabilities	$(8,951)	$-	$-	$(8,951)

     The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 2, 2019. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from 1 month to 28.4 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities of 1 month. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and short-term investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

      Additionally, at February 2, 2019, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.  At February 3, 2018, the Company had $0.8 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

Deferred compensation plan assets consist primarily of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds’ net asset values, as recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. These funds are designed to mirror the return of existing mutual funds and money market funds that are observable and actively traded.

      The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of February 2, 2019 and February 3, 2018 (in thousands):

	Fair Value Measurements Using Significant Unobservable Asset Inputs (Level 3)

	Other
	Investments	Cash
	Private Equity	Surrender Value	Total
Beginning Balance at February 3, 2018	$-	$8,900	$8,900
Additions	-	596	596
Total gains or (losses)
Included in interest and other income (or changes in net assets)	-	(403)	(403)
Included in other comprehensive income	-	-	-
Ending Balance at February 2, 2019	$-	$9,093	$9,093
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 3, 2018	$(8,951)
Additions	(105)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	148
Ending Balance at February 2, 2019	$(8,908)

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

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 28, 2017	$(7,649)
Additions	(443)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(859)
Ending Balance at February 3, 2018	$(8,951)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		February 2, 2019	February 3, 2018

	Customer accounts — principally deferred payment accounts	$16,821	$18,004
	Miscellaneous receivables	6,099	5,343
	Bank card receivables	6,059	5,819
	Total	28,979	29,166
	Less allowance for doubtful accounts	842	1,148
	Accounts receivable — net	$28,137	$28,018

      Finance charge and late charge revenue on customer deferred payment accounts totaled $3,814,000, $4,222,000 and $4,906,000 for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively, and charges against the allowance for doubtful accounts were approximately $470,000, $690,000 and $832,000 for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		February 2, 2019	February 3, 2018

	Land and improvements	$13,552	$13,550
	Buildings	35,773	35,461
	Leasehold improvements	90,827	93,620
	Fixtures and equipment	212,012	217,873
	Information technology equipment and software	58,473	58,458
	Construction in progress	-	64
	Total	410,637	419,026
	Less accumulated depreciation	316,333	309,658
	Property and equipment — net	$94,304	$109,368

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		February 2, 2019	February 3, 2018

	Accrued employment and related items	$9,252	$13,472
	Property and other taxes	17,981	17,515
	Accrued self-insurance	10,980	11,637
	Fixed assets	326	634
	Other	7,119	9,567
	Total	$45,658	$52,825

8.    Financing Arrangements:

As of February 2, 2019, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable credits discussed below.  The revolving credit agreement is committed until August 2019.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 2, 2019.  There were no borrowings outstanding under this credit facility as of February 2, 2019, February 3, 2018 or January 28, 2017.  At February 2, 2019, the weighted average interest rate under the credit facility was zero due to no borrowings outstanding at the end of the year.

At February 2, 2019, February 3, 2018 and January 28, 2017, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

      On March 26, 2019, the Company paid a quarterly dividend of $0.33 per share.

10.     Employee Benefit Plans:

      The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 75% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 were approximately $1,442,000, $1,207,000 and $1,234,000, respectively.

      The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.  The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash.  The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years.  The Committee approved a contribution of approximately $1,229,000 for the year ended February 2, 2019. The Company’s contribution was $1,026,000 and $689,000 for the years ended February 3, 2018 and January 28, 2017, respectively.

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

11.  Leases:

     The Company has operating lease arrangements for store facilities and equipment. Facility leases generally are at a fixed rate for periods of five years with renewal options. For leases with landlord capital improvement funding, the funded amount is recorded as a deferred liability and amortized over the term of the lease as a reduction to rent expense on the Consolidated Statements of Income and Comprehensive Income.  Equipment leases are generally for one- to three-year periods.

     The minimum rental commitments under non-cancelable operating leases are (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

2019	$69,601
2020	51,943
2021	35,196
2022	21,242
2023	12,986
Thereafter	2,643
Total minimum lease payments	$193,611

     The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017
Fiscal Year Ended
Minimum rentals	$69,871	$70,971	$70,681
Contingent rent	1	-	3
Total rental expense	$69,872	$70,971	$70,684

12.  Income Taxes:

     Unrecognized tax benefits for uncertain tax positions, primarily recorded in Other noncurrent liabilities, are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain.  The Company adjusts these liabilities in light of changing facts and circumstances.  As of February 2, 2019, the Company had gross unrecognized tax benefits totaling approximately $8.5 million, of which approximately $10.6 million (inclusive of interest) would affect the effective tax rate if recognized. The Company had approximately $3.2 million, $2.8 million and $4.1 million of interest and penalties accrued related to uncertain tax positions as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  The Company recognizes interest and penalties related to the resolution of uncertain tax positions as a component of income tax expense.  The Company recognized $1,023,000, $986,000 and $716,000 of interest and penalties in the Consolidated Statements of Income and Comprehensive Income for the years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  The Company is no longer subject to U.S. federal income tax examinations for years before 2015.  In state and local tax jurisdictions, the Company has limited exposure before 2008.  During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range cannot be determined.

     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2, 2019	February 3, 2018	January 28, 2017
Fiscal Year Ended
Balances, beginning	$9,531	$10,668	$9,560
Additions for tax positions of the current year	420	2,537	2,618
Reduction for tax positions of prior years for:
Changes in judgment	-	(1,209)	-
Settlements during the period	(419)	(390)	(328)
Lapses of applicable statutes of limitations	(1,047)	(2,075)	(1,182)
Balances, ending	$8,485	$9,531	$10,668

     The provision for income taxes consists of the following (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017
Fiscal Year Ended
Current income taxes:
Federal	$281	$1,726	$(411)
State	(359)	1,401	873
Foreign	1,371	1,952	2,053
Total	1,293	5,079	2,515
Deferred income taxes:
Federal	2,064	3,816	45
State	(767)	(1,462)	(644)
Foreign	-	-	(14)
Total	1,297	2,354	(613)
Total income tax expense	$2,590	$7,433	$1,902

     Significant components of the Company’s deferred tax assets and liabilities as of February 2, 2019 and February 3, 2018 are as follows (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2, 2019	February 3, 2018
Deferred tax assets:
Allowance for doubtful accounts	$180	$198
Inventory valuation	1,604	1,758
Non-deductible accrued liabilities	1,589	3,248
Other taxes	1,133	1,152
Federal benefit of uncertain tax positions	1,111	1,268
Equity compensation expense	4,242	4,321
Net Operating Losses	1,484	851
Charitable contribution carryover	1,568	2,041
State Tax Credits	1,150	789
Other	1,242	1,188
Total deferred tax assets	15,303	16,814
Deferred tax liabilities
Property and equipment	1,529	1,859
Deferred lease liability	1,977	1,191
Accrued self-insurance reserves	481	1,043
Other	107	151
Total deferred tax liabilities	4,094	4,244
Net deferred tax assets	$11,209	$12,570

        As of February 2, 2019, the Company’s position is that its overseas subsidiaries will not invest undistributed earnings indefinitely.  Future unremitted earnings when distributed are expected to be either distributions of GILTI-previously taxed income or eligible for a 100% dividends received deduction.  The withholding tax rate on any unremitted earnings is zero and state income taxes on such earnings are considered immaterial.  Therefore, the Company has not provided deferred U.S. income taxes on approximately $7.1 million of earnings from non-U.S. subsidiaries.

     The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	February 2, 2019	February 3, 2018	January 28, 2017
Fiscal Year Ended
Federal income tax rate	21.0%	33.7%	35.0%
State income taxes	1.1	(4.7)	(0.2)
Global Intangible Low-taxed Income	6.2	-	-
Foreign Tax Credit	(4.0)	-	-
Foreign rate differential	(2.6)	(28.8)	(9.3)
Offshore Claim	(5.7)	(15.6)	(4.1)
Deemed Repatriation	-	38.6	-
Work Opportunity Credit	(3.4)	(6.0)	(3.4)
Addback on Wage Related Credits	0.7	2.0	1.2
Tax exempt interest	(2.4)	(4.4)	(1.6)
Charitable contribution of inventory	-	(1.0)	(13.1)
Uncertain tax positions	(1.5)	(4.4)	2.4
Deferred rate change	(2.0)	39.2	-
Other	0.4	(2.1)	(3.0)
Effective income tax rate	7.8%	46.5%	3.9%

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

       The Tax Act enacted in fiscal 2017 significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In response to the Tax Act, the SEC issued SAB 118, which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimate becomes finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one-year measurement period.  As of February 2, 2019, the accounting for the income tax effects of the Tax Act has been completed.

Implementation of the Tax Act during 2017 resulted in an approximate $6.2 million charge for the revaluation of the Company’s net domestic deferred tax assets and a one-time provisional transition tax charge of approximately $6.1 million, of which $5.7 million was recorded in non-current liabilities in fiscal 2017.  As of February 2, 2019, the Company has finalized these amounts.  The finalization of the revaluation of the Company’s net domestic deferred tax assets resulted in a $.5 million benefit included as a component of its current year provision for income taxes and the non-current liability associated with the one-time transition tax charge was extinguished in 2018.

13.  Quarterly Financial Data (Unaudited):

     Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2018	First	Second	Third	Fourth
Total revenues	$238,300	$208,917	$190,012	$192,435
Gross profit (exclusive of depreciation)	96,013	79,116	66,998	65,002
Net income (loss)	23,411	6,482	3,800	(3,232)
Basic earnings per share	$0.94	$0.26	$0.16	$(0.13)
Diluted earnings per share	$0.94	$0.26	$0.16	$(0.13)

Fiscal 2017	First	Second	Third	Fourth
Total revenues	$239,741	$206,961	$190,273	$213,006
Gross profit (exclusive of depreciation)	93,958	65,703	65,811	71,451
Net income (loss)	22,233	(881)	2,694	(15,506)
Basic earnings per share	$0.85	$(0.03)	$0.11	$(0.62)
Diluted earnings per share	$0.85	$(0.03)	$0.11	$(0.62)

14.  Reportable Segment Information:

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

       The following schedule summarizes certain segment information (in thousands):

Fiscal 2018	Retail	Credit	Total

Revenues	$825,850	$3,814	$829,664
Depreciation	16,441	22	16,463
Interest and other income	4,991	-	4,991
Income before taxes	31,149	1,902	33,051
Capital expenditures	4,315	39	4,354

Fiscal 2017	Retail	Credit	Total

Revenues	$845,759	$4,222	$849,981
Depreciation	19,604	39	19,643
Interest and other income	5,111	-	5,111
Income before taxes	14,762	1,211	15,973
Capital expenditures	11,047	49	11,096

Fiscal 2016	Retail	Credit	Total

Revenues	$951,663	$4,906	$956,569
Depreciation	22,667	49	22,716
Interest and other income	7,041	-	7,041
Income before taxes	47,447	1,667	49,114
Capital expenditures	27,248	49	27,297

	Retail	Credit	Total

Total assets as of February 2, 2019	$454,143	$43,763	$497,906
Total assets as of February 3, 2018	469,652	46,424	516,076

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

      The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017

Bad debt expense	$-	$690	$832
Payroll	749	861	865
Postage	506	546	635
Other expenses	635	875	858
Total expenses	$1,890	$2,972	$3,190

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock Based Compensation:

      As of February 2, 2019, the Company had four long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The Company’s 1987 Non-Qualified Stock Option Plan is for the granting of options to officers and key employees.  As of February 2, 2019, there were no available stock options for grant. The 2018 Incentive Compensation Plan, 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018 and May 23, 2013, shares for grant were no longer available under the 2013 Incentive Compensation Plan and 2004 Amended and Restated Incentive Compensation Plan, respectively.

      The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of February 2, 2019:

	1987	2004	2013	2018
	Plan	Plan	Plan	Plan	Total
Options and/or restricted stock initially authorized	5,850,000	1,350,000	1,500,000	4,725,000	13,425,000
Options and/or restricted stock available for grant:
February 3, 2018	-	-	856,473	-	856,473
February 2, 2019	-	-	-	4,514,151	4,514,151

      In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period. As of February 2, 2019, there was $11,989,000 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.  The total grant date fair value of the shares recognized as compensation expense during the twelve months ended February 2, 2019, February 3, 2018 and January 28, 2017 was $4,833,000, $4,093,000 and $4,091,000, respectively.  The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the years ended February 2, 2019, February 3, 2018 and January 28, 2017:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2016	576,676	$29.71
Granted	148,591	36.83
Vested	(103,808)	25.19
Forfeited or expired	(60,136)	31.68

Restricted stock awards at January 28, 2017	561,323	$32.22
Granted	191,919	22.44
Vested	(125,761)	26.40
Forfeited or expired	(32,302)	31.52

Restricted stock awards at February 3, 2018	595,179	$30.33
Granted	354,385	16.20
Vested	(139,669)	29.87
Forfeited or expired	(38,044)	24.34

Restricted stock awards at February 2, 2019	771,851	$24.22

     The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month period ended February 2, 2019, the Company sold 44,770 shares to employees at an average discount of $2.25 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $101,000, $86,000 and $88,000 for fiscal years 2018, 2017 and 2016, respectively.  These expenses are classified as a component of Selling, general and administrative expenses.

The following is a summary of changes in stock options outstanding during the year ended February 2, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Options outstanding at February 3, 2018	8,051	$23.56	5.25 years	$-
Granted	-	-
Forfeited or expired	-
Exercised	(8,051)	-
Outstanding at February 2, 2019	-	$-	0 years	$-
Vested and exercisable at February 2, 2019	-	$-	0 years	$-

(a) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

     No options were granted in fiscal 2018, fiscal 2017 and fiscal 2016. The Company utilizes the Black–Scholes method to estimate the fair value of share based payments.

     The total intrinsic value of options exercised during the years ended February 2, 2019, February 3, 2018 and January 28, 2017 were $5,000, $0 and $109,000, respectively.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The stock option expense was $4,000, $17,000 and $17,000 for the twelve months ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively.

16.     Commitments and Contingencies:

      The Company is, from time to time, involved in routine litigation incidental to the conduct of our business, including litigation regarding the merchandise that we sell, litigation regarding intellectual property, litigation instituted by persons injured upon premises under our control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees. During the third quarter of 2018, the Company favorably settled certain litigation matters, which are reflected in Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

      Although such litigation is routine and incidental to the conduct of our business, as with any business of our size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. Based on information currently available, management does not believe that any reasonably possible losses arising from current pending litigation will have a material adverse effect on our Consolidated Financial Statements. However, given the inherent uncertainties involved in such matters, an adverse outcome in one or more such matters could materially and adversely affect the Company’s financial condition, results of operations and cash flows in any particular reporting period. The Company accrues for these matters when the liability is deemed probable and reasonably estimable.

17.     Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of February 2, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2018	$(321)
Other comprehensive income/(loss) before
reclassification	278

Amounts reclassified from accumulated
other comprehensive income (b)	(34)

Net current-period other comprehensive income/(loss)	244

Ending Balance at February 2, 2019	$(77)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

(b) Includes $45 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $11. Amounts in parentheses indicate a debit/reduction to OCI.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 2, 2019.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of February 2, 2019, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2019 based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 2, 2019.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 2, 2019, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

      Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2019 annual stockholders’ meeting (the “2019 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

67

     Information contained under the captions “2018 Executive Compensation,” “Fiscal Year 2018 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2019 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

      The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 2, 2019.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)

Plan Category

Equity compensation plans approved
by security holders	-	-	4,628,986
Equity compensation plans not
approved by security holders	-	-	-
Total	-	-	4,628,986

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2018
Incentive Compensation Plan, 4,514,151 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 114,835 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

        Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

      Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2019 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

     Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm” in the 2019 Proxy Statement is incorporated by reference in response to this item.

67

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

      (a) The following documents are filed as part of this report:

      (1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm .............................................................	33

Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.............................................................	35

Consolidated Balance Sheets at February 2, 2019 and February 3, 2018...........................................	36

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.....................................................................................................................	37

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017...........................................................................................	38

Notes to Consolidated Financial Statements...................................................................................	39

(2) Financial Statement Schedule: The following report and financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts.........................................................................	67

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

67

Exhibit
Number	Description of Exhibit

3.1

Registrant’s Restated Certificate of Incorporation of the Registrant dated March 6, 1987, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed February 7, 2000 (SEC File No. 333–96283).

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007 .
10.3*	2004 Incentive Compensation Plan, amended and restated as of May 22, 2008, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed April 11, 2008.
10.4*	2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188993).
10.5*	2018 Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 to Form S-8 of the Registrant filed June 1, 2018 (SEC file No. 333-225350).

10.6*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.7*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.8*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.9*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.10*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
10.11*	Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 19, 2011.
21.1**	Subsidiaries of Registrant .
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended February 2, 2019, formatted in XBRL:  (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (ii) Consolidated Balance Sheets at February 2, 2019 and February 3, 2018; (iii) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; and (v) Notes to Consolidated Financial Statements.

67

* Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

** Filed or submitted electronically herewith.

Item 16.	Form 10-K Summary:

      None.

67

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
Jeffrey R. Shock Senior Vice President Controller

Date: March 27, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2019 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ BAILEY W. PATRICK Bailey W. Patrick (Director)

/s/ JOHN R. HOWE John R. Howe (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ THOMAS B. HENSON Thomas B. Henson (Director)

/s/ JEFFREY R. SHOCK Jeffrey R. Shock (Senior Vice President Controller (Principal Accounting Officer))	/s/ BRYAN F. KENNEDY III Bryan F. Kennedy III (Director)
/s/ THOMAS E. MECKLEY Thomas E. Meckley (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)
/s/ EDWARD I. WEISIGER, JR Edward I. Weisiger, Jr. (Director)	/s/ PAMELA L. DAVIES Pamela L. Davies (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at January 30, 2016	$1,447		$12,759
Additions charged to costs and expenses	1,002		15,866
Additions (reductions) charged to other accounts	300	(c)	(105)
Deductions	(1,401)	(d)	(15,532)

Balance at January 28, 2017	$1,348		$12,988
Additions charged to costs and expenses	851		17,303
Additions (reductions) charged to other accounts	304	(c)	220
Deductions	(1,355)	(d)	(18,888)

Balance at February 3, 2018	$1,148		$11,623
Additions charged to costs and expenses	897		17,932
Additions (reductions) charged to other accounts	210	(c)	214
Deductions	(1,413)	(d)	(18,803)

Balance at February 2, 2019	$842		$10,966

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation, General Liability and Healthcare.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.