Form 10-Q
period 2019-05-04
CATO CORP
filed 2019-05-30
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A - Common Stock, par value $.033 per share	CATO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 4, 2019, there were 23,006,397 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 4, 2019

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		2
For the Three Months Ended May 4, 2019 and May 5, 2018

Condensed Consolidated Balance Sheets		3
At May 4, 2019 and February 2, 2019

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended May 4, 2019 and May 5, 2018

Condensed Consolidated Statements of Stockholders’ Equity		5
For the Three Months Ended May 4, 2019 and May 5, 2018

Notes to Condensed Consolidated Financial Statements		6 - 20
For the Three Months Ended May 4, 2019 and May 5, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 4, 2019	May 5, 2018

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$228,066	$236,025
Other revenue (principally finance charges, late fees and
layaway charges)	2,285	2,275
Total revenues	230,351	238,300

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	136,083	142,287
Selling, general and administrative (exclusive of depreciation
shown below)	65,990	65,959
Depreciation	3,843	4,224
Interest and other income	(1,136)	(754)
Costs and expenses, net	204,780	211,716

Income before income taxes	25,571	26,584

Income tax expense	4,316	3,173

Net income	$21,255	$23,411

Basic earnings per share	$0.87	$0.94

Diluted earnings per share	$0.87	$0.94

Comprehensive income:
Net income	$21,255	$23,411
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of $126 and ($122) for May 4, 2019	412	(392)
and May 5, 2018, respectively
Comprehensive income	$21,667	$23,019

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 4, 2019	February 2, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$36,493	$24,603
Short-term investments	174,404	182,711
Restricted cash	610	606
Restricted short-term investments	3,218	3,196
Accounts receivable, net of allowance for doubtful accounts of
$832 and $842 at May 4, 2019 and February 2, 2019, respectively	29,886	28,137
Merchandise inventories	111,215	119,585
Prepaid expenses and other current assets	4,377	11,750
Total Current Assets	360,203	370,588
Property and equipment – net	91,204	94,304
Noncurrent deferred income taxes	11,083	11,209
Other assets	22,696	21,805
Right-of-Use assets – net	179,811	-
Total Assets	$664,997	$497,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66,567	$84,282
Accrued expenses	47,916	45,658
Accrued bonus and benefits	4,965	11,146
Accrued income taxes	2,629	-
Current lease liability	57,261	-
Total Current Liabilities	179,338	141,086
Other noncurrent liabilities	22,702	39,984
Lease liability	134,453	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 23,006,397 shares and 22,838,149 shares
at May 4, 2019 and February 2, 2019, respectively	772	767
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,763,652 shares and
1,763,652 shares at May 4, 2019 and February 2, 2019, respectively	59	59
Additional paid-in capital	106,511	105,580
Retained earnings	220,827	210,507
Accumulated other comprehensive income	335	(77)
Total Stockholders' Equity	328,504	316,836
Total Liabilities and Stockholders’ Equity	$664,997	$497,906

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 4, 2019	May 5, 2018

	(Dollars in thousands)

Operating Activities:
Net income	$21,255	$23,411
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	3,843	4,224
Provision for doubtful accounts	178	(70)
Purchase premium and premium amortization of investments	58	181
Share-based compensation	691	592
Loss on disposal of property and equipment	182	84
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(1,926)	(8,978)
Merchandise inventories	8,370	13,643
Prepaid and other assets	8,643	10,805
Accrued income taxes	2,629	1,092
Accounts payable, accrued expenses and other liabilities	(29,255)	(13,357)
Net cash provided by operating activities	14,668	31,627

Investing Activities:
Expenditures for property and equipment	(995)	(675)
Purchase of short-term investments	(44,709)	(36,208)
Sales of short-term investments	53,639	7,908
Purchase of other assets	(22)	(91)
Sales of other assets	4	4
Net cash provided (used) in investing activities	7,917	(29,062)

Financing Activities:
Dividends paid	(8,118)	(8,186)
Repurchase of common stock	(2,834)	(760)
Proceeds from employee stock purchase plan	261	228
Net cash used in financing activities	(10,691)	(8,718)

Net increase (decrease) in cash, cash equivalents, and restricted cash	11,894	(6,153)

Cash, cash equivalents, and restricted cash at beginning of period	25,209	81,264
Cash, cash equivalents, and restricted cash at end of period	$37,103	$75,111

Non-cash activity:
Accrued other assets and property and equipment	$256	$403

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income	-	-	-	21,255	-	21,255
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $126	-	-	-	-	412	412
Dividends paid ($0.33 per share)	-	-	-	(8,118)	-	(8,118)
Class A common stock sold through employee stock purchase
plan — 20,676 shares	1	-	307	-	-	308
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
355,609 shares	11	-	624	10	-	645
Repurchase and retirement of treasury shares – 208,041 shares	(7)	-	-	(2,827)	-	(2,834)

Balance — May 4, 2019	$772	$59	$106,511	$220,827	$335	$328,504

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 3, 2018	$774	$58	$99,948	$225,894	$(321)	$326,353
Comprehensive income:
Net income	-	-	-	23,411	-	23,411
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($122)	-	-	-	-	(392)	(392)
Dividends paid ($0.33 per share)	-	-	-	(8,186)	-	(8,186)
Class A common stock sold through employee stock purchase
plan — 19,763 shares	-	-	267	-	-	267
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
342,341 shares	11	-	534	8	-	553
Repurchase and retirement of treasury shares – 52,904 shares	(2)	-	-	(758)	-	(760)

Balance — May 5, 2018	$783	$58	$100,749	$240,369	$(713)	$341,246

See notes to condensed consolidated financial statements (unaudited).

6

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

NOTE 1 - GENERAL:

The condensed consolidated financial statements as of May 4, 2019 and for the thirteen-week periods ended May 4, 2019 and May 5, 2018 have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown are unaudited.  In the opinion of management, all adjustments considered necessary for a fair statement have been included.  All such adjustments are of a normal, recurring nature unless otherwise noted.  The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.  Amounts as of February 2, 2019 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On May 23, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share.

Recently Adopted Accounting Policies

In 2016, the FASB issued ASC 842, Leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but does not change the manner in which expenses are recorded in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.

We utilized a comprehensive approach to assess the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet and the impact on our current lease portfolio from a lessee perspective. We completed our comprehensive review of our lease portfolio, which includes mostly store leases impacted by the new guidance. We reviewed our internal controls over leases and as a result we enhanced these controls, however, these changes are not considered material. In addition, we implemented a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance.

We elected the transition package of practical expedients that is permitted by the standard. The package of practical expedients allows the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. We did not elect the hindsight transition practical expedient allowed for by the new standard, which allows entities to use hindsight when determining lease term and impairment of ROU assets.

We adopted ASC 842 utilizing the modified retrospective approach as of February 3, 2019.  The modified retrospective approach we selected provides a method of transition allowing recognition of existing leases as of the beginning of the period of adoption (i.e. February 3, 2019), and which does not require the adjustment of comparative periods. The adoption had a material impact on our financial statements, resulting in an increase of 40% to each of our total assets and total liabilities on our balance sheet, but had no impact to retained earnings as of the beginning of 2019. See Note 12 for further information.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

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

	Three Months Ended
	May 4, 2019	May 5, 2018
	(Dollars in thousands)
Numerator
Net earnings	$21,255	$23,411
Earnings allocated to non-vested equity awards	(660)	(544)
Net earnings available to common stockholders	$20,595	$22,867

Denominator
Basic weighted average common shares outstanding	23,756,695	24,201,545
Diluted weighted average common shares outstanding	23,756,695	24,201,545

Net income per common share
Basic earnings per share	$0.87	$0.94
Diluted earnings per share	$0.87	$0.94

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended May 4, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2019	$(77)
Other comprehensive income before
reclassification	403

Amounts reclassified from accumulated
other comprehensive income (b)	9

Net current-period other comprehensive income	412

Ending Balance at May 4, 2019	$335

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes $12 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $3.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 4, 2019, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below.  On May 24, 2019 the Company extended its revolving credit agreement through May 2022.  The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 4, 2019.  There were no borrowings outstanding under this credit facility at May 4, 2019 or February 2, 2019.  The weighted average interest rate under the credit facility was zero at May 4, 2019 due to no borrowings outstanding at the end of the quarter.

At May 4, 2019 and February 2, 2019, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of May 4, 2019, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 4, 2019	Retail	Credit	Total

Revenues	$229,441	$910	$230,351
Depreciation	3,843	-	3,843
Interest and other income	(1,136)	-	(1,136)
Income before taxes	25,178	393	25,571
Capital expenditures	995	-	995

Three Months Ended
May 5, 2018	Retail	Credit	Total

Revenues	$237,334	$966	$238,300
Depreciation	4,218	6	4,224
Interest and other income	(754)	-	(754)
Income before taxes	25,942	642	26,584
Capital expenditures	675	-	675

	Retail	Credit	Total

Total assets as of May 4, 2019	$618,773	$46,224	$664,997
Total assets as of February 2, 2019	454,143	43,763	497,906

The Company evaluates segment performance based on income before taxes.  The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018

Payroll	150	197
Postage	124	123
Other expenses	243	(2)

Total expenses	$517	$318

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

NOTE 6 – STOCK BASED COMPENSATION:

As of May 4, 2019, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of May 4, 2019:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
May 4, 2019	-	4,158,542	4,158,542

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 4, 2019 and February 2, 2019, there was $15,983,000 and $11,989,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.4 years and 2.2 years, respectively. The total compensation expense during the three months ended May 4, 2019 was $645,000 compared to $547,000 for the three months ended May 5, 2018.  These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the three months ended May 4, 2019:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2019	771,851	$24.22
Granted	361,170	14.89
Vested	(129,108)	34.44
Forfeited or expired	(5,561)	23.02
Restricted stock awards at May 4, 2019	998,352	$19.53

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 4, 2019 and May 5, 2018, the Company sold 20,676 and 19,763 shares to employees at an average discount of $2.23 and $2.04 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $46,000 and $40,000 for the three months ended May 4, 2019 and May 5, 2018, respectively.  These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of May 4, 2019 and February 2, 2019:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 4, 2019	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$53,123	$-	$53,123	$-
Corporate Bonds	82,118	-	82,118	-
U.S. Treasury/Agencies Notes and Bonds	17,353	-	17,353	-
Cash Surrender Value of Life Insurance	10,145	-	-	10,145
Asset-backed Securities (ABS)	24,928	-	24,928	-
Corporate Equities	750	750	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$188,517	$850	$177,522	$10,145

Liabilities:
Deferred Compensation	(10,062)	-	-	(10,062)
Total Liabilities	$(10,062)	$-	$-	$(10,062)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2019	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$54,346	$-	$54,346	$-
Corporate Bonds	90,891	-	90,891	-
U.S. Treasury/Agencies Notes and Bonds	17,236		17,236	-
Cash Surrender Value of Life Insurance	9,093	-	-	9,093
Asset-backed Securities (ABS)	23,334	-	23,334	-
Corporate Equities	690	690	-	-
Certificates of Deposit	101	101	-	-
Total Assets	$195,691	$791	$185,807	$9,093

Liabilities:
Deferred Compensation	(8,908)	-	-	(8,908)
Total Liabilities	$(8,908)	$-	$-	$(8,908)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 4, 2019 and February 2, 2019.  The state, municipal and corporate bonds have contractual maturities which range from six days to 28.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from three months to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at May 4, 2019, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $10.1 million.  At February 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.1 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds’ net asset values, as recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. These funds are designed to mirror mutual funds and money market funds that are observable and actively traded.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of May 4, 2019 and February 2, 2019 (dollars in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 2, 2019	$9,093
Redemptions	-
Additions	706
Total gains or (losses)
Included in interest and other income (or changes in net assets)	346
Included in other comprehensive income	-
Ending Balance at May 4, 2019	$10,145

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 2, 2019	$(8,908)
Redemptions	-
Additions	(737)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(417)
Included in other comprehensive income	-
Ending Balance at May 4, 2019	$(10,062)

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2018	$8,900
Redemptions	-
Additions	596
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(403)
Included in other comprehensive income	-
Ending Balance at February 2, 2019	$9,093

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses" (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. Topic 326 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first quarter of 2019 of 16.9% compared to an effective tax rate of 11.9% for the first quarter of 2018. The increase in the 2019 first quarter tax rate was primarily due to more taxable interest income,  more non-deductible section 162(m) compensation, increase in state income taxes due to less credits in 2019 and a release of reserves for uncertain tax positions due to state audit settlements in the first quarter of 2018.

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

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured.  The Company estimated uncollectible amounts of $226,000 and $225,000 for the periods ended May 4, 2019 and May 5, 2018, respectively, on sales purchased by the Company’s proprietary credit card of $6.9 million and $7.0 million for the periods ended May 4, 2019 and May 5, 2018, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	May 4, 2019	February 2, 2019

Proprietary Credit Card Receivables, net	$15,899	$15,980
Gift Card Liability	$6,027	$7,721

NOTE 12 – LEASES:

We determine whether an arrangement is a lease at inception. We have operating leases for stores, offices and equipment. Our leases have remaining lease terms of one year to 10 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of lease payments.

The components of lease cost are shown below (in thousands):

Three Months Ended
May 4, 2019

Operating lease cost (a)	$9,732
Variable lease cost (b)	$606
ASC 840 prepaid rent expense (c)	$5,975

(a) Includes right-of-use asset amortization of ($2) million.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (in thousands):

Operating cash flow information:

Three Months Ended
May 4, 2019

Cash paid for amounts included in the measurement of lease liabilties	$10,091
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$282

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

May 4, 2019

Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	4.65%

Maturities of lease liabilities by fiscal year for our operating leases are as follows (in thousands):

Fiscal Year

2019 (a)	$51,673
2020	56,338
2021	41,823
2022	27,095
2023	18,438
Thereafter	17,614
Total lease payments	212,981
Less: Imputed interest	21,267
Present value of lease liabilities	$191,714

(a) Excluding the 3 months ended May 4, 2019.

As of February 2, 2019, the minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2019	$69,601
2020	51,943
2021	35,196
2022	21,242
2023	12,986
Thereafter	2,643
Total minimum lease payments	$193,611

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2019 AND MAY 5, 2018

A summary of rent expense for the fiscal years ended February 2, 2019 and February 3, 2018 was as follows (in thousands):

	Balance as of
	February 2, 2019	February 3, 2018

Rent Expense	$69,872	$70,971

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 4, 2019	May 5, 2018
Total retail sales	100.0%	100.0%
Other revenue	1.0	1.0
Total revenues	101.0	101.0
Cost of goods sold (exclusive of depreciation)	59.7	60.3
Selling, general and administrative (exclusive of depreciation)	28.9	27.9
Depreciation	1.7	1.8
Interest and other income	(0.5)	(0.3)
Income before income taxes	11.2	11.3
Net income	9.3	9.9

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of First Quarter of 2019 with 2018

Total retail sales for the first quarter were $228.1 million compared to last year’s first quarter sales of $236.0 million.  Sales decreased primarily due to closed stores in 2019 but open in 2018, and a 1.0% decrease in same-store sales. Same store sales include stores that have been open more than 15 months.  Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months.  The method of calculating same store sales varies across the retail industry.  As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 2.9% of sales for the first quarter of fiscal 2019 and are included in the same-store sales calculation.  Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, shipping charged to customers for e-commerce purchases and layaway fees), were $230.4 million for the first quarter ended May 4, 2019, compared to $238.3 million for the first quarter ended May 5, 2018. The Company operated 1,302 stores at May 4, 2019 compared to 1,351 stores at the end of last fiscal year’s first quarter.  For the first three months of fiscal 2019 the Company closed nine stores.  The Company currently expects to open approximately 12 stores and close approximately 50 stores in fiscal 2019.

Credit revenue of $0.9 million represented 0.4% of total revenues in the first quarter of fiscal 2019, compared to 2018 credit revenue of $1.0 million or 0.4% of total revenues.  Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales under the Company’s proprietary credit card. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income.  Related expenses include principally bad debt expense, payroll, postage and other administrative expenses, and totaled $0.5 million in the first quarter of 2019, compared to last year’s first quarter expenses of $0.3 million.

Other revenue, a component of total revenues, was $2.3 million for the first quarter of fiscal 2019, compared to $2.3 million for the prior year’s comparable first quarter.

Cost of goods sold was $136.1 million, or 59.7% of retail sales for the first quarter of fiscal 2019, compared to $142.3 million, or 60.3% of retail sales in the first quarter of fiscal 2018.  The overall decrease in cost of goods sold as a percent of retail sales for the first quarter of 2019 resulted primarily from higher sales of regular priced goods. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage.  Net merchandise costs and in-bound freight are capitalized as inventory costs.  Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center.  Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities.  Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 1.9% to $92.0 million for the first quarter of fiscal 2019 compared to $93.7 million in the first quarter of fiscal 2018.  Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts.  SG&A expenses were flat at $66.0 million, or 28.9% of retail sales for the first quarter of fiscal 2019, compared to $66.0 million, or 27.9% of retail sales in the first quarter of fiscal 2018. SG&A as a percent of retail sales increased 1% primarily due to higher incentive compensation and closed store expense.

Depreciation expense was $3.8 million, or 1.7% of retail sales for the first quarter of fiscal 2019, compared to $4.2 million, or 1.8% of retail sales for the first quarter of fiscal 2018.

Interest and other income was $1.1 million, or 0.5% of retail sales for the first quarter of fiscal 2019, compared to $0.8 million, or 0.3% of retail sales for the first quarter of fiscal 2018.  The increase is primarily attributable to higher taxable interest income in 2019.

Income tax expense was $4.3 million or 1.9% of retail sales for the first quarter of fiscal 2019, compared to $3.2 million, or 1.3% of retail sales for the first quarter of fiscal 2018. The 2019 quarter increase in income tax expense resulted from a higher effective tax rate, partially offset by lower pre-tax income.  The effective income tax rate for the first quarter of fiscal 2019 was 16.9% compared to 11.9% for the first quarter of 2018. The increase in the 2019 first quarter tax rate was primarily due to more taxable interest income,  more non-deductible section 162(m) compensation,  increase in state income taxes due to less credits in 2019 and a release of reserves for uncertain tax positions due to state audit settlements in the first quarter of 2018.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first three months of fiscal 2019 was $14.7 million as compared to $31.6 million in the first three months of fiscal 2018. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases.  In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at May 4, 2019 and February 2, 2019.

Cash provided by operating activities for the first three months of fiscal 2019 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $17.0 million for the first three months of fiscal 2019 as compared to the first three months of fiscal 2018 was primarily due to  lower net income, a decrease in accrued liabilities from year-end, partially offset by lower accounts receivable.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements, expected capital expenditures, dividends and share repurchases for fiscal 2019 and the next 12 months.

At May 4, 2019, the Company had working capital of $180.9 million compared to $229.5 million at February 2, 2019. This decrease is primarily attributable to the adoption of ASC 842 Lease Accounting which requires the current portion of the lease liability to be classified as a current liability.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK (CONTINUED):

At May 4, 2019 and February 2, 2019, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of revocable credits discussed below. On May 24, 2019 the Company extended its revolving credit agreement through May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 4, 2019.  There were no borrowings outstanding under the credit facility as of May 4, 2019 and February 2, 2019.

At May 4, 2019 and February 2, 2019, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $1.0 million in the first three months of fiscal 2019, compared to $0.7 million in last year’s first three months.  The expenditures for the first three months of 2019 were primarily for investments in new technology. For the full fiscal 2019 year, the Company expects to invest approximately $13 million for capital expenditures.

Net cash provided by investing activities totaled $7.9 million in the first three months of fiscal 2019 compared to $29.1 million used in the comparable period of fiscal 2018, primarily due to an increase in the sale of short-term investments, partially offset by short-term investments purchased and capital expenditures.

Net cash used in financing activities totaled $10.7 million in the first three months of fiscal 2019 compared to $8.7 million used in the comparable period of fiscal 2018 primarily due to an increase in share repurchases.

On May 23, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share.

As of May 4, 2019, the Company had 1,810,961 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 4, 2019 and February 2, 2019.  The state, municipal and corporate bonds have contractual maturities which range from six days to 28.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from three months to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies.  The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at May 4, 2019, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $10.1 million.  At February 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.1 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 4, 2019.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 4, 2019, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 4, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

THE CATO CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 2, 2019.  These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock for the three months ended May 4, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2019	-	$-	-
March 2019	126,891	13.35	126,891
April 2019	81,150	14.01	81,150
Total	208,041	$13.62	208,041	1,810,961

(1)   Prices include trading costs.

(2)   As of February 2, 2019, the Company’s share repurchase program had 2,019,002 shares remaining in open authorizations.  During the first quarter ending May 4, 2019, the Company repurchased and retired 208,041 shares under this program for approximately $2,834,043 or an average market price of $13.62 per share.  As of the first quarter ending May 4, 2019, the Company had 1,810,961 shares remaining in open authorizations.  There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019, formatted in XBRL:  (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended May 4, 2019 and May 5, 2018;  (ii) Condensed Consolidated Balance Sheets at May 4, 2019 and February 2, 2019;  (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 4, 2019 and May 5, 2018;  (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended May 4, 2019 and May 5, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

                      * Submitted electronically herewith.

PART II  OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    THE CATO CORPORATION

May 30, 2019	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

May 30, 2019	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer