Form 10-Q
period 2019-08-03
CATO CORP
filed 2019-08-30
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to__________________
Commission file number 1-31340

THE CATO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-0484485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 Denmark Road, Charlotte, North Carolina28273-5975
(Address of principal executive offices) (Zip Code)

(704)554-8510
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 3, 2019, there were 23,002,629 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended August 3, 2019

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Six Months Ended August 3, 2019 and August 4, 2018

Condensed Consolidated Balance Sheets		4
At August 3, 2019 and February 2, 2019

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended August 3, 2019 and August 4, 2018

Condensed Consolidated Statements of Stockholders’ Equity		6
For the Six Months Ended August 3, 2019 and August 4, 2018

Notes to Condensed Consolidated Financial Statements		7 – 21
For the Three Months and Six Months Ended August 3, 2019 and August 4, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$210,357	$206,848	$438,423	$442,873
Other revenue (principally finance charges, late fees and
layaway charges)	2,224	2,069	4,510	4,344
Total revenues	212,581	208,917	442,933	447,217

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	130,372	129,801	266,455	272,088
Selling, general and administrative (exclusive of depreciation
shown below)	66,066	68,892	132,056	134,851
Depreciation	3,836	4,152	7,679	8,376
Interest and other income	(1,693)	(1,431)	(2,829)	(2,185)
Cost and expenses, net	198,581	201,414	403,361	413,130

Income before income taxes	14,000	7,503	39,572	34,087

Income tax expense	2,134	1,021	6,450	4,195

Net income	$11,866	$6,482	$33,122	$29,892

Basic earnings per share	$0.48	$0.26	$1.34	$1.20

Diluted earnings per share	$0.48	$0.26	$1.34	$1.20

Comprehensive income:
Net income	$11,866	$6,482	$33,122	$29,892
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $262 and $388 for the three and
six months ended August 3, 2019 and $98 and ($24) for
the three and six months ended August 4, 2018, respectively	859	314	1,271	(78)
Comprehensive income	$12,725	$6,796	$34,393	$29,814

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 3, 2019	February 2, 2019

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$26,011	$24,603
Short-term investments	207,366	182,711
Restricted cash	2,137	606
Restricted short-term investments	1,718	3,196
Accounts receivable, net of allowance for doubtful accounts of
$889 and $842 at August 3, 2019 and February 2, 2019, respectively	27,479	28,137
Merchandise inventories	99,952	119,585
Prepaid expenses and other current assets	4,651	11,750
Total Current Assets	369,314	370,588
Property and equipment – net	89,567	94,304
Noncurrent deferred income taxes	10,821	11,209
Other assets	22,676	21,805
Right-of-Use assets – net	164,988	-
Total Assets	$657,366	$497,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$67,718	$84,282
Accrued expenses	44,452	45,658
Accrued bonus and benefits	10,360	11,146
Accrued income taxes	1,332	-
Current lease liability	55,747	-
Total Current Liabilities	179,609	141,086
Other noncurrent liabilities	22,822	39,984
Lease liability	120,317	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 23,002,629 shares and 22,838,149 shares
at August 3, 2019 and February 2, 2019, respectively	772	767
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,763,652 shares and 1,763,652 shares
at August 3, 2019 and February 2, 2019, respectively	59	59
Additional paid-in capital	108,057	105,580
Retained earnings	224,536	210,507
Accumulated other comprehensive income/(loss)	1,194	(77)
Total Stockholders' Equity	334,618	316,836
Total Liabilities and Stockholders' Equity	$657,366	$497,906

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 3, 2019	August 4, 2018

	(Dollars in thousands)

Operating Activities:
Net income	$33,122	$29,892
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	7,679	8,376
Provision for doubtful accounts	366	127
Purchase premium and premium amortization of investments	(168)	277
Share-based compensation	2,196	2,422
Loss on disposal of property and equipment	344	414
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	292	(6,844)
Merchandise inventories	19,633	17,065
Prepaid and other assets	22,909	11,453
Accrued income taxes	1,332	1,022
Accounts payable, accrued expenses and other liabilities	(42,524)	(7,749)
Net cash provided by operating activities	45,181	56,455

Investing Activities:
Expenditures for property and equipment	(2,217)	(1,879)
Purchase of short-term investments	(106,518)	(111,245)
Sales of short-term investments	85,364	43,328
Purchase of other assets	(74)	(107)
Sales of other assets	9	4
Net cash (used)/provided in investing activities	(23,436)	(69,899)

Financing Activities:
Dividends paid	(16,291)	(16,338)
Repurchase of common stock	(2,834)	(10,461)
Proceeds from employee stock purchase plan	319	284
Proceeds from stock options exercised	-	189
Net cash (used) in financing activities	(18,806)	(26,326)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	2,939	(39,770)

Cash, cash equivalents, and restricted cash at beginning of period	25,209	81,264
Cash, cash equivalents, and restricted cash at end of period	$28,148	$41,494

Non-cash activity:
Accrued other assets and property and equipment	$1,395	$507
Accrued treasury stock	-	949

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income	-	-	-	21,256	-	21,256
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $126	-	-	-	-	412	412
Dividends paid ($0.33 per share)	-	-	-	(8,118)	-	(8,118)
Class A common stock sold through employee stock purchase
plan — 20,676 shares	1	-	307	-	-	308
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
355,609 shares	11	-	624	10	-	645
Repurchase and retirement of treasury shares – 208,041 shares	(7)	-	-	(2,827)	-	(2,834)

Balance — May 4, 2019	$772	$59	$106,511	$220,828	$335	$328,505
Comprehensive income:
Net income	-	-	-	11,866	-	11,866
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $262	-	-	-	-	859	859
Dividends paid ($0.33 per share)	-	-	-	(8,173)	-	(8,173)
Class A common stock sold through employee stock purchase
plan — 5,402 shares	-	-	67	-	-	67
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(9,170) shares	-	-	1,479	15	-	1,494
Repurchase and retirement of treasury shares – -shares	-	-	-	-	-	-

Balance — August 3, 2019	$772	$59	$108,057	$224,536	$1,194	$334,618

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 3, 2018	$774	$58	$99,948	$225,894	$(321)	$326,353
Comprehensive income:
Net income	-	-	-	23,410	-	23,410
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($122)	-	-	-	-	(392)	(392)
Dividends paid ($0.33 per share)	-	-	-	(8,186)	-	(8,186)
Class A common stock sold through employee stock purchase
plan — 19,763 shares	-	-	267	-	-	267
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
342,341 shares	11	-	534	8	-	553
Repurchase and retirement of treasury shares – 52,904 shares	(2)	-	-	(758)	-	(760)

Balance — May 5, 2018	$783	$58	$100,749	$240,368	$(713)	$341,245
Comprehensive income:
Net income	-	-	-	6,482	-	6,482
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $98	-	-	-	-	314	314
Dividends paid ($0.33 per share)	-	-	-	(8,152)	-	(8,152)
Class A common stock sold through employee stock purchase
plan — 2,791 shares	1	-	70	-	-	71
Class B common stock sold through stock option plans —
8,051 shares	-	-	190	-	-	190
Class A common stock issued through restricted stock grant plans —
13,224 shares	-	-	1,797	18	-	1,815
Repurchase and retirement of treasury shares – 423,200 shares	(14)	-	-	(10,635)	-	(10,649)

Balance — August 4, 2018	$770	$58	$102,806	$228,081	$(399)	$331,316

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 3, 2019 and August 4, 2018 are unaudited. In the opinion of management, all adjustments considered necessary for a fair statement have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

On August 29, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share.

Recently Adopted Accounting Policies

In 2016, the FASB issued Accounting Standard Codification (“ASC”) 842 - Leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but does not change the manner in which expenses are recorded in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.

The Company utilized a comprehensive approach to assess the impact of this guidance on its financial statements and related disclosures, including the increase in the assets and liabilities on its balance sheet and the impact on its current lease portfolio from a lessee perspective. The Company completed its comprehensive review of its lease portfolio, which includes mostly store leases impacted by the new guidance. The Company reviewed its internal controls over leases and as a result the Company enhanced these controls; however, these changes are not considered material. In addition, the Company implemented a new software platform, and corresponding controls, for administering its leases and facilitating compliance with the new guidance.

The Company elected the transition package of practical expedients that is permitted by the standard. The package of practical expedients allows the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company did not elect the hindsight transition practical expedient allowed for by the new standard, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.

The Company adopted ASC 842 utilizing the modified retrospective approach as of February 3, 2019. The modified retrospective approach the Company selected provides a method of transition allowing recognition of existing leases as of the beginning of the period of adoption (i.e., February 3, 2019), and which does not require the adjustment of comparative periods. The adoption had a material impact on the Company’s financial statements, resulting in an increase of 40% to each of its total assets and total liabilities on its balance sheet, but had no impact to retained earnings as of the beginning of 2019. See Note 12 for further information.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

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

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(Dollars in thousands)
Numerator
Net earnings	$11,866	$6,482	$33,122	$29,892
(Earnings)/loss allocated to non-vested equity awards	(451)	(192)	(1,148)	(816)
Net earnings available to common stockholders	$11,415	$6,290	$31,974	$29,076

Denominator
Basic weighted average common shares outstanding	23,789,070	24,131,481	23,772,883	24,166,539
Diluted weighted average common shares outstanding	23,789,070	24,131,481	23,772,883	24,166,539

Net income per common share
Basic earnings per share	$0.48	$0.26	$1.34	$1.20
Diluted earnings per share	$0.48	$0.26	$1.34	$1.20

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 3, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 4, 2019	$335
Other comprehensive income before
reclassification	829

Amounts reclassified from accumulated
other comprehensive income (b)	30

Net current-period other comprehensive income	859

Ending Balance at August 3, 2019	$1,194

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $39 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $9.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 3, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2019	$(77)
Other comprehensive income before
reclassification	1,232

Amounts reclassified from accumulated
other comprehensive income (b)	39

Net current-period other comprehensive income	1,271

Ending Balance at August 3, 2019	$1,194

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $51 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $12.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 4, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 5, 2018	$(713)
Other comprehensive income before
reclassifications	260

Amounts reclassified from accumulated
other comprehensive income (b)	54

Net current-period other comprehensive income	314

Ending Balance at August 4, 2018	$(399)

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 4, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2018	$(321)
Other comprehensive income before
reclassifications	(131)

Amounts reclassified from accumulated
other comprehensive income (b)	53

Net current-period other comprehensive income	(78)

Ending Balance at August 4, 2018	$(399)

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 4 – FINANCING ARRANGEMENTS:

As of August 3, 2019, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below. On May 24, 2019, the Company extended its revolving credit agreement through May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 3, 2019. There were no borrowings outstanding under this credit facility during the periods ended August 3, 2019 or February 2, 2019. The weighted average interest rate under the credit facility was zero at August 3, 2019 due to no borrowings outstanding.

At August 3, 2019 and February 2, 2019, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of August 3, 2019, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 3, 2019	Retail	Credit	Total	August 3, 2019	Retail	Credit	Total

Revenues	$211,672	$909	$212,581	Revenues	$441,114	$1,819	$442,933
Depreciation	3,836	-	3,836	Depreciation	7,679	-	7,679
Interest and other income	(1,693)	-	(1,693)	Interest and other income	(2,829)	-	(2,829)
Income/(Loss) before income taxes	13,501	499	14,000	Income/(Loss) before income taxes	38,680	892	39,572
Capital expenditures	1,222	-	1,222	Capital expenditures	2,217	-	2,217

Three Months Ended				Six Months Ended
August 4, 2018	Retail	Credit	Total	August 4, 2018	Retail	Credit	Total

Revenues	$207,971	$946	$208,917	Revenues	$445,305	$1,912	$447,217
Depreciation	4,146	6	4,152	Depreciation	8,364	12	8,376
Interest and other income	(1,431)	-	(1,431)	Interest and other income	(2,185)	-	(2,185)
Income/(Loss) before income taxes	7,077	426	7,503	Income/(Loss) before income taxes	33,019	1,068	34,087
Capital expenditures	1,204	-	1,204	Capital expenditures	1,879	-	1,879

	Retail	Credit	Total

Total assets as of August 3, 2019	$610,282	$47,084	$657,366
Total assets as of February 2, 2019	454,143	43,763	497,906

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Payroll	$164	$195	$314	$392
Postage	117	128	241	251
Other expenses	129	191	372	189
Total expenses	$410	$514	$927	$832

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 6 – STOCK-BASED COMPENSATION:

As of August 3, 2019, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of August 3, 2019:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
August 3, 2019	-	4,167,712	4,167,712

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 3, 2019 and February 2, 2019, there was $14,622,000 and $11,989,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.2years and 2.2years, respectively. The total compensation expense during the three and six months ended August 3, 2019 was $1,495,000 and $2,140,000, respectively, compared to $1,821,000 and $2,367,000, respectively, for the three and six months ended August 4, 2018. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended August 3, 2019:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2019	771,851	$24.22
Granted	361,170	14.89
Vested	(129,108)	34.44
Forfeited or expired	(36,396)	19.77
Restricted stock awards at August 3, 2019	967,517	$19.54

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 3, 2019 and August 4, 2018, the Company sold 26,078 and 22,554 shares to employees at an average discount of $2.16 and $2.22 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $56,000 and $50,000 for the six months ended August 3, 2019 and August 4, 2018, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of August 3, 2019 and February 2, 2019:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 3, 2019	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$45,843	$-	$45,843	$-
Corporate Bonds	94,221	-	94,221	-
U.S. Treasury/Agencies Notes and Bonds	43,420	-	43,420	-
Cash Surrender Value of Life Insurance	10,111	-	-	10,111
Asset-backed Securities (ABS)	25,500	-	25,500	-
Corporate Equities	718	718	-	-
Certificates of Deposit	101	101	-	-
Total Assets	$219,914	$819	$208,984	$10,111

Liabilities:
Deferred Compensation	(10,182)	-	-	(10,182)
Total Liabilities	$(10,182)	$-	$-	$(10,182)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 3, 2019 and February 2, 2019. The state, municipal and corporate bonds have contractual maturities which range from 2 days to 17.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 28 days to 2.5 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at August 3, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.1 million. At February 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.1 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of August 3, 2019 and February 2, 2019 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 2, 2019	$9,093
Additions	706
Total gains or (losses)
Included in interest and other income (or changes in net assets)	312
Included in other comprehensive income	-
Ending Balance at August 3, 2019	$10,111

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 2, 2019	$(8,908)
Additions	(827)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(447)
Included in other comprehensive income	-
Ending Balance at August 3, 2019	$(10,182)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2018	$8,900
Additions	596
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(403)
Included in other comprehensive income	-
Ending Balance at February 2, 2019	$9,093

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2018	$(8,951)
Additions	(105)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	148
Included in other comprehensive income	-
Ending Balance at February 2, 2019	$(8,908)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

 In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. Topic 326 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first six months of 2019 of 16.3% compared to 12.3% for the first six months of 2018. The increase in the effective tax rate for the first six months was primarily due to more taxable interest income, more non-deductible IRS Section 162(m) compensation, and a release of reserves for uncertain tax positions due to state audit settlements in the first quarter of 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company is, from time to time, involved in routine litigation incidental to the conduct of its business, including litigation regarding the merchandise that it sells, litigation regarding intellectual property, litigation instituted by persons injured upon premises under its control, litigation with respect to various employment matters, including alleged discrimination and wage and hour litigation, and litigation with present or former employees.

Although such litigation is routine and incidental to the conduct of the Company’s business, as with any business of its size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. Based on information currently available, management does not believe that any reasonably possible losses arising from current pending litigation will have a material adverse effect on the Company’s condensed consolidated financial statements. However, given the inherent uncertainties involved in such matters, an adverse outcome in one or more such matters could materially and adversely affect the Company’s financial condition, results of operations and cash flows in any particular reporting period. The Company accrues for these matters when the liability is deemed probable and reasonably estimable.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

transaction are classified as Other revenue and the costs related to shipping product to customers (billed and accrued) are classified as Cost of goods sold.

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $,455000 and $,458000 for the six months ended August 3, 2019 and August 4, 2018, respectively, on sales purchased on the Company’s proprietary credit card of $.138 million and $.141 million for the six months ended August 3, 2019 and August 4, 2018, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	August 3, 2019	February 2, 2019

Proprietary Credit Card Receivables, net	$15,657	$15,980
Gift Card Liability	$5,427	$7,721

NOTE 12 – LEASES:

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for stores, offices and equipment. Its leases have remaining lease terms of one year to 10 years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. The Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, it uses its estimated incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of lease payments.

The components of lease cost are shown below (in thousands):

	Three Months Ended	Six Months Ended
	August 3, 2019	August 3, 2019

Operating lease cost (a)	$16,665	$26,397
Variable lease cost (b)	$508	$1,114
ASC 840 prepaid rent expense (c)	$37	$6,012

(a) Includes right-of-use asset amortization of ($1) million and ($3) million for the three months and six months end August 3, 2019, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

Six Months Ended
August 3, 2019

Cash paid for amounts included in the measurement of lease liabilities	$25,418
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$602

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of
August 3, 2019

Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	4.65%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2019 (a)	$29,342
2020	57,071
2021	42,659
2022	27,421
2023	19,096
Thereafter	18,024
Total lease payments	193,613
Less: Imputed interest	17,549
Present value of lease liabilities	$176,064

(a) Excluding the 6 months ended August 3, 2019.

As of February 2, 2019, the minimum rental commitments under non-cancelable operating leases are (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2019 AND AUGUST 4, 2018

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

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending February 1, 2020 (“fiscal 2019”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, interest rates, home values, consumer net worth and the availability of credit; changes in laws, regulations or governmental policies affecting our business, including tariffs; uncertainties regarding the impact of any governmental actions regarding, or responses to, the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; adverse weather or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 2, 2019 (“fiscal 2018”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.0	1.0	1.0
Total revenues	101.1	101.0	101.0	101.0
Cost of goods sold (exclusive of depreciation)	62.0	62.8	60.8	61.4
Selling, general and administrative (exclusive of depreciation)	31.4	33.3	30.1	30.4
Depreciation	1.8	2.0	1.8	1.9
Interest and other income	(0.8)	(0.7)	(0.6)	(0.5)
Income/(loss) before income taxes	6.7	3.6	9.0	7.7
Net income/(loss)	5.6	3.1	7.6	6.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Six Months ended August 3, 2019 with August 4, 2018

Total retail sales for the second quarter were $210.4 million compared to last year’s second quarter sales of $206.8 million, a 1.7% increase. The Company’s sales increase in the second quarter of fiscal 2019 is primarily due to a 4% increase in same-store sales partially offset by closed stores. For the six months ended August 3, 2019, total retail sales were $438.4 million compared to last year’s comparable six month sales of $442.9 million. Sales in the first six months of fiscal 2019 decreased slightly primarily due to closed stores, partially offset by a 1% increase in same-store sales. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 3% of sales for the six months ended August 3, 2019 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, gift card breakage and layaway fees), were $212.6 million and $442.9 million for the three and six months ended August 3, 2019, compared to $208.9 million and $447.2 million for the three and six months ended August 4, 2018, respectively. The Company operated 1,299 stores at August 3, 2019 compared to 1,350 stores at the end of last year’s second quarter. During the first six months of fiscal 2019, the Company closed 12 stores. In total, the Company currently expects to open up to 12 stores and close about 50 stores in fiscal 2019.

Credit revenue of $0.9 million represented 0.4% of total revenues in the second quarter of fiscal 2019, compared to 2018 credit revenue of $0.9 million or 0.5% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.4 million in the second quarter of fiscal 2019, compared to last year’s second quarter expense of $0.5 million.

Other revenue in total, as included in total revenues, was $2.2 million and $4.5 million for the three and six months ended August 3, 2019, compared to $2.1 million and $4.3 million for the prior year’s comparable three and six month periods. The overall increase in the three and six months ended August 3, 2019 is primarily due to increases in e-commerce shipping revenues.

Cost of goods sold was $130.4 million, or 62.0% of retail sales and $266.5 million, or 60.8% of retail sales for the three and six months ended August 3, 2019, compared to $129.8 million, or 62.8% of retail sales and $272.1 million, or 61.4% of retail sales for the comparable three and six month periods of fiscal 2018. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2019 resulted primarily from less markdowns. In addition, occupancy costs as a percent of retail sales decreased. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 3.9% to $80.0 million for the second quarter of fiscal 2019 and increased by 0.7% to $172.0 million for the first six months of fiscal 2019 compared to $77.0 million and $170.8 million for the prior year’s comparable three and six months of fiscal 2018. Gross margin as presented may not be comparable to those of other entities.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $66.1 million, or 31.4% of retail sales and $132.1 million, or 30.1% of retail sales for the second quarter and first six months of fiscal 2019, respectively, compared to $68.9 million, or 33.3% of retail sales and $134.9 million, or 30.4% of retail sales for the prior year’s comparable three and six month periods. The decrease in SG&A expense for the second quarter and the first six months of fiscal 2019 was primarily attributable to lower insurance cost, partially offset by higher incentive compensation.

Depreciation expense was $3.8 million, or 1.8% of retail sales and $7.7 million, or 1.8% of retail sales for the second quarter and first six months of fiscal 2019, respectively, compared to $4.2 million, or 2.0% of retail sales and $8.4 million or 1.9% of retail sales for the comparable three and six month periods of fiscal 2018, respectively.

Interest and other income was $1.7 million, or 0.8% of retail sales and $2.8 million, or 0.6% of retail sales for the three and six months ended August 3, 2019, respectively, compared to $1.4 million, or 0.7% of retail sales and $2.2 million, or 0.5% of retail sales for the comparable three and six month periods of fiscal 2018, respectively. The increase for the first six months of fiscal 2019 compared to 2018 is primarily attributable to an increase in short-term investments.

Income tax expense was $2.1 million and $6.5 million for the second quarter and first six months of fiscal 2019, respectively, compared to income tax expense of $1.0 million and $4.2 million for the comparable three and six month periods of fiscal 2018, respectively. For the first six months of 2019, the Company’s effective tax rate was 16.3%. The increase in the 2019 tax rate was primarily due to higher pre-tax earnings, more taxable income, more non-deductible IRS Section 162(m) compensation and an increase in state income taxes due to less credits in 2019 and a release of reserves for uncertain tax positions due to state audit settlements in the first quarter of 2018.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first six months of fiscal 2019 was $45.2 million as compared to $56.5 million in the first six months of fiscal 2018. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases. In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 3, 2019 and February 2, 2019.

Cash provided by operating activities for the first six months of fiscal 2019 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease of $11.3 million for the first six months of fiscal 2019 as compared to the first six months of fiscal 2018 was primarily due to a decrease in accounts payable and accrued expenses, partially offset by a decrease in inventory and accounts receivable and an increase in net income.

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

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At August 3, 2019, the Company had working capital of $189.7 million compared to $229.5 million at February 2, 2019.

At August 3, 2019 and February 2, 2019, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below. The revolving credit agreement is committed until May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 3, 2019. There were no borrowings outstanding under the credit facility as of August 3, 2019 and February 2, 2019.

At August 3, 2019 and February 2, 2019, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $2.2 million in the first six months of fiscal 2019, compared to $1.9 million in last fiscal year’s first six months. The expenditures for the first six months of fiscal 2019 were primarily for additional investments in home office, distribution center, cars and information technology. For the full fiscal 2019 year, the Company expects to invest approximately $13.0 million for capital expenditures.

Net cash used by investing activities totaled $23.4 million in the first six months of fiscal 2019 compared to net cash used of $69.9 million by investing activities in the comparable period of 2018. The decrease in net cash used in 2019 is primarily attributable to the decrease in net purchases of short-term investments.

Net cash used in financing activities totaled $18.8 million in the first six months of fiscal 2019 compared to $26.3 million used in the comparable period of fiscal 2018. The decrease was primarily due to lower share repurchase amounts.

As of August 3, 2019, the Company had 1,810,961 shares remaining in open authorizations under its share repurchase program.

On August 29, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 3, 2019 and February 2, 2019. The state, municipal and corporate bonds have contractual maturities which range from 2 days to 17.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 28 days to 2.5 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at August 3, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.1 million. At February 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.1 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 3, 2019. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 3, 2019, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended August 3, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2019	-	$-	-
June 2019	-	-	-
July 2019	-	-	-
Total	-	$-	-	1,810,961

(1)Prices include trading costs.

(2)As of May 4, 2019, the Company’s share repurchase program had 1,810,961 shares remaining in open authorizations. During the second quarter ending August 3, 2019, the Company did not repurchase or retire any shares under this program. As of the second quarter ended August 3, 2019, the Company had 1,810,961 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2019, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended August 3, 2019 and August 4, 2018; (ii) Condensed Consolidated Balance Sheets at August 3, 2019 and February 2, 2019; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 3, 2019 and August 4, 2018; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended August 3, 2019 and August 4, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

* Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

August 30, 2019	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 30, 2019	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer