Form 10-Q
period 2019-11-02
CATO CORP
filed 2019-11-26
CIK 18255

34

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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

As of November 2, 2019, there were 22,873,215 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended November 2, 2019

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income and Comprehensive Income		3
For the Three Months and Nine Months Ended November 2, 2019 and November 3, 2018

Condensed Consolidated Balance Sheets		4
At November 2, 2019 and February 2, 2019

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended November 2, 2019 and November 3, 2018

Condensed Consolidated Statements of Stockholders’ Equity		6 - 7
For the Nine Months Ended November 2, 2019 and November 3, 2018

Notes to Condensed Consolidated Financial Statements		8 – 23
For the Three Months and Nine Months Ended November 2, 2019 and November 3, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 – 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$189,357	$187,892	$627,780	$630,765
Other revenue (principally finance charges, late fees and
layaway charges)	2,166	2,120	6,676	6,464
Total revenues	191,523	190,012	634,456	637,229

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	118,624	123,014	385,079	395,102
Selling, general and administrative (exclusive of depreciation
shown below)	64,681	61,765	196,737	196,616
Depreciation	3,844	4,094	11,523	12,470
Interest and other income	(1,662)	(1,374)	(4,491)	(3,559)
Cost and expenses, net	185,487	187,499	588,848	600,629

Income before income taxes	6,036	2,513	45,608	36,600

Income tax expense	51	(1,287)	6,501	2,907

Net income	$5,985	$3,800	$39,107	$33,693

Basic earnings per share	$0.24	$0.16	$1.59	$1.36

Diluted earnings per share	$0.24	$0.16	$1.59	$1.36

Comprehensive income:
Net income	$5,985	$3,800	$39,107	$33,693
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($8) and $380 for the three and
nine months ended November 2, 2019 and ($117) and ($141) for
the three and nine months ended November 3, 2018, respectively	(25)	(373)	1,246	(451)
Comprehensive income	$5,960	$3,427	$40,353	$33,242

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 2, 2019	February 2, 2019

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$21,222	$24,603
Short-term investments	203,309	182,711
Restricted cash	2,149	606
Restricted short-term investments	1,731	3,196
Accounts receivable, net of allowance for doubtful accounts of
$900 and $842 at November 2, 2019 and February 2, 2019, respectively	27,479	28,137
Merchandise inventories	114,049	119,585
Prepaid expenses and other current assets	4,301	11,750
Total Current Assets	374,240	370,588
Property and equipment – net	88,384	94,304
Noncurrent deferred income taxes	10,829	11,209
Other assets	23,475	21,805
Right-of-Use assets – net	154,235	-
Total Assets	$651,163	$497,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,094	$84,282
Accrued expenses	47,488	45,658
Accrued bonus and benefits	15,079	11,146
Accrued income taxes	1,568	-
Current lease liability	53,536	-
Total Current Liabilities	186,765	141,086
Other noncurrent liabilities	21,741	39,984
Lease liability	110,948	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; issued 22,873,215 shares and 22,838,149 shares
at November 2, 2019 and February 2, 2019, respectively	768	767
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; issued 1,763,652 shares and 1,763,652 shares
at November 2, 2019 and February 2, 2019, respectively	59	59
Additional paid-in capital	109,543	105,580
Retained earnings	220,170	210,507
Accumulated other comprehensive income/(loss)	1,169	(77)
Total Stockholders' Equity	331,709	316,836
Total Liabilities and Stockholders' Equity	$651,163	$497,906

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 2, 2019	November 3, 2018

	(Dollars in thousands)

Operating Activities:
Net income	$39,107	$33,693
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	11,523	12,470
Provision for doubtful accounts	539	301
Purchase premium and premium amortization of investments	(380)	420
Share-based compensation	3,450	3,697
Deferred income taxes	-	1,556
Loss on disposal of property and equipment	555	530
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	119	(9,288)
Merchandise inventories	5,536	8,489
Prepaid and other assets	37,447	11,115
Accrued income taxes	1,568	99
Accounts payable, accrued expenses and other liabilities	(50,158)	(8,855)
Net cash provided by operating activities	49,306	54,227

Investing Activities:
Expenditures for property and equipment	(4,946)	(3,224)
Purchase of short-term investments	(177,807)	(122,819)
Sales of short-term investments	160,858	58,113
Purchase of other assets	(332)	(143)
Sales of other assets	13	4
Net cash (used)/provided in investing activities	(22,214)	(68,069)

Financing Activities:
Dividends paid	(24,461)	(24,455)
Repurchase of common stock	(5,032)	(13,344)
Proceeds from employee stock purchase plan	563	518
Proceeds from stock options exercised	-	189
Net cash (used) in financing activities	(28,930)	(37,092)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(1,838)	(50,934)

Cash, cash equivalents, and restricted cash at beginning of period	25,209	81,264
Cash, cash equivalents, and restricted cash at end of period	$23,371	$30,330

Non-cash activity:
Accrued other assets and property and equipment	$1,538	$360

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income	-	-	-	21,256	-	21,256
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $126	-	-	-	-	412	412
Dividends paid ($0.33 per share)	-	-	-	(8,118)	-	(8,118)
Class A common stock sold through employee stock purchase
plan — 20,676 shares	1	-	307	-	-	308
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
355,609 shares	11	-	624	10	-	645
Repurchase and retirement of treasury shares – 208,041 shares	(7)	-	-	(2,827)	-	(2,834)

Balance — May 4, 2019	$772	$59	$106,511	$220,828	$335	$328,505
Comprehensive income:
Net income	-	-	-	11,866	-	11,866
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $262	-	-	-	-	859	859
Dividends paid ($0.33 per share)	-	-	-	(8,173)	-	(8,173)
Class A common stock sold through employee stock purchase
plan — 5,402 shares	-	-	67	-	-	67
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(9,170) shares	-	-	1,479	15	-	1,494
Repurchase and retirement of treasury shares – -shares	-	-	-	-	-	-

Balance — August 3, 2019	$772	$59	$108,057	$224,536	$1,194	$334,618
Comprehensive income:
Net income	-	-	-	5,985	-	5,985
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $8	-	-	-	-	(25)	(25)
Dividends paid ($0.33 per share)	-	-	-	(8,170)	-	(8,170)
Class A common stock sold through employee stock purchase
plan — 18,252 shares	-	-	287	-	-	287
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(18,327) shares	-	-	1,199	13	-	1,212
Repurchase and retirement of treasury shares – 129,339 shares	(4)	-	-	(2,194)	-	(2,198)

Balance — November 2, 2019	$768	$59	$109,543	$220,170	$1,169	$331,709

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 3, 2018	$774	$58	$99,948	$225,894	$(321)	$326,353
Comprehensive income:
Net income	-	-	-	23,410	-	23,410
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($122)	-	-	-	-	(392)	(392)
Dividends paid ($0.33 per share)	-	-	-	(8,186)	-	(8,186)
Class A common stock sold through employee stock purchase
plan — 19,763 shares	-	-	267	-	-	267
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
342,341 shares	11	-	534	8	-	553
Repurchase and retirement of treasury shares – 52,904 shares	(2)	-	-	(758)	-	(760)

Balance — May 5, 2018	$783	$58	$100,749	$240,368	$(713)	$341,245
Comprehensive income:
Net income	-	-	-	6,483	-	6,483
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $98	-	-	-	-	314	314
Dividends paid ($0.33 per share)	-	-	-	(8,152)	-	(8,152)
Class A common stock sold through employee stock purchase
plan — 2,791 shares	1	-	70	-	-	71
Class B common stock sold through stock option plans —
8,051 shares	-	-	190	-	-	190
Class A common stock issued through restricted stock grant plans —
13,224 shares	-	-	1,797	18	-	1,815
Repurchase and retirement of treasury shares – 423,200 shares	(14)	-	-	(10,635)	-	(10,649)

Balance — August 4, 2018	$770	$58	$102,806	$228,082	$(399)	$331,317
Comprehensive income:
Net income	-	-	-	3,800	-	3,800
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $117	-	-	-	-	(373)	(373)
Dividends paid ($0.33 per share)	-	-	-	(8,117)	-	(8,117)
Class A common stock sold through employee stock purchase
plan — 17,923 shares	-	-	275	-	-	275
Class B common stock sold through stock option plans —
- shares	-	1	-	-	-	1
Class A common stock issued through restricted stock grant plans —
System.Object[] shares	-	-	1,219	13	-	1,232
Repurchase and retirement of treasury shares – 117,300 shares	(3)	-	-	(1,932)	-	(1,935)

Balance — November 3, 2018	$767	$59	$104,300	$221,846	$(772)	$326,200

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended November 2, 2019 and November 3, 2018 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

On November 21, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share.

Recently Adopted Accounting Policies

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 842 - Leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but does not change the manner in which expenses are recorded in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

liabilities on its balance sheet, but had no impact to retained earnings as of the beginning of 2019. See Note 12 for further information.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

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

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(Dollars in thousands)
Numerator
Net earnings	$5,985	$3,800	$39,107	$33,693
(Earnings)/loss allocated to non-vested equity awards	(220)	(107)	(1,390)	(951)
Net earnings available to common stockholders	$5,765	$3,693	$37,717	$32,742

Denominator
Basic weighted average common shares outstanding	23,749,048	23,820,477	23,764,938	24,051,185
Diluted weighted average common shares outstanding	23,749,048	23,820,477	23,764,938	24,051,185

Net income per common share
Basic earnings per share	$0.24	$0.16	$1.59	$1.36
Diluted earnings per share	$0.24	$0.16	$1.59	$1.36

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended November 2, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 3, 2019	$1,194
Other comprehensive income before
reclassification	(165)

Amounts reclassified from accumulated
other comprehensive income (b)	140

Net current-period other comprehensive income	(25)

Ending Balance at November 2, 2019	$1,169

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $183 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $43.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended November 2, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2019	$(77)
Other comprehensive income before
reclassification	1,067

Amounts reclassified from accumulated
other comprehensive income (b)	179

Net current-period other comprehensive income	1,246

Ending Balance at November 2, 2019	$1,169

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $234 impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $55.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended November 3, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 4, 2018	$(399)
Other comprehensive income before
reclassifications	(373)

Amounts reclassified from accumulated
other comprehensive income (b)	-

Net current-period other comprehensive income	(373)

Ending Balance at November 3, 2018	$(772)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $ -impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $ -.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended November 3, 2018:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2018	$(321)
Other comprehensive income before
reclassifications	(504)

Amounts reclassified from accumulated
other comprehensive income (b)	53

Net current-period other comprehensive income	(451)

Ending Balance at November 3, 2018	$(772)

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 4 – FINANCING ARRANGEMENTS:

As of November 2, 2019, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below. On May 24, 2019, the Company extended its revolving credit agreement through May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 2, 2019. There were no borrowings outstanding under this credit facility during the periods ended November 2, 2019 or February 2, 2019. The weighted average interest rate under the credit facility was zero at November 2, 2019 due to no borrowings outstanding.

At November 2, 2019 and February 2, 2019, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company’s retail operating segments have similar economic characteristics and similar operating, financial and competitive risks. They are similar in nature of product, as they all offer women’s apparel, shoes and accessories. Merchandise inventory for the Company’s retail operating segments is sourced from the same countries and some of the same vendors, using similar production processes. Merchandise for the Company’s operating segments is distributed to retail stores in a similar manner through the Company’s single distribution center and is subsequently distributed to customers in a similar manner.

The Company operates its women’s fashion specialty retail stores in 31 states as of November 2, 2019, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
November 2, 2019	Retail	Credit	Total	November 2, 2019	Retail	Credit	Total

Revenues	$190,637	$886	$191,523	Revenues	$631,751	$2,705	$634,456
Depreciation	3,843	1	3,844	Depreciation	11,522	1	11,523
Interest and other income	(1,662)	-	(1,662)	Interest and other income	(4,491)	-	(4,491)
Income/(Loss) before income taxes	5,571	465	6,036	Income/(Loss) before income taxes	44,251	1,357	45,608
Capital expenditures	2,729	-	2,729	Capital expenditures	4,946	-	4,946

Three Months Ended				Nine Months Ended
November 3, 2018	Retail	Credit	Total	November 3, 2018	Retail	Credit	Total

Revenues	$189,055	$957	$190,012	Revenues	$634,360	$2,869	$637,229
Depreciation	4,088	6	4,094	Depreciation	12,452	18	12,470
Interest and other income	(1,374)	-	(1,374)	Interest and other income	(3,559)	-	(3,559)
Income/(Loss) before income taxes	2,140	373	2,513	Income/(Loss) before income taxes	35,159	1,441	36,600
Capital expenditures	1,345	-	1,345	Capital expenditures	3,224	-	3,224

	Retail	Credit	Total

Total assets as of November 2, 2019	$603,488	$47,675	$651,163
Total assets as of February 2, 2019	454,143	43,763	497,906

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Payroll	$164	$179	$478	$571
Postage	110	128	351	379
Other expenses	146	271	518	460
Total expenses	$420	$578	$1,347	$1,410

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 6 – STOCK-BASED COMPENSATION:

As of November 2, 2019, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of November 2, 2019:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
November 2, 2019	-	4,186,039	4,186,039

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of November 2, 2019 and February 2, 2019, there was $13,261,000 and $11,989,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.4years and 2.2years, respectively. The total compensation expense during the three and nine months ended November 2, 2019 was $1,211,000 and $3,351,000, respectively, compared to $1,233,000 and $3,601,000, respectively, for the three and nine months ended November 3, 2018. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended November 2, 2019:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 2, 2019	771,851	$24.22
Granted	361,170	14.89
Vested	(129,108)	34.44
Forfeited or expired	(54,723)	19.64
Restricted stock awards at November 2, 2019	949,190	$19.54

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended November 2, 2019 and November 3, 2018, the Company sold 44,330 and 40,477 shares to employees at an average discount of $2.24 and $2.26 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $99,000 and $91,000 for the nine months ended November 2, 2019 and November 3, 2018, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of November 2, 2019 and February 2, 2019:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	November 2, 2019	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$45,469	$-	$45,469	$-
Corporate Bonds	88,992	-	88,992	-
U.S. Treasury/Agencies Notes and Bonds	36,235	-	36,235	-
Cash Surrender Value of Life Insurance	10,300	-	-	10,300
Asset-backed Securities (ABS)	34,244	-	34,244	-
Corporate Equities	737	737	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$216,077	$837	$204,940	$10,300

Liabilities:
Deferred Compensation	(10,246)	-	-	(10,246)
Total Liabilities	$(10,246)	$-	$-	$(10,246)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at November 2, 2019 and February 2, 2019. The state, municipal and corporate bonds have contractual maturities which range from one month to 6.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 13 days to 3.0 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at November 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.3 million. At February 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.1 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

Deferred compensation plan assets consist of life insurance policies. These life insurance policies are valued based on the cash surrender value of the insurance contract, which is determined based on such factors as the

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

fair value of the underlying assets and discounted cash flow and are therefore classified within Level 3 of the valuation hierarchy. The Level 3 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance funds’ net asset values, as recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. These funds are designed to mirror mutual funds and money market funds that are observable and actively traded.

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of November 2, 2019 and February 2, 2019 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 2, 2019	$9,093
Additions	706
Total gains or (losses)
Included in interest and other income (or changes in net assets)	501
Included in other comprehensive income	-
Ending Balance at November 2, 2019	$10,300

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 2, 2019	$(8,908)
Additions	(645)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(693)
Included in other comprehensive income	-
Ending Balance at November 2, 2019	$(10,246)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

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

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first nine months of 2019 of 14.3% compared to 7.9% for the first nine months of 2018. The increase in the effective tax rate for the first nine months was primarily due to higher pre-tax earnings, more taxable interest income, more non-deductible IRS Section 162(m) compensation, and a release of reserves for uncertain tax positions due to state audit settlements in the first quarter of 2018.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

proprietary credit card. Amounts related to shipping and handling billed to customers in a sales transaction are classified as Other revenue and the costs related to shipping product to customers (billed and accrued) are classified as Cost of goods sold.

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $,670000 and $,681000 for the nine months ended November 2, 2019 and November 3, 2018, respectively, on sales purchased on the Company’s proprietary credit card of $20.3 million and $20.8 million for the nine months ended November 2, 2019 and November 3, 2018, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	November 2, 2019	February 2, 2019

Proprietary Credit Card Receivables, net	$15,384	$15,980
Gift Card Liability	$5,092	$7,721

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

The components of lease cost are shown below (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

	Three Months Ended	Nine Months Ended
	November 2, 2019	November 2, 2019

Operating lease cost (a)	$16,677	$43,074
Variable lease cost (b)	$466	$1,580
ASC 840 prepaid rent expense (c)	$39	$6,051

(a) Includes contra right-of-use asset amortization of ($1.0) million and ($3.9) million for the three months and nine months ended November 2, 2019, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

Nine Months Ended
November 2, 2019

Cash paid for amounts included in the measurement of lease liabilities	$40,921
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$3,360

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of
November 2, 2019

Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	4.64%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2019 (a)	$11,861
2020	57,694
2021	43,258
2022	27,959
2023	19,634
Thereafter	20,504
Total lease payments	180,910
Less: Imputed interest	16,426
Present value of lease liabilities	$164,484

(a) Excluding the nine months ended November 2, 2019.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.1	1.1	1.0
Total revenues	101.1	101.1	101.1	101.0
Cost of goods sold (exclusive of depreciation)	62.6	65.5	61.3	62.6
Selling, general and administrative (exclusive of depreciation)	34.2	32.9	31.3	31.2
Depreciation	2.0	2.2	1.8	2.0
Interest and other income	(0.9)	(0.7)	(0.7)	(0.6)
Income before income taxes	3.2	1.3	7.3	5.8
Net income	3.2	2.0	6.2	5.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Comparison of the Three and Nine Months ended November 2, 2019 with November 3, 2018

Total retail sales for the third quarter were $189.4 million compared to last year’s third quarter sales of $187.9 million, a 0.8% increase. The Company’s sales increase in the third quarter of fiscal 2019 is primarily due to a 4% increase in same-store sales partially offset by closed stores. For the nine months ended November 2, 2019, total retail sales were $627.8 million compared to last year’s comparable nine month sales of $630.8 million. Sales in the first nine months of fiscal 2019 decreased slightly primarily due to closed stores, partially offset by a 2% increase in same-store sales. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 3% of sales for the nine months ended November 2, 2019 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, gift card breakage and layaway fees), were $191.5 million and $634.5 million for the three and nine months ended November 2, 2019, respectively, compared to $190.0 million and $637.2 million for the three and nine months ended November 3, 2018, respectively. The Company operated 1,298 stores at November 2, 2019 compared to 1,350 stores at the end of last year’s third quarter. During the first nine months of fiscal 2019, the Company closed 13 stores. In total, the Company currently expects to open up to five stores and close about 38 stores in fiscal 2019.

Credit revenue of $0.9 million represented 0.5% of total revenues in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018 credit revenue of $1.0 million or 0.5% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.4 million in the third quarter of fiscal 2019, compared to last year’s third quarter expense of $0.6 million.

Other revenue in total, as included in total revenues, was $2.2 million and $6.7 million for the three and nine months ended November 2, 2019, respectively, compared to $2.1 million and $6.5 million for the prior year’s comparable three and nine month periods. The overall increase in the three and nine months ended November 2, 2019 is primarily due to increases in e-commerce shipping revenues.

Cost of goods sold was $118.6 million, or 62.6% of retail sales and $385.1 million, or 61.3% of retail sales for the three and nine months ended November 2, 2019, respectively, compared to $123.0 million, or 65.5% of retail sales and $395.1 million, or 62.6% of retail sales for the comparable three and nine month periods of fiscal 2018. The overall decrease in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2019 resulted primarily from higher penetration of regular price sales. In addition, occupancy costs as a percent of retail sales decreased. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 8.9% to $70.7 million for the third quarter of fiscal 2019 and increased by 3.0% to $242.7 million for the first nine months of fiscal 2019 compared to $64.9 million and

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$235.7 million for the comparable three and nine months of fiscal 2018. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $64.7 million, or 34.2% of retail sales and $196.7 million, or 31.3% of retail sales for the third quarter and first nine months of fiscal 2019, respectively, compared to $61.8 million, or 32.9% of retail sales and $196.6 million, or 31.2% of retail sales for the prior year’s comparable three and nine month periods. The increase in SG&A expense for the third quarter of fiscal 2019 was primarily attributable to higher incentive compensation in 2019 and favorable litigation settlements in the prior year. The slight increase in SG&A expense for the first nine months of fiscal 2019 was primarily attributable to higher incentive compensation partially offset by lower insurance cost.

Depreciation expense was $3.8 million, or 2.0% of retail sales and $11.5 million, or 1.8% of retail sales for the third quarter and first nine months of fiscal 2019, respectively, compared to $4.1 million, or 2.2% of retail sales and $12.5 million or 2.0% of retail sales for the comparable three and nine month periods of fiscal 2018, respectively.

Interest and other income was $1.7 million, or 0.9% of retail sales and $4.5 million, or 0.7% of retail sales for the three and nine months ended November 2, 2019, respectively, compared to $1.4 million, or 0.7% of retail sales and $3.6 million, or 0.6% of retail sales for the comparable three and nine month periods of fiscal 2018, respectively. The increase for the first nine months of fiscal 2019 compared to 2018 is primarily attributable to an increase in short-term investments.

Income tax expense was $0.1 million and $6.5 million for the third quarter and first nine months of fiscal 2019, respectively, compared to an income tax benefit of $1.3 million and income tax expense of $2.9 million for the comparable three and nine month periods of fiscal 2018, respectively. For the first nine months of 2019, the Company’s effective tax rate was 14.3%. The increase in the 2019 tax rate was primarily due to higher pre-tax earnings, more taxable interest income, more non-deductible IRS Section 162(m) compensation, an increase in state income taxes due to less credits in 2019 and a release of reserves for uncertain tax positions due to state audit settlements in the first quarter of 2018.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during the first nine months of fiscal 2019 was $49.3 million as compared to $54.2 million in the first nine months of fiscal 2018. These amounts enable the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and share repurchases. In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at November 2, 2019 and February 2, 2019.

Cash provided by operating activities for the first nine months of fiscal 2019 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease in cash provided by operating activities of $4.9 million for the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 was primarily due to a decrease in accounts payable and accrued expenses and an increase in inventory and other assets, partially offset by a decrease in prepaid assets and accounts receivable and an increase in net income.

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

At November 2, 2019, the Company had working capital of $187.5 million compared to $229.5 million at February 2, 2019.

At November 2, 2019 and February 2, 2019, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below. The revolving credit agreement is committed until May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of November 2, 2019. There were no borrowings outstanding under the credit facility as of November 2, 2019 and February 2, 2019.

At November 2, 2019 and February 2, 2019, the Company had no outstanding revocable letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $4.9 million in the first nine months of fiscal 2019, compared to $3.2 million in last fiscal year’s first nine months. The expenditures for the first nine months of fiscal 2019 were primarily for additional investments in home office, stores, distribution center, cars and information technology. For the full fiscal 2019 year, the Company expects to invest approximately $8.0 million for capital expenditures.

Net cash used in investing activities totaled $22.2 million in the first nine months of fiscal 2019 compared to net cash used of $68.1 million by investing activities in the comparable period of 2018. The decrease in net cash used in investing activities in 2019 is primarily attributable to the decrease in net purchases of short-term investments.

Net cash used in financing activities totaled $28.9 million in the first nine months of fiscal 2019 compared to $37.1 million used in the comparable period of fiscal 2018. The decrease in net cash used in financing activities was primarily due to lower share repurchase amounts.

As of November 2, 2019, the Company had 1,681,622 shares remaining in open authorizations under its share repurchase program.

On November 21, 2019, the Board of Directors maintained the quarterly dividend at $0.33 per share.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at November 2, 2019 and February 2, 2019. The state, municipal and corporate bonds have contractual maturities which range from one month to 6.0 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 13 days to 3.0 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at November 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.3 million. At February 2, 2019, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $9.1 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 2, 2019. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of November 2, 2019, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended November 2, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended November 2, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2019	-	$-	-
September 2019	121,326	16.99	121,326
October 2019	8,013	16.99	8,013
Total	129,339	$16.99	129,339	1,681,622

(1) Prices include trading costs.

(2) As of August 3, 2019, the Company’s share repurchase program had 1,810,961 shares remaining in open authorizations. During the third quarter ending November 2, 2019, the Company repurchased and retired 129,339 shares under this program for approximately $2,197,601 or an average market price of $16.99 per share. As of the third quarter ending November 2, 2019, the Company had 1,681,622 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2019, formatted in XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended November 2, 2019 and November 3, 2018; (ii) Condensed Consolidated Balance Sheets at November 2, 2019 and February 2, 2019; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2019 and November 3, 2018; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended November 2, 2019 and November 3, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

* Submitted electronically herewith.

THE CATO CORPORATION

PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

November 26, 2019	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 26, 2019	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer