Form 10-K
period 2020-02-01
CATO CORP
filed 2020-03-27
CIK 18255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020
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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☑Emerging Growth Company☐

Non-accelerated filer ☐ Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐No ☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of August 3, 2019, the last business day of the Company’s most recent second quarter, was $305,907,719 based on the last reported sale price per share on the New York Stock Exchange on that date.

As of February 1, 2020, there were 22,535,779 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2020 annual meeting of shareholders are incorporated by reference into the following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	4 – 9
Item 1A.	Risk Factors	9 – 18
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 3A.	Executive Officers of the Registrant	20
Item 4.	Mine Safety Disclosures	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21 – 23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 – 33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34 – 61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	62

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63

PART IV
Item 15.	Exhibits and Financial Statement Schedules	64 – 68
Item 16.	Form 10-K Summary ………………………………………………………………….	66

Forward-looking Information

The following information should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 30, 2020 (“fiscal 2020”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures, and new store development strategy; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, prevailing social, economic, political and public health conditions and uncertainties, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, interest rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business including tariffs; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; our ability to successfully implement our new store development strategy to increase new store openings and our ability of any such new stores to grow and perform as expected; adverse weather, public health threats (including the global coronavirus (COVID-19) outbreak) or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended February 1, 2020 (“fiscal 2019”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1. Business:

General

The Company, founded in 1946, operated 1,281 fashion specialty stores at February 1, 2020, in 31 states, principally in the southeastern United States, under the names “Cato,” “Cato Fashions,” “Cato Plus,” “It’s Fashion,” “It’s Fashion Metro” and “Versona.” The Cato concept seeks to offer quality fashion apparel and accessories at low prices every day, in junior/missy and plus sizes. The Cato concept’s stores and e-commerce websites feature a broad assortment of apparel and accessories, including dressy, career, and casual sportswear, dresses, coats, shoes, lingerie, costume jewelry and handbags. A major portion of the Cato concept’s merchandise is sold under its private label and is produced by various vendors in accordance with the concept’s specifications. The It’s Fashion and It’s Fashion Metro concepts offer fashion with a focus on the latest trendy styles for the entire family at low prices every day. The Versona concept’s stores and e-commerce website offer quality fashion apparel items, jewelry and accessories at exceptional values every day. The Company’s stores range in size from 2,100 to 19,000 square feet and are located primarily in strip shopping centers anchored by national discounters or market-dominant grocery stores. The Company emphasizes friendly customer service and coordinated merchandise presentations in an appealing store environment. The Company offers its own credit card and layaway plan. Credit and layaway sales under the Company’s plan represented 7% of retail sales in fiscal 2019. See Note 14 to the Consolidated Financial Statements, “Reportable Segment Information,” for a discussion of information regarding the Company’s two reportable segments: retail and credit.

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

Purchasing, Allocation and Distribution

Although the Company purchases merchandise from approximately 580 suppliers, most of its merchandise is purchased from approximately 100 primary vendors. In fiscal 2019, purchases from the Company’s largest vendor accounted for approximately 8% of the Company’s total purchases. The Company is not dependent on its largest vendor or any other vendor for merchandise purchases, and the loss of any single vendor or group of vendors would not have a material adverse effect on the Company’s operating results or financial condition. A substantial portion of the Company’s merchandise is sold under its private labels and is produced by various vendors in accordance with the Company’s strict specifications. The Company sources a majority of its merchandise directly from manufacturers overseas, primarily in Southeast Asia. These manufacturers have a dependence on materials that are primarily sourced from China. The Company purchases its remaining merchandise from domestic importers and vendors, which typically minimizes the time necessary to purchase and obtain shipments; however, these vendors are dependent on materials primarily sourced from China. The Company opened its own overseas sourcing operations in the fall of 2014, replacing the Company’s former sourcing agent in 2015. Although a significant portion of the Company’s merchandise is manufactured overseas, primarily in Southeast Asia, the Company does not expect that any economic, political, public health or social unrest in any one country would have a material adverse effect on the Company’s ability to obtain adequate supplies of merchandise. However, the Company can give no assurance that any changes or disruptions in its merchandise supply chain would not materially and adversely affect the Company. See “Risk Factors – Risks Relating To Our Business – Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations and risks that affect the prevailing social, economic, political, public health and other conditions in the areas from which we source merchandise; changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.”

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

Advertising

The Company uses television, in-store signage, graphics, a Company website, two e-commerce websites and social media as its primary advertising media. The Company’s total advertising expenditures were approximately 0.7% of retail sales for fiscal years 2019, 2018 and 2017.

Store Operations

The Company’s store operations management team consists of one director of stores, four territorial managers, 16 regional managers and 138 district managers. Regional managers receive a salary plus a bonus based on achieving targeted goals for sales, payroll and shrinkage control. District managers receive a salary plus a bonus based on achieving targeted objectives for district sales increases and shrinkage control. Stores are typically staffed with a manager, two assistant managers and additional part-time sales associates depending on the size of the store and seasonal personnel needs. In general, store managers are paid a salary or on an hourly basis as are all other store personnel. Store managers, assistant managers and sales associates are eligible for monthly and semi-annual bonuses based on achieving targeted goals for their store’s sales increases and shrinkage control.

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

The Company’s store development activities consist of opening new stores in new and existing markets, relocating selected existing stores to more desirable locations in the same market area and closing underperforming stores. The following table sets forth information with respect to the Company’s development activities since fiscal 2015:

Store Development

	Number of Stores
	Beginning of	Number	Number	Number of Stores
Fiscal Year	Year	Opened	Closed	End of Year

2015………………….……...………….	1,346	31	5	1,372
2016………………….……...………….	1,372	8	9	1,371
2017……………………….……...…….	1,371	6	26	1,351
2018…………....………….……...…….	1,351	-	40	1,311
2019………….………...….……...…….	1,311	5	35	1,281

The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales trends and profitability. The Company intends to continue this review process to identify underperforming stores.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for 3.3% of retail sales in fiscal 2019, 2018 and 2017. The Company’s net bad debt expense was 3.2%, 3.8% and 3.8% of credit sales in fiscal 2019, 2018 and 2017, respectively.

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

The Company defers recognition of layaway sales to the accounting period when the customer picks up and completely pays for layaway merchandise. Administrative fees are recognized in the period in which the layaway is initiated. Recognition of restocking fees occurs in the accounting period when the customer defaults on the layaway purchase. Layaway sales represented approximately 4.1%, 4.0% and 4.0% of retail sales in fiscal 2019, 2018 and 2017, respectively.

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

As of February 1, 2020, the Company’s position is that its overseas subsidiaries will not invest undistributed earnings indefinitely. Future unremitted earnings when distributed are expected to be either distributions of global intangible low-taxed income (“GILTI”)-previously taxed income or eligible for a 100% dividends received deduction. The withholding tax rate on any unremitted earnings is zero and state income taxes on such earnings are considered immaterial. Therefore, the Company has not provided deferred U.S. income taxes on approximately $3.5 million of earnings from non-U.S. subsidiaries.

Associates

As of February 1, 2020, the Company employed approximately 10,060 full-time and part-time associates. The Company also employs additional part-time associates during the peak retailing seasons. The Company is not a party to any collective bargaining agreements and considers its associate relations to be good.

Item 1A. Risk Factors:

An investment in our common stock involves numerous types of risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the disclosures under “Forward-looking Information” above in evaluating our Company and any potential investment in our common stock. If any of the following risks or uncertainties occur or persist, our business, financial condition and operating results could be materially and adversely affected, the trading price of our common stock could decline and you could lose all or a part of your investment in our common stock. The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operating results and financial condition.

Risks Relating To Our Business:

An outbreak of disease or similar public health threat, or fear of such an event, could have a material adverse impact on the Company's business, operating results and financial condition.

An outbreak of disease or similar public health threat (including the global coronavirus outbreak), or fear of such an event, could have a material adverse impact on the Company's business, financial condition and operating results. Potential financial impacts associated with the actual or feared occurrence of such an event include, but are not limited to, (i) lower net sales in markets affected by the actual or potential outbreak, whether due to reductions in store traffic and customer demand, labor shortages, or both, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and potential incremental costs associated with mitigating the effects of such an actual or potential event, including increased freight and logistics costs and other expenses.

The spread of COVID-19 has caused public health officials to recommend, and in some cases mandate, precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. We temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores for an expected period of two weeks beginning March 19, 2020. There is significant uncertainty around the duration, breadth and severity of these store closures and other business disruptions related to COVID-19, as well as its impact on the global and U.S. economy, consumer willingness to visit malls and shopping centers, and appropriate associate staffing levels for our stores once they re-open. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We are also unable to predict the outcome or effect of national, state or local legislation that attempts to address the economic effects of COVID-19 on our customers, suppliers or the Company.

We currently believe our first quarter results of operations will be negatively impacted by these developments. Given the many uncertainties and far reaching consequences of potential developments, we cannot assure that the COVID-19 outbreak and the many related impacts will not require extended or additional store closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition in the first quarter of fiscal 2020 and beyond.

Unusual weather, natural disasters, public health threats or similar events may adversely affect our sales or operations.

Extreme changes in weather, natural disasters, public health threats or similar events can influence customer trends and shopping habits. For example, heavy rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect our business. The occurrence or threat of extreme weather, natural disasters, power outages, terrorist acts, outbreaks of flu or other communicable diseases (such as the global coronavirus) or other catastrophic events could reduce customer traffic in our stores and likewise disrupt our ability to conduct operations, which could materially and adversely affect us.

Because we source a significant portion of our merchandise directly and indirectly from overseas, we are subject to risks associated with international operations and risks that affect the prevailing social, economic, political, public health and other conditions in the areas from which we source merchandise; changes, disruptions, cost changes or other problems affecting the Company’s merchandise supply chain could materially and adversely affect the Company’s business, results of operations and financial condition.

A significant amount of our merchandise is manufactured overseas, principally in East Asia. We directly import some of this merchandise and indirectly import the remaining merchandise from domestic vendors who acquire the merchandise from foreign sources. Further, our third-party vendors are dependent on materials primarily sourced from China. As a result, political unrest, labor disputes, terrorism, public health threats, including but not limited to communicable diseases (such as the global coronavirus), financial or other forms of instability or other events resulting in the disruption of trade from countries affecting our supply chain, increased security requirements for imported merchandise, or the imposition of, or changes in, laws, regulations or changes in duties, quotas, tariffs, taxes or governmental policies regarding these matters or other factors affecting the availability or cost of imports, could cause significant delays or interruptions in the supply of our merchandise or increase our costs. Our costs are also affected by currency fluctuations, and changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold. Any of these factors could have a material adverse effect on our business and results of operations. In addition, increased energy and transportation costs have caused us significant cost increases from time to time, and future adverse changes in these costs or the disruption of the means by which merchandise is transported to us could cause additional cost increases or interruptions of our supply chain which could be significant. Further, we are subject to increased costs or potential disruptions impacting any port or trade route through which our products move or we may be subject to increased costs and delays if forced to route freight through different ports than the ones through which our products typically move. If we are forced to source merchandise from other countries or other domestic vendors with foreign sources in different countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell.

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

Our sales are dependent in part on the location of our stores in shopping centers where we believe our consumers and potential consumers shop. In addition, our ability to grow our revenues has been substantially dependent on our ability to secure space for and open new stores in attractive locations. Shopping Centers where we currently operate existing stores or seek to open new stores may be adversely affected by, among other things, general economic downturns or those particularly affecting the commercial real estate industry, the closing of anchor stores, changes in tenant mix and changes in customer shopping preferences. To take advantage of consumer traffic and the shopping preferences of our consumers, we need to maintain and acquire stores in desirable locations where competition for suitable store locations is intense. A decline in customer popularity of the strip shopping centers where we generally locate our stores or in availability of space in desirable centers and locations, or an increase in the cost of such desired space, limiting our ability to open new stores, could adversely affect consumer traffic and reduce our sales and net earnings or increase our operating costs.

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

Comparable sales are expected to continue to fluctuate in the future. Factors affecting comparable sales include fashion trends, customer preferences, calendar and holiday shifts, competition, weather, actual or potential public health threats and economic conditions. In addition, merchandise must be ordered well in advance of the applicable selling season and before trends are confirmed by sales. If we are not able to accurately predict customers’ preferences for our fashion items, we may have too much inventory, which may cause excessive markdowns. If we are unable to accurately predict demand for our merchandise, we may end up with inventory shortages, resulting in missed sales. A decrease in comparable sales or our inability to effectively manage inventory may adversely affect our gross margin and results of operations.

Existing and increased competition in the women’s retail apparel industry may negatively impact our business, results of operations, financial condition and market share.

The women’s retail apparel industry is highly competitive. We compete primarily with discount stores, mass merchandisers, department stores, off-price retailers, specialty stores and internet-based retailers, many of which have substantially greater financial, marketing and other resources than we have. Many of our competitors offer frequent promotions and reduce their selling prices. In some cases, our competitors are expanding into markets in which we have a significant market presence. In addition, our competitors also compete for the same retail store space. As a result of this competition, we may experience pricing pressures, increased marketing expenditures, increased costs to open new stores, as well as loss of market share, which could materially and adversely affect our business, results of operations and financial condition.

The operation of our sourcing offices in Asia may present increased legal and operational risks.

In October 2014, we established our own sourcing offices in Asia. Our experience with legal and regulatory practices and requirements in Asia is limited. If our sourcing offices are unable to successfully oversee merchandise production to ensure that product is produced on time and within the Company’s specifications, our business, brand, reputation, costs, results of operations and financial condition could be materially and adversely affected. Further, the activities conducted by our sourcing offices outside the United States subject us to foreign operational risks, as well as U.S. and international regulations and compliance risks, as discussed elsewhere in this “Risk Factors” section, in particular below under “Our business operations subject us to legal compliance and litigation risks, as well as regulations and regulatory enforcement priorities, which could result in increased costs or liabilities, divert our management’s attention or otherwise adversely affect our business, results of operations and financial condition.”

Any actual or perceived deterioration in the conditions that drive consumer confidence and spending may materially and adversely affect consumer demand for our apparel and accessories and our results of operations.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing social, economic, political and public health conditions and uncertainties (such as matters under debate in the U.S. from time to time regarding budgetary, spending and tax policies, the potential outcome of 2020 political elections in the U.S. and the impact of the global coronavirus outbreak), levels of employment, fuel, energy and food costs, salaries and wage rates and other sources of income, tax rates, home values, consumer net worth, the availability of consumer credit, consumer confidence and consumer perceptions of adverse changes in or trends affecting any of these conditions. Any perception that these conditions may be worsening or continuing to trend negatively may significantly weaken many of these drivers of consumer spending habits. Adverse perceptions of these conditions or uncertainties regarding them also generally cause consumers to defer purchases of discretionary items, such as our merchandise, or to purchase cheaper alternatives to our merchandise, all of which may also adversely affect our net sales and results of operations. In addition, numerous events, whether or not related to actual economic conditions, such as downturns in the stock markets, acts of war or terrorism, political unrest or natural disasters, outbreaks of disease or similar events, may also dampen consumer confidence, and accordingly, lead to reduced consumer spending. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on our existing information technology systems for merchandise operations, including merchandise planning, replenishment, pricing, ordering, markdowns and product life cycle management. In addition to merchandise operations, we utilize our information technology systems for our distribution processes, as well as our financial systems, including accounts payable, general ledger, accounts receivable, sales, banking, inventory and fixed assets. Despite the precautions we take, our information systems may be vulnerable to disruption or failure from numerous events, including but not limited to, natural disasters, severe weather conditions, power outages, technical malfunctions, cyber-attacks, acts of war or terrorism, similar catastrophic events or other causes beyond our control or that we fail to anticipate. Any disruption or failure in the operation of our information technology systems, our failure to continue to upgrade or improve such systems, or the cost associated with maintaining, repairing or improving these systems, could adversely affect our business, results of operations and financial condition. Modifications and/or upgrades to our current information technology systems may also disrupt our operations.

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

For example, changes to lease accounting standards effective for the Company beginning in fiscal 2019 required the Company to capitalize operating leases in its financial statements. These changes required us to record a significant amount of lease-related assets and liabilities on our balance sheet, resulting in an increase of 40% to each of our total assets and total liabilities on our balance sheet, and required us to make other changes to the recording and classification of lease-related expenses on our statements of income and cash flows. These changes could lead to the perception by investors that we are highly leveraged and also change the calculation of numerous financial metrics and measures of our performance and financial condition. These and future changes to accounting rules or regulations may adversely affect our reported results of operations and financial position or perceptions of our performance and financial condition.

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

We accept payments using a variety of methods, including third-party credit cards, our own branded credit cards, debit cards, gift cards and physical bank checks. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in increased costs and reduce the ease of use of certain payment methods), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In each case, it could disrupt our business if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees. In addition, we may lose our ability to accept credit and debit card payments from our customers and process electronic funds transfers or facilitate other types of payments, and our business and operating results could be adversely affected.

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

Our short-term investments and cash equivalents are primarily comprised of investments in federal, state, municipal and corporate debt securities. The value of those securities may be impacted by factors beyond our control, such as changes to credit ratings, rates of default, collateral value, discount rates, and strength and quality of market credit and liquidity, and changes in the underlying economic, financial and other conditions that drive these factors. As federal, state and municipal entities struggle with declining tax revenues and budget deficits, we cannot be assured of our ability to timely access these investments if the market for these issues declines. Similarly, the default by issuers could adversely affect our financial condition, results of operations and ability to execute our business strategy. In addition, we have significant amounts of cash and cash equivalents at financial institutions that are in excess of the federally insured limits. An economic downturn or development of adverse conditions affecting the financial sector and stability of financial institutions could cause us to experience losses on our deposits.

Our ability to access credit markets and our revolving line of credit may be impacted by factors beyond our control such as changes in credit rating and collateral, as well as potential disruptions in the Capital markets. This may adversely affect our results of operation and our ability to execute our business strategy. Similarly, our ability to access credit markets at favorable terms could be adversely impacted due to changes in credit ratings, collateral and potential disruptions in the Capital markets. This may adversely affect our financial condition, results of operations and our ability to execute our business strategy.

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

As of March 27, 2020, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 46.1% of the voting power of our common stock. As a result, Mr. Cato may be able to control or significantly influence substantially all matters requiring approval by the shareholders, including the election of directors and the approval of mergers and other business combinations or other significant Company transactions. Mr. Cato may have interests that differ from those of other shareholders, and may vote in a way with which other shareholders disagree or perceive as adverse to their interests. In addition, the concentration of voting power held by Mr. Cato could have the effect of preventing, discouraging or deferring a change in control of the Company, which could depress the market price of our common stock.

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

Item 3A. Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 27, 2020 are as follows:

Name	Age	Position

John P. D. Cato	69	Chairman, President and Chief Executive Officer
John R. Howe	57	Executive Vice President, Chief Financial Officer
Michael T. Greer	57	Executive Vice President, Director of Stores
Gordon Smith	64	Executive Vice President, Chief Real Estate and Store Development Officer

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

Market & Dividend Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol CATO.

As of March 27, 2020, the approximate number of record holders of the Company’s Class A Common Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

The following graph compares the yearly change in the Company’s cumulative total shareholder return on the Company’s Common Stock (which includes Class A Stock and Class B Stock) for each of the Company’s last five fiscal years with (i), the Dow Jones U.S. Retailers, Apparel Index and (ii) the Russell 2000 Index.

THE CATO CORPORATION

STOCK PERFOMANCE TABLE

(BASE 100 – IN DOLLARS)

LAST TRADING DAY OF THE FISCAL YEAR	THE CATO CORPORATION	DOW JONES U.S. RETAILERS, APPL INDEX	RUSSELL 2000 INDEX
1/30/2015	100	100	100
1/29/2016	98	99	90
1/27/2017	64	97	120
2/2/2018	32	111	141
2/1/2019	44	120	136
1/31/2020	52	134	149

The graph assumes an initial investment of $100 on January 30, 2015, the last trading day prior to the commencement of the Company’s 2015 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended February 1, 2020:

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number		Part of Publicly	Value) of Shares that may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share (1)	Programs (2)	the Plans or Programs (2)
November 2019	-	$-	-
December 2019	-	-	-
January 2020	335,100	16.09	335,100
Total	335,100	$16.09	335,100	1,346,522

(1) Prices include trading costs.

(2) During the fourth quarter ended February 1, 2020, the Company repurchased and retired 335,100 shares under this program for approximately $5,390,314 or an average market price of $16.09 per share. As of the fourth quarter ended February 1, 2020, the Company had 1,346,522 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

Item 6. Selected Financial Data:

Certain selected financial data for the five fiscal years ended February 1, 2020 have been derived from the Company’s audited financial statements. The financial statements and Independent Registered Public Accounting Firm’s integrated audit reports for the most recent fiscal years are contained elsewhere in this report. All data set forth below are qualified by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements (including the Notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

Fiscal Year (1)	2019	2018	2017	2016	2015

	(Dollars in thousands, except per share data and selected operating data)
STATEMENT OF OPERATIONS DATA:
Retail sales	$816,184	$821,113	$841,997	$947,370	$1,001,390
Other revenue	9,151	8,551	7,984	9,199	9,701
Total revenues	825,335	829,664	849,981	956,569	1,011,091
Cost of goods sold (exclusive of depreciation
shown below)	508,906	522,535	553,058	601,985	616,480
Selling, general and administrative (exclusive
of depreciation shown below)	263,773	262,510	266,304	289,619	275,713
Selling, general and administrative percent of
retail sales	32.3%	32.0%	31.6%	30.6%	27.5%
Depreciation	$15,485	$16,463	$19,643	$22,716	$22,963
Interest expense	29	96	114	176	264
Interest and other income	6,065	4,991	5,111	7,041	3,456
Income before income taxes	43,207	33,051	15,973	49,114	99,127
Income tax expense	7,310	2,590	7,433	1,902	32,285
Net income	35,897	30,461	8,540	47,212	66,842
Basic earnings per share	1.46	1.23	0.34	1.72	2.39
Diluted earnings per share	1.46	1.23	0.34	1.72	2.39
Cash dividends paid per share	1.32	1.32	1.32	1.29	1.20

SELECTED OPERATING DATA:
Stores open at end of year	1,281	1,311	1,351	1,371	1,372
Average sales per store (2)	$575,000	$596,000	$604,880	$681,000	$729,000
Average sales per square foot of selling space	136	133	135	151	162

BALANCE SHEET DATA (at period end):
Cash, cash equivalents, short-term
investments and restricted cash	$214,788	$207,920	$200,100	$252,158	$287,024
Working capital (3)(4)	163,495	229,502	233,399	271,896	292,615
Total assets (4)	684,976	497,906	516,076	606,324	642,344
Total stockholders’ equity	316,514	316,836	326,353	383,903	412,665
___________

(1) The fiscal year 2017 contained 53 weeks versus 52 weeks for all other years shown.

(2) Calculated using actual sales volume for stores open for the full year and an estimated annual sales volume for new stores opened during the year.

(3) Calculated using Total Current Assets offset by Total Current Liabilities.

(4) In 2019, we adopted ASC 842, which required us to recognize lease assets and lease liabilities for most leases. Years before 2019 have not been adjusted for this new accounting standard.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

COVID-19 Update

The spread of COVID-19 has caused public health officials to recommend, and in some cases mandate, precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. Responses by customers, government and the private sector may adversely impact our business operations. At this time, it is impossible to predict the impact of the COVID-19 pandemic as this unprecedented situation continues to evolve rapidly.

The Company temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores for an expected period of two weeks beginning March 19, 2020. There is significant uncertainty around the duration, breadth and severity of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores once they re-open. The Company is also unable to predict the outcome or effect of national, state or local legislation that attempts to address the economic effects of COVID-19 on our customers, suppliers or the Company.

The Company continues to assess the potential impact of COVID-19, which remains uncertain and fluid at this time. Primarily in response to potential disruption in the Capital markets, the Company drew $30 million on its $35 million line of credit on March 16, 2020. The additional $30 million enhances the Company’s liquidity position with over $200 million of cash and short-term investments.

While the Company currently anticipates that our future results, primarily the first quarter of 2020, will be adversely impacted, the extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or mitigate its impact.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:

Fiscal Year Ended	February 1, 2020	February 2, 2019	February 3, 2018
Retail sales …………………………………………………………..	100.0%	100.0%	100.0%
Other revenue…………………………………………………………	1.1	1.0	0.9
Total revenues ……………………………………………………….	101.1	101.0	100.9
Cost of goods sold …………………………………………………..	62.4	63.6	65.7
Selling, general and administrative………………………………….	32.3	32.0	31.6
Depreciation …………………………………………………………	1.9	2.0	2.3
Interest and other income ……………………………………………	0.7	0.6	0.6
Income before income taxes …………………………………………	5.3	4.0	1.9
Net income …………………………………………………………..	4.4%	3.7%	1.0%

Fiscal 2019 Compared to Fiscal 2018

Retail sales decreased by 0.6% to $816.2 million in fiscal 2019 compared to $821.1 million in fiscal 2018. The decrease in retail sales in fiscal 2019 was largely attributable to closed stores, partially offset by a 2% increase in same-store sales. Same-store sales includes stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. In fiscal 2019 and fiscal 2018, e-commerce sales were less than 3% of total sales and same-store sales. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, gift card breakage, shipping charges for e-commerce purchases and layaway fees), decreased by 0.5% to $825.3 million in fiscal 2019 compared to $829.7 million in fiscal 2018. The Company operated 1,281 stores at February 1, 2020 compared to 1,311 stores operated at February 2, 2019.

In fiscal 2019, the Company opened five new stores and closed 35 stores.

Other revenue in total increased to $9.2 million in fiscal 2019 from $8.6 million in fiscal 2018. The increase resulted primarily from increased shipping charges for e-commerce purchases and an increase in gift card breakage income, partially offset by lower finance charges.

Credit revenue of $3.6 million represented 0.4% of total revenue in fiscal 2019, a $0.2 million decrease compared to fiscal 2018 credit revenue of $3.8 million or 0.5% of total revenue. The decrease in credit revenue was primarily due to reductions in finance and late charge income as a result of lower accounts receivable balances. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses include principally payroll, postage and other administrative expenses and totaled $1.8 million in fiscal 2019 compared to $1.9 million in fiscal 2018. See Note 14 of Notes to Consolidated Financial Statements for a schedule of credit-related expenses. Total credit segment income before taxes decreased $0.1 million to $1.8 million in fiscal 2019 from $1.9 million in fiscal 2018. Total credit income of $1.8 million in fiscal 2019 represented 4.2% of total income before taxes of $43.2 million compared to total credit income of $1.9 million in fiscal 2018, which represented 5.7% of fiscal 2018 total income before taxes of $33.1 million.

Cost of goods sold was $508.9 million, or 62.4% of retail sales, in fiscal 2019 compared to $522.5 million, or 63.6% of retail sales, in fiscal 2018. The decrease in cost of goods sold as a percentage of sales resulted primarily from higher penetration of regular price sales. Cost of goods sold includes merchandise costs, net of discounts and allowances, buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy expenses include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold and excluding depreciation) increased by 2.9% to $307.3 million in fiscal 2019 from $298.6 million in fiscal 2018. Gross margin as presented may not be comparable to that of other companies.

Selling, general and administrative expenses (“SG&A”), which primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees and bad debts were $263.8 million in fiscal 2019 compared to $262.6 million in fiscal 2018, an increase of 0.5%. As a percent of retail sales, SG&A was 32.3% compared to 32.0% in the prior year. The increase in SG&A as a percent of sales resulted primarily from an increase in incentive compensation, partially offset by lower insurance costs and lower store impairment charges.

Depreciation expense was $15.5 million in fiscal 2019 compared to $16.5 million in fiscal 2018. Depreciation expense decreased from fiscal 2018 due to fully depreciated older stores and previous impairments of leasehold improvements and fixtures, partially offset by store development and information technology expenditures.

Interest and other income increased to $6.1 million in fiscal 2019 compared to $5.0 million in fiscal 2018. The increase is primarily due to an increase in interest income due to more short-term investments.

Income tax expense was $7.3 million, or 0.9% of retail sales in fiscal 2019 compared to $2.6 million, or 0.3% of retail sales in fiscal 2018. The dollar increase resulted primarily from higher pre-tax earnings, more taxable interest income, more non-deductible IRS section 162(m) compensation and a valuation allowance to reduce deferred tax assets associated with state income tax credits. The effective tax rate was 16.9% in fiscal 2019 compared to 7.8% in fiscal 2018. See Note 12 to the Consolidated Financial Statements, “Income Taxes,” for further details.

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

Other revenue in total increased to $8.6 million in fiscal 2018 from $8.0 million in fiscal 2017. The increase resulted primarily from increased shipping charges for e-commerce purchases and gift card breakage being classified in other revenue due to the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), partially offset by lower finance charges and lower layaway charges.

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

None.

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

The Company adopted ASC 842 utilizing the modified retrospective approach as of February 3, 2019. The modified retrospective approach the Company selected provides a method of transition allowing recognition of existing leases as of the beginning of the period of adoption (i.e., February 3, 2019), and which does not require the adjustment of comparative periods. The adoption had a material impact on the Company’s financial statements, resulting in an increase of 40% to each of its total assets and total liabilities on its balance sheet, but had no impact to retained earnings as of the beginning of 2019. See Note 11 for further information.

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

Impairment of Long-Lived Assets

The Company invests in leaseholds, right-of-use assets and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate to Fixtures and equipment, Leasehold improvements, Right-of-use assets net of Lease liabilities and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and projected cash flows, which include future sales growth projections. The Company assesses the fair value of each lease by considering market rents and any lease terms that may adjust market rents under certain conditions such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain criteria. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. In addition, the Company regularly evaluates its other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

Uncertain Tax Positions

The Company records liabilities for uncertain tax positions primarily related to state income taxes as of the balance sheet date. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax codes, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. Despite the Company’s belief that the estimates and judgments are reasonable, differences between the estimated and actual tax liabilities can and do exist from time to time. These differences may arise from settlements of tax audits, expiration of the statute of limitations, or the evolution and application of the various jurisdictional tax codes and regulations. Any differences will be recorded in the period in which they become known and could have a material effect on the results of operations in the period the adjustment is recorded.

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

In accordance with Topic 606, in fiscal 2019 and 2018, the Company recognized $921,000 and $591,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other Revenue on the Consolidated Statements of Income and Comprehensive Income. Under Topic 606, the Company recognizes gift card breakage using an expected breakage percentage based on redeemed gift cards. In fiscal 2017, the Company recognized $1,380,000 of gift card breakage as a component of Other income on the Consolidated Statements of Income and Comprehensive Income. See Note 2 for further information on miscellaneous income.

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $700,000 and $897,000 for the twelve months ended

February 1, 2020 and February 2, 2019, respectively, on the Company’s proprietary credit card sales of $26.6 million and $27.4 million for the twelve months ended February 1, 2020 and February 2, 2019, respectively.

Liquidity, Capital Resources and Market Risk

The Company has consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2019 was $53.4 million as compared to $60.2 million in fiscal 2018. These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and selective repurchases of the Company’s common stock.

Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, share-based compensation and changes in working capital. The decrease of $6.8 million for fiscal 2019 compared to fiscal 2018 is primarily due to uses of cash for operating lease right-of-use assets and lease liabilities, partially offset by increased net income and accrued income taxes.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s proposed capital expenditures, including store openings, dividends and other operating requirements for fiscal 2020 and for the foreseeable future.

At February 1, 2020, the Company had working capital of $163.5 million compared to $229.5 million and $233.4 million at February 2, 2019 and February 3, 2018, respectively. The decrease in working capital is primarily attributable to the adoption of ASC 842 which requires the current portion of lease liability to be recorded in current liabilities.

At February 1, 2020, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million less the balance of any revocable letters of credit discussed below. The revolving credit agreement is committed until May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 1, 2020. There were no borrowings outstanding under this credit facility as of the fiscal year ended February 1, 2020 or the fiscal year ended February 2, 2019.

The Company had no outstanding revocable letters of credit relating to purchase commitments at February 1, 2020, February 2, 2019 and February 3, 2018.

Expenditures for property and equipment totaled $8.3 million, $4.4 million and $11.1 million in fiscal 2019, 2018 and 2017, respectively. The expenditures for fiscal 2019 were primarily for investments in new technology, stores, automobile and home office improvements. In fiscal 2020, the Company is planning to invest approximately $20.0 million in capital expenditures.

Net cash used in investing activities totaled $22.6 million for fiscal 2019 compared to $71.1 million used for fiscal 2018 and $67.7 million used in fiscal 2017. In fiscal 2019, the cash used was due primarily to the purchase of short-term investments, other assets and capital expenditures, partially offset by the sale of short-term investments.

Net cash used by financing activities totaled $41.5 million compared to net cash used of $45.2 million for fiscal 2018 and $72.0 million for fiscal 2017. The decrease in cash used by financing activities was primarily due to a decrease in share repurchases.

On February 27, 2020, the Board of Directors maintained the quarterly dividend at $0.33 per share, which was paid on March 24, 2020.

The Company does not use derivative financial instruments.

See Note 4, “Fair Value Measurements,” for information regarding the Company’s financial assets that are measured at fair value.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at February 1, 2020. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from five days to 7.5 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 1 month to 2.75 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash, Restricted short-term investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at February 1, 2020, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets. At February 2, 2019, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

The following table shows the Company's obligations and commitments as of February 1, 2020, to make future payments under noncancellable contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$233,334	$66,498	$55,571	$39,407	$28,376	$17,520	$25,962
Total Contractual Obligations	$233,334	$66,498	$55,571	$39,407	$28,376	$17,520	$25,962
____________

(1)In addition to the amounts shown in the table above, $7.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740 and we are uncertain if or when such amounts may be settled. See Note 12, Income Taxes, of the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 1, 2020, including the related notes and financial statement schedule in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 3, 2019.

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

March 27, 2020

We have served as the Company’s auditor since 2003.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

		Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$816,184	$821,113	$841,997
Other revenue (principally finance charges,
late fees and layaway charges)	9,151	8,551	7,984
Total revenues	825,335	829,664	849,981

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)	508,906	522,535	553,058
Selling, general and administrative (exclusive
of depreciation shown below)	263,773	262,510	266,304
Depreciation	15,485	16,463	19,643
Interest expense	29	96	114
Interest and other income	(6,065)	(4,991)	(5,111)
Cost and expenses, net	782,128	796,613	834,008

Income before income taxes	43,207	33,051	15,973

Income tax expense	7,310	2,590	7,433

Net income	$35,897	$30,461	$8,540

Basic earnings per share	$1.46	$1.23	$0.34

Diluted earnings per share	$1.46	$1.23	$0.34

Dividends per share	$1.32	$1.32	$1.32

Comprehensive income:
Net income	$35,897	$30,461	$8,540
Unrealized gain (loss) on available-for-sale
securities, net of deferred income taxes of
$453, $77, and $28 for fiscal 2019, 2018
and 2017, respectively	1,500	244	(107)
Comprehensive income	$37,397	$30,705	$8,433

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 1, 2020	February 2, 2019

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$11,824	$24,603
Short-term investments	200,387	182,711
Restricted cash	2,577	606
Restricted short-term investments	1,319	3,196
Accounts receivable, net of allowance for doubtful accounts of $726 at
February 1, 2020 and $842 at February 2, 2019	26,088	28,137
Merchandise inventories	115,365	119,585
Prepaid expenses and other current assets	5,237	11,750
Total Current Assets	362,797	370,588
Property and equipment – net	88,667	94,304
Deferred income taxes	8,636	11,209
Other assets	24,073	21,805
Right-of-Use assets - net	200,803	-
Total Assets	$684,976	$497,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$68,438	$84,282
Accrued expenses	47,099	45,658
Accrued bonus and benefits	18,913	11,146
Accrued income taxes	1,703	-
Current lease liability	63,149	-
Total Current Liabilities	199,302	141,086
Other noncurrent liabilities	21,976	39,984
Lease liability	147,184	-

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares authorized,
none issued	-	-
Class A common stock, $.033 par value per share, 50,000,000
shares authorized; 22,535,779 and 22,838,149 shares issued at
February 1, 2020 and February 2, 2019, respectively	761	767
Convertible Class B common stock, $.033 par value per share,
15,000,000 shares authorized; 1,763,652 and 1,763,652 shares issued at
February 1, 2020 and February 2, 2019, respectively	59	59
Additional paid-in capital	110,813	105,580
Retained earnings	203,458	210,507
Accumulated other comprehensive income	1,423	(77)
Total Stockholders' Equity	316,514	316,836
Total Liabilities and Stockholders’ Equity	$684,976	$497,906

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(Dollars in thousands)

Operating Activities:
Net income	$35,897	$30,461	$8,540
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	15,485	16,463	19,643
Provision for doubtful accounts	524	470	690
Purchase premium and premium amortization of investments	(694)	576	3,834
Share based compensation	4,669	4,939	4,196
Deferred income taxes	2,120	1,285	1,176
Loss on disposal of property and equipment	837	1,089	2,127
Impairment of assets	470	1,548	7,698
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	1,525	(579)	1,780
Merchandise inventories	4,220	1,950	24,147
Prepaid and other assets	5,072	10,384	(7,459)
Operating lease right-of-use assets and liabilities	(9,803)	-	-
Accrued income taxes	1,703	(680)	(1,602)
Accounts payable, accrued expenses and other liabilities	(8,629)	(7,662)	(28,780)
Net cash provided by operating activities	53,396	60,244	35,990

Investing Activities:
Expenditures for property and equipment	(8,306)	(4,354)	(11,096)
Purchase of short-term investments	(218,345)	(157,515)	(15,770)
Sales of short-term investments	205,375	91,023	95,203
Purchase of other assets	(1,353)	(298)	(657)
Sales of other assets	(4)	7	6
Net cash provided by (used in) investing activities	(22,633)	(71,137)	67,686

Financing Activities:
Dividends paid	(32,592)	(32,577)	(33,731)
Repurchase of common stock	(9,605)	(13,344)	(38,878)
Proceeds from line of credit	-	-	21,000
Payments to line of credit	-	-	(21,000)
Proceeds from employee stock purchase plan	626	570	484
Proceeds from stock options exercised	-	189	95
Net cash used in financing activities	(41,571)	(45,162)	(72,030)

Net increase (decrease) in cash and cash equivalents	(10,808)	(56,055)	31,646

Cash and cash equivalents at beginning of period	25,209	81,264	49,618
Cash and cash equivalents at end of period	$14,401	$25,209	$81,264

Non-cash activity:
Accrued plant and equipment	$2,828	$326	$634
Accrued treasury stock	818	-	-

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 28, 2017	$837	$58	$95,207	$288,015	$(214)	$383,903
Comprehensive income:
Net income	-	-	-	8,540	-	8,540
Unrealized losses on available-for-sale securities, net of deferred
income tax liability of $28	-	-	-	-	(107)	(107)
Dividends paid ($1.32 per share)	-	-	-	(33,731)	-	(33,731)
Class A common stock sold through employee stock purchase
plan — 34,238 shares	1	-	569	-	-	570
Class B common stock sold through stock option plans —
4,025 shares	-	-	112	-	-	112
Class A common stock issued through restricted stock grant plans —
169,907 shares	6	-	4,060	27	-	4,093
Repurchase and retirement of treasury shares – 2,082,535 shares	(70)	-	-	(36,957)	-	(37,027)

Balance — February 3, 2018	$774	$58	$99,948	$225,894	$(321)	$326,353
Comprehensive income:
Net income	-	-	-	30,461	-	30,461
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $77	-	-	-	-	244	244
Dividends paid ($1.32 per share)	-	-	-	(32,577)	-	(32,577)
Class A common stock sold through employee stock purchase
plan — 44,770 shares	2	-	669	-	-	671
Class B common stock sold through stock option plans —
8,051 shares	-	1	194	-	-	195
Class A common stock issued through restricted stock grant plans —
341,744 shares	11	-	4,769	54	-	4,834
Repurchase and retirement of treasury shares – 593,404 shares	(20)	-	-	(13,325)	-	(13,345)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income	-	-	-	35,897	-	35,897
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $453	-	-	-	-	1,500	1,500
Dividends paid ($1.32 per share)	-	-	-	(32,592)	-	(32,592)
Class A common stock sold through employee stock purchase
plan — 48,626 shares	1	-	735	-	-	736
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
321,484 shares	14	-	4,498	48	-	4,560
Repurchase and retirement of treasury shares – 622,480 shares	(21)	-	-	(10,402)	-	(10,423)

Balance — February 1, 2020	$761	$59	$110,813	$203,458	$1,423	$316,514

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

Restricted Cash and Restricted Short-term Investments: The Company had $3.9 million and $3.8 million in escrow at February 1, 2020 and February 2, 2019, respectively, as security and collateral for administration of the Company’s self-insured workers’ compensation and general liability coverage, which is reported as Restricted cash and Restricted short-term investments on the Consolidated Balance Sheets.

Supplemental Cash Flow Information: Income tax payments, net of refunds received, for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018 were a payment of $4,681,000, a refund of $407,000 and a payment of $4,356,000, respectively.

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

Impairment of Long-Lived Assets: The Company invests in leaseholds, right-of use assets and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate to Fixtures and equipment, Leasehold improvements, Right-of-use assets net of Lease liabilities and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and projected cash flows, which include future sales growth projections. The Company assesses the fair value of each lease by considering market rents and any lease terms that may adjust market rents under certain conditions such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain criteria. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. Asset impairment charges of $146,000, $1,548,000 and $7,698,000 were incurred in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. In addition, the Company regularly evaluates its other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. In 2019, the Company impaired the remaining book value related to an investment in a solar partnership.

Other Assets: Other assets are comprised of long-term assets, primarily insurance contracts related to deferred compensation assets and land held for investment purposes.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019
	(Dollars in thousands)
Other Assets
Deferred Compensation Investments	$10,517	$9,093
Miscellaneous Investments	1,301	1,277
Other Deposits	1,555	520
Investment In Partnership	-	526
Land Held for Investment	10,234	9,923
Other	466	466
Total Other Assets	$24,073	$21,805

Leases: In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 842 - Leases, with amendments issued in 2018. The guidance requires lessees to recognize most leases on the balance sheet but does not change the manner in which expenses are recorded in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.

The Company utilized a comprehensive approach to assess the impact of this guidance on its financial statements and related disclosures, including the increase in the assets and liabilities on its balance sheet and the impact on its current lease portfolio from a lessee perspective. The Company completed its comprehensive review of its lease portfolio, which includes mostly store leases impacted by the new guidance. The Company reviewed its internal controls over leases and, as a result, the Company enhanced these controls; however, these changes are not considered material. In addition, the Company implemented a new software platform, and corresponding controls, for administering its leases and facilitating compliance with the new guidance.

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

The Company adopted ASC 842 utilizing the modified retrospective approach as of February 3, 2019. The modified retrospective approach the Company selected provides a method of transition allowing recognition of existing leases as of the beginning of the period of adoption (i.e., February 3, 2019), and which does not require the adjustment of comparative periods. The adoption had a material impact on the Company’s financial statements, resulting in an increase of 40% to each of its total assets and total liabilities on its balance sheet, but had no impact to retained earnings as of the beginning of 2019. See Note 11 for further information.

The Company determines the classification of leases consistent with ASC 840 – Leases for fiscal years 2018 and 2017. The Company leases all of its retail stores. Most lease agreements contain construction allowances and rent escalations. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, including renewal periods considered reasonably assured, the Company begins amortization as of the initial possession date which is when the Company enters the space and begins to make improvements in preparation for intended use.

Revenue Recognition: The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), in fiscal 2019 and 2018, the Company recognized $921,000 and $591,000, respectively, of income on unredeemed gift cards (“gift card breakage”) as a component of Other Revenue on the Consolidated Statements of Income and Comprehensive Income. Under Topic 606, the Company recognizes gift card breakage using an expected breakage percentage based on redeemed gift cards. In fiscal 2017, the Company recognized $1,380,000 of gift card breakage as a component of Other income on the Consolidated Statements of Income and Comprehensive Income. See Note 2 for further information on miscellaneous income.

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $700,000 and $897,000 for the twelve months ended February 1, 2020 and February 2, 2019, respectively, on sales purchased on the Company’s proprietary credit card of $26.6 million and $27.4 million for the twelve months ended February 1, 2020 and February 2, 2019, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	February 1, 2020	February 2, 2019

Proprietary Credit Card Receivables, net	$15,241	$15,980
Gift Card Liability	$7,658	$7,721

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

Advertising: Advertising costs are expensed in the period in which they are incurred. Advertising expense was approximately $5,600,000, $5,546,000 and $5,558,000 for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program: For fiscal year ended February 1, 2020, the Company had 1,346,522 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. Share repurchases are recorded in Retained earnings, net of par value. Through March 27, 2020, the Company repurchased 600,330 shares for $8,859,676, to offset dilution from its equity compensation plans.

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

The following table reflects the basic and diluted EPS calculations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018:

	Fiscal Year Ended

	February 1, 2020	February 2, 2019	February 3, 2018
Numerator	(Dollars in thousands)
Net earnings	$35,897	$30,461	$8,540
Earnings allocated to non-vested equity awards	(1,280)	(862)	(172)
Net earnings available to common stockholders	$34,617	$29,599	$8,368

Denominator
Basic weighted average common shares outstanding	23,738,443	23,995,170	24,906,203
Diluted weighted average common shares outstanding	23,738,443	23,995,170	24,906,203

Net income per common share
Basic earnings per share	$1.46	$1.23	$0.34
Diluted earnings per share	$1.46	$1.23	$0.34

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be challenged and the results are uncertain. The Company adjusts these liabilities in light of changing facts and circumstances. Potential accrued interest and penalties related to unrecognized tax benefits within operations are recognized as a component of Income before income taxes.

In addition, the Tax Cuts and Jobs Act implemented a new minimum tax on global intangible low-taxed income (“GILTI”). The Company has elected to account for GILTI tax in the period in which it is incurred, which is included as a component of its current year provision for income taxes.

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

Subsequent Events: The spread of COVID-19 has caused public health officials to recommend, and in some cases mandate, precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. Responses by customers, government and the private sector may adversely impact our business operations. At this time, it is impossible to predict the impact of the COVID-19 pandemic as this unprecedented situation continues to evolve rapidly.

The Company temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores for an expected period of two weeks beginning March 19, 2020. There is significant uncertainty around the duration, breadth and severity of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores once they re-open. The Company is also unable to predict the outcome or effect of national, state or local legislation that attempts to address the economic effects of COVID-19 on our customers, suppliers or the Company.

The Company continues to assess the potential impact of COVID-19, which remains uncertain and fluid at this time. Primarily in response to potential disruption in the Capital markets, the Company drew $30 million on its $35 million line of credit on March 16, 2020. The additional $30 million enhances the Company’s liquidity position with over $200 million of cash and short-term investments.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Policies

See Lease accounting policy above for information related to the adoption of ASC 842 – Leases.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments. Topic 326 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. The Company anticipates the ASU will not have a material impact on its financial statements.

2. Interest and Other Income:

The components of Interest and other income are shown below (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018

Dividend income	$(42)	$(34)	$(22)
Interest income	(4,954)	(3,893)	(2,433)
Miscellaneous income	(709)	(1,109)	(2,616)
Net loss (gain) on investment sales	(360)	45	(40)
Interest and other income	$(6,065)	$(4,991)	$(5,111)

3. Short-Term Investments:

At February 1, 2020, the Company’s investment portfolio was primarily invested in corporate and governmental debt securities held in managed accounts. These securities are classified as available-for-sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized gains and temporary losses reported net of taxes in Accumulated other comprehensive income.

The table below reflects gross accumulated unrealized gains (losses) in short-term investments at February 1, 2020 and February 2, 2019 (in thousands):

	February 1, 2020			February 2, 2019
	Debt securities			Debt securities
	issued by the U.S			issued by the U.S
	Government, its various			Government, its various
	States, municipalities	Corporate		States, municipalities	Corporate
	and agencies	debt		and agencies	debt
	of each	securities	Total	of each	securities	Total
Cost basis	$73,116	$127,096	$200,212	$71,953	$114,372	$186,325
Unrealized gains	308	1,086	1,394	-	-	-
Unrealized (loss)	-	-	-	(371)	(147)	(518)
Estimated fair value	$73,424	$128,182	$201,606	$71,582	$114,225	$185,807

Accumulated other comprehensive income on the Consolidated Balance Sheets reflects the accumulated unrealized net gains in short-term investments in addition to unrealized gains from equity investments and restricted cash investments. The table below reflects gross accumulated unrealized gains in these investments at February 1, 2020 and February 2, 2019 (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 1, 2020			February 2, 2019

		Deferred	Unrealized		Deferred	Unrealized
	Unrealized	Tax Benefit/	Net Gain/	Unrealized	Tax Benefit/	Net Gain/
Security Type	Gain/(Loss)	(Expense)	(Loss)	Gain/(Loss)	(Expense)	(Loss)
Short-Term Investments	$1,394	$(323)	$1,071	$(518)	$121	$(397)
Equity Investments	458	(106)	352	417	(97)	320
Total	$1,852	$(429)	$1,423	$(101)	$24	$(77)

4. Fair Value Measurements:

The following tables set forth information regarding the Company’s financial assets that are measured at fair value as of February 1, 2020 and February 2, 2019 (in thousands):

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 1, 2020	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$36,014	$-	$36,014	$-
Corporate Bonds	90,798	-	90,798	-
U.S. Treasury/Agencies Notes and Bonds	37,410	-	37,410	-
Cash Surrender Value of Life Insurance	10,517	-	-	10,517
Asset-backed Securities (ABS)	37,384	-	37,384	-
Corporate Equities	732	732	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$212,955	$832	$201,606	$10,517

Liabilities:
Deferred Compensation	(10,391)	-	-	(10,391)
Total Liabilities	$(10,391)	$-	$-	$(10,391)

		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	February 2, 2019	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$54,346	$-	$54,346	$-
Corporate Bonds	90,891	-	90,891	-
U.S. Treasury/Agencies Notes and Bonds	17,236	-	17,236	-
Cash Surrender Value of Life Insurance	9,093	-	-	9,093
Asset-backed Securities (ABS)	23,334	-	23,334	-
Corporate Equities	690	690	-	-
Certificates of Deposit	101	101	-	-
Total Assets	$195,691	$791	$185,807	$9,093

Liabilities:
Deferred Compensation	(8,908)	-	-	(8,908)
Total Liabilities	$(8,908)	$-	$-	$(8,908)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 1, 2020. The state, municipal and corporate bonds and asset-backed securities have contractual maturities which range from five days to 7.5 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from 1 month to 2.75 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash, Restricted short-term investments and Other assets on the accompanying Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at February 1, 2020, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets. At February 2, 2019, the Company had $0.7 million of corporate equities, which are recorded within Other assets in the Consolidated Balance Sheets.

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of February 1, 2020 and February 2, 2019 (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at February 2, 2019	$9,093
Additions	748
Total gains or (losses)
Included in interest and other income (or changes in net assets)	676
Ending Balance at February 1, 2020	$10,517

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 2, 2019	$(8,908)
Additions	(554)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(929)
Ending Balance at February 1, 2020	$(10,391)

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at February 3, 2018	$8,900
Additions	596
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(403)
Ending Balance at February 2, 2019	$9,093

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 3, 2018	$(8,951)
Additions	(105)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	148
Ending Balance at February 2, 2019	$(8,908)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable:

	Accounts receivable consist of the following (in thousands):
		February 1, 2020	February 2, 2019

	Customer accounts — principally deferred payment accounts	$15,966	$16,821
	Miscellaneous receivables	4,918	6,099
	Bank card receivables	5,930	6,059
	Total	26,814	28,979
	Less allowance for doubtful accounts	726	842
	Accounts receivable — net	$26,088	$28,137

Finance charge and late charge revenue on customer deferred payment accounts totaled $3,605,000, $3,814,000 and $4,222,000 for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively, and charges against the allowance for doubtful accounts were approximately $524,000, $470,000 and $690,000 for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively. Expenses relating to the allowance for doubtful accounts are classified as a component of Selling, general and administrative expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

6.	Property and Equipment:

	Property and equipment consist of the following (in thousands):
		February 1, 2020	February 2, 2019

	Land and improvements	$13,548	$13,552
	Buildings	35,814	35,773
	Leasehold improvements	89,349	90,827
	Fixtures and equipment	205,789	212,012
	Information technology equipment and software	59,202	58,473
	Construction in progress	2,334	-
	Total	406,036	410,637
	Less accumulated depreciation	317,369	316,333
	Property and equipment — net	$88,667	$94,304

	Construction in progress primarily represents costs related to new store development and investments in new technology.

7.	Accrued Expenses:

	Accrued expenses consist of the following (in thousands):
		February 1, 2020	February 2, 2019

	Accrued employment and related items	$7,756	$9,252
	Property and other taxes	18,515	17,981
	Accrued self-insurance	10,551	10,980
	Fixed assets	2,828	326
	Other	7,449	7,119
	Total	$47,099	$45,658

8. Financing Arrangements:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2020, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable credits discussed below. The revolving credit agreement is committed until May 2022. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of February 1, 2020. There were no borrowings outstanding under this credit facility as of February 1, 2020, February 2, 2019 or February 3, 2018. At February 1, 2020, the weighted average interest rate under the credit facility was zero due to no borrowings outstanding at the end of the year. Subsequent to February 1, 2020, the Company drew against the line of credit. See Note 1 for further information.

At February 1, 2020, February 2, 2019 and February 3, 2018, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

On March 24, 2020, the Company paid a quarterly dividend of $0.33 per share.

10. Employee Benefit Plans:

The Company has a defined contribution retirement savings plan (“401(k) plan”) which covers all associates who meet minimum age and service requirements. The 401(k) plan allows participants to contribute up to 75% of their annual compensation up to the maximum elective deferral, designated by the IRS. The Company is obligated to make a minimum contribution to cover plan administrative expenses. Further Company contributions are at the discretion of the Board of Directors. The Company’s contributions for the years ended February 1, 2020, February 2, 2019 and February 3, 2018 were approximately $1,499,000, $1,442,000 and $1,207,000, respectively.

The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements. The amount of the Company’s discretionary contribution to the ESOP is determined annually by the Compensation Committee of the Board of Directors and can be made in Company Class A Common stock or cash. The Company has chosen to contribute cash and the plan purchases stock on the open market consistent with prior years. The Committee approved a contribution of approximately $7,198,000 for the year ended February 1, 2020. The Company’s contribution was $1,229,000 and $1,026,000 for the years ended February 2, 2019 and February 3, 2018, respectively.

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

The components of lease cost are shown below (in thousands):

Twelve Months Ended
February 1, 2020

Operating lease cost (a)	$59,987
Variable lease cost (b)	$2,088
ASC 840 prepaid rent expense (c)	$6,093

(a) Includes right-of-use asset amortization of ($4.9) million.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows (in thousands):

Operating cash flow information:

Twelve Months Ended
February 1, 2020

Cash paid for amounts included in the measurement of lease liabilities	$55,544
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$63,847

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of
February 1, 2020

Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	4.47%

Maturities of lease liabilities by fiscal year for our operating leases are as follows (in thousands):

Fiscal Year

2020	$66,498
2021	55,571
2022	39,407
2023	28,376
2024	17,520
Thereafter	25,962
Total lease payments	233,334
Less: Imputed interest	23,001
Present value of lease liabilities	$210,333

As of February 2, 2019, the minimum rental commitments under non-cancelable operating leases are (in thousands):

Fiscal Year

2019	$69,601
2020	51,943
2021	35,196
2022	21,242
2023	12,986
Thereafter	2,643
Total minimum lease payments	$193,611

The following schedule shows the composition of total rental expense for all leases (in thousands):

	February 2, 2019	February 3, 2018
Fiscal Year Ended
Minimum rentals	$69,871	$70,971
Contingent rent	1	-
Total rental expense	$69,872	$70,971

12. Income Taxes:

Unrecognized tax benefits for uncertain tax positions, primarily recorded in Other noncurrent liabilities, are established in accordance with ASC 740 when, despite the fact that the tax return positions are supportable, the Company believes these positions may be challenged and the results are uncertain. The Company adjusts these liabilities in light of changing facts and circumstances. As of February 1, 2020, the Company had gross unrecognized tax benefits totaling approximately $7.9 million, of which approximately $10.1 million (inclusive of interest) would affect the effective tax rate if recognized. The Company had approximately $3.3 million, $3.2 million and $2.8 million of interest and penalties accrued related to uncertain tax positions as of February 1, 2020, February 2, 2019 and February 3, 2018, respectively. The Company recognizes interest and penalties related to the resolution of uncertain tax

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions as a component of income tax expense. The Company recognized $574,000, $1,023,000 and $986,000 of interest and penalties in the Consolidated Statements of Income and Comprehensive Income for the years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively. The Company is no longer subject to U.S. federal income tax examinations for years before 2016. In state and local tax jurisdictions, the Company has limited exposure before 2009. During the next 12 months, various state and local taxing authorities’ statutes of limitations will expire and certain state examinations may close, which could result in a potential reduction of unrecognized tax benefits for which a range cannot be determined.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
Fiscal Year Ended
Balances, beginning	$8,485	$9,531	$10,668
Additions for tax positions of the current year	375	420	2,537
Reduction for tax positions of prior years for:
Changes in judgment	-	-	(1,209)
Settlements during the period	2	(419)	(390)
Lapses of applicable statutes of limitations	(920)	(1,047)	(2,075)
Balances, ending	$7,942	$8,485	$9,531

The provision for income taxes consists of the following (in thousands):

	February 1, 2020	February 2, 2019	February 3, 2018
Fiscal Year Ended
Current income taxes:
Federal	$3,321	$281	$1,726
State	96	(359)	1,401
Foreign	1,763	1,371	1,952
Total	5,180	1,293	5,079
Deferred income taxes:
Federal	574	2,064	3,816
State	1,556	(767)	(1,462)
Total	2,130	1,297	2,354
Total income tax expense	$7,310	$2,590	$7,433

Significant components of the Company’s deferred tax assets and liabilities as of February 1, 2020 and February 2, 2019 are as follows (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 1, 2020	February 2, 2019
Deferred tax assets:
Allowance for doubtful accounts	$156	$180
Inventory valuation	1,105	1,604
Non-deductible accrued liabilities	1,286	1,589
Other taxes	1,126	1,133
Federal benefit of uncertain tax positions	1,065	1,111
Equity compensation expense	4,322	4,242
Net operating losses	1,574	1,484
Charitable contribution carryover	774	1,568
State tax credits	1,160	1,150
Lease liabilities	44,170	-
Other	1,324	1,242
Total deferred tax assets before valuation allowance	58,062	15,303
Valuation allowance	(1,124)	-
Total deferred tax assets after valuation allowance	56,938	15,303
Deferred tax liabilities:
Property and equipment	545	1,529
Deferred lease liability	-	1,977
Accrued self-insurance reserves	492	481
Right-of-Use assets	46,724	-
Other	541	107
Total deferred tax liabilities	48,302	4,094
Net deferred tax assets	$8,636	$11,209

As of February 1, 2020, the Company had $1.2 million of state tax credits to offset future state income tax expense, which are set to expire by fiscal 2023. Based on the available evidence, the Company has recorded a valuation allowance of $1.1 million for the portion it expects to not be realized.

As of February 1, 2020, the Company’s position is that its overseas subsidiaries will not invest undistributed earnings indefinitely. Future unremitted earnings when distributed are expected to be either distributions of GILTI-previously taxed income or eligible for a 100% dividends received deduction. The withholding tax rate on any unremitted earnings is zero and state income taxes on such earnings are considered immaterial. Therefore, the Company has not provided deferred U.S. income taxes on approximately $3.5 million of earnings from non-U.S. subsidiaries.

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 1, 2020	February 2, 2019	February 3, 2018
Fiscal Year Ended
Federal income tax rate	21.0%	21.0%	33.7%
State income taxes	1.7	1.1	(4.7)
Global intangible low-taxed income	5.9	6.2	-
Foreign tax credit	(3.7)	(4.0)	-
Foreign rate differential	(2.5)	(2.6)	(28.8)
Offshore claim	(5.2)	(5.7)	(15.6)
Deemed repatriation	-	-	38.6
Work opportunity credit	(3.2)	(3.4)	(6.0)
Addback on wage related credits	0.7	0.7	2.0
Tax exempt interest	(0.2)	(2.4)	(4.4)
Charitable contribution of inventory	-	-	(1.0)
Uncertain tax positions	(1.0)	(1.5)	(4.4)
Deferred rate change	-	(2.0)	39.2
Valuation allowance	2.6	-	-
Other	0.8	0.4	(2.1)
Effective income tax rate	16.9%	7.8%	46.5%

13. Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

Fiscal 2019	First	Second	Third	Fourth
Total revenues	$230,351	$212,581	$191,523	$190,880
Gross profit (exclusive of depreciation)	94,268	82,209	72,899	67,053
Net income (loss)	21,255	11,866	5,985	(3,209)
Basic earnings per share	$0.87	$0.48	$0.24	$(0.13)
Diluted earnings per share	$0.87	$0.48	$0.24	$(0.13)

Fiscal 2018	First	Second	Third	Fourth
Total revenues	$238,300	$208,917	$190,012	$192,435
Gross profit (exclusive of depreciation)	96,013	79,116	66,998	65,002
Net income (loss)	23,411	6,482	3,800	(3,232)
Basic earnings per share	$0.94	$0.26	$0.16	$(0.13)
Diluted earnings per share	$0.94	$0.26	$0.16	$(0.13)

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

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following schedule summarizes certain segment information (in thousands):

Fiscal 2019	Retail	Credit	Total

Revenues	$821,730	$3,605	$825,335
Depreciation	15,484	1	15,485
Interest and other income	6,065	-	6,065
Income before taxes	41,386	1,821	43,207
Capital expenditures	8,287	19	8,306

Fiscal 2018	Retail	Credit	Total

Revenues	$825,850	$3,814	$829,664
Depreciation	16,441	22	16,463
Interest and other income	4,991	-	4,991
Income before taxes	31,149	1,902	33,051
Capital expenditures	4,315	39	4,354

Fiscal 2017	Retail	Credit	Total

Revenues	$845,759	$4,222	$849,981
Depreciation	19,604	39	19,643
Interest and other income	5,111	-	5,111
Income before taxes	14,762	1,211	15,973
Capital expenditures	11,047	49	11,096

	Retail	Credit	Total

Total assets as of February 1, 2020	$636,503	$48,473	$684,976
Total assets as of February 2, 2019	454,143	43,763	497,906

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

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 1, 2020	February 2, 2019	February 3, 2018

Bad debt expense	$-	$-	$690
Payroll	644	749	861
Postage	488	506	546
Other expenses	651	635	875
Total expenses	$1,783	$1,890	$2,972

15. Stock Based Compensation:

As of February 1, 2020, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of February 1, 2020:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
February 2, 2019	-	4,514,151	4,514,151
February 1, 2020	-	4,192,667	4,192,667

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period. As of February 1, 2020, there was $11,900,000 of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The total grant date fair value of the shares recognized as compensation expense during the twelve months ended February 1, 2020, February 2, 2019 and February 3, 2018 was $4,559,000, $4,833,000 and $4,093,000, respectively. The expenses are classified as a component of Selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the years ended February 1, 2020, February 2, 2019 and February 3, 2018:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 28, 2017	561,323	$32.22
Granted	191,919	22.44
Vested	(125,761)	26.40
Forfeited or expired	(32,302)	31.52

Restricted stock awards at February 3, 2018	595,179	$30.33
Granted	354,385	16.20
Vested	(139,669)	29.87
Forfeited or expired	(38,044)	24.34

Restricted stock awards at February 2, 2019	771,851	$24.22
Granted	361,170	14.89
Vested	(129,108)	34.44
Forfeited or expired	(61,351)	19.61

Restricted stock awards at February 1, 2020	942,562	$19.55

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the twelve month period ended February 1, 2020, the Company sold 48,626 shares to employees at an average discount of $2.27 per share under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $111,000, $101,000 and $86,000 for fiscal years 2019, 2018 and 2017, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

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

17. Accumulated Other Comprehensive Income:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) as of February 1, 2020:

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2019	$(77)
Other comprehensive income/(loss) before
reclassification	1,224

Amounts reclassified from accumulated
other comprehensive income (b)	276

Net current-period other comprehensive income/(loss)	1,500

Ending Balance at February 1, 2020	$1,423

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income (“OCI”).

(b) Includes $359 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $83. Amounts in parentheses indicate a debit/reduction to OCI.

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

(b) Includes ($45) impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was ($11). Amounts in parentheses indicate a debit/reduction to OCI.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 1, 2020. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of February 1, 2020, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2020 based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 1, 2020.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 1, 2020, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended February 1, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Information contained under the captions “Election of Directors,” “Meetings and Committees,” “Corporate Governance Matters” and “Delinquent Section 16(a) Reports” in the Registrant’s Proxy Statement for its 2020 annual stockholders’ meeting (the “2020 Proxy Statement”) is incorporated by reference in response to this Item 10. The information in response to this Item 10 regarding executive officers of the Company is contained in Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation:

Information contained under the captions “2019 Executive Compensation,” “Fiscal Year 2019 Director Compensation,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s 2020 Proxy Statement is incorporated by reference in response to this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

Equity Compensation Plan Information

The following table provides information about stock options outstanding and shares available for future awards under all of Cato’s equity compensation plans. The information is as of February 1, 2020.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)

Plan Category

Equity compensation plans approved
by security holders	-	-	4,258,876
Equity compensation plans not
approved by security holders	-	-	-
Total	-	-	4,258,876

(1)	This column contains information regarding employee stock options only; there are no outstanding warrants or stock appreciation rights.

(2)	Includes the following:

Under the Company’s stock incentive plan, referred to as the 2018
Incentive Compensation Plan, 4,192,667 shares are available for grant. Under this plan, non-qualified stock options may be granted to key associates.

Under the 2013 Employee Stock Purchase Plan, 66,209 shares are available. Eligible associates may participate in the purchase of designated shares of the Company’s common stock. The purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement is incorporated by reference in response to this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

Information contained under the caption “Certain Relationships and Related Person Transactions,” “Corporate Governance Matters-Director Independence” and “Meetings and Committees” in the 2020 Proxy Statement is incorporated by reference in response to this Item.

Item 14.	Principal Accountant Fees and Services:

Information contained under the captions “Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Service by the Independent Registered Public Accounting Firm” in the 2020 Proxy Statement is incorporated by reference in response to this item.

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

3.2	Registrant’s By Laws incorporated by reference to Exhibit 99.2 to Form 8-K of the Registrant filed December 10, 2007.
4.1**	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.3*	2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188993).
10.4*	2018 Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 to Form S-8 of the Registrant filed June 1, 2018 (SEC file No. 333-225350).
10.5*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Wayland H. Cato, Jr., incorporated by reference to Exhibit 99(c) to Form 8-K of the Registrant filed on July 22, 2003.
10.6*	Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T. Cato, incorporated by reference to Exhibit 99(d) to Form 8-K of the Registrant filed on July 22, 2003.
10.7*	Retirement Agreement between Registrant and Wayland H. Cato, Jr. dated August 29, 2003 incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for quarter ended August 2, 2003.
10.8*	Retirement Agreement between Registrant and Edgar T. Cato dated August 29, 2003, incorporated by reference to Exhibit 10.2 to Form 10-Q of the Registrant for the quarter ended August 2, 2003.
10.9*	Letter Agreement between the Registrant and John R. Howe dated as of August 28, 2008, incorporated by Reference to Exhibit 99.1 to Form 8-K of the Registrant filed September 3, 2008.
10.10*	Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on July 19, 2011.
10.11**

Credit Agreement, dated as of August 22, 2003, among the Registrant, the guarantors party thereto, the banks party thereto and Branch Banking and Trust Company, as Agent, as amended through and including the Eighth Amendment dated May 24, 2019.

21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

101.1**

The following materials from Registrant’s Annual Report on form 10-K for the fiscal years ended February 1, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income and Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (ii) Consolidated Balance Sheets at February 1, 2020 and February 2, 2019; (iii) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; and (v) Notes to Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1**)

*Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K.

** Filed or submitted electronically herewith.

Item 16.	Form 10-K Summary:

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
Jeffrey R. Shock Senior Vice President Controller

Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2020 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ JOHN P. D. CATO John P. D. Cato (President and Chief Executive Officer (Principal Executive Officer) and Director)	/s/ BAILEY W. PATRICK Bailey W. Patrick (Director)

/s/ JOHN R. HOWE John R. Howe (Executive Vice President Chief Financial Officer (Principal Financial Officer))	/s/ THOMAS B. HENSON Thomas B. Henson (Director)

/s/ JEFFREY R. SHOCK Jeffrey R. Shock (Senior Vice President Controller (Principal Accounting Officer))	/s/ BRYAN F. KENNEDY III Bryan F. Kennedy III (Director)
/s/ THOMAS E. MECKLEY Thomas E. Meckley (Director)	/s/ D. HARDING STOWE D. Harding Stowe (Director)
/s/ THERESA J. DREW Theresa J. Drew (Director)	/s/ PAMELA L. DAVIES Pamela L. Davies (Director)

				Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance
	for
	Doubtful		Self Insurance
	Accounts(a)		Reserves(b)
Balance at January 28, 2017	$1,348		$12,988
Additions charged to costs and expenses	851		17,303
Additions (reductions) charged to other accounts	304	(c)	220
Deductions	(1,355)	(d)	(18,888)

Balance at February 3, 2018	$1,148		$11,623
Additions charged to costs and expenses	897		17,932
Additions (reductions) charged to other accounts	210	(c)	214
Deductions	(1,413)	(d)	(18,803)

Balance at February 2, 2019	$842		$10,966
Additions charged to costs and expenses	700		16,687
Additions (reductions) charged to other accounts	188	(c)	(635)
Deductions	(1,004)	(d)	(16,483)

Balance at February 1, 2020	$726		$10,535

(a) Deducted from trade accounts receivable.
(b) Reserve for Workers' Compensation, General Liability and Healthcare.
(c) Recoveries of amounts previously written off.
(d) Uncollectible accounts written off.