Form 10-Q
period 2020-05-02
CATO CORP
filed 2020-06-04
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020
OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of May 2, 2020, there were 22,252,038 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 2, 2020

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		2
For the Three Months Ended May 2, 2020 and May 4, 2019

Condensed Consolidated Balance Sheets		3
At May 2, 2020 and February 1, 2020

Condensed Consolidated Statements of Cash Flows		4
For the Three Months Ended May 2, 2020 and May 4, 2019

Condensed Consolidated Statements of Stockholders’ Equity		5
For the Three Months Ended May 2, 2020 and May 4, 2019

Notes to Condensed Consolidated Financial Statements		6 - 20
For the Three Months Ended May 2, 2020 and May 4, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	May 2, 2020	May 4, 2019

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$98,813	$228,066
Other revenue (principally finance charges, late fees and
layaway charges)	1,919	2,285
Total revenues	100,732	230,351

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	83,597	136,083
Selling, general and administrative (exclusive of depreciation
shown below)	52,511	65,990
Depreciation	4,006	3,843
Interest and other income	(1,851)	(1,136)
Costs and expenses, net	138,263	204,780

Income (loss) before income taxes	(37,531)	25,571

Income tax expense (benefit)	(9,114)	4,316

Net income (loss)	$(28,417)	$21,255

Basic earnings (loss) per share	$(1.19)	$0.87

Diluted earnings (loss) per share	$(1.19)	$0.87

Comprehensive income:
Net income (loss)	$(28,417)	$21,255
Unrealized gain (loss) on available-for-sale securities, net
of deferred income taxes of ($90) and $126 for May 2, 2020	(298)	412
and May 4, 2019, respectively
Comprehensive income (loss)	$(28,715)	$21,667

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 2, 2020	February 1, 2020
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$29,809	$11,824
Short-term investments	118,020	200,387
Restricted cash	2,585	2,577
Restricted short-term investments	1,330	1,319
Accounts receivable, net of allowance for doubtful accounts of
$614 and $726 at May 2, 2020 and February 1, 2020, respectively	30,462	26,088
Merchandise inventories	122,767	115,365
Prepaid expenses and other current assets	6,131	5,237
Total Current Assets	311,104	362,797
Property and equipment – net	84,151	88,667
Noncurrent deferred income taxes	8,413	8,636
Other assets	22,759	24,073
Right-of-Use assets – net	214,527	200,803
Total Assets	$640,954	$684,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$74,934	$68,438
Accrued expenses	38,006	47,099
Accrued bonus and benefits	8,888	18,913
Accrued income taxes	1,690	1,703
Current lease liability	61,019	63,149
Total Current Liabilities	184,537	199,302
Other noncurrent liabilities	22,754	21,976
Lease liability	162,011	147,184

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 22,252,038 and 22,535,779 shares issued
at May 2, 2020 and February 1, 2020, respectively	750	761
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 and
1,763,652 shares issued at May 2, 2020 and February 1, 2020, respectively	59	59
Additional paid-in capital	111,693	110,813
Retained earnings	158,025	203,458
Accumulated other comprehensive income	1,125	1,423
Total Stockholders' Equity	271,652	316,514
Total Liabilities and Stockholders’ Equity	$640,954	$684,976

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 2, 2020	May 4, 2019

	(Dollars in thousands)

Operating Activities:
Net income (loss)	$(28,417)	$21,255
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	4,006	3,843
Provision for doubtful accounts	28	178
Purchase premium and premium amortization of investments	(18)	58
Share-based compensation	650	691
Deferred income taxes	313	-
Loss on disposal of property and equipment	66	182
Impairment of store assets	5,270	-
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(4,402)	(1,926)
Merchandise inventories	(7,402)	8,370
Prepaid and other assets	(255)	8,643
Operating lease right-of-use assets and liabilities	(1,027)	-
Accrued income taxes	(13)	2,629
Accounts payable, accrued expenses and other liabilities	(40,134)	(29,255)
Net cash provided (used) by operating activities	(71,335)	14,668

Investing Activities:
Expenditures for property and equipment	(5,311)	(995)
Purchase of short-term investments	(8,275)	(44,709)
Sales of short-term investments	90,435	53,639
Purchase of other assets	-	(22)
Sales of other assets	94	4
Net cash provided (used) by investing activities	76,943	7,917

Financing Activities:
Dividends paid	(7,990)	(8,118)
Repurchase of common stock	(9,875)	(2,834)
Proceeds from line of credit	34,000	-
Payments on line of credit	(4,000)	-
Proceeds from employee stock purchase plan	250	261
Net cash provided (used) by financing activities	12,385	(10,691)

Net increase (decrease) in cash, cash equivalents, and restricted cash	17,993	11,894

Cash, cash equivalents, and restricted cash at beginning of period	14,401	25,209
Cash, cash equivalents, and restricted cash at end of period	$32,394	$37,103

Non-cash activity:
Accrued other assets and property and equipment	$1,936	$256

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 1, 2020	$761	$59	$110,813	$203,458	$1,423	$316,514
Comprehensive income:
Net income (loss)	-	-	-	(28,417)	-	(28,417)
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($90)	-	-	-	-	(298)	(298)
Dividends paid ($0.33 per share)	-	-	-	(7,990)	-	(7,990)
Class A common stock sold through employee stock purchase
plan — 26,957 shares	1	-	293	-	-	294
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
307,354 shares	10	-	587	8	-	605
Repurchase and retirement of treasury shares – 618,056 shares	(22)	-	-	(9,034)	-	(9,056)

Balance — May 2, 2020	$750	$59	$111,693	$158,025	$1,125	$271,652

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income (loss)	-	-	-	21,255	-	21,255
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $126	-	-	-	-	412	412
Dividends paid ($0.33 per share)	-	-	-	(8,118)	-	(8,118)
Class A common stock sold through employee stock purchase
plan — 20,676 shares	1	-	307	-	-	308
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
355,609 shares	11	-	624	10	-	645
Repurchase and retirement of treasury shares – 208,041 shares	(7)	-	-	(2,827)	-	(2,834)

Balance — May 4, 2019	$772	$59	$106,511	$220,827	$335	$328,504

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

NOTE 1 - GENERAL:

The condensed consolidated financial statements as of May 2, 2020 and for the thirteen-week periods ended May 2, 2020 and May 4, 2019 have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. Amounts as of February 1, 2020 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

COVID-19 Update

The spread of COVID-19 has resulted in state and local orders mandating store closures to mitigate the spread of the virus. Responses by customers, government and the private sector have and will likely continue to adversely impact our business operations for the remainder of 2020 and possibly beyond. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning March 19, 2020, the Company temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores. In addition, the Company suspended its quarterly dividend, significantly reduced capital expenditures and reduced its SG&A expense through the reduction of non-payroll expenses, as well as, furloughing associates and in certain instances eliminating positions primarily at the corporate office. Beginning on May 1, 2020, the Company began to re-open stores based on the pertinent state and local orders. There is significant uncertainty around the duration, breadth and severity of continued business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores. At this time, it is uncertain as to the effect of national, state or local action or legislation that attempts to address the economic effects of COVID-19 on our customers, suppliers or the Company.

While the Company currently anticipates that our results for the remainder of 2020 will be adversely impacted, the extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of COVID-19, potential economic impacts to customers and suppliers, and the actions taken to contain it or mitigate its impact.

Accounting Policies - Impairment of Long-Lived Assets:

The Company invests in leaseholds, right-of use assets and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

to Fixtures and equipment, Leasehold improvements, Right-of-use assets net of Lease liabilities and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s projected cash flows, which include future sales growth projections. The Company assesses the fair value of each lease by considering market rents and any lease terms that may adjust market rents under certain conditions such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain criteria. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. As a result of store closures, the Company determined a triggering event occurred resulting in an impairment analysis being performed. An asset impairment charge of $5.3 million was recorded in the first quarter of 2020.

Recently Adopted Accounting Policies

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure and recognize expected credit losses for financial assets held at amortized costs based on expected losses rather than incurred losses. The new accounting rules were effective for the Company in the first quarter of 2020 and will have a minimal impact on the financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

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

	Three Months Ended
	May 2, 2020	May 4, 2019
	(Dollars in thousands)
Numerator
Net earnings (loss)	$(28,417)	$21,255
Earnings (loss) allocated to non-vested equity awards	1,135	(660)
Net earnings (loss) available to common stockholders	$(27,282)	$20,595

Denominator
Basic weighted average common shares outstanding	22,959,887	23,756,695
Diluted weighted average common shares outstanding	22,959,887	23,756,695

Net income (loss) per common share
Basic earnings (loss) per share	$(1.19)	$0.87
Diluted earnings (loss) per share	$(1.19)	$0.87

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables set forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended May 2, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2020	$1,423
Other comprehensive income before
reclassification	(802)

Amounts reclassified from accumulated
other comprehensive income (b)	504

Net current-period other comprehensive income	(298)

Ending Balance at May 2, 2020	$1,125

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").

(b) Includes $655 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $151.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

NOTE 4 – FINANCING ARRANGEMENTS:

As of May 2, 2020, the Company had an unsecured revolving credit agreement allowing the Company to borrow $35.0 million less the balance of any letters of credit as discussed below. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 2, 2020. There were $30.0 million in outstanding borrowings under this credit facility at May 2, 2020 and no outstanding borrowings at February 1, 2020. As of May 2, 2020, the $30.0 million of outstanding borrowings is recorded in Accounts payable in the Condensed Consolidated Balance Sheets. The weighted average interest rate under the credit facility was 1.76% at May 2, 2020.

On June 2, 2020, the Company signed an amendment extending the revolving credit agreement through May 2023. This new amendment, among other items, temporarily lowers the liquidity amount the Company is required to maintain. In addition, a fixed charge ratio covenant is applicable beginning in the fourth quarter of 2021. As of June 4, 2020, the Company had paid down $7.0 million of its outstanding line of credit, reducing the outstanding borrowings to $23.0 million.

At May 2, 2020 and February 1, 2020, the Company had no outstanding letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of May 2, 2020, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended
May 2, 2020	Retail	Credit	Total

Revenues	$99,890	$842	$100,732
Depreciation	4,006	-	4,006
Interest and other income	(1,851)	-	(1,851)
Income before taxes	(37,923)	392	(37,531)
Capital expenditures	5,311	-	5,311

Three Months Ended
May 4, 2019	Retail	Credit	Total

Revenues	$229,441	$910	$230,351
Depreciation	3,843	-	3,843
Interest and other income	(1,136)	-	(1,136)
Income before taxes	25,178	393	25,571
Capital expenditures	995	-	995

	Retail	Credit	Total

Total assets as of May 2, 2020	$594,931	$46,023	$640,954
Total assets as of February 1, 2020	636,503	48,473	684,976

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019

Payroll	$152	$150
Postage	111	124
Other expenses	187	243

Total expenses	$450	$517

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

NOTE 6 – STOCK BASED COMPENSATION:

As of May 2, 2020, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of May 2, 2020:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
May 2, 2020	-	3,885,313	3,885,313

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of May 2, 2020 and February 1, 2020, there was $14,216,000 and $11,900,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.9 years and 2.2 years, respectively. The total compensation expense during the three months ended May 2, 2020 was $606,000 compared to $645,000 for the three months ended May 4, 2019. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the three months ended May 2, 2020:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2020	942,562	$19.55
Granted	330,695	11.11
Vested	(130,042)	34.03
Forfeited or expired	(23,341)	19.38
Restricted stock awards at May 2, 2020	1,119,874	$15.38

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the three months ended May 2, 2020 and May 4, 2019, the Company sold 26,957 and 20,676 shares to employees at an average discount of $1.64 and $2.23 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $44,000 and $46,000 for the three months ended May 2, 2020 and May 4, 2019, respectively. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of May 2, 2020 and February 1, 2020:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 2, 2020	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$26,161	$-	$26,161	$-
Corporate Bonds	62,879	-	62,879	-
U.S. Treasury/Agencies Notes and Bonds	6,976	-	6,976	-
Cash Surrender Value of Life Insurance	9,749	-	-	9,749
Asset-backed Securities (ABS)	23,234	-	23,234	-
Corporate Equities	557	557	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$129,656	$657	$119,250	$9,749

Liabilities:
Deferred Compensation	(9,730)	-	-	(9,730)
Total Liabilities	$(9,730)	$-	$-	$(9,730)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 2, 2020 and February 1, 2020. The state, municipal and corporate bonds have contractual maturities which range from two days to seven years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from one month to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash, Restricted short-term investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at May 2, 2020, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $9.7 million. At February 1, 2020, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

compensation obligation, the value of which is tracked via underlying insurance funds’ net asset values, as recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. These funds are designed to mirror mutual funds and money market funds that are observable and actively traded.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

The following tables summarize the change in fair value of the Company’s financial assets measured using Level 3 inputs as of May 2, 2020 and February 1, 2020 (dollars in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2020	$10,517
Redemptions	-
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(768)
Included in other comprehensive income	-
Ending Balance at May 2, 2020	$9,749

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2020	$(10,391)
Redemptions	-
Additions	(36)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	697
Included in other comprehensive income	-
Ending Balance at May 2, 2020	$(9,730)

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 2, 2019	$9,093
Redemptions	-
Additions	748
Total gains or (losses)
Included in interest and other income (or changes in net assets)	676
Included in other comprehensive income	-
Ending Balance at February 1, 2020	$10,517

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 2, 2019	$(8,908)
Redemptions	-

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

Additions	(554)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(929)
Included in other comprehensive income	-
Ending Balance at February 1, 2020	$(10,391)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new accounting rules will be effective for the Company in the first quarter of 2021. The Company is currently in the process of evaluating the impact of adoption of the new accounting rules on the Company’s financial position, results of operations, cash flows and disclosures.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first quarter of 2020 of 24.3% (Benefit) compared to an effective tax rate of 16.9% (Expense) for the first quarter of 2019. The increase in the 2020 first quarter tax rate was primarily due to the federal net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), offset by valuation allowances against state income net operating losses, and an upward adjustment in the reserves for uncertain tax positions specific to state income taxes in the first quarter of 2020. The Company assessed the ability to realize these state net operating losses in light of the adverse impact on the Company’s financial statements and operations due to COVID-19. Based on this assessment, the Company concluded that it is more likely than not that the Company will not be able to realize the state net operating losses and, accordingly, has recorded a valuation allowance for these items including the value of its state net operating loss deferred tax assets as of February 1, 2020.

The estimated annual effective tax rate for the current fiscal year is impacted by the ability to carryback federal net operating losses due to the CARES Act, partially offset by changes in management’s judgement regarding the ability to realize deferred tax assets, primarily state income net operating losses generated in the current fiscal year. The Company has factored the realizability of these deferred tax assets generated as a result of projected current year losses into its estimated annual effective rate for the current year. To the extent that actual results and/or events differ from the predicted results, the Company may continue to see effects on the estimated annual effective tax rate.

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

Although such litigation is routine and incidental to the conduct of the Company’s business, as with any business of its size with a significant number of employees and significant merchandise sales, such litigation could result in large monetary awards. Based on information currently available, management does not believe that any reasonably possible losses arising from current pending litigation will have a material adverse effect on its condensed consolidated financial statements. However, given the inherent

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

uncertainties involved in such matters, an adverse outcome in one or more such matters could materially and adversely affect the Company’s financial condition, results of operations and cash flows in any particular reporting period. The Company accrues for these matters when the liability is deemed probable and reasonably estimable.

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $69,000 and $,226000 for the periods ended May 2, 2020 and May 4, 2019, respectively, on sales purchased by the Company’s proprietary credit card of $2.6 million and $6.9 million for the periods ended May 2, 2020 and May 4, 2019, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	May 2, 2020	February 1, 2020

Proprietary Credit Card Receivables, net	$11,364	$15,241
Gift Card Liability	$6,864	$7,658

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 2, 2020 AND MAY 4, 2019

The components of lease cost are shown below (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019

Operating lease cost (a)	$16,993	$9,732
Variable lease cost (b)	$80	$606
ASC 840 prepaid rent expense (c)	$-	$5,975

(a) Includes right-of-use asset amortization of ($1.7) million and ($2.0) million for the three months ended May 2, 2020 and May 4, 2019, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	May 2, 2020	May 4, 2019

Cash paid for amounts included in the measurement of lease liabilities	$15,499	$10,091
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$28,197	$282

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	May 2, 2020	May 4, 2019

Weighted-average remaining lease term	3.2 years	3.2 years
Weighted-average discount rate	4.36%	4.65%

As of May 2, 2020, the maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2020 (a)	$49,740
2021	58,511
2022	42,379
2023	31,197
2024	20,376
Thereafter	48,246
Total lease payments	250,449
Less: Imputed interest	27,419
Present value of lease liabilities	$223,030

(a) Excluding the 3 months ended May 2, 2020.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 30, 2021 (“fiscal 2020”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures and statements regarding the potential impact of the COVID-19 pandemic and related responses and mitigation efforts on our business, results of operations and financial condition; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, prevailing social, economic, political and public health conditions and uncertainties, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, interest rates, home values, consumer net worth and the availability of credit; changes in laws or regulations affecting our business including tariffs; uncertainties regarding the impact of any governmental responses to the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; our ability to successfully implement our new store development strategy to increase new store openings and our ability of any such new stores to grow and perform as expected; adverse weather, public health threats (including the COVID-19 pandemic) or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended February 1, 2020 (“fiscal 2019”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES:

The Company’s accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020. As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include the allowance for doubtful accounts, inventory shrinkage, the calculation of potential asset impairment, workers’ compensation, general and auto insurance liabilities, reserves relating to self-insured health insurance, and uncertain tax positions.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended
	May 2, 2020	May 4, 2019
Total retail sales	100.0%	100.0%
Other revenue	1.9	1.0
Total revenues	101.9	101.0
Cost of goods sold (exclusive of depreciation)	84.6	59.7
Selling, general and administrative (exclusive of depreciation)	53.1	28.9
Depreciation	4.1	1.7
Interest and other income	(1.9)	(0.5)
Income (loss) before income taxes	(38.0)	11.2
Net income (loss)	(28.8)	9.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

COVID-19 Update

The spread of COVID-19 has resulted in state and local orders mandating store closures to mitigate the spread of the virus. Responses by customers, government and the private sector have and will likely continue to adversely impact our business operations for the remainder of 2020 and possibly beyond. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning March 19, 2020, the Company temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores. In addition, the Company suspended its quarterly dividend, significantly reduced capital expenditures and reduced its SG&A expense through the reduction of non-payroll expenses, as well as, furloughing associates and in certain instances eliminating positions primarily at the corporate office. Beginning on May 1, 2020, the Company began to re-open stores based on the pertinent state and local orders. There is significant uncertainty around the duration, breadth and severity of continued business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores. At this time, it is uncertain as to the effect of national, state or local action or legislation that attempts to address the economic effects of COVID-19 on our customers, suppliers or the Company.

While the Company currently anticipates that our results for the remainder of 2020 will be adversely impacted, the extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of COVID-19, potential economic impacts to customers and suppliers, and the actions taken to contain it or mitigate its impact.

Comparison of First Quarter of 2020 with 2019

Total retail sales for the first quarter were $98.8 million compared to last year’s first quarter sales of $228.1 million. Sales decreased primarily due to stores temporarily closed in 2020 due to COVID-19. The store closures resulted in a 56.0% decrease in same-store sales. Same store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same store sales calculation after they have been open more than 15 months. The method of calculating same store sales varies across the retail industry. As a result, our same store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 7.0% of sales for the first quarter of fiscal 2020 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable, shipping charged to customers for e-commerce purchases and layaway fees), were $100.7 million for the first quarter ended May 2, 2020, compared to $230.4 million for the first quarter ended May 4, 2019. The Company operated 1,300 stores at May 2, 2020 compared to 1,302 stores at the end of last fiscal year’s first quarter. For the first three months of fiscal 2020, the Company opened 24 stores and permanently closed five stores. The Company currently expects to open approximately 80 stores, relocate approximately two stores and close approximately 39 stores in fiscal 2020.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit revenue of $0.8 million represented 0.8% of total revenues in the first quarter of fiscal 2020, compared to 2019 credit revenue of $0.9 million or 0.4% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales using the Company’s proprietary credit card. Related expenses include principally payroll, postage and other administrative expenses, and totaled $0.5 million in the first quarter of 2020, compared to last year’s first quarter expenses of $0.5 million.

Other revenue, a component of total revenues, was $1.9 million for the first quarter of fiscal 2020, compared to $2.3 million for the prior year’s comparable first quarter. The decrease of $0.4 million is primarily related to lower layaway fees in the quarter due to stores temporarily closed from COVID-19.

Cost of goods sold was $83.6 million, or 84.6% of retail sales for the first quarter of fiscal 2020, compared to $136.1 million, or 59.7% of retail sales in the first quarter of fiscal 2019. The overall increase in cost of goods sold as a percent of retail sales for first quarter of 2020 resulted primarily from deleveraging of occupancy, buying and distribution costs due to lower sales from temporary store closures and higher sales of goods marked down. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 83.5% to $15.2 million for the first quarter of fiscal 2020 compared to $92.0 million in the first quarter of fiscal 2019. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses decreased 20.4% to $52.5 million, or 53.1% of retail sales for the first quarter of fiscal 2020, compared to $66.0 million, or 28.9% of retail sales in the first quarter of fiscal 2019. SG&A as a percent of retail sales increased primarily due to the effects of deleveraging of costs due to temporary store closures and store impairment charges, partially offset by reduced incentive compensation.

Depreciation expense was $4.0 million, or 4.1% of retail sales for the first quarter of fiscal 2020, compared to $3.8 million, or 1.7% of retail sales for the first quarter of fiscal 2019.

Interest and other income was $1.9 million, or 1.9% of retail sales for the first quarter of fiscal 2020, compared to $1.1 million, or 0.5% of retail sales for the first quarter of fiscal 2019. The increase is primarily attributable to gains from the sale of investments.

Income tax benefit was $9.1 million or 9.2% of retail sales for the first quarter of fiscal 2020, compared to income tax expense of $4.3 million, or 1.9% of retail sales for the first quarter of fiscal 2019. The 2020 quarter decrease in income tax expense resulted from a higher effective tax rate on a pre-tax loss. The effective income tax rate for the first quarter of fiscal 2020 was 24.3% compared to 16.9% for the first quarter of 2019. The increase in the 2020 first quarter tax rate was primarily due to the federal net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), offset by valuation allowances against state income net operating losses, and an upward adjustment in the reserves for uncertain tax positions specific to state income taxes in the first quarter of 2020. The

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company assessed the ability to realize these state net operating losses in light of the adverse impact on the Company’s financial statements and operations due to COVID-19. Based on this assessment, the Company concluded that it is more likely than not that the Company will not be able to realize the state net operating losses and, accordingly, has recorded a valuation allowance for these items including the value of its state net operating loss deferred tax assets as of February 1, 2020.

The estimated annual effective tax rate for the current fiscal year is impacted by the ability to carryback federal net operating losses due to the CARES Act, partially offset by changes in management’s judgement regarding the ability to realize deferred tax assets, primarily state income net operating losses generated in the current fiscal year. The Company has factored the realizability of these deferred tax assets generated as a result of projected current year losses into its estimated annual effective rate for the current year. To the extent that actual results and/or events differ from the predicted results, the Company may continue to see effects on the estimated annual effective tax rate.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

Cash used by operating activities during the first three months of fiscal 2020 was $71.3 million as compared to $14.7 million provided in the first three months of fiscal 2019. The Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were $30.0 million in outstanding borrowings on this facility at May 2, 2020 and no outstanding borrowings at February 1, 2020.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2020 and the next 12 months.

Cash used by operating activities for the first three months of fiscal 2020 was primarily attributable to net losses adjusted for depreciation and changes in working capital. The decrease in cash provided of $86.0 million for the first three months of fiscal 2020 as compared to the first three months of fiscal 2019 was primarily due to a net loss versus net income, an increase in inventory, a decrease in accounts payable and accrued liabilities, partially offset by store impairment charges.

At May 2, 2020, the Company had working capital of $126.6 million compared to $163.5 million at February 1, 2020. This decrease is primarily attributable to lower short-term investments, partially offset by higher inventory amounts.

At May 2, 2020 and February 1, 2020, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million less the balance of letters of credit discussed below. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of May 2, 2020. There were $30.0 million in outstanding borrowings under the credit facility as of May 2, 2020 and no outstanding borrowings at February 1, 2020. As of May 2, 2020, the $30.0 million of outstanding borrowings is recorded in Accounts payable in the Condensed Consolidated Balance Sheets.

On June 2, 2020, the Company signed an amendment extending the revolving credit agreement through May 2023. This new amendment, among other items, temporarily lowers the liquidity amount the Company is required to maintain. In addition, a fixed charge ratio covenant is applicable beginning in the fourth quarter

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of 2021. As of June 4, 2020, the company had paid down $7.0 million of its outstanding line of credit, reducing the outstanding borrowings to $23.0 million.

At May 2, 2020 and February 1, 2020, the Company had no outstanding letters of credit relating to purchase commitments.

Expenditures for property and equipment totaled $5.3 million in the first three months of fiscal 2020, compared to $1.0 million in last year’s first three months. The expenditures for the first three months of 2020 were primarily for investments in new stores. For the full fiscal 2020 year, the Company expects to invest approximately $13 million for capital expenditures.

Net cash provided by investing activities totaled $76.9 million in the first three months of fiscal 2020 compared to $7.9 million in the comparable period of fiscal 2019, primarily due to an increase in the sale of short-term investments, partially offset by short-term investments purchased and capital expenditures.

Net cash provided by financing activities totaled $12.4 million in the first three months of fiscal 2020 compared to $10.7 million used in the comparable period of fiscal 2019, primarily due to proceeds from the line of credit partially offset by an increase in share repurchases and payments on the line of credit.

As of May 2, 2020, the Company had 728,466 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at May 2, 2020 and February 1, 2020. The state, municipal and corporate bonds have contractual maturities which range from two days to seven years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from one month to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash, Restricted short-term investments and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One, and Discover.

Additionally, at May 2, 2020, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $9.7 million. At February 1, 2020, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 2, 2020. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of May 2, 2020, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

The Company has updated the following risk factor related to COVID-19:

The outbreak of COVID-19 has and will adversely affect our business, financial condition and results of operations.

The recent outbreak of COVID-19 has adversely impacted the Company's business, financial condition and operating results in the first quarter of fiscal 2020, and we expect that it will continue to do so throughout the remainder of fiscal 2020 and possibly beyond. Adverse financial impacts associated with the outbreak include, but are not limited to, (i) lower net sales in markets affected by the actual or potential outbreak, whether due to state and local orders to close stores, reductions in store traffic and customer demand, labor shortages, or all, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

The spread of COVID-19 has caused state and local governments to issue orders mandating store closures. In addition public health officials have issued precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. We temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores March 19, 2020. Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders. There is significant uncertainty around the breadth and severity of business disruptions related to COVID-19, as well as its impact on the global and U.S. economy, consumer willingness to visit malls and shopping centers, and appropriate associate staffing levels for our stores as they re-open. The extent to which COVID-19 will continue to adversely impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We are also unable to predict the outcome or effect of national, state or local action or legislation that attempts to address the economic effects of COVID-19 on our customers, suppliers or the Company.

Future outbreaks of disease or similar public health threats, or the fear of such an occurrence, may also have a material adverse effect on the Company’s business, financial condition and operating results.

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s purchases of its common stock for the three months ended May 2, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
February 2020	289,015	$16.46	289,015
March 2020	311,315	13.18	311,315
April 2020	17,726	11.11	17,726
Total	618,056	$14.65	618,056	728,466

(1) Prices include trading costs.

(2) As of February 1, 2020, the Company’s share repurchase program had 1,346,522 shares remaining in open authorizations. During the first quarter ended May 2, 2020, the Company repurchased and retired 618,056 shares under this program for approximately $9,056,612 or an average market price of $14.65 per share. As of May 2, 2020, the Company had 728,466 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

PART II OTHER INFORMATION

THE CATO CORPORATION

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Item

3.1*	Registrant’s Amended and Restated Certificate of Incorporation.

3.2*	Registrant’s Amended and Restated By-Laws.

10.11*

Ninth Amendment dated June 2, 2020, of Credit Agreement, dated as of August 22, 2003, among the Registrant, the guarantors party thereto, the banks party thereto and Branch Banking and Trust Company, as Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months ended May 2, 2020 and May 4, 2019; (ii) Condensed Consolidated Balance Sheets at May 2, 2020 and February 1, 2020; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 2, 2020 and May 4, 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended May 2, 2020 and May 4, 2019; and (v) Notes to Condensed Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1*)

* Submitted electronically herewith.

PART II OTHER INFORMATION

THE CATO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO CORPORATION

June 4, 2020	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

June 4, 2020	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer