Form 10-Q
period 2020-08-01
CATO CORP
filed 2020-08-27
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020
OR
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

Large accelerated filer ☐Accelerated filer ☑ Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 1, 2020, there were 22,194,233 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended August 1, 2020

Table of Contents

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		3
For the Three Months and Six Months Ended August 1, 2020 and August 3, 2019

Condensed Consolidated Balance Sheets		4
At August 1, 2020 and February 1, 2020

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended August 1, 2020 and August 3, 2019

Condensed Consolidated Statements of Stockholders’ Equity		6
For the Six Months Ended August 1, 2020 and August 3, 2019

Notes to Condensed Consolidated Financial Statements		7 – 22
For the Three Months and Six Months Ended August 1, 2020 and August 3, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$166,265	$210,357	$265,078	$438,423
Other revenue (principally finance charges, late fees and
layaway charges)	1,905	2,224	3,824	4,510
Total revenues	168,170	212,581	268,902	442,933

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	132,736	130,372	216,333	266,455
Selling, general and administrative (exclusive of depreciation
shown below)	43,957	66,066	96,468	132,056
Depreciation	3,488	3,836	7,494	7,679
Interest and other income	(961)	(1,693)	(2,812)	(2,829)
Cost and expenses, net	179,220	198,581	317,483	403,361

Income (loss) before income taxes	(11,050)	14,000	(48,581)	39,572

Income tax expense (benefit)	(3,880)	2,134	(12,994)	6,450

Net income (loss)	$(7,170)	$11,866	$(35,587)	$33,122

Basic earnings (loss) per share	$(0.30)	$0.48	$(1.48)	$1.34

Diluted earnings (loss) per share	$(0.30)	$0.48	$(1.48)	$1.34

Comprehensive income:
Net income (loss)	$(7,170)	$11,866	$(35,587)	$33,122
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $146 and $56 for the three and
six months ended August 1, 2020 and $262 and $388 for
the three and six months ended August 3, 2019, respectively	484	859	186	1,271
Comprehensive income (loss)	$(6,686)	$12,725	$(35,401)	$34,393

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 1, 2020	February 1, 2020

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$36,565	$11,824
Short-term investments	100,391	200,387
Restricted cash	3,001	2,577
Restricted short-term investments	916	1,319
Accounts receivable, net of allowance for doubtful accounts of
$590 and $726 at August 1, 2020 and February 1, 2020, respectively	39,037	26,088
Merchandise inventories	88,280	115,365
Prepaid expenses and other current assets	12,460	5,237
Total Current Assets	280,650	362,797
Property and equipment – net	84,938	88,667
Noncurrent deferred income taxes	5,911	8,636
Other assets	23,142	24,073
Right-of-Use assets – net	201,776	200,803
Total Assets	$596,417	$684,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,963	$68,438
Accrued expenses	40,686	47,099
Accrued bonus and benefits	264	18,913
Accrued income taxes	1,236	1,703
Current lease liability	57,878	63,149
Total Current Liabilities	154,027	199,302
Other noncurrent liabilities	23,663	21,976
Lease liability	152,508	147,184

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 22,194,233 shares and 22,535,779 shares
issued at August 1, 2020 and February 1, 2020, respectively	748	761
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 shares and 1,763,652 shares
issued at August 1, 2020 and February 1, 2020, respectively	59	59
Additional paid-in capital	112,949	110,813
Retained earnings	150,854	203,458
Accumulated other comprehensive income/(loss)	1,609	1,423
Total Stockholders' Equity	266,219	316,514
Total Liabilities and Stockholders' Equity	$596,417	$684,976

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 1, 2020	August 3, 2019

	(Dollars in thousands)

Operating Activities:
Net income (loss)	$(35,587)	$33,122
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
Depreciation	7,494	7,679
Provision for doubtful accounts	109	366
Purchase premium and premium amortization of investments	161	(168)
Share-based compensation	1,903	2,196
Deferred income taxes	2,669	-
Loss on disposal of property and equipment	162	344
Impairment of store assets	5,270	-
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(13,058)	292
Merchandise inventories	27,085	19,633
Prepaid and other assets	(7,291)	22,909
Operating lease right-of-use assets and liabilities	(920)	-
Accrued income taxes	(467)	1,332
Accounts payable, accrued expenses and other liabilities	(35,759)	(42,524)
Net cash provided (used) by operating activities	(48,229)	45,181

Investing Activities:
Expenditures for property and equipment	(9,801)	(2,217)
Purchase of short-term investments	(8,275)	(106,518)
Sales of short-term investments	108,886	85,364
Purchase of other assets	-	(74)
Sales of other assets	199	9
Net cash provided (used) in investing activities	91,009	(23,436)

Financing Activities:
Dividends paid	(7,990)	(16,291)
Repurchase of common stock	(9,875)	(2,834)
Proceeds from line of credit	34,000	-
Payments on line of credit	(34,000)	-
Proceeds from employee stock purchase plan	250	319
Net cash provided (used) in financing activities	(17,615)	(18,806)

Net increase (decrease) in cash, cash equivalents, and restricted cash	25,165	2,939

Cash, cash equivalents, and restricted cash at beginning of period	14,401	25,209
Cash, cash equivalents, and restricted cash at end of period	$39,566	$28,148

Non-cash activity:
Accrued other assets and property and equipment	$1,556	$1,395

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 1, 2020	$761	$59	$110,813	$203,458	$1,423	$316,514
Comprehensive income:
Net income (loss)	-	-	-	(28,417)	-	(28,417)
Unrealized gains on available-for-sale securities, net of deferred
income tax benefit of ($90)	-	-	-	-	(298)	(298)
Dividends paid ($0.33 per share)	-	-	-	(7,990)	-	(7,990)
Class A common stock sold through employee stock purchase
plan — 26,957 shares	1	-	293	-	-	294
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
307,354 shares	10	-	587	8	-	605
Repurchase and retirement of treasury shares – 618,056 shares	(22)	-	-	(9,034)	-	(9,056)

Balance — May 2, 2020	$750	$59	$111,693	$158,025	$1,125	$271,652
Comprehensive income:
Net income (loss)	-	-	-	(7,170)	-	(7,170)
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $146	-	-	-	-	484	484
Dividends paid ($ -per share)	-	-	-	-	-	-
Class A common stock sold through employee stock purchase
plan — -shares	-	-	-	-	-	-
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(57,805) shares	(2)	-	1,256	(1)	-	1,253
Repurchase and retirement of treasury shares – -shares	-	-	-	-	-	-

Balance — August 1, 2020	$748	$59	$112,949	$150,854	$1,609	$266,219

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income (loss)	-	-	-	21,256	-	21,256
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $126	-	-	-	-	412	412
Dividends paid ($0.33 per share)	-	-	-	(8,118)	-	(8,118)
Class A common stock sold through employee stock purchase
plan — 20,676 shares	1	-	307	-	-	308
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
355,609 shares	11	-	624	10	-	645
Repurchase and retirement of treasury shares – 208,041 shares	(7)	-	-	(2,827)	-	(2,834)

Balance — May 4, 2019	$772	$59	$106,511	$220,828	$335	$328,505
Comprehensive income:
Net income (loss)	-	-	-	11,866	-	11,866
Unrealized gains on available-for-sale securities, net of deferred
income tax liability of $262	-	-	-	-	859	859
Dividends paid ($0.33 per share)	-	-	-	(8,173)	-	(8,173)
Class A common stock sold through employee stock purchase
plan — 5,402 shares	-	-	67	-	-	67
Class B common stock sold through stock option plans —
- shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(9,170) shares	-	-	1,479	15	-	1,494
Repurchase and retirement of treasury shares – -shares	-	-	-	-	-	-

Balance — August 3, 2019	$772	$59	$108,057	$224,536	$1,194	$334,618

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended August 1, 2020 and August 3, 2019 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

Subsequent to August 1, 2020, the Company repurchased 72,400 shares for $509,141.

On August 27, 2020, the Board of Directors authorized an increase in the Company’s share repurchase program of 1 million shares. Prior to this authorization, the Company had approximately 656,000 shares remaining in open authorizations inclusive of the activity subsequent to August 1, 2020.

COVID-19 Update

The spread of COVID-19 has resulted in state and local orders mandating store closures and other measures to mitigate the spread of the virus. Responses by customers, government and the private sector have and will likely continue to adversely impact our business operations for the remainder of fiscal 2020 and possibly beyond. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning March 19, 2020, the Company temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores. In addition, the Company suspended its quarterly dividend, significantly reduced capital expenditures and reduced its SG&A expense through the reduction of non-payroll expenses, as well as furloughed associates and in certain instances eliminated positions primarily at its corporate office. Beginning on May 1, 2020, the Company began to re-open stores based on the pertinent state and local orders. As of June 15, 2020, all stores have re-opened. There is significant uncertainty around the duration, breadth and severity of continued business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores. At this time, the possible effects of national, state or local action, legislation, guidelines or programs that attempt to mitigate the spread of COVID-19 or address its economic effects on our customers, suppliers or the Company are also uncertain.

While the Company currently anticipates that our results for the remainder of fiscal 2020 will be adversely impacted, the extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain, including possible new information and understanding about the

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

severity of COVID-19, related potential economic impacts to customers and suppliers, and the effect of actions taken to contain it or mitigate its impact.

Accounting Policies - Impairment of Long-Lived Assets:

The Company invests in leaseholds, right-of use assets and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate to Fixtures and equipment, Leasehold improvements, Right-of-use assets net of Lease liabilities and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s projected cash flows, which include future sales growth projections. The Company assesses the fair value of each lease by considering market rents and any lease terms that may adjust market rents under certain conditions, such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain criteria. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. As a result of store closures during the first quarter of 2020, the Company determined a triggering event occurred, which resulted in an impairment analysis being performed. An asset impairment charge of $5.3 million was recorded in the first quarter of 2020. No additional impairment was required in the second quarter of 2020.

Recently Adopted Accounting Policies

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure and recognize expected credit losses for financial assets held at amortized costs based on expected losses rather than incurred losses. The new accounting rules were effective for the Company in the first quarter of 2020 and had a minimal impact on the financial statements.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

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

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(Dollars in thousands)
Numerator
Net earnings (loss)	$(7,170)	$11,866	$(35,587)	$33,122
(Earnings)/loss allocated to non-vested equity awards	320	(451)	1,531	(1,148)
Net earnings (loss) available to common stockholders	$(6,850)	$11,415	$(34,056)	$31,974

Denominator
Basic weighted average common shares outstanding	22,908,942	23,789,070	22,934,410	23,772,883
Diluted weighted average common shares outstanding	22,908,942	23,789,070	22,934,410	23,772,883

Net income (loss) per common share
Basic earnings (loss) per share	$(0.30)	$0.48	$(1.48)	$1.34
Diluted earnings (loss) per share	$(0.30)	$0.48	$(1.48)	$1.34

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 1, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 2, 2020	$1,125
Other comprehensive income before
reclassification	420

Amounts reclassified from accumulated
other comprehensive income (b)	64

Net current-period other comprehensive income	484

Ending Balance at August 1, 2020	$1,609

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $83 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $19.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 1, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2020	$1,423
Other comprehensive income before
reclassification	(381)

Amounts reclassified from accumulated
other comprehensive income (b)	567

Net current-period other comprehensive income	186

Ending Balance at August 1, 2020	$1,609

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $738 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $171.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 3, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 4, 2019	$335
Other comprehensive income before
reclassifications	829

Amounts reclassified from accumulated
other comprehensive income (b)	30

Net current-period other comprehensive income	859

Ending Balance at August 3, 2019	$1,194

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 3, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2019	$(77)
Other comprehensive income before
reclassifications	1,232

Amounts reclassified from accumulated
other comprehensive income (b)	39

Net current-period other comprehensive income	1,271

Ending Balance at August 3, 2019	$1,194

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 4 – FINANCING ARRANGEMENTS:

As of August 1, 2020, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below. On June 2, 2020, the Company signed an amendment extending the revolving credit agreement through May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 1, 2020. There were no borrowings outstanding under this credit facility as of August 1, 2020 or February 1, 2020. The weighted average interest rate under the credit facility was zero at August 1, 2020 due to no borrowings outstanding.

At August 1, 2020 and February 1, 2020, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 31 states as of August 1, 2020, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
August 1, 2020	Retail	Credit	Total	August 1, 2020	Retail	Credit	Total

Revenues	$167,523	$647	$168,170	Revenues	$267,413	$1,489	$268,902
Depreciation	3,488	-	3,488	Depreciation	7,494	-	7,494
Interest and other income	(961)	-	(961)	Interest and other income	(2,812)	-	(2,812)
Income/(Loss) before income taxes	(11,368)	318	(11,050)	Income/(Loss) before income taxes	(49,291)	710	(48,581)
Capital expenditures	4,490	-	4,490	Capital expenditures	9,801	-	9,801

Three Months Ended				Six Months Ended
August 3, 2019	Retail	Credit	Total	August 3, 2019	Retail	Credit	Total

Revenues	$211,672	$909	$212,581	Revenues	$441,114	$1,819	$442,933
Depreciation	3,836	-	3,836	Depreciation	7,679	-	7,679
Interest and other income	(1,693)	-	(1,693)	Interest and other income	(2,829)	-	(2,829)
Income/(Loss) before income taxes	13,501	499	14,000	Income/(Loss) before income taxes	38,680	892	39,572
Capital expenditures	1,222	-	1,222	Capital expenditures	2,217	-	2,217

	Retail	Credit	Total

Total assets as of August 1, 2020	$549,817	$46,600	$596,417
Total assets as of February 1, 2020	636,503	48,473	684,976

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Payroll	$130	$164	$282	$314
Postage	82	117	193	241
Other expenses	118	129	305	372
Total expenses	$330	$410	$780	$927

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 6 – STOCK-BASED COMPENSATION:

As of August 1, 2020, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of August 1, 2020:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
August 1, 2020	-	3,943,118	3,943,118

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of August 1, 2020 and February 1, 2020, there was $13,007,000 and $11,900,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.6years and 2.2years, respectively. The total compensation expense during the three and six months ended August 1, 2020 was $1,253,000 and $1,859,000, respectively, compared to $1,495,000 and $2,140,000, respectively, for the three and six months ended August 3, 2019. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended August 1, 2020:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2020	942,562	$19.55
Granted	335,317	11.11
Vested	(129,682)	34.01
Forfeited or expired	(105,886)	16.63
Restricted stock awards at August 1, 2020	1,042,311	$15.33

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended August 1, 2020 and August 3, 2019, the Company sold 26,957 and 26,078 shares to employees at an average discount of $1.64 and $2.16 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $44,000 and $56,000 for the six months ended August 1, 2020 and August 3, 2019, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of August 1, 2020 and February 1, 2020:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 1, 2020	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$22,924	$-	$22,924	$-
Corporate Bonds	52,361	-	52,361	-
U.S. Treasury/Agencies Notes and Bonds	5,547	-	5,547	-
Cash Surrender Value of Life Insurance	10,456	-	-	10,456
Asset-backed Securities (ABS)	20,373	-	20,373	-
Corporate Equities	601	601	-	-
Certificates of Deposit	100	100	-	-
Total Assets	$112,362	$701	$101,205	$10,456

Liabilities:
Deferred Compensation	(10,399)	-	-	(10,399)
Total Liabilities	$(10,399)	$-	$-	$(10,399)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 1, 2020 and February 1, 2020. The state, municipal and corporate bonds have contractual maturities which range from six days to 7 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from one month to 2 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at August 1, 2020, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $10.5 million. At February 1, 2020, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of August 1, 2020 and February 1, 2020 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2020	$10,517
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	(61)
Included in other comprehensive income	-
Ending Balance at August 1, 2020	$10,456

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2020	$(10,391)
Additions	46
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(54)
Included in other comprehensive income	-
Ending Balance at August 1, 2020	$(10,399)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

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

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first six months of 2020 of 26.7% (Benefit) compared to 16.3% (Expense) for the first six months of 2019. The increase in the effective tax rate for the first six months was primarily due to the federal net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), offset by valuation allowances against state income net operating losses, and an upward adjustment in the reserves for uncertain tax positions specific to state income taxes in the first quarter of 2020.

The Company assessed the likelihood that deferred tax assets related to state net operating loss carryforwards will be realized in light of the adverse impact on the Company's financial statements and operations due to COVID-19. Based on this assessment, the Company concluded that it is more likely than not that the Company will not be able to realize the state net operating losses and, accordingly, has recorded a valuation allowance against the existing deferred tax assets.

The estimated annual effective tax rate for the current fiscal year is impacted by the ability to carryback federal net operating losses due to the CARES Act, partially offset by changes in management’s judgment regarding the ability to realize deferred tax assets, primarily state income net operating losses generated in the current fiscal year. The Company has factored the realizability of these deferred tax assets generated as a result of projected current year losses into its estimated annual effective rate for the current year. To the extent that actual results and/or events differ from the predicted results, the Company may continue to see effects on the estimated annual effective tax rate.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $,185000 and $,455000 for the six months ended August 1, 2020 and August 3, 2019, respectively, on sales purchased on the Company’s proprietary credit card of $6.9 million and $13.8 million for the six months ended August 1, 2020 and August 3, 2019, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	August 1, 2020	February 1, 2020

Proprietary Credit Card Receivables, net	$10,763	$15,241
Gift Card Liability	$6,401	$7,658

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

lease term used to establish its right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of lease payments.

The components of lease cost are shown below (in thousands):

	Three Months Ended
	August 1, 2020	August 3, 2019

Operating lease cost (a)	$17,082	$16,665
Variable lease cost (b)	$439	$508
ASC 840 prepaid rent expense (c)	$-	$37

(a) Includes right-of-use asset amortization of ($1) million for the three months ended August 1, 2020 and August 3, 2019.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

	Six Months Ended
	August 1, 2020	August 3, 2019

Operating lease cost (a)	$34,075	$26,397
Variable lease cost (b)	$519	$1,114
ASC 840 prepaid rent expense (c)	$-	$6,012

(a) Includes right-of-use asset amortization of ($2.7) million and ($3) million for the six months ended August 1, 2020 and August 3, 2019, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	August 1, 2020	August 3, 2019

Cash paid for amounts included in the measurement of lease liabilities	$15,946	$15,327
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$3,287	$320

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 2020 AND AUGUST 3, 2019

	Six Months Ended
	August 1, 2020	August 3, 2019

Cash paid for amounts included in the measurement of lease liabilities	$31,445	$25,418
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$31,484	$602

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	August 1, 2020	August 3, 2019

Weighted-average remaining lease term	2.9 years	2.6 years
Weighted-average discount rate	4.29%	4.65%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2020 (a)	$31,069
2021	59,114
2022	43,325
2023	31,978
2024	20,611
Thereafter	49,366
Total lease payments	235,463
Less: Imputed interest	25,077
Present value of lease liabilities	$210,386

(a) Excluding the 6 months ended August 1, 2020.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.1	1.4	1.0
Total revenues	101.1	101.1	101.4	101.0
Cost of goods sold (exclusive of depreciation)	79.8	62.0	81.6	60.8
Selling, general and administrative (exclusive of depreciation)	26.4	31.4	36.4	30.1
Depreciation	2.1	1.8	2.8	1.8
Interest and other income	(0.6)	(0.8)	(1.1)	(0.6)
Income/(loss) before income taxes	(6.6)	6.7	(18.3)	9.0
Net income/(loss)	(4.3)	5.6	(13.4)	7.6

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

COVID-19 Update

The spread of COVID-19 has resulted in state and local orders mandating store closures and other measures to mitigate the spread of the virus. Responses by customers, government and the private sector have and will likely continue to adversely impact our business operations for the remainder of fiscal 2020 and possibly beyond. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning March 19, 2020, the Company temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores. In addition, the Company suspended its quarterly dividend, significantly reduced capital expenditures and reduced its SG&A expense through the reduction of non-payroll expenses, as well as furloughed associates and in certain instances eliminated positions primarily at its corporate office. Beginning on May 1, 2020, the Company began to re-open stores based on the pertinent state and local orders. As of June 15, 2020, all stores have re-opened. There is significant uncertainty around the duration, breadth and severity of continued business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores. At this time, the possible effects of national, state or local action, legislation, guidelines or programs that attempt to mitigate the spread of COVID-19 or address its economic effects on our customers, suppliers or the Company are also uncertain.

While the Company currently anticipates that our results for the remainder of fiscal 2020 will be adversely impacted, the extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain, including possible new information and understanding about the severity of COVID-19, related potential economic impacts to customers and suppliers, and the effect of actions taken to contain it or mitigate its impact.

Comparison of the Three and Six Months ended August 1, 2020 with August 3, 2019

Total retail sales for the second quarter were $166.3 million compared to last year’s second quarter sales of $210.4 million, a 21.0% decrease. The Company’s sales decrease in the second quarter of fiscal 2020 is primarily due to a 22% decrease in same-store sales, partially offset by new store openings. Sales in the second quarter were negatively impacted by the phased store re-openings, reduced operating hours compared to 2019 and high amounts of markdowns. For the six months ended August 1, 2020, total retail sales were $265.1 million compared to last year’s comparable six month sales of $438.4 million. Sales in the first six months of fiscal 2020 decreased 40% primarily due to a 39% decrease in same-store sales, partially offset by new store openings. Sales for the six months ended August 1, 2020 were negatively impacted primarily by store closures in the first quarter and phased re-opening of stores, reduced store hours and high amounts of markdowns in the second quarter. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 6% of sales for the six months ended August 1, 2020 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees),

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

were $168.2 million and $268.9 million for the three and six months ended August 1, 2020, compared to $212.6 million and $442.9 million for the three and six months ended August 3, 2019, respectively. The Company operated 1,333 stores at August 1, 2020 compared to 1,299 stores at the end of last year’s second quarter. During the first six months of fiscal 2020, the Company closed eight stores. In total, the Company currently expects to open 76 stores, which had leases prior to the COVID-19 pandemic, and close approximately 40 stores in fiscal 2020.

Credit revenue of $0.6 million represented 0.4% of total revenues in the second quarter of fiscal 2020, compared to 2019 credit revenue of $0.9 million or 0.4% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.3 million in the second quarter of fiscal 2020, compared to last year’s second quarter expense of $0.4 million.

Other revenue in total, as included in total revenues, was $1.9 million and $3.8 million for the three and six months ended August 1, 2020, respectively, compared to $2.2 million and $4.5 million for the prior year’s comparable three and six month periods. The overall decrease in the three and six months ended August 1, 2020 is primarily due to decreases in finance and layaway charges, partially offset by increases in e-commerce shipping revenues.

Cost of goods sold was $132.7 million, or 79.8% of retail sales and $216.3 million, or 81.6% of retail sales for the three and six months ended August 1, 2020, respectively, compared to $130.4 million, or 62.0% of retail sales and $266.5 million, or 60.8% of retail sales for the comparable three and six month periods of fiscal 2019. The overall increase in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2020 resulted primarily from an increase in cost of goods sold primarily due to more markdown sales and deleveraging of occupancy and distribution costs, partially offset by a decrease in buying costs. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 58.1% to $33.5 million for the second quarter of fiscal 2020 and decreased by 71.7% to $48.7 million for the first six months of fiscal 2020, compared to $80.0 million and $172.0 million for the prior year’s comparable three and six months of fiscal 2019. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $44.0 million, or 26.4% of retail sales and $96.5 million, or 36.4% of retail sales for the second quarter and first six months of fiscal 2020, respectively, compared to $66.1 million, or 31.4% of retail sales and $132.1 million, or 30.1% of retail sales for the prior year’s comparable three and six month periods. The decrease in SG&A expense for the second quarter is primarily attributable to lower store expenses due to the phased store re-opening, reduced store operating hours, lower corporate expenses and elimination of incentive compensation. For the first six months of fiscal 2020 the decrease in SG&A expense was primarily attributable to lower store expenses due to stores being closed, phased store re-opening in the second quarter, reduced store operating hours, lower corporate expenses and elimination of incentive compensation, partially offset by higher store impairment charges.

Depreciation expense was $3.5 million, or 2.1% of retail sales and $7.5 million, or 2.8% of retail sales for the second quarter and first six months of fiscal 2020, respectively, compared to $3.8 million, or 1.8% of retail

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales and $7.7 million or 1.8% of retail sales for the comparable three and six month periods of fiscal 2019, respectively.

Interest and other income was $1.0 million, or 0.6% of retail sales and $2.8 million, or 1.1% of retail sales for the three and six months ended August 1, 2020, respectively, compared to $1.7 million, or 0.8% of retail sales and $2.8 million, or 0.6% of retail sales for the comparable three and six month periods of fiscal 2019, respectively. The decrease for the first six months of fiscal 2020 compared to 2019 is primarily attributable to a decrease in short-term investments and lower interest rates.

Income tax benefit was $3.9 million and $13.0 million for the second quarter and first six months of fiscal 2020, respectively, compared to income tax expense of $2.1 million and $6.5 million for the comparable three and six month periods of fiscal 2019, respectively. For the first six months of 2020, the Company’s effective tax rate was 26.7% (Benefit). The increase in the 2020 year-to-date tax rate was primarily due to the federal net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), offset by valuation allowances against state income net operating losses, and an increase in the reserves for uncertain tax positions specific to state income taxes in the first quarter of 2020.

The Company assessed the likelihood that deferred tax assets related to state net operating loss carryforwards will be realized in light of the adverse impact on the Company's financial statements and operations due to COVID-19. Based on this assessment, the Company concluded that it is more likely than not that the company will not be able to realize the state net operating losses and, accordingly, has recorded a valuation allowance against the existing deferred tax assets.

The estimated annual effective tax rate for the current fiscal year is impacted by the ability to carryback federal net operating losses due to the CARES Act, partially offset by changes in management’s judgment regarding the ability to realize deferred tax assets, primarily state income net operating losses generated in the current fiscal year. The Company has factored the realizability of these deferred tax assets generated as a result of projected current year losses into its estimated annual effective rate for the current year. To the extent that actual results and/or events differ from the predicted results, the Company may continue to see effects on the estimated annual effective tax rate.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

Cash used by operating activities during the first six months of fiscal 2020 was $48.2 million as compared to $45.2 million provided in the first six months of fiscal 2019. In addition, the Company maintains a $35.0 million unsecured revolving credit facility for short-term financing of seasonal cash needs. There were no outstanding borrowings on this facility at August 1, 2020 and February 1, 2020.

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2020 and the next 12 months.

Cash used by operating activities for the first six months of fiscal 2020 was primarily attributable to net losses adjusted for depreciation and changes in working capital. The decrease in cash provided of $93.4 million for the first six months of fiscal 2020 as compared to the first six months of fiscal 2019 was primarily due to a net loss versus net income, an increase in accounts receivable primarily related to income taxes and an increase in prepaid expenses, partially offset by store impairment charges.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At August 1, 2020, the Company had working capital of $126.6 million compared to $163.5 million at February 1, 2020. The decrease in working capital is primarily due to reduction in short-term assets and lower inventories, partially offset by lower accounts payable and accrued liabilities.

At August 1, 2020 and February 1, 2020, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below. The revolving credit agreement is committed until May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of August 1, 2020. There were no borrowings outstanding under the credit facility as of August 1, 2020 and February 1, 2020.

Expenditures for property and equipment totaled $9.8 million in the first six months of fiscal 2020, compared to $2.2 million in last fiscal year’s first six months. The expenditures for the first six months of fiscal 2020 were primarily for additional investments in stores, distribution center and information technology. For the full fiscal 2020 year, the Company expects to invest approximately $13.0 million for capital expenditures.

Net cash provided by investing activities totaled $91.0 million in the first six months of fiscal 2020 compared to $23.4 million used in investing activities in the comparable period of 2019. The increase in net cash provided in 2020 is primarily attributable to the increase in net sales of short-term investments, partially offset by expenditures for property and equipment.

Net cash used in financing activities totaled $17.6 million in the first six months of fiscal 2020 compared to $18.8 million used in the comparable period of fiscal 2019. The decrease was primarily due to lower dividend payments, partially offset by higher share repurchase amounts.

As of August 1, 2020, the Company had 728,466 shares remaining in open authorizations under its share repurchase program. The Company temporarily suspended dividends in the first quarter of 2020.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at August 1, 2020 and February 1, 2020. The state, municipal and corporate bonds have contractual maturities which range from six days to 7 years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from one month to 2 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at August 1, 2020, the Company had $0.6 million of corporate equities and deferred compensation plan assets of $10.5 million. At February 1, 2020, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 1, 2020. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 1, 2020, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

Not Applicable

ITEM 1A. RISK FACTORS:

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020, as supplemented by the risk factor set forth below. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

The Company has updated the following risk factor related to COVID-19:

The outbreak of COVID-19 has and will adversely affect our business, financial condition and results of operations.

The recent outbreak of COVID-19 has adversely impacted the Company's business, financial condition and operating results through the first six months of fiscal 2020, and we expect that it will continue to do so throughout the remainder of fiscal 2020 and possibly beyond. Adverse financial impacts associated with the outbreak include, but are not limited to, (i) lower net sales in markets affected by the actual or potential outbreak, whether due to state and local orders to close stores, reductions in store traffic and customer demand, labor shortages, or all, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

The spread of COVID-19 has caused state and local governments to issue orders mandating store closures and other measures to mitigate the spread of the virus. In addition public health officials have issued precautions and guidance intended to reduce the spread of the virus, including particular cautions about congregating in large groups or heavily populated areas, such as malls and shopping centers. We temporarily closed all Cato, Its Fashion, Its Fashion Metro and Versona stores March 19, 2020. Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders. As of June 15, 2020, all stores have re-opened. There is significant uncertainty around the breadth and severity of business disruptions related to COVID-19, as well as its impact on the global and U.S. economy, consumer willingness to visit malls and shopping centers, and appropriate associate staffing levels for our stores. At this time, the possible effects of national, state or local action, legislation, guidelines or programs that attempt to mitigate the spread of COVID-19 or address its economic effects on our customers, suppliers or the Company are also uncertain.

While the Company currently anticipates that our results for the remainder of fiscal 2020 will be adversely impacted, the extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain, including possible new information and understanding about the severity of COVID-19, related potential economic impacts to customers and suppliers and the effect of actions taken to contain it or mitigate its impact.

Future outbreaks of disease or similar public health threats, or the fear of such an occurrence, may also have a material adverse effect on the Company’s business, financial condition and operating results.

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended August 1, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2020	-	$-	-
June 2020	-	-	-
July 2020	-	-	-
Total	-	$-	-	728,466

(1) Prices include trading costs.

(2) As of May 2, 2020, the Company’s share repurchase program had 728,466 shares remaining in open authorizations. During the second quarter ended August 1, 2020, the Company did not repurchase or retire any shares under this program. As of August 1, 2020, the Company had 728,466 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. On August 27, 2020, the Board of Directors authorized an increase in the Company’s share repurchase program of 1 million shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 4.  MINE SAFETY DISCLOSURES:

Not Applicable

ITEM 5. OTHER INFORMATION:

Not Applicable

ITEM 6. EXHIBITS:

Exhibit No.	Item

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the quarter ended May 2, 2020.

3.2	Registrant’s Amended and Restated By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-Q of the Registrant for the quarter ended May 2, 2020.

10.11

Ninth Amendment effective as of May 29, 2020, of Credit Agreement, dated as of August 22, 2003, among the Registrant, the guarantors party thereto and Branch Banking and Trust Company, as Agent, incorporated by reference to Exhibit 10.11 to Form 10-Q of the Registrant for the quarter ended May 2, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Six Months Ended August 1, 2020 and August 3, 2019; (ii) Condensed Consolidated Balance Sheets at August 1, 2020 and February 1, 2020; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 1, 2020 and August 3, 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended August 1, 2020 and August 3, 2019; and (v) Notes to Condensed Consolidated Financial Statements.

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

THE CATO CORPORATION

August 27, 2020	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 27, 2020	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer