Form 10-Q
period 2020-10-31
CATO CORP
filed 2020-11-24
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020
OR
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

As of October 31, 2020, there were 21,170,417 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 31, 2020

Table of Contents

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		3
For the Three Months and Nine Months Ended October 31, 2020 and November 2, 2019

Condensed Consolidated Balance Sheets		4
At October 31, 2020 and February 1, 2020

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended October 31, 2020 and November 2, 2019

Condensed Consolidated Statements of Stockholders’ Equity		6 – 7
For the Nine Months Ended October 31, 2020 and November 2, 2019

Notes to Condensed Consolidated Financial Statements		8 – 23
For the Three Months and Nine Months Ended October 31, 2020 and November 2, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 – 31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$149,205	$189,357	$414,283	$627,780
Other revenue (principally finance charges, late fees and
layaway charges)	1,586	2,166	5,410	6,676
Total revenues	150,791	191,523	419,693	634,456

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	109,404	118,624	325,738	385,079
Selling, general and administrative (exclusive of depreciation
shown below)	51,885	64,681	148,353	196,737
Depreciation	3,619	3,844	11,113	11,523
Interest and other income	(791)	(1,662)	(3,603)	(4,491)
Cost and expenses, net	164,117	185,487	481,601	588,848

Income (loss) before income taxes	(13,326)	6,036	(61,908)	45,608

Income tax expense (benefit)	(9,704)	51	(22,698)	6,501

Net income (loss)	$(3,622)	$5,985	$(39,210)	$39,107

Basic earnings (loss) per share	$(0.15)	$0.24	$(1.64)	$1.59

Diluted earnings (loss) per share	$(0.15)	$0.24	$(1.64)	$1.59

Comprehensive income:
Net income (loss)	$(3,622)	$5,985	$(39,210)	$39,107
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($85) and ($29) for the three and
nine months ended October 31, 2020 and ($8) and $380 for
the three and nine months ended November 2, 2019, respectively	(282)	(25)	(96)	1,246
Comprehensive income (loss)	$(3,904)	$5,960	$(39,306)	$40,353

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2020	February 1, 2020

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$18,812	$11,824
Short-term investments	132,574	200,387
Restricted cash	3,102	2,577
Restricted short-term investments	815	1,319
Accounts receivable, net of allowance for doubtful accounts of
$574 and $726 at October 31, 2020 and February 1, 2020, respectively	47,725	26,088
Merchandise inventories	84,281	115,365
Prepaid expenses and other current assets	7,185	5,237
Total Current Assets	294,494	362,797
Property and equipment – net	81,853	88,667
Noncurrent deferred income taxes	7,464	8,636
Other assets	22,722	24,073
Right-of-Use assets – net	184,338	200,803
Total Assets	$590,871	$684,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$74,999	$68,438
Accrued expenses	45,843	47,099
Accrued bonus and benefits	259	18,913
Accrued income taxes	1,388	1,703
Current lease liability	54,250	63,149
Total Current Liabilities	176,739	199,302
Other noncurrent liabilities	19,799	21,976
Lease liability	138,196	147,184

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 21,170,417 shares and 22,535,779 shares
issued at October 31, 2020 and February 1, 2020, respectively	717	761
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 shares and 1,763,652 shares
issued at October 31, 2020 and February 1, 2020, respectively	59	59
Additional paid-in capital	114,196	110,813
Retained earnings	139,838	203,458
Accumulated other comprehensive income (loss)	1,327	1,423
Total Stockholders' Equity	256,137	316,514
Total Liabilities and Stockholders' Equity	$590,871	$684,976

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31, 2020	November 2, 2019

	(Dollars in thousands)

Operating Activities:
Net income (loss)	$(39,210)	$39,107
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
Depreciation	11,113	11,523
Provision for doubtful accounts	202	539
Purchase premium and premium amortization of investments	(613)	(380)
Share-based compensation	3,010	3,450
Deferred income taxes	1,201	-
Loss on disposal of property and equipment	438	555
Impairment of store assets	7,525	-
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(21,814)	119
Merchandise inventories	31,084	5,536
Prepaid and other assets	(2,223)	37,447
Operating lease right-of-use assets and liabilities	(1,422)	-
Accrued income taxes	(315)	1,568
Accounts payable, accrued expenses and other liabilities	(15,041)	(50,158)
Net cash provided (used) by operating activities	(26,065)	49,306

Investing Activities:
Expenditures for property and equipment	(11,228)	(4,946)
Purchase of short-term investments	(54,910)	(177,807)
Sales of short-term investments	123,860	160,858
Purchase of other assets	-	(332)
Sales of other assets	200	13
Net cash provided (used) in investing activities	57,922	(22,214)

Financing Activities:
Dividends paid	(7,912)	(24,461)
Repurchase of common stock	(16,823)	(5,032)
Proceeds from line of credit	34,000	-
Payments on line of credit	(34,000)	-
Proceeds from employee stock purchase plan	391	563
Net cash provided (used) in financing activities	(24,344)	(28,930)

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,513	(1,838)

Cash, cash equivalents, and restricted cash at beginning of period	14,401	25,209
Cash, cash equivalents, and restricted cash at end of period	$21,914	$23,371

Non-cash activity:
Accrued other assets and property and equipment	$2,604	$1,538
Accrued treasury stock	556	-

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 1, 2020	$761	$59	$110,813	$203,458	$1,423	$316,514
Comprehensive income:
Net income	-	-	-	(28,417)	-	(28,417)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($90)	-	-	-	-	(298)	(298)
Dividends paid ($0.33 per share)	-	-	-	(7,990)	-	(7,990)
Class A common stock sold through employee stock purchase
plan — 26,957 shares	1	-	293	-	-	294
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
307,354 shares	10	-	587	8	-	605
Repurchase and retirement of treasury shares – 618,056 shares	(22)	-	-	(9,034)	-	(9,056)

Balance — May 2, 2020	$750	$59	$111,693	$158,025	$1,125	$271,652
Comprehensive income:
Net income	-	-	-	(7,170)	-	(7,170)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $146	-	-	-	-	484	484
Dividends paid ($0 per share)	-	-	-	-	-	-
Class A common stock sold through employee stock purchase
plan — 0 shares	-	-	-	-	-	-
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(57,805) shares	(2)	-	1,256	(1)	-	1,253
Repurchase and retirement of treasury shares – 0 shares	-	-	-	-	-	-

Balance — August 1, 2020	$748	$59	$112,949	$150,854	$1,609	$266,219
Comprehensive income:
Net income	-	-	-	(3,622)	-	(3,622)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($85)	-	-	-	-	(282)	(282)
Dividends paid ($0 per share)	-	-	-	78	-	78
Class A common stock sold through employee stock purchase
plan — 21,234 shares	1	-	166	-	-	167
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(8,440) shares	-	-	1,081	1	-	1,082
Repurchase and retirement of treasury shares – 1,036,610 shares	(32)	-	-	(7,473)	-	(7,505)

Balance — October 31, 2020	$717	$59	$114,196	$139,838	$1,327	$256,137

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 2, 2019	$767	$59	$105,580	$210,507	$(77)	$316,836
Comprehensive income:
Net income	-	-	-	21,256	-	21,256
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $126	-	-	-	-	412	412
Dividends paid ($0.33 per share)	-	-	-	(8,118)	-	(8,118)
Class A common stock sold through employee stock purchase
plan — 20,676 shares	1	-	307	-	-	308
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
355,609 shares	11	-	624	10	-	645
Repurchase and retirement of treasury shares – 208,041 shares	(7)	-	-	(2,827)	-	(2,834)

Balance — May 4, 2019	$772	$59	$106,511	$220,828	$335	$328,505
Comprehensive income:
Net income	-	-	-	11,866	-	11,866
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $262	-	-	-	-	859	859
Dividends paid ($0.33 per share)	-	-	-	(8,173)	-	(8,173)
Class A common stock sold through employee stock purchase
plan — 5,402 shares	-	-	67	-	-	67
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
System.Object[] shares	-	-	1,479	15	-	1,494
Repurchase and retirement of treasury shares – 0 shares	-	-	-	-	-	-

Balance — August 3, 2019	$772	$59	$108,057	$224,536	$1,194	$334,618
Comprehensive income:
Net income	-	-	-	5,985	-	5,985
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benifit of ($8)	-	-	-	-	(25)	(25)
Dividends paid ($0.33 per share)	-	-	-	(8,170)	-	(8,170)
Class A common stock sold through employee stock purchase
plan — 18,252 shares	-	-	287	-	-	287
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
System.Object[] shares	-	-	1,199	13	-	1,212
Repurchase and retirement of treasury shares – 129,339 shares	(4)	-	-	(2,194)	-	(2,198)

Balance — November 2, 2019	$768	$59	$109,543	$220,170	$1,169	$331,709

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 31, 2020 and November 2, 2019 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

Subsequent to October 31, 2020, the Company repurchased 320,707 shares for $2,274,610.

Additionally, on November 19, 2020, the Board of Directors authorized an increase in the Company’s share repurchase program of 1.5 million shares.

COVID-19 Update

The COVID-19 pandemic has created, and may continue to create, challenges and uncertainties for our business. In the first quarter of fiscal 2020, the pandemic resulted in state and local orders mandating store closures and other measures to mitigate the spread of the virus. Recently reported increases in infection rates in many areas and the onset of cooler weather raise the possibility of increased or renewed governmental measures or public health guidance to reduce public activity and gatherings in order to mitigate the spread of the virus, as well as continued adverse effect on consumer confidence. Responses by customers, government and the private sector have and will likely continue to adversely impact our business operations for the remainder of fiscal 2020 and possibly beyond. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning March 19, 2020, the Company temporarily closed all Cato, It’s Fashion, It’s Fashion Metro and Versona stores. In addition, the Company suspended its quarterly dividend, significantly reduced capital expenditures and reduced its SG&A expense through the reduction of non-payroll expenses, as well as furloughed associates and in certain instances eliminated positions primarily at its corporate office. Beginning on May 1, 2020, the Company began to re-open stores based on the pertinent state and local orders. As of June 15, 2020, all stores have re-opened. Although all stores have re-opened, stores are operating at reduced hours and stores may be temporarily closed or subject to further operating restrictions in compliance with local regulations or in response to public health guidance due to COIVD-19. There is significant uncertainty around the duration, breadth and severity of continued business disruptions related to

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores. At this time, the possible effects of national, state or local action, legislation, guidelines or programs that attempt to mitigate the spread of COVID-19 or address its economic effects on our customers, suppliers or the Company are also uncertain.

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

Accounting Policies - Impairment of Long-Lived Assets:

The Company invests in leaseholds, right-of use assets and equipment primarily in connection with the opening and remodeling of stores and in computer software and hardware. The Company periodically reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate to Fixtures and equipment, Leasehold improvements, Right-of-use assets net of Lease liabilities and Information technology equipment and software. An impairment charge is recorded for the amount by which the carrying value exceeds the estimated fair value when the Company determines that projected cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and projected cash flows, which include future sales growth rates, margin rates and expense projections. The Company assesses the fair value of each lease by considering market rents and any lease terms that may adjust market rents under certain conditions, such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain criteria. Further, in determining when to close a store, the Company considers real estate development in the area and perceived local market conditions, which can be difficult to predict and may be subject to change. As a result of store closures during the first quarter of 2020, the Company determined a triggering event occurred, which resulted in an impairment analysis being performed. An asset impairment charge of $5.3 million was recorded in the first quarter of 2020, and no additional impairment was required in the second and third quarters of 2020. During the third quarter of 2020, the Company determined no new stores would be opened during the remainder of 2020, as well as 2021. As a result, during the third quarter of 2020, the Company impaired $2.3 million worth of fixtures planned for new stores.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(Dollars in thousands)
Numerator
Net earnings (loss)	$(3,622)	$5,985	$(39,210)	$39,107
(Earnings) loss allocated to non-vested equity awards	155	(220)	1,706	(1,390)
Net earnings (loss) available to common stockholders	$(3,467)	$5,765	$(37,504)	$37,717

Denominator
Basic weighted average common shares outstanding	22,674,507	23,749,048	22,847,776	23,764,938
Diluted weighted average common shares outstanding	22,674,507	23,749,048	22,847,776	23,764,938

Net income (loss) per common share
Basic earnings (loss) per share	$(0.15)	$0.24	$(1.64)	$1.59
Diluted earnings (loss) per share	$(0.15)	$0.24	$(1.64)	$1.59

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 31, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 1, 2020	$1,609
Other comprehensive income before
reclassification	(350)

Amounts reclassified from accumulated
other comprehensive income (b)	68

Net current-period other comprehensive income	(282)

Ending Balance at October 31, 2020	$1,327

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $89 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $21.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 31, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2020	$1,423
Other comprehensive income before
reclassification	(732)

Amounts reclassified from accumulated
other comprehensive income (b)	636

Net current-period other comprehensive income	(96)

Ending Balance at October 31, 2020	$1,327

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $827 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $191.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended November 2, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 3, 2019	$1,194
Other comprehensive income before
reclassifications	(165)

Amounts reclassified from accumulated
other comprehensive income (b)	140

Net current-period other comprehensive income	(25)

Ending Balance at November 2, 2019	$1,169

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended November 2, 2019:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 2, 2019	$(77)
Other comprehensive income before
reclassifications	1,067

Amounts reclassified from accumulated
other comprehensive income (b)	179

Net current-period other comprehensive income	1,246

Ending Balance at November 2, 2019	$1,169

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 31, 2020, the Company had an unsecured revolving credit agreement to borrow $35.0 million less the balance of any revocable letters of credit as discussed below. On June 2, 2020, the Company signed an amendment extending the revolving credit agreement through May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 31, 2020. There were no borrowings outstanding under this credit facility as of October 31, 2020 or February 1, 2020. The weighted average interest rate under the credit facility was zero at October 31, 2020 due to no borrowings outstanding.

At October 31, 2020 and February 1, 2020, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 33 states as of October 31, 2020, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a separate subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 31, 2020	Retail	Credit	Total	October 31, 2020	Retail	Credit	Total

Revenues	$150,203	$588	$150,791	Revenues	$417,616	$2,077	$419,693
Depreciation	3,618	1	3,619	Depreciation	11,112	1	11,113
Interest and other income	(791)	-	(791)	Interest and other income	(3,603)	-	(3,603)
Income/(Loss) before income taxes	(13,559)	233	(13,326)	Income/(Loss) before income taxes	(62,851)	943	(61,908)
Capital expenditures	1,428	-	1,428	Capital expenditures	11,228	-	11,228

Three Months Ended				Nine Months Ended
November 2, 2019	Retail	Credit	Total	November 2, 2019	Retail	Credit	Total

Revenues	$190,637	$886	$191,523	Revenues	$631,751	$2,705	$634,456
Depreciation	3,843	1	3,844	Depreciation	11,522	1	11,523
Interest and other income	(1,662)	-	(1,662)	Interest and other income	(4,491)	-	(4,491)
Income/(Loss) before income taxes	5,571	465	6,036	Income/(Loss) before income taxes	44,251	1,357	45,608
Capital expenditures	2,729	-	2,729	Capital expenditures	4,946	-	4,946

	Retail	Credit	Total

Total assets as of October 31, 2020	$543,827	$47,044	$590,871
Total assets as of February 1, 2020	636,503	48,473	684,976

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Payroll	$135	$164	$417	$478
Postage	85	110	278	351
Other expenses	134	146	438	518
Total expenses	$354	$420	$1,133	$1,347

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 6 – STOCK-BASED COMPENSATION:

As of October 31, 2020, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of October 31, 2020:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
October 31, 2020	-	3,951,558	3,951,558

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 31, 2020 and February 1, 2020, there was $11,778,000 and $11,900,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.4 years and 2.2 years, respectively. The total compensation expense during the three and nine months ended October 31, 2020 was $1,082,000 and $2,941,000, respectively, compared to $1,211,000 and $3,351,000, respectively, for the three and nine months ended November 2, 2019. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended October 31, 2020:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at February 1, 2020	942,562	$19.55
Granted	335,317	11.11
Vested	(129,682)	34.01
Forfeited or expired	(114,326)	16.55
Restricted stock awards at October 31, 2020	1,033,871	$15.33

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 31, 2020 and November 2, 2019, the Company sold 48,191 and 44,330 shares to employees at an average discount of $1.43 and $2.24 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $69,000 and $99,000 for the nine months ended October 31, 2020 and November 2, 2019, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of October 31, 2020 and February 1, 2020:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 31, 2020	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$29,034	$-	$29,034	$-
Corporate Bonds	63,167	-	63,167	-
U.S. Treasury/Agencies Notes and Bonds	20,265	-	20,265	-
Cash Surrender Value of Life Insurance	10,538	-	-	10,538
Asset-backed Securities (ABS)	19,996	-	19,996	-
Corporate Equities	1,515	1,515	-	-
Certificates of Deposit	-	-	-	-
Total Assets	$144,515	$1,515	$132,462	$10,538

Liabilities:
Deferred Compensation	(10,428)	-	-	(10,428)
Total Liabilities	$(10,428)	$-	$-	$(10,428)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 31, 2020 and February 1, 2020. The state, municipal and corporate bonds have contractual maturities which range from two weeks to five years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two weeks to three years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at October 31, 2020, the Company had $1.5 million of corporate equities and deferred compensation plan assets of $10.5 million. At February 1, 2020, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of October 31, 2020 and February 1, 2020 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2020	$10,517
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	21
Included in other comprehensive income	-
Ending Balance at October 31, 2020	$10,538

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2020	$(10,391)
Additions	157
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(194)
Included in other comprehensive income	-
Ending Balance at October 31, 2020	$(10,428)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first nine months of 2020 of 36.7% (Benefit) compared to 14.3% (Expense) for the first nine months of 2019. The increase in the effective tax rate for the first nine months was primarily due to the federal net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and release of reserves for uncertain tax positions due to expiration of statute of limitations, offset by valuation allowances against state income net operating losses, less income tax credits, and an upward adjustment in the reserves for uncertain tax positions specific to state income taxes recorded in the first quarter of 2020.

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

The annual effective tax rate for the current fiscal year is impacted by the ability to carryback federal net operating losses due to the CARES Act, partially offset by changes in management’s judgment regarding the ability to realize deferred tax assets, primarily state income net operating losses generated in the current fiscal year. The Company has factored the realizability of these deferred tax assets generated as a result of projected current year losses into its estimated annual effective rate for the current year. To the extent that actual results and/or events differ from the predicted results, the Company may continue to see effects on the annual effective tax rate.

Further, the CARES Act allows the Company to carryback losses to 2015; therefore, the Company has recorded $27.0 million of estimated refunds calculated through the third quarter of 2020 in Accounts receivable in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. The Company estimated uncollectible amounts of $,311000 and $,670000 for the nine months ended October 31, 2020 and November 2, 2019, respectively, on sales purchased on the Company’s proprietary credit card of $11.1 million and $20.3 million for the nine months ended October 31, 2020 and November 2, 2019, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	October 31, 2020	February 1, 2020

Proprietary Credit Card Receivables, net	$10,241	$15,241
Gift Card Liability	$6,021	$7,658

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

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

The components of lease cost are shown below (in thousands):

	Three Months Ended
	October 31, 2020	November 2, 2019

Operating lease cost (a)	$17,665	$16,677
Variable lease cost (b)	$480	$466
ASC 840 prepaid rent expense (c)	$-	$39

(a) Includes right-of-use asset amortization of ($0.8) million and ($1.0) million for the three months ended October 31, 2020 and November 2, 2019, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

	Nine Months Ended
	October 31, 2020	November 2, 2019

Operating lease cost (a)	$52,522	$43,074
Variable lease cost (b)	$999	$1,580
ASC 840 prepaid rent expense (c)	$-	$6,051

(a) Includes right-of-use asset amortization of ($3.5) million and ($3.9) million for the nine months ended October 31, 2020 and November 2, 2019, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	October 31, 2020	November 2, 2019

Cash paid for amounts included in the measurement of lease liabilities	$16,109	$15,503
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$(1,825)	$2,758

	Nine Months Ended
	October 31, 2020	November 2, 2019

Cash paid for amounts included in the measurement of lease liabilities	$47,554	$40,921
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$29,659	$3,360

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	October 31, 2020	November 2, 2019

Weighted-average remaining lease term	2.7 years	2.4 years
Weighted-average discount rate	4.14%	4.64%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2020 (a)	$17,155
2021	57,224
2022	41,927
2023	30,536
2024	19,546
Thereafter	47,987
Total lease payments	214,375
Less: Imputed interest	21,929
Present value of lease liabilities	$192,446

(a) Excluding the 9 months ended October 31, 2020.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1	1.1	1.3	1.1
Total revenues	101.1	101.1	101.3	101.1
Cost of goods sold (exclusive of depreciation)	73.3	62.6	78.6	61.3
Selling, general and administrative (exclusive of depreciation)	34.8	34.2	35.8	31.3
Depreciation	2.4	2.0	2.7	1.8
Interest and other income	(0.5)	(0.9)	(0.9)	(0.7)
Income/(loss) before income taxes	(8.9)	3.2	(14.9)	7.3
Net income/(loss)	(2.4)	3.2	(9.5)	6.2

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

COVID-19 Update

The COVID-19 pandemic has created, and may continue to create, challenges and uncertainties for our business. In the first quarter of fiscal 2020, the pandemic resulted in state and local orders mandating store closures and other measures to mitigate the spread of the virus. Recently reported increases in infection rates in many areas and the onset of cooler weather raise the possibility of increased or renewed governmental measures to reduce public activity and gatherings in order to mitigate the spread of the virus, as well as continued adverse effect on consumer confidence. Responses by customers, government and the private sector have and will likely continue to adversely impact our business operations for the remainder of fiscal 2020 and possibly beyond. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Beginning March 19, 2020, the Company temporarily closed all Cato, It’s Fashion, It’s Fashion Metro and Versona stores. In addition, the Company suspended its quarterly dividend, significantly reduced capital expenditures and reduced its SG&A expense through the reduction of non-payroll expenses, as well as furloughed associates and in certain instances eliminated positions primarily at its corporate office. Beginning on May 1, 2020, the Company began to re-open stores based on the pertinent state and local orders. As of June 15, 2020, all stores have re-opened. Although all stores have re-opened, stores are operating at reduced hours and stores may be temporarily closed or subject to further operating restrictions in compliance with local regulations or in response to public health guidance due to COIVD-19. There is significant uncertainty around the duration, breadth and severity of continued business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and associate staffing for our stores. At this time, the possible effects of national, state or local action, legislation, guidelines or programs that attempt to mitigate the spread of COVID-19 or address its economic effects on our customers, suppliers or the Company are also uncertain.

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

Comparison of the Three and Nine Months ended October 31, 2020 with November 2, 2019

Total retail sales for the third quarter were $149.2 million compared to last year’s third quarter sales of $189.4 million, a 21% decrease. The Company’s sales decrease in the third quarter of fiscal 2020 is primarily due to a 23% decrease in same-store sales, partially offset by sales from new store openings. Sales in the third quarter were negatively impacted by reduced operating hours compared to 2019, higher amounts of markdowns and temporary store closings due to COVID-19 cases and hurricanes. For the nine months ended October 31, 2020, total retail sales were $414.3 million compared to last year’s comparable nine month sales of $627.8 million, a 34% decrease. Sales in the first nine months of fiscal 2020 decreased primarily due to a 35% decrease in same-store sales, partially offset by sales from new store openings. Sales for the nine months ended October 31, 2020 were negatively impacted primarily by store closures in the first quarter, phased re-opening of stores in the second quarter, reduced store hours and high amounts of markdowns. Same-store

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 6% of sales for the nine months ended October 31, 2020 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $150.8 million and $419.7 million for the three and nine months ended October 31, 2020, compared to $191.5 million and $634.5 million for the three and nine months ended November 2, 2019, respectively. The Company operated 1,347 stores at October 31, 2020 compared to 1,298 stores at the end of last year’s third quarter. During the first nine months of fiscal 2020, the Company closed 10 stores. In total, the Company opened 76 stores, which had leases prior to the COVID-19 pandemic, and expects to close approximately 40 stores in fiscal 2020.

Credit revenue of $0.6 million represented 0.4% of total revenues in the third quarter of fiscal 2020, compared to 2019 credit revenue of $0.9 million or 0.5% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.4 million in the third quarter of fiscal 2020, compared to last year’s third quarter expense of $0.4 million.

Other revenue in total, as included in total revenues, was $1.6 million and $5.4 million for the three and nine months ended October 31, 2020, respectively, compared to $2.2 million and $6.7 million for the prior year’s comparable three and nine month periods. The overall decrease in the three and nine months ended October 31, 2020 is primarily due to decreases in finance and layaway charges, partially offset by increases in e-commerce shipping revenues.

Cost of goods sold was $109.4 million, or 73.3% of retail sales and $325.7 million, or 78.6% of retail sales for the three and nine months ended October 31, 2020, respectively, compared to $118.6 million, or 62.6% of retail sales and $385.1 million, or 61.3% of retail sales for the comparable three and nine month periods of fiscal 2019. The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2020 resulted primarily from an increase in markdown sales due to liquidating spring and summer merchandise, goods marked out of stock, and deleveraging occupancy, distribution and buying costs. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 43.7% to $39.8 million for the third quarter of fiscal 2020 and decreased by 63.5% to $88.5 million for the first nine months of fiscal 2020, compared to $70.7 million and $242.7 million for the prior year’s comparable three and nine months of fiscal 2019. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $51.9 million, or 34.8% of retail sales and $148.4 million, or 35.8% of retail sales for the third quarter and first nine months of fiscal 2020, respectively, compared to $64.7 million, or 34.2% of retail sales and $196.7 million, or 31.3% of retail sales for the prior year’s comparable three and nine month periods. The overall decrease in SG&A expense for the third quarter is primarily attributable to lower store expenses due to reduced store operating hours, lower corporate expenses and elimination of incentive compensation, partially offset by an increase in store impairment charges. For the first nine months of fiscal 2020, the overall

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decrease in SG&A expense was primarily attributable to lower store expenses due to stores being closed, phased store re-opening in the second quarter, reduced store operating hours, lower corporate expenses and reduction of incentive compensation, partially offset by higher store impairment charges.

Depreciation expense was $3.6 million, or 2.4% of retail sales and $11.1 million, or 2.7% of retail sales for the third quarter and first nine months of fiscal 2020, respectively, compared to $3.8 million, or 2.0% of retail sales and $11.5 million or 1.8% of retail sales for the comparable three and nine month periods of fiscal 2019, respectively.

Interest and other income was $0.8 million, or 0.5% of retail sales and $3.6 million, or 0.9% of retail sales for the three and nine months ended October 31, 2020, respectively, compared to $1.7 million, or 0.9% of retail sales and $4.5 million, or 0.7% of retail sales for the comparable three and nine month periods of fiscal 2019, respectively. The decrease for the first nine months of fiscal 2020 compared to 2019 is primarily attributable to a decrease in short-term investments and lower interest rates.

Income tax benefit was $9.7 million and $22.7 million for the third quarter and first nine months of fiscal 2020, respectively, compared to income tax expense of $0.1 million and $6.5 million for the comparable three and nine month periods of fiscal 2019, respectively. For the first nine months of 2020, the Company’s effective tax rate was 36.7% (Benefit) compared to 14.3% (Expense) for the first nine months of 2019. The increase in the 2020 year-to-date tax rate was primarily due to the federal net operating loss carryback provisions of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and release of reserves for uncertain tax positions due to expiration of statute of limitations, offset by valuation allowances against state income net operating losses, less income tax credits, and an increase in the reserves for uncertain tax positions specific to state income taxes recorded in the first quarter of 2020.

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

The annual effective tax rate for the current fiscal year is impacted by the ability to carryback federal net operating losses due to the CARES Act, partially offset by changes in management’s judgment regarding the ability to realize deferred tax assets, primarily state income net operating losses generated in the current fiscal year. The Company has factored the realizability of these deferred tax assets generated as a result of projected current year losses into its estimated annual effective rate for the current year. To the extent that actual results and/or events differ from the predicted results, the Company may continue to see effects on the annual effective tax rate.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2020 and the next 12 months.

Cash used by operating activities during the first nine months of fiscal 2020 was $26.1 million as compared to $49.3 million provided in the first nine months of fiscal 2019. Cash used by operating activities for the first nine months of fiscal 2020 was primarily attributable to net losses adjusted for depreciation and changes in

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

working capital. The decrease in cash provided of $75.4 million for the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 was primarily due to a net loss versus net income, an increase in accounts receivable primarily related to income taxes and an increase in prepaid expenses, partially offset by lower merchandise inventories and store impairment charges.

At October 31, 2020, the Company had working capital of $117.8 million compared to $163.5 million at February 1, 2020. The decrease in working capital is primarily due to reduction in short-term investments and lower inventories, partially offset by higher accounts receivables and lower accrued liabilities.

At October 31, 2020 and February 1, 2020, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit discussed below. The revolving credit agreement is committed until May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 31, 2020. There were no borrowings outstanding under the credit facility as of October 31, 2020 and February 1, 2020.

Expenditures for property and equipment totaled $11.2 million in the first nine months of fiscal 2020, compared to $4.9 million in last fiscal year’s first nine months. The expenditures for the first nine months of fiscal 2020 were primarily for additional investments in stores, distribution center and information technology. For the full fiscal 2020 year, the Company expects to invest approximately $13.0 million for capital expenditures.

Net cash provided by investing activities totaled $57.9 million in the first nine months of fiscal 2020 compared to $22.2 million used in investing activities in the comparable period of 2019. The increase in net cash provided in 2020 is primarily attributable to the increase in net sales of short-term investments, partially offset by expenditures for property and equipment.

Net cash used in financing activities totaled $24.3 million in the first nine months of fiscal 2020 compared to $28.9 million used in the comparable period of fiscal 2019. The decrease was primarily due to lower dividend payments, partially offset by higher share repurchase amounts.

As of October 31, 2020, the Company had 691,856 shares remaining in open authorizations under its share repurchase program. The Company temporarily suspended dividends in the first quarter of 2020.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 31, 2020 and February 1, 2020. The state, municipal and corporate bonds have contractual maturities which range from two weeks to five years. The U.S. Treasury Notes and Certificates of Deposit have contractual maturities which range from two weeks to three years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at October 31, 2020, the Company had $1.5 million of corporate equities and deferred compensation plan assets of $10.5 million. At February 1, 2020, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $10.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has adversely impacted the Company's business, financial condition and operating results through the first nine months of fiscal 2020, and we expect that it will continue to do so throughout the remainder of fiscal 2020 and possibly beyond. Adverse financial impacts associated with the outbreak include, but are not limited to, (i) lower net sales in markets affected by the actual or potential outbreak, whether due to state and local orders to close stores, reductions in store traffic and customer demand, labor shortages, or all, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

The spread of COVID-19 has caused state and local governments to issue orders mandating store closures and other measures to mitigate the spread of the virus. In addition public health officials have issued precautions and guidance intended to reduce the spread of the virus, including particular cautions about congregating in large groups or heavily populated areas, such as malls and shopping centers. We temporarily closed all Cato, It’s Fashion, It’s Fashion Metro and Versona stores March 19, 2020. Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders. As of June 15, 2020, all stores have re-opened, but are operating at reduced hours. Recently reported increases in infection rates in many areas and the onset of cooler weather raise the possibility of increased or renewed governmental measures or public health guidance to reduce public activity and gatherings in order to mitigate the spread of the virus, as well as continued adverse effect on consumer confidence. There is significant uncertainty around the breadth and severity of business disruptions related to COVID-19, as well as its impact on the global and U.S. economy, consumer willingness to visit malls and shopping centers, and appropriate associate staffing levels for our stores. At this time, the possible effects of national, state or local action, legislation, guidelines or programs that attempt to mitigate the spread of COVID-19 or address its economic effects on our customers, suppliers or the Company are also uncertain.

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

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended October 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2020	85,175	$7.16	85,175
September 2020	217,670	7.93	217,670
October 2020	733,765	7.04	733,765
Total	1,036,610	$7.24	1,036,610	691,856

(1) Prices include trading costs.

(2) As of August 1, 2020, the Company’s share repurchase program had 728,466 shares remaining in open authorizations. During the third quarter ended October 31, 2020, the Company repurchased and retired 1,036,610 shares under this program for approximately $7,504,520 or an average market price of $7.24 per share. On August 27, 2020, the Board of Directors authorized an increase in the Company’s share repurchase program of 1 million shares. As of October 31, 2020, the Company had 691,856 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program. Additionally, on November 19, 2020, the Board of Directors authorized an increase in the Company’s share repurchase program of 1.5 million shares.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Nine Months Ended October 31, 2020 and November 2, 2019; (ii) Condensed Consolidated Balance Sheets at October 31, 2020 and February 1, 2020; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2020 and November 2, 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended October 31, 2020 and November 2, 2019; and (v) Notes to Condensed Consolidated Financial Statements.

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

THE CATO CORPORATION

November 24, 2020	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 24, 2020	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer