Form 10-K
period 2021-01-30
CATO CORP
filed 2021-03-29
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form
10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
January 30, 2021

or
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
1-31340

The Cato Corporation
Registrant

Delaware

56-0484485
State of Incorporation

I.R.S. Employer Identification Number

8100 Denmark Road
Charlotte
,
North Carolina
28273-5975
Address of Principal Executive Offices

704
/
554-8510
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

Emerging Growth Company
☐
Non-accelerated filer ☐

Smaller reporting company
☐

If an emerging

growth company,

indicate by check

mark if the

registrant has

elected not to

use the extended

transition period

for

complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant

has filed a report on and attestation

to its management’s assessment

of the
effectiveness of

its internal control

over financial reporting

under Section 404(b)

of the Sarbanes

-Oxley Act (15

U.S.C. 7262(b))

by
the registered public accounting firm that prepared or issued its audit report.
☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes

☐

No
☑

The aggregate

market value

of the

Registrant’s Class

A Common

Stock held

by non-affiliates

of the

Registrant as

of August

1,
2020, the last

business day of

the Company’s

most recent second

quarter, was $
234,143,784

based on the

last reported sale

price per
share on the New York

Stock Exchange on that date.

As of January

30, 2021, there

were
20,839,795

shares of Class

A common stock

and
1,763,652

shares of Class

B common stock
outstanding.
DOCUMENTS INCORPORATED

BY REFERENCE

Portions of the proxy statement relating to the 2021 annual meeting of shareholders are incorporated by reference into the
following part of this annual report:

Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION

FORM 10-K

TABLE OF CONTENTS

Page

PART

I
Item 1.

Business ..........................................................................................................................

5 – 10

Item 1A.
Risk Factors ....................................................................................................................

10 – 20
Item 1B.
Unresolved Staff Comments ...........................................................................................

20
Item 2.

Properties ........................................................................................................................

20

Item 3.

Legal Proceedings ...........................................................................................................

21

Item 3A.

Executive Officers of the Registrant ...............................................................................

22

Item 4.
Mine Safety Disclosures .................................................................................................

22

PART

II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities ........................................................................................

23 – 25

Item 6.

Selected Financial Data ..................................................................................................

26

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................................................................

27 – 33

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk ........................................

33

Item 8.

Financial Statements and Supplementary Data ..............................................................

34 – 62

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure .......................................................................................................................

63

Item 9A.

Controls and Procedures .................................................................................................

63

Item 9B.
Other Information ...........................................................................................................

63

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance .............................................

64

Item 11.

Executive Compensation ................................................................................................

65

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters ........................................................................................................

65

Item 13.

Certain Relationships and Related Transactions, and Director Independence ...............

65

Item 14.

Principal Accountant Fees and Services .........................................................................

65

PART

IV
Item 15.

Exhibits and Financial Statement Schedules ..................................................................

66 – 70

Item 16.
Form 10-K

Summary ………………………………………………………………….
68

Forward-looking Information

The following information

should be

read along with

the Consolidated Financial

Statements,
including the accompanying

Notes appearing in

this report. Any

of the following

are “forward-looking”
statements within the meaning of Section 27A of the Securities Act of 1933, as amended,

and Section 21E
of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-K and any documents
incorporated by

reference that

reflect projections

or expectations

of our

future financial

or economic
performance; (2) statements that

are not

historical information; (3)

statements of our

beliefs, intentions,
plans and

objectives for future

operations, including those

contained in “Managemen

t’s Discussion

and
Analysis of Financial

Condition and Results

of Operations”; (4)

statements relating to

our operations or
activities for

our fiscal

year ending

January 29,

2022 (“fiscal

2021”) and

beyond, including,

but not
limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures, statements

regarding the potential impact of

the COVID-19 pandemic and

related
responses and mitigation efforts on our business, results of operations and financial condition and
statements regarding

new store

development strategy

;

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

including but

not limited

to tariffs;
uncertainties regarding the

impact of any

governmental action regarding,

or responses to,

the foregoing
conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion

trends and

consumer demands;

our ability

to successfully

implement our

new store
development strategy to increase

new store openings and

our ability of

any such new stores

to grow and
perform as expected;

adverse weather,

public health threats

(including the

global coronavirus (COVID-
19) pandemic) or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand,

including the

ability to

liquidate excess

inventory at

anticipated margins;

and other
factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the fiscal
year ended January

30, 2021 (“fiscal

2020”), as amended

or supplemented, and

in other

reports we file
with or

furnish to

the Securities

and Exchange

Commission (“SEC”)

from time

to time.

We do

not
undertake, and expressly

decline, any obligation

to update

any such forward-

looking information
contained in this report, whether as a result of new information, future events,

or otherwise.

As used herein, the

terms “we,” “our,”

“us”, the “Company” or

“Cato” include The Cato

Corporation
and its subsidiaries, unless the context indicates another meaning and except that when used with reference to

common stock or

other securities

described herein

and in

describing the

positions held

by
management of the

Company, such

terms include only The

Cato Corporation.

Our website is

located at
www.catofashions.com where

we make

available, free

of charge,

our annual

reports on

Form 10-K,
quarterly reports on

Form 10-Q, current reports

on Form 8-K, proxy statements

and other reports
(including amendments to

these reports)

filed or

furnished pursuant to

Section 13(a) or 15(d)

under the
Securities Exchange Act

of 1934. These

reports are available

as soon as

reasonably practicable after

we
electronically file these

materials with the

SEC. We

also post on

our website the

charters of our

Audit,
Compensation and Corporate Governance

and Nominating Committees; our

Corporate Governance
Guidelines; Code of Business Conduct and Ethics and

Code of Ethics for the Principal Executive Officer,
Principal Financial Officer and

Principal Accounting Officer and

any amendments or waivers

thereto for

any of our directors or executive officers; and any other publicly available corporate governance materials contemplated by

SEC or

New York

Stock Exchange

regulations.

The information

contained on

our
website, www.catofashions.com
, is not,

and should in no

way be construed as,

a part of this

or any other
report that we filed with or furnished to the SEC.

PART

I

Item 1.

Business:

Background

The Company,

founded in

1946, operated

1,330 fashion specialty

stores at

January 30,

2021, in

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

represented 5% of

retail sales in
fiscal 2020.

See Note 14

to the

Consolidated Financial Statements,

“Reportable Segment Information,”
for a discussion of information regarding the Company’s two reportable segments: retail and credit.

The Company

has operated

Cato-branded retail

stores for

approximately 75

years.

The Company
originated as a family-owned business and made its

first initial public offering of stock

in 1968.

In 1980,
the Company went private and in 1987 again conducted an initial public offering.

Business Strategy

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

men’s and

kids sizes,

toddler to boys

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

and Layaway Programs
.

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

of other

retailers, regularly

communicate with

store operations

associates and
frequently confer

with key

vendors.

The Company

also takes

aggressive markdowns

on slow-

selling
merchandise and typically does not carry over merchandise to the next season.

Purchasing, Allocation and Distribution

Although the Company purchases

merchandise from approximately 540 suppliers,

most of its
merchandise is purchased

from approximately 100

primary vendors. In

fiscal 2020,

purchases from the
Company’s largest

vendor accounted

for approximately

10% of

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

Southeast Asia

.

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

is manufactu

red overseas,

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

merchandise; changes, disru

ptions, cost

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

or the

flow of

goods into

or out

of Charlotte,

North Carolina.

See “Risk

Factors –
Risks Relating To

Our Information Te

chnology and Related

Systems – A

disruption or shutdown

of our
centralized distribution center

or transportation network could

materially and adversely

affect our
business and results of operations.”

Advertising

The Company

uses television,

in-store signage,

graphics, a

Company website,

two e-

commerce
websites and

social media

as its

primary advertising

media.

The Company’s

total advertising
expenditures were

approximately 0.8%,

0.7% and

0.7% of

retail sales

for fiscal

years 2020,

2019 and
2018, respectively.

Store Operations

The Company’s store

operations management team consists of

three territorial managers, 12

regional
managers and 110 district managers. Regional

managers receive a salary plus a bonus based

on achieving
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
associates are eligible

for monthly and

semi-annual bonuses based

on achieving targeted

goals for their
respective store’s sales increases and shrinkage control.

Store Locations

Most of the

Company’s stores

are located in

the southeastern United

States in a

variety of markets
ranging from

small towns

to large

metropolitan areas

with trade

area popula

tions of

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

The Company’s

store development

activities consist

of opening

new stores

in new

and existing
markets, relocating

selected existing

stores to

more desirable

locations in

the same

market area

and
closing underperforming stores. The following table sets forth information with respect to the Company’s
development activities since fiscal 2016:

Store Development
Number of Stores
Beginning of Number Number Number of Stores
Fiscal Year Year Opened Closed End of Year
2016………………….……...…………. 1,372

8

9 1,371
2017………………….……...…………. 1,371

6

26 1,351
2018……………………….……...……. 1,351

-

40 1,311
2019…………....………….……...……. 1,311

5

35 1,281
2020………….………...….……...……. 1,281

76

27 1,330

The Company periodically reviews

its store base to

determine whether any particular

store should be
closed based on its sales trends

and profitability. The

Company intends to continue this review process

to
identify underperforming stores.

Credit and Layaway

Credit Card Program

The Company offers its own credit card, which accounted for 2.7%, 3.3% and 3.3% of retail sales in
fiscal 2020, 2019 and 2018, respectively. The Company’s net bad debt expense was 3.6%, 3.2% and 3.8%
of credit sales in fiscal 2020, 2019 and 2018, respectively.

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

completely pays for

layaway merchandise.

Administrative fees are

recognized in

the period

in
which the layaway is

initiated.

Recognition of restocking fees

occurs in the

accounting period when the
customer defaults

on the

layaway purchase.

Layaway sales

represented approximately 2.8%,

4.1% and
4.0% of retail sales in fiscal 2020, 2019 and 2018, respectively.

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

Regulation

The Company’s

business and

operations subject

it to

a wide

range of

local, state,

national and
international laws and

regulations in a

variety of areas,

including but not

limited to, trade,

licensing and
permit requirements,

import and

export matters,

privacy and

data protection,

credit regulation,
environmental matters,

recordkeeping and

information management,

tariffs, taxes,

intellectual property
and anti-corruption.

Though compliance with these laws and

regulations has not had a

material effect on
the capital expenditures, results

of operations or competitive

position of the Company

in fiscal 2020,

the
Company faces ongoing

risks related

to its

efforts to

comply with

these laws and

regulations and

risks
related to

noncompliance, as

discussed generally

below throughout

the “Risk

Factors” section

and in
particular under

“Risk Factors – Risks Relating to Accounting and

Legal Matters

– Our business
operations subject

us to

legal compliance

and litigation

risks, as

well as

regulations and

regulatory
enforcement priorities,

which could result

in increased costs

or liabilities, divert our management’s
attention or otherwise adversely affect our business, results of operations and financial condition.”

Human Capital

As of January 30,

2021, the Company employed approximately

7,400 full-time and part-time
associates. The Company also

employs additional part

-time associates during

the peak retailing

seasons.
The Company’s full-time team

associates are engaged in various

executive, operating, and administrative
functions in the

Home Office and

distribution center and

the remainder are

engaged in store

operations.
The Company is not

a party to any

collective bargaining agreements and

considers its associate relations
to be

good. The

Company offers

a broad

range of

Company paid

benefits to

its associates

including
medical and dental

plans, paid vacation,

a 401(k) plan,

Employee Stock Purchase

Plan, Employee Stock
Ownership Plan, disability insurance, associate assistance programs, life insurance and an associate
discount. The

level of

benefits and

eligibility vary

depending on

the associate’s

full-time or

part-time
status, da

te of

hire, length

of service

and level

of pay.

The Company

promotes diversity,

provides
opportunities for

advancement, and

treats all

of its

associates with

dignity and

respect. The

Company

constantly strives

to improve

its training

programs to

develop associates.

Over 80%

of store

and field
management are

promoted from

within, allowing

the Company

to internally

staff its

store base.

The
Company has training

programs at each

level of store

operations. The Company

also performs ongoing
reviews of its safety protocols,

including extensive efforts undertaken during the

COVID-19 pandemic to
ensure the health and safety of

its associates by performing frequent cleanings, ensuring

social distancing
and providing masks for all of its stores.

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

or persist,

our
business, financial condition and ope

rating results could be

materially and adversely affected,

the trading
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

Risks Relating to the COVID-19 Pandemic:

The outbreak and persistence of the COVID-19 pandemic

has and will adversely affect our business,
financial condition and results of operations.

The COVID

-19 pandemic

has adversely

impacted the

Company's business,

financial condition

and
operating results

through fiscal

2020, and

we expect

that it

will continue

to do

so in

fiscal 2021

and
possibly beyond. Adverse

financial impacts associated

with the outbreak

include, but are

not limited to,
(i) lower net

sales in markets

affected by the

actual or potential

outbreak, whether due to

state and local
orders to

close stores,

reductions in

store traffic

and customer

demand,

labor shortages,

or all

of these
factors, (ii) lower net sales caused

by the delay of inventory production and fulfillment,

(iii) and

incremental costs

associated with

efforts to

mitigate the

effects of

the outbreak,

including increased
freight and logistics costs and other expenses.

The COVID

-19 pandemic

has caused

state and

local governments

to issue

orders mandating

store
closures and other

measures to mitigate

the spread of

the virus. In

addition, public health

officials have
issued precautions and

guidance intended to

reduce the spread

of the virus,

including particular cautions
about congregating in

large groups

or heavily populated

areas, such as

malls and shopping

centers. We
temporarily closed

all Cato,

It’s Fashion,

It’s Fashion

Metro and

Versona

stores on

March 19,

2020.
Beginning on May 1, 2020, we began to re-open stores based on the pertinent state and local orders. As of
June 15, 2020,

all stores

were re-opened,

but our stores

have been and continue

to operate at reduced

hours.
Periodic

increases

in infection

rates in

communities

where our

stores are

located

may prompt

further
governmental

measures

or public

health guidance

to reduce

public activity

and gatherings

in order

to mitigate
the spread of the virus,

and may also continue

to adversely

affect consumer

confidence.

There continues to
be significant uncertainty

regarding the breadth

,

severity and duration

of business disruptions

related to
COVID-19, as well as its impact on the global and U.S. economy, consumer willingness to visit malls and shopping centers,

and its

impact on

appropriate associate

staffing levels

for our

stores. The

status and
effects of

national, state

or local

action, initiatives,

legislation, guidelines

or programs

that attempt

to
mitigate the

spread of

COVID-19 or

address its

economic effects

on our

customers, suppliers

or the
Company also remain fluid.

While the Company currently

anticipates that our

results for fiscal

2021 and possibly beyond

will be
adversely impacted,

the extent

to which

COVID-19 impacts the

Company’s results

will depend

on the
course of future developments, which are highly uncertain,

including the relative speed and success of, as
well as

public confidence

in, mitigation

measures such

as the

current effort

to vaccinate

substantial

portions of the

U.S. and global

population, emerging information

regarding variants of

the virus or

new
viruses and their

potential impact on

current mitigation efforts,

public attitudes toward

continued
compliance with containment

and mitigation measures, and

possible new information and

understanding
that could alter the course and duration of current measures to combat the spread of

the virus.

It is also possible

the COVID-19 pandemic may

result in longer term

behavioral changes by
customers and

others that

could adversely

affect our

business, including

but not

limited to

a consumer
shift to greater reliance

on online versus in-person shopping,

which could reduce traffic

to our stores and
more broadly

to the

strip shopping

centers and

malls in

which most

of our

stores are

located and
disadvantage us relative to competitors

who are better established in

e-commerce sales, and reductions in
face-to-face work, travel and socializing occasions, which may lead customers to less frequently desire or
perceive the need to update their wardrobes.

The far-reaching impacts of the COVID-19 pandemic may also intensify other risks we discuss in this
report and other filings we make from time to time with the SEC.

Future outbreaks of

disease or

similar public

health threats,

or the

fear of

such an

occurrence, may
also have a material adverse effect on the Company’s business, financial condition and operating results.

Risks Relating to Our Business:

Unusual weather, natural disasters,

public health threats or similar events may adversely affect our sales or
operations.

Extreme changes

in weather,

natural disasters,

public health

threats or

similar events

can influence
customer trends and

shopping habits.

For example, heavy

rainfall or other

extreme weather conditions

,
including but

not limited

to winter

weather over

a prolonged

period, might

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

COVID-19 pandemic)

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

A significant amount of our

merchandise is manufactured overseas, principally in Southeast

Asia. We
directly import some of this merchandise and indirectly import the remaining merchandise from domestic
vendors who acquire

the merchandise from

foreign sources. Further,

our third-party vendors

are
dependent on

materials primarily

sourced from

China.

As a

result, political

unrest, labor

disputes,
terrorism, public health

threats, including but

not limited

to communicable diseases

(such as

the global
COVID-19 pandemic), financial or other forms of

instability or other events resulting in

the disruption of
trade from

countries affecting

our supply

chain, increased

security requirements

for imported
merchandise, or

the imposition of,

or changes in,

laws, regulations or

changes in duties,

quotas, tariffs,
taxes or governmental policies regarding these matters or other factors affecting the availability or cost of
imports, could cause

significant delays or

interruptions in the

supply of our

merchandise or increase

our
costs. We

are also

subject to

supply chain

disruptions affecting

ocean freight,

including lack

of ocean

container ship

capacity, lack

of equipment

such as

containers, port

congestion and

other conditions
impacting ocean

freight.

We also

are subject

to domestic

supply chain

disruptions,

including lack

of
domestic intermodal

transportation (trucks

and drivers),

domestic port

congestion and

other conditions
that ma

y

impact domestic

supply chain.

These supply

chain risks

may result

in both

higher costs

to
transport our merchandise and delayed merchandise arrivals to our stores, which may adversely affect our ability to

sell this

merchandise and

increase markdowns

of it.

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

on third-

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
to perform as

we expect,

our business,

results of

operations and financial

condition could

be adversely
affected.

Activities conducted

by us

or on

our behalf

outside the

United States

further subject

us to
numerous U.S. and international regulations and compliance risks, as discussed below under “Risk
Factors – Risks

Relating to Accounting

and Legal Matters

- Our business

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

and malls where we
believe our consumers

and potential consumers

shop.

In addition, our

ability to grow

our revenues has
been substantially dependent on our ability to secure space for and open new stores in attractive locations.

Shopping centers and malls where we currently operate existing stores or seek to open new stores may be
adversely affected by, among other

things, general economic downturns or those particularly affecting the commercial real

estate industry,

the closing

of anchor

stores, changes

in tenant

mix and

changes in
customer shopping preferences, including but not limited to an increase in preference for online versus in-
person shopping.

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

limit our

ability to

open new

stores, adversely

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

affect c

onsumer acceptance

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

The women’s

retail apparel

industry is

highly competitive.

We compete

primarily with

discount
stores, mass

merchandisers, department

stores, off

-price retailers,

specialty stores

and internet-

based
retailers, many of which have substantially greater financial, marketing and other resources than we have.

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

below under “Risk
Factors – Risks

Relating to Accounting

and Legal Matters

- Our business

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
operations.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among other things, prevailing social, economic, political and

public health conditions and uncertainties (such as
matters under debate in the U.S. from time to time regarding budgetary,

spending and tax policies and the
impact of the

global COVID-19 pandemic),

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

Risks Relating to Our Information Technology and Related Systems:

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
processes, as well

as our financial

systems, including accounts

payable, general ledger,

accounts
receivable, sales, banking,

inventory and fixed

assets.

Despite the precautions

we take, our

information
systems are or may be vulnerable to disruption or failure

from numerous events, including but not limited
to, natural disasters, severe weather conditions, power outages, technical malfunctions, cyber-attacks, acts of war

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

operations.

The distribution of

our products is

centralized in one

distribution center in

Charlotte, North Carolina
and distributed

through our

network of

third-party freight

carriers.

The merchandise

we purchase

is
shipped directly to our

distribution center, where it

is prepared for shipment to

the appropriate stores and
subsequently delivered to

the stores

by our

third-party freight carriers.

If the distribution

center or

our
third-party freight carriers were to be

shut down or lose significant capacity

for any reason, including but
not limited to, any of the causes described above under “A failure or disruption relating to our information
technology systems could adversely affect

our business,” our operations would likely

be seriously
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

A security breach that results in unauthorized access to or disclosure of employee, Company or customer
information could adversely affect our costs, reputation

and results of operations, and efforts to mitigate
these risks may continue to increase our costs.

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

such as
those we

use to

process credit

and debit

card payments

as described

below under

“We are

subject to
payment-related risks,”

to properly

handle and

protect such

information. Our

information systems

and
those of our third-party service

providers are subject to ongoing

and persistent cybersecurity threats from
those seeking unauthorized access

through means which are

continually evolving and may be

difficult to
anticipate or detect for long periods

of time.

Despite measures the Company takes to

protect confidential
information against unauthorized

access or disclosure,

which are ongoing

and may continue

to increase
our costs, there

is no assurance

that such measures

will prevent the

compromise of such

information. If
any such compromise

or unauthorized access

to or disclosure

of this information

were to occur,

it could
have a material

adverse effect on

the Company's reputation,

business, operating results,

financial
condition and cash flows.

We are subject to payment

-related risks.

We accept

payments using a

variety of methods,

including third-party credit

cards, our own

branded
credit cards,

debit cards,

gift cards

and physical

and electronic

bank checks.

For existing

and future
payment methods

we offer

to our

customers, we

may become

subject to

additional regulations

and
compliance requirements

(including obligations

to implement

enhanced authentication

processes that
could result in

increased costs and

reduce the ease

of use of

certain payment methods),

as well as

fraud.
For certain payment methods,

including credit and debi

t

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

or com

promised, we

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
provide existing customers the on-

line shopping experience and

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

Our e-commerce platform
may also expose us to

greater potential for security or

data breaches involving the unauthorized access

to
or disclosure of customer information, as discussed

above under “A

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

Risks Relating to Accounting and Legal Matters:

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

From time

to time

the Company

is involved

in litigation

and other

claims against

our business.
Primarily these

arise from our

normal course of

business but

are subject

to risks

and uncertainties,

and
could require

significant management time. The Company’s periodic evaluation of litigation-

related
matters may change our assessment in light of

the discovery of facts with respect to legal

actions pending
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

and anti-

corruption laws,

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

give assurance that these

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

cannot give assurance that

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
1934, the Sarbanes

-Oxley Act of

2002, the rules

of the SEC

and New York

Stock Exchange and

certain
aspects of the Dodd-Frank Wall

Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and
related rule-making that has

been and may continue

to be implemented over

the next several years

under
the mandates of the Dodd-Frank Act. The requirements of

these rules and regulations have increased, and
may continue to increase,

our compliance costs and place significant strain on our pe

rsonnel, systems and
resources. To

satisfy the

SEC’s rules

implementing the

requirements of

Section 404

of the

Sarbanes-
Oxley Act of

2002, we must

continue to document,

test, monitor and

enhance our internal

control over

financial reporting, which is a

costly and time-consuming effort that

must be re-evaluated frequently.

We
cannot give assurance

that our disclosure

controls and procedures

and our internal

control over financial
reporting, as defined by

applicable SEC rules, will

be adequate in the

future. Any failure

to maintain the
effectiveness of

internal control

over financial

reporting or

to comply

with the

other various

laws and
regulations to which

we are and

will continue to

be subject, or

to which we

may become subject

in the
future, as a public company

could have an adverse material impact

on our business, our financial
condition and the

price of our

common stock. In

addition, our efforts

to comply with

these existing and
new requirements could significantly increase our compliance costs.

Risks Relating to Our Investments and Liquidity:

We may experience

market conditions or other events that could adversely

impact the valuation and liquidity
of, and our ability to access, our short-term investments, cash and cash equivalents and our revolving line of
credit.

Our short

-term investments

and cash

equivalents are

primarily comprised of

investments in

federal,
state, municipal and

corporate debt securities.

The value of

those securities may

be adversely impacted
by factors relating to these securities, similar

securities or the broader credit markets in general.

Many of
these factors are beyond

our control, and include

but are not

limited to changes

to credit ratings, rates

of
default, collateral value,

discount rates, and

strength and quality

of market credit

and liquidity,

potential
disruptions in the capital markets

and changes in the underlying economic,

financial and other conditions
that drive these factors.

As federal, state and

municipal entities struggle with declining

tax revenues and
budget deficits, we

cannot be assured

of our ability

to timely access

these investments if

the market for
these issues declines.

Similarly, the

default by issuers of

the debt securities we

hold or similar securities
could impair the liquidity of

our investments.

The development or persistence of

any of these conditions
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

line of credit,

either generally or

on favorable
market terms, may be impacted

by the factors discussed in

the preceding paragraph, as

well as continued
compliance with covenants under our

revolving credit agreement.

The development or persistence of

any
of these adverse

factors or failure to

comply with covenants on

which our borrowing is

conditioned may
adversely affect

our financial

condition, results

of operation

s

and our

ability to

execute our

business
strategy.

Risks Relating to the Market Value of Our Common Stock:

Our operating results are subject to seasonal and quarterly

fluctuations, which could adversely affect the

market price of our common stock.

Our business varies

with general seasonal

trends that are

characteristic of the

retail apparel industry.

As a result,

our stores typically

generate a higher

percentage of our

annual net sales

and profitability in
the first

and second quarters

of our

fiscal year

compared to other

quarters.

Accordingly, our

operating
results for any

one fiscal period

are not necessarily

indicative of

results to be

expected from any

future
period, and

such seasonal

and quarterly

fluctuations could

adversely affect

the marke

t

price of

our
common stock.

The interests of a principal shareholder may limit the ability of other shareholders to influence the direction
of the Company and otherwise affect our corporate

governance.

As of March 29, 2021, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially controlled approximately 48.1% of the voting power of

our common stock.

As a result, Mr.

Cato may be
able to control

or significantly influence

substantially

all matters requiring

approval by the

shareholders,
including the election

of directors and

the approval of

mergers and other

business combinations or other
significant Company

transactions. Mr.

Cato may

have interests

that differ

from those

of other
shareholders, and

may vote

in a

way with

which other

shareholders disagree

or perceive

as adverse

to
their interests.

In addition, the

concentration of voting power

held by Mr.

Cato could have

the effect of
preventing, discouraging

or deferring

a change

in c

ontrol of

the Company,

which could

depress the
market price of our common stock. In the future, if Mr. Cato acquires beneficial control of more than 50%
of the voting power of

our common stock (including as

a result of continued Company stock

repurchases
from time

to time

under our

stock repurchase

program that

would reduce

our outstanding

shares), we
would qualify for

exemption as a

“controlled company” from

compliance with certain

New York

Stock
Exchange corporate governance rules, including the

requirements that we have a

majority of independent
directors on

our Board,

an independent

compensation committee

and an

independent corporate
governance and

nominating committee.

If we

became eligible

and elected

to utilize

these “controlled
company” exceptions, our other shareholders could lose

the benefit of these corporate governance
requirements and the market value of our common stock could be adversely affected.

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

our common stock to

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

securities analysts; n

egative commentary regarding

our
Company and

corresponding short

-selling market

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

on a 2-

acre tract
adjacent to

the Company’s

existing location

is used

for receiving

and distribution

of store

and office
operating supplies.

The Company

also owns

approximately 185 acres

of land

in

York

County, South
Carolina as a potential new site for our distribution center.

Item 3.

Legal Proceedings
:

From time to

time, claims are

asserted against the

Company arising out

of operations in

the ordinary

course of

business.

The Company

currently is

not a

party to

any pending

litigation that

it believes

is
likely to have a

material adverse effect on the

Company’s financial position, results

of operations or cash
flows. See Note 16, “Commitments and Contingencies,” for more information.

Item 3A.

Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 29, 2021 are as follows:

Name Age

Position
John P.

D. Cato............................

70

Chairman, President and Chief Executive Officer
John R. Howe ..............................

58

Executive Vice President, Chief Financial Officer
Gordon Smith ..............................

65

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

II

Item 5.

Market for Registrant’s

Common Equity, Related Stockholder Matters

and Issuer Purchases of
Equity Securities:

Market & Dividend Information

The Company’s

Class A Common Stock

trades on the

New York

Stock Exchange (“NYSE”)

under
the symbol CATO.

As of March 29, 2021, the approximate number of record holders of the Company’s Class A Common
Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

The Cato Corporation Stock Performance Graph
250
200
150
100
50
0
1/29/2016
1/27/2017
2/2/2018
2/1/2019
1/31/2020
1/29/2021
THE CATO CORPORATION
DOW JONES U.S. RETAILERS, APPL INDEX
RUSSELL 2000 INDEX

Stock Performance Graph

The following

graph compares

the yearly

change in

the Company’s

cumulative total

shareholder
return on the

Company’s Common Stock

(which includes Class

A Stock and

Class B Stock)

for each of
the Company’s

last five

fiscal years

with (i)

the Dow

Jones U.S.

Retailers, Apparel

Index and

(ii) the
Russell 2000 Index.

THE CATO

CORPORATION
STOCK PERFOMANCE TABLE
(BASE 100 – IN DOLLARS)

LAST TRADING DAY
OF THE FISCAL YEAR
THE CATO
CORPORATION
DOW JONES U.S.
RETAILERS,

APPL
INDEX
RUSSELL 2000

INDEX
1/29/2016 100 100 100
1/27/2017 65 99 134
2/2/2018 33 112 156
2/1/2019 45 122 151
1/31/2020 53 136 165
1/29/2021 38 145 215

The graph assumes an initial investment of $100 on January 29, 2016,

the last trading day prior to the
commencement of the Company’s 2016 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended January 30, 2021:

Total Number of
Maximum Number

Shares Purchased as (or Approximate Dollar
Total Number

Part of Publicly
Value) of Shares that may

of Shares
Average Price Announced Plans or yet be Purchased Under
Period
Purchased Paid per Share (1)

Programs (2)
the Plans or Programs (2)
November 2020 320,707 $ 7.09 320,707
December 2020 - - -
January 2021 - - -
Total 320,707 $ 7.09 320,707 1,871,149

(1)

Prices include

trading

costs.

(2)

During the fourth quarter ended January 30,

2021, the Company repurchased and retired 320,707
shares under this program for

approximately

$2,274,611

or an average market

price of $7.09 per
share. On

November

19, 2020,

the Board

of Directors

authorized

an increase

in the Company’s

share
repurchase

program

of 1.5

million

shares.

As of

the fourth quarter

ended January 30,

2021, the
Company

had 1,871,149 shares remaining

in open authorizations.

There is no specified expiration
date for

the Company’s

repurchase

program.

Item 6.

Selected Financial Data
:

Certain selected

financial data

for the

five fiscal

years ended

January 30,

2021 have

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

Fiscal Year (1) 2020
2019 2018 2017 2016
(Dollars in thousands, except per share data and selected operating data)
STATEMENT

OF OPERATIONS DATA:
Retail sales

$567,516
$816,184 $821,113 $841,997 $947,370
Other revenue
7,595
9,151 8,551 7,984 9,199
Total revenues

575,111
825,335 829,664 849,981 956,569
Cost of goods sold (exclusive of depreciation

shown below)
433,187
508,906 522,535 553,058 601,985
Selling, general and administrative (exclusive

of depreciation shown below)

206,492
263,773 262,510 266,304 289,619
Selling, general and administrative percent of

retail sales

36.4%
32.3% 32.0% 31.6% 30.6%
Depreciation

$14,681
$15,485 $16,463 $19,643 $22,716
Interest expense

187
29 96 114 176
Interest and other income

6,630
6,065 4,991 5,111 7,041
Income (loss) before income taxes

(72,806)
43,207 33,051 15,973 49,114
Income

tax expense (benefit)
(25,323)
7,310 2,590 7,433 1,902
Net income (loss)
(47,483)
35,897 30,461 8,540 47,212
Basic earnings (loss) per share
(2.01)
1.46 1.23 0.34 1.72
Diluted earnings (loss) per share
(2.01)
1.46 1.23 0.34 1.72
Cash dividends paid per share

0.33
1.32 1.32 1.32 1.29
SELECTED OPERATING DATA:

Stores open at end of year

1,330
1,281 1,311 1,351 1,371
Average sales per store (2)

$370,420
$575,000 $596,000 $604,880 $681,000
Average sales per square foot of selling space

89
136 133 135 151
BALANCE SHEET DATA (at

period end):

Cash, cash equivalents, short-term

investments and restricted cash

$147,438
$214,788 $207,920 $200,100 $252,158
Working capital (3)(4)
108,616
163,495 229,502 233,399 271,896
Total assets (4)

591,452
684,976 497,906 516,076 606,324
Total stockholders’ equity

246,498
316,514 316,836 326,353 383,903
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

The following information should

be read in

conjunction with the Consolidated

Financial Statements,
including the accompanying Notes appearing in Part

II, Item 8 of this

report on Form 10-K.

This section
of the Form

10-K

generally discusses fiscal 2020

and fiscal 2019

and year-to-year comparisons between
fiscal 2020

and fiscal

2019.

Discussions of

fiscal 2018

items and

year-to-year comparisons

between
fiscal 2019

and fiscal

2018 that

are not

included in

this Form

10-K

can be

found in

“Management’s
Discussion and

Analysis of

Financial Condition

and Results

of Operations”

in Part

II, Item

7 of

the
Company’s Annual Report on Form 10-K

for the fiscal year ended February 1, 2020.

COVID-19 Update

The COVID

-19 pandemic

has adversely

impacted the

Company's business,

financial condition

and
operating results

through fiscal

2020, and

we expect

that it

will continue

to do

so in

fiscal 2021

and
possibly beyond. Adverse

financial impacts associated

with the outbreak

include, but are

not limited to,
(i) lower net

sales in markets

affected by the

actual or potential

outbreak, whether due to

state and local
orders to

close stores,

reductions in

store traffic

and customer

demand, labor

shortages, or

all of

these
factors, (ii) lower net sales caused

by the delay of inventory production and fulfillment,

(iii) and

incremental costs

associated with

efforts to

mitigate the

effects of

the outbreak,

including increased
freight and logistics costs and other expenses.

Responses to

the pandemic

by customers,

government and

the private

sector have

and will

likely
continue to

adversely impact

our business

operations.

In the

first quarter

of fiscal

2020, the

pandemic
resulted in state and local orders mandating store closures and other measures to mitigate the spread of the
virus.

Though the Company’s stores

were reopened in the second quarter of fiscal 2020,

they continue to
operate at

reduced hours.

Periodic increases

in infection

rates in

communities where

our stores

are
located may prompt

further governmental

measures or

public health

guidance to

reduce public

activity
and gatherings

in order

to mitigate

the spread

of the

virus, and

may also

continue to

adversely affect
consumer confidence.

There continues to

be significant uncertainty

regarding the breadth,

severity and
duration of

business disruptions

related to

COVID-19, as

well as

its impact

on the

global and

U.S.
economy, consumer willingness to visit malls and shopping centers, and its impact on appropriate
associate staffing levels for our stores.

The Company’s

pre-pandemic liquidity

position has

enabled it

to offset

the downturn

in operating
cash flows

since the

onset of

the pandemic

by liquidating

short-term investments

and drawing

and
repaying under

its revolving

credit facility.

The Company

has also

implemented various

cost-cutting
measures to

conserve cash,

such as

suspending dividend

payments, reducing

non-committed capital
expenditures (only half of planned new stores were opened during 2020)

and reducing corporate field and
store overhead.

The Company is grateful for

the efforts

of its

associates in helping to address the

considerable
challenges created by

the pandemic.

In recognition of

these efforts and

to aid with

retention, on March
24, 2021 the

Compensation Committee approved a

discretionary bonus of

$1.6 million ($1.3

million net
of taxes) to key associates as discussed in more detail in “Other Information”

in Part II, Item 9B.

The extent

to which

the COVID

-19 pandemic

ultimately impacts the

Company’s business,

financial
condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak,

its severity, actions
taken to contain

the virus or

treat its impact,

and how quickly

and to what

extent normal economic

and
operating conditions can resume.

While the Company

currently anticipates a

continuation of the

adverse impacts of

COVID-19 during
2021 and possibly

beyond, the duration

and severity of

these effects will

depend on the

course of future
developments, which are

highly uncertain, including

the relative speed

and success of,

as well as

public
confidence in, mitigation measures

such as the current

effort to vaccinate substantial

portions of the U.S.
and global

population, emerging

information regarding

variants of

the virus

or new

viruses and

their
potential impact on

current mitigation efforts,

public attitudes toward

continued compliance with
containment and

mitigation measures, and

possible new information

and understanding that

could alter
the course and duration of current measures to combat the spread of the virus.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the
years indicated:
Fiscal Year Ended
January 30,
2021
February 1,
2020
February 2,
2019
Retail sales …………………………………………………………..
100.0%
100.0% 100.0%
Other revenue…………………………………………………………
1.3
1.1 1.0
Total revenues ……………………………………………………….
101.3
101.1 101.0
Cost of goods sold …………………………………………………..
76.3
62.4 63.6
Selling, general and administrative………………………………….
36.4
32.3 32.0
Depreciation …………………………………………………………
2.6
1.9 2.0
Interest and other income ……………………………………………
1.2
0.7 0.6
Income (loss) before income taxes ……………………………
(12.8)
5.3 4.0
Net income (loss) ……………………………………………………
(8.4) %
4.4% 3.7%

Fiscal 2020 Compared to Fiscal 2019

Retail sales decreased by 30.5% to $567.5 million

in fiscal 2020 compared to $816.2 million in fiscal 2019.
The decrease in

retail sales in

fiscal 2020 was

primarily due to

a 32% decrease

in same-store sales,

partially
offset by sales

from new store

openings. Same-store sales

includes stores that

have been open

more than 15
months.

Stores that have been relocated or expanded

are also included in the same-store sales calculation after
they have been

open more than

15 months.

In fiscal 2020

and fiscal 2019,

e-commerce sales were

less than
5% of

total sales

and same

-store sales.

The method

of calculating

same-store sales

varies across

the retail
industry. As

a result,

our same

-store sales

calculation may

not be

comparable to

similarly titled

measures
reported by other

companies.

Total revenues, comprised of retail sales and

other revenue (principally

finance
charges and late

fees on customer

accounts receivable, gift card

breakage,

shipping charges for

e-commerce
purchases

and layaway fees),

decreased by 30.3% to

$575.1 million in fiscal 2020

compared to $825.3 million
in fiscal 2019.

The Company operated 1,330

stores at January 30,

2021 compared to 1,281

stores operated at
February 1, 2020.

In fiscal 2020, the Company opened 76 new stores

and closed 27 stores.

Other revenue

in total

decreased to

$7.6 million

in fiscal

2020 from

$9.2 million

in fiscal

2019.

The
decrease resulted primarily due to

decreases in finance and

layaway charges, partially offset

by an increase in
e-commerce shipping revenues.

Credit revenue of

$2.7 million represented

0.5% of total

revenue in fiscal

2020,

a $0.9 million

decrease
compared to

fiscal 2019

credit revenue

of $3.6

million or

0.4% of

total revenue.

The decrease

in credit
revenue was

primarily due

to reductions

in finance

and late

charge income

as a

result of

lower accounts
receivable balances.

Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and

related fee

income. Related

expenses include

principally payroll,

postage and

other
administrative expenses and totaled

$1.5 million in

fiscal 2020 compared

to $1.8 million

in fiscal 2019.

See
Note 14

of Notes to

Consolidated Financial Statements for

a schedule of

credit-related expenses. Total

credit

segment income before taxes

decreased $0.6 million to

$1.2 million in fiscal

2020 from $1.8 million

in fiscal
2019.

Cost of goods sold was $433.2 million, or 76.3% of retail sales, in fiscal 2020 compared to $508.9 million,
or 62.4%

of retail sales

,

in fiscal 2019.

The increase in

cost of

goods sold

as a

percentage of sales

resulted
primarily
from an increase

in markdown sales due

to liquidating spring and

summer

merchandise,

goods
marked out

of stock,

and deleveraging

occupancy,

distribution

and buying

costs
.

Cost of goods sold includes
merchandise costs, net

of discounts and

allowances, buying costs, distribution

costs, occupancy costs, freight
and inventory shrinkage. Net merchandise costs

and in-bound freight are capitalized as inventory

costs. Buying
and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments
and distribution

center. Occupancy

expenses include rent,

real estate

taxes, insurance,

common area
maintenance, utilities and maintenance

for stores and distribution

facilities.

Total gross

margin dollars (retail
sales less cost of

goods sold and excluding

depreciation) decreased by 56.3% to

$134.3 million in fiscal 2020
from $307.3

million in

fiscal 2019.

Gross margin

as presented

may not

be comparable

to that

of other
companies.

Selling,

general and

administrative expenses

(“SG&A”), which

primarily include

corporate and

store
payroll, related payroll

taxes and

benefits, insurance,

supplies, advertising, bank

and credit

card processing
fees were $206.7 million

in fiscal 2020 compared

to $263.8 million in

fiscal 2019, a decrease

of 21.7%.

As a
percent of retail sales,

SG&A was 36.4% compared

to 32.3% in the

prior year. The

dollar decrease in SG&A
expense was primarily
attributable

to lower

store expenses

due to stores

being closed,

phased store

re-opening
in the

second

quarter, reduced store

operating

hours,

lower corporate expenses

and the

elimination

of
incentive

compensation,

resulting

from the failure

to meet targets

under the Company’s

annual incentive
compensation

plan, partially

offset by

higher store

impairment

charges.

Depreciation expense was $14.7

million in fiscal 2020

compared to $15.5 million

in fiscal 2019.
Depreciation expense decreased

from fiscal 2019

due to

fully depreciated older

stores and

previous
impairments of leasehold

improvements and fixtures,

partially offset

by store

development and

information
technology expenditures.

Interest and other income increased to

$6.6 million in fiscal 2020

compared to $6.1 million in fiscal

2019.
The increase is primarily due to a gain

on the sale of land held

for investment, partially offset by a decrease in
short-term investments.

Income tax

benefit was

$25.3 million,

or 4.5%

of retail

sales in

fiscal 2020

compared to

income tax
expense of $7.3 million, or 0.9% of retail sales in

fiscal 2019. The income tax benefit was primarily due to the federal net

operating loss

carryback provisions

of the

Coronavirus Aid,

Relief and

Economic Security Act
(“CARES Act”) and

release of reserve

s

for uncertain tax

positions due to

expiration of statute

of limitations,
partially offset by

valuation allowances against

state net operating

tax losses, less

income tax credits

and an
upward adjustment in the reserves

for uncertain tax positions specifi

c

to state income taxes

in the first quarter
of 2020.

The effective

tax rate

was 34.8%

(Benefit) in

fiscal 2020

compared to

16.9% (Expense)

in fiscal
2019. See Note 12 to the Consolidated Financial

Statements, “Income Taxes,” for further details.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Compa

ny’s accounting

policies are

more fully

described in

Note 1

to Consolidated

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

for customer
credit losses, inventory

shrinkage, the calculation

of potential asset

impairment, workers’ compensation,
general and auto insurance

liabilities, reserves relating to

self-insured health insurance, and

uncertain tax
positions.

The Company’s critical accounting policies and estimates are discussed with the Audit Committee.

Allowance for Customer Credit Losses

The Company evaluates

the collectability of

customer accounts receivable

and records an

allowance
for customer credit

losses based on

the accounts receivable aging

and estimates of

actual write-offs. The
allowance is reviewed

for adequacy and

adjusted, as necessary,

on a quarterly

basis. The Company

also
provides for

estimated uncollectible

late fees

charged based

on historical

write-offs. The

Company’s
financial results can

be impacted by

changes in customer

loss write-off

experience and the

aging of the
accounts receivable portfolio.

Merchandise Inventories

The Company’s

inventory is valued

using the weighted

-average cost method

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
Leases
, with

amendments issued in

2018. The guidance

requires lessees to
recognize most

leases on

the balance

sheet but

does not

change the

manner in

which expenses

are
recorded in

the income

statement. For

lessors, the

guidance modifies

the classification

criteria and

the
accounting for sales-type and direct financing leases.

As of February 3, 2019, the Company adopted ASC 842 utilizing the modified retrospective approach.
The modified

retrospective approach

the Company

selected provides

a method

of transition

allowing
recognition of existing

leases as o

f

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

in leaseholds, right-

of use

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

Uncertain Tax Positions

The Company records

liabilities for uncertain

tax positions primarily

related to state

income taxes as
of the balance sheet date.

These liabilities reflect the Company’s

best estimate of its ultimate

income tax
liability based

on the

tax codes,

regulations, and

pronouncements of

the jurisdictions

in which

we do
business.

Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax reg

ulations across many

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

The Company believes

that its cash,

cash equivalents and

short-term investments, together

with cash
flows from operations and borrowings

available under its revolving credit

agreement, will be adequate to
fund the Company’s

regular operating requirements

and capital expenditures

for fiscal 2021

and for the
foreseeable future.

In order to preserve liquidity during

the COVID-19 pandemic and in

light of the uncertainties as

to its
duration and

economic impact,

the Company

suspended its

quarterly dividend,

significantly reduced
planned capital

expenditures and

decreased its

store hours,

reduced non

-payroll e

xpenses, as

well as,
furloughed associates and in

certain instances eliminated positions

primarily at the corporate

office.

The
Company’s pre

-pandemic liquidity position has

enabled it to offset

the downturn in operating

cash flows
since the onset of the pandemic by liquidating short-term investments and drawing and repaying under its
revolving credit facility.

The Company will

continue to focus

on preserving liquidity

while minimizing
capital expenditures

in 2021.

Additionally, the

Company’s $35.0

million revolving

facility allows

the
Company flexibility in

managing its short-

term investments, as

was the case

in the first

quarter of 2020

when the credit markets seized during the early phases of the COVID-19 pandemic.

Cash used by

operating activities during

fiscal 2020 was

$30.7 million as

compared to $53.4

million
provided in fiscal 2019

and $60.2 provided in

fiscal 2018. Cash used

by operating activities during

2020
was primarily attributable

to a net

loss adjusted for

depreciation, share-based compensation, impairment
and changes in working

capital. The decrease o

f

$84.1 million for fiscal

2020 compared to fiscal

2019 is
primarily

due to a

net operating

loss versus

net operating

income,

an increase

in accounts

receivable

primarily
related

to income

taxes and

an increase

in prepaid

expenses,

partially

offset by

lower merchandise

inventories
and store

impairment

charges.

At January 30, 2021, the Company had working capital

of $108.6 million compared to $163.5 million
and $229.5

million at

February 1,

2020 and

February 2,

2019, respectively.

The decrease in

working
capital

is primarily due

to reduction in

short-term

investments

and lower inventories, partially

offset by
higher accounts

receivables

and lower

accrued

liabilities.

At January 30, 2021,

the Company had an

unsecured revolving credit agreement, which

provided for
borrowings of up to $35.0 million less the

balance of any revocable letters of credit

discussed below. The
revolving credit agreement is committed until

May 2023. The credit agreement contains

various financial
covenants and limitations, including the maintenance of specific financial ratios with which the Company
was in compliance as of January 30, 2021. There were no borrowings outstanding under this credit facility
as of the fiscal year ended January 30, 2021 or the fiscal year ended February

1, 2020.

The Company

had no

outstanding revocable

letters of

credit relating

to purchase

commitments at
January 30, 2021, February 1, 2020 and February 2, 2019.

Expenditures for property and equipment totaled $14.0 million, $8.3 million and $4.4 million in fiscal
2020, 2019 and 2018, respectively.

The expenditures for fiscal 2020 were

primarily for additional
investments

in 76 new stores,

distribution

center

and information

technology.

In fiscal 2021, the

Company
is planning to invest approximately $3.0 million in capital expenditures.

Net cash

provided by

investing activities

totaled $64.5

million for

fiscal 2020

compared to

$22.6
million used for fiscal

2019 and $71.1 million used

in fiscal 2018.

In fiscal 2020, the

cash provided was
primarily attributable

to the increase in net sales of short-term investments,

partially

offset by expenditures
for property

and equipment.

Net cash used by financing activities totaled $27.2 million in fiscal 2020 compared to net cash used of
$41.6 million for

fiscal 2019 and

$45.2 million for

fiscal 2018. The

decrease

was primarily

due to lower
dividend

payments,

partially

offset by

higher share

repurchase

amounts.

The Company does not use derivative financial instruments.

See Note

4, “Fair

Value

Measurements,” for

information regarding the

Company’s financial

assets
that are measured at fair value.

The Company’s

investment portfolio

was primarily invested

in corporate

bonds and tax-

exempt and
taxable governmental debt

securities held in

managed accounts with

underlying ratings of

A or better

at
January 30, 2021.

The state, municipal

and corporate bonds and

asset-backed securities have contractual
maturities which range

from two days

to 7.5 years.

The U.S. Treasury

Notes and Certificates

of Deposit
have contractual maturities

which range from

three months to

2.5 years. These securities are classified

as
available-for-sale

and are recorded as Short

-term investments,

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

January 30,

2021, the

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

deferred compensat

ion obligation,

the value

of which

is tracked

via
underlying insurance

funds’

net asset

values, as

recorded in

Other noncurrent

liabilities in

the
Consolidated Balance Sheets.

These funds are designed

to mirror the return

of existing mutual funds

and
money market funds that are observable and actively traded.

The following table shows the Company's obligations and commitments as of January 30, 2021,
to make future payments under noncancellable contractual obligations

(in thousands):
Payments Due During One Year Fiscal Period Ending
Contractual Obligations (1)
Total 2021 2022 2023 2024 2025 Thereafter
Operating leases $ 227,525 $ 70,007 $ 48,639 $ 35,717 $ 22,542 $ 13,815 $ 36,805
Total Contractual Obligations $ 227,525 $ 70,007 $ 48,639 $ 35,717 $ 22,542 $ 13,815 $ 36,805
____________

(1) In addition to the amounts shown in the table above, $5.9 million of unrecognized tax benefits have been recorded as liabilities in accordance
with ASC 740 and we are uncertain if or when such amounts may be settled.

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

Item 8.

Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm

................................................................

..

35

Consolidated Statements of Income (Loss) and Comprehensive

Income (Loss) for the fiscal

years ended January 30, 2021, February 1, 2020 and February 2,

2019 ...........................................

37

Consolidated Balance Sheets at January 30, 2021 and

February 1, 2020

.............................................

38

Consolidated Statements of Cash Flows for the fiscal years ended

January 30, 2021, February 1, 2020

and February 2, 2019................................

................................................................

.........................

39

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2021,

February 1, 2020 and February 2, 2019 ................................

............................................................

40

Notes to Consolidated Financial Statements ................................................................

..........................

41

Schedule II — Valuation

and Qualifying Accounts for the fiscal years ended January 30,

2021,

February 1, 2020 and February 2, 2019 ................................

............................................................

70

Report of Independent Registered Public Accounting

Firm

To the Board

of Directors and Stockholders of The Cato Corporation

Opinions on the Financial Statements and Internal Control over

Financial Reporting

We have audited

the accompanying consolidated balance sheets of

The Cato Corporation and its subsidiaries (the
“Company”) as

of January 30,

2021 and

February 1, 2020

and the related

consolidated statements of

income (loss) and
comprehensive income

(loss), of

stockholders’ equity and

of cash

flows for

each of

the three years

in the

period ended
January 30, 2021,

including the related

notes and financial

statement schedule listed

in the accompanying index
(collectively referred to

as the “consolidated

financial statements”). We

also have audited

the Company’s internal

control
over financial reporting

as of January

30, 2021, based

on criteria established

in Internal Control

– Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO).

In our opinion, the

consolidated financial statements

referred to above present

fairly, in all

material respects, the financial
position of the

Company as of January

30, 2021 and

February 1, 2020,

and the results of

its operations and its

cash flows
for each

of the

three years

in the

period ended

January 30,

2021 in

conformity with

accounting principles

generally
accepted in the United

States of America. Also in

our opinion, the Company maintained,

in all material respects,

effective
internal control

over financial

reporting as

of January

30, 2021,

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial
statements that was

communicated or required

to be communicated to

the audit committee and

that (i) relates

to accounts
or disclosures

that are

material to

the consolidated

financial statements

and (ii)

involved our

especially challenging,
subjective, or complex

judgments. The communication

of critical audit

matters does not

alter in any

way our opinion

on
the consolidated financial statements,

taken as a whole,

and we are not,

by communicating the critical

audit matter below,
providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets - Store

Location Asset Groupings

As described in Notes 1 and 6 to the consolidated financial

statements, the Company’s consolidated

property and
equipment, net

balance was $72.6

million, of which

the store locations

were a portion,

and consolidated operating

lease
right-of-use assets, net

balance was $199.8

million as of

January 30, 2021.

The Company invests

in leaseholds, right-of-
use assets

and equipment, primarily

in connection

with the opening

and remodeling of

stores, and in

computer software
and hardware.

The Company

periodically reviews

its store

locations and

estimates the

recoverability of

its long-lived
assets, which primarily relate

to fixtures and

equipment, leasehold improvements,

right-of-use assets net

of lease
liabilities, and

information technology

equipment and

software. An

impairment charge

is recorded

for the

amount by
which the carrying value exceeds the estimated fair

value when

management determines that projected cash flows
associated with those long-lived assets will not be sufficient to recover the carrying value. This determination is based on a number of

factors, including the

store’s historical

operating results

and projected cash

flows, which include

future sales
growth rates,

margin rates,

and expense

projections. The

Company assesses

the fair

value of

each lease

by considering
market rents and any lease terms that

may adjust market rents under certain conditions

such as the loss of an anchor

tenant
or a leased space

in a shopping center

not meeting certain criteria.

An impairment charge for

store assets of $11.4

million
was recorded during the year ended January 30, 2021.

The principal

considerations for

our determination

that performing

procedures relating

to the

impairment of

long-lived
assets –

store location

asset groupings

is a

critical audit

matter are

(i) the

significant judgment

by management

when
determining the

fair value

measurement of

the store location

asset groupings,

which led

to (ii) a

high degree

of auditor
judgment, subjectivity, and effort

in performing procedures and evaluating management’s

projected cash flow assumptions
related to future sales growth rates, margin rates, and expense projections.

Addressing the

matter involved

performing procedures

and evaluating

audit evidence

in connection

with forming

our
overall opinion

on the consolidated

financial statements.

These procedures included

testing the effectiveness

of controls
relating to

management’s long-

lived assets

– store location

recoverability test and

determination of

the fair value

of the
asset group.

These procedures also

included, among

others (i) testing

the completeness

and accuracy of

underlying data
used in

the projected

cash flows and

store location

asset groupings,

(ii) evaluating the

reasonableness of

management’s
assumptions related to future sales

growth rates, margin rates, and expense projections

by considering current and
historical performance

of the

store location

asset groupings

and whether

the assumptions were

consistent with

evidence
obtained in

other areas

of the

audit, (iii)

evaluating the

appropriateness of

the projected

cash flow

model, and

(iv)
evaluating management’s assessment of

the fair value of the leased assets included in the store location asset groupings.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 29, 2021

We have served as the

Company’s auditor since

2003.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

Fiscal Year Ended
January 30, 2021
February 1, 2020 February 2, 2019
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
567,516
$
816,184
$
821,113

Other revenue (principally finance charges,

late fees and layaway charges)
7,595
9,151
8,551

Total revenues
575,111
825,335
829,664
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of

depreciation shown below)
433,187
508,906
522,535

Selling, general and administrative (exclusive

of depreciation shown below)
206,492
263,773
262,510

Depreciation
14,681
15,485
16,463

Interest expense
187
29
96

Interest and other income
(6,630)
(6,065)
(4,991)

Cost and expenses, net
647,917
782,128
796,613
Income (loss) before income taxes
(72,806)
43,207
33,051
Income tax expense (benefit)
(25,323)
7,310
2,590
Net income (loss)
$
(47,483)
$
35,897
$
30,461
Basic earnings (loss) per share
$
(2.01)
$
1.46
$
1.23
Diluted earnings (loss) per share
$
(2.01)
$
1.46
$
1.23
Dividends per share
$
0.33
$
1.32
$
1.32
Comprehensive income:
Net income (loss)
$
(47,483)
$
35,897
$
30,461
Unrealized gain (loss) on available-for-sale

securities, net of deferred income taxes of

($
79
), $
453
, and $
77

for fiscal 2020, 2019

and 2018, respectively
(268)
1,500
244
Comprehensive income (loss)
$
(47,751)
$
37,397
$
30,705

See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED BALANCE SHEETS

January 30, 2021
February 1, 2020
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
17,510
$
11,824
Short-term investments
126,416
200,387
Restricted cash
3,512
2,577
Restricted short-term investments
406
1,319
Accounts receivable, net of allowance for customer credit losses of $
605

at

January 30, 2021 and $
726

at February 1, 2020
52,743
26,088
Merchandise inventories

84,123
115,365
Prepaid expenses and other current assets
5,840
5,237

Total Current Assets

290,550
362,797
Property and equipment – net

72,550
88,667
Deferred income taxes
5,685
8,636
Other assets

22,850
24,073
Right-of-Use assets - net
199,817
200,803

Total Assets

$
591,452
$
684,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
73,769
$
68,438
Accrued expenses

40,790
47,099
Accrued bonus and benefits

1,916
18,913
Accrued income taxes

2,038
1,703
Current lease liability
63,421
63,149

Total Current Liabilities

181,934
199,302
Other noncurrent liabilities
19,705
21,976
Lease liability
143,315
147,184
Commitments and contingencies
-
-
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares authorized,

none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
20,839,795

and
22,535,779

shares issued at

January 30, 2021 and February 1, 2020, respectively
703
761
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and
1,763,652

shares issued at

January 30, 2021 and February 1, 2020, respectively
59
59
Additional paid-in capital

115,278
110,813
Retained earnings

129,303
203,458
Accumulated other comprehensive income

1,155
1,423

Total Stockholders' Equity

246,498
316,514

Total Liabilities and Stockholders’ Equity

$
591,452
$
684,976
See notes to consolidated financial statements.

THE CATO CORPORATION

CONSOLIDATED STATEMENTS

OF CASH FLOWS

Fiscal Year Ended
January 30, 2021
February 1, 2020 February 2, 2019
(Dollars in thousands)
Operating Activities:
Net income (loss)
$
(47,483)
$
35,897
$
30,461
Adjustments to reconcile net income to net cash provided

by (used in) operating activities:

Depreciation
14,681
15,485
16,463

Provision for customer credit losses
306
524
470

Purchase premium and premium amortization of investments
(691)
(694)
576

Gain on sale of assets held for investment
(2,298)
-
-

Share based compensation
4,092
4,669
4,939

Deferred income taxes
3,030
2,120
1,285

Loss on disposal of property and equipment
461
837
1,089

Impairment of assets
13,702
470
1,548

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
(26,935)
1,525
(579)

Merchandise inventories
31,242
4,220
1,950

Prepaid and other assets
(1,596)
5,072
10,384

Operating lease right-of-use assets and liabilities
(2,611)
(9,803)
-

Accrued income taxes
335
1,703
(680)

Accounts payable, accrued expenses and other liabilities
(16,945)
(8,629)
(7,662)
Net cash provided by (used in) operating activities
(30,710)
53,396
60,244
Investing Activities:
Expenditures for property and equipment

(13,956)
(8,306)
(4,354)
Purchase of short-term investments
(74,041)
(218,345)
(157,515)
Sales of short-term investments
149,298
205,375
91,023
Purchase of other assets
-
(1,353)
(298)
Sales of other assets
3,205
(4)
7
Net cash provided by (used in) investing activities
64,506
(22,633)
(71,137)
Financing Activities:
Dividends paid
(7,912)
(32,592)
(32,577)
Repurchase of common stock
(19,654)
(9,605)
(13,344)
Proceeds from line of credit
34,000
-
-
Payments to line of credit
(34,000)
-
-
Proceeds from employee stock purchase plan
391
626
570
Proceeds from stock options exercised
-
-
189
Net cash used in financing activities
(27,175)
(41,571)
(45,162)
Net increase (decrease) in cash, cash equivalents, and restricted cash
6,621
(10,808)
(56,055)
Cash, cash equivalents, and restricted cash at beginning of period
14,401
25,209
81,264
Cash, cash equivalents, and restricted cash at end of period

$
21,022
$
14,401
$
25,209
Non-cash activity:
Accrued plant and equipment
$
343
$
2,828
$
326
Accrued treasury stock
-
818
-

See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS' EQUITY
Convertible Accumulated
Class A Class B Additional Other Total
Common Common Paid-in Retained Comprehensive Stockholders'
Stock Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — February 3, 2018
$
774
$
58
$
99,948
$
225,894
$
(321)
$
326,353
Comprehensive income:

Net income (loss)
-
-
-
30,461
-
30,461

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax liability of $
77
-
-
-
-
244
244
Dividends paid ($
1.32

per share)
-
-
-
(32,577)
-
(32,577)
Class A common stock sold through employee stock purchase

plan —
44,770

shares
2
-
669
-
-
671
Class B common stock sold through stock option plans —

8,051

shares
-
1
194
-
-
195
Class A common stock issued through restricted stock grant plans —

341,744

shares
11
-
4,769
54
-
4,834
Repurchase and retirement of treasury shares –
593,404

shares

(20)
-
-
(13,325)
-
(13,345)
Balance — February 2, 2019
$
767
$
59
$
105,580
$
210,507
$
(77)
$
316,836
Comprehensive income:

Net income (loss)
-
-
-
35,897
-
35,897

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax liability of $
453
-
-
-
-
1,500
1,500
Dividends paid ($
1.32

per share)
-
-
-
(32,592)
-
(32,592)
Class A common stock sold through employee stock purchase

plan —
48,626

shares
1
-
735
-
-
736
Class B common stock sold through stock option plans —

0 shares
-
-
-
-
-
-
Class A common stock issued through restricted stock grant plans —

321,484

shares
14
-
4,498
48
-
4,560
Repurchase and retirement of treasury shares –
622,480

shares

(21)
-
-
(10,402)
-
(10,423)
Balance — February 1, 2020
$
761
$
59
$
110,813
$
203,458
$
1,423
$
316,514
Comprehensive income:

Net income (loss)
-
-
-
(47,483)
-
(47,483)

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax benefit of ($
79
)
-
-
-
-
(268)
(268)
Dividends paid ($
0.33

per share)
-
-
-
(7,912)
-
(7,912)
Class A common stock sold through employee stock purchase

plan —
48,191

shares
1
-
459
-
-
460
Class B common stock sold through stock option plans —

0 shares
-
-
-
-
-
-
Class A common stock issued through restricted stock grant plans —

231,194

shares
8
-
4,006
8
-
4,022
Repurchase and retirement of treasury shares –
1,975,373

shares

(67)
-
-
(18,768)
-
(18,835)
Balance — January 30, 2021
$
703
$
59
$
115,278
$
129,303
$
1,155
$
246,498

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
for customer

credit losses,

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
regarding, its short-

term investments.

The Company’s

short-term investments are

all classified as
available-for-sale. As

they are

available for

current operations,

they are

classified on

the Consolidated
Balance Sheets as

Current Assets. Available

-for-sale securities are

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

Restricted Cash and Restricted Short-term Investments: The Company had $
3.9

million and $
3.9
million in escrow

at January 30,

2021 and February

1, 2020, respectively,

as security and

collateral for
administration of

the Company’s

self-insured workers’

compensation and

general liability

coverage,
which is reported

as Restricted cash

and Restricted short-

term investments on

the Consolidated Balance
Sheets.

Supplemental Cash Flow

Information:
Income tax payments, net

of refunds received, for

the fiscal
years ended January

30, 2021, February

1, 2020 and

February 2, 2019

were a payment

of $
6,825,000
, a
payment of $
4,681,000

and a refund of $
407,000
, respectively.

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

`
Estimated
Classification Useful Lives
Land improvements

10 years
Buildings

30-40 years
Leasehold improvements

5-10 years
Fixtures and equipment

3-10 years
Information technology equipment and software

3-10 years
Aircraft 20 years

Impairment of

Long-Lived Assets:

The Company

invests in

leaseholds, right-

of-use assets

and
equipment primarily in

connection with the

opening and remodeling

of stores and

in computer software

and
hardware. The Company

periodically reviews its

store locations and

estimates the recoverability

of its long-
lived assets, which

primarily relate to

Fixtures and equipment,

Leasehold improvements, Right-of

-use assets
net of Lease liabilities and Information

technology equipment and software. An impairment charge

is
recorded for

the amount

by which

the carrying

value exceeds

the estimated

fair value

when the

Company
determines that projected

cash flows associated

with those long-

lived assets will

not be sufficient

to recover
the carrying

value. This

determination is

based on

a number

of factors,

including the

store’s historical
operating results and

future projected cash

flows, which include

future sales growth

rates, margin

rates and
expense projections. The Company

assesses the fair

value of each lease

by considering market rents

and any
lease terms that

may adjust market

rents under certain

conditions, such as

the loss

of an anchor

tenant or

a
leased space in

a shopping center

not meeting certain

criteria. Further,

in determining when

to close a

store,
the Company considers real

estate development in the area

and perceived local market conditions,

which can
be difficult to predict

and may be subject to

change. Asset impairment charges of

$
13,702,000
, $
146,000

and
$
1,548,000

were incurred in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The 2020 asset impairment
charges included $11.4

million of store asset impairments and

$2.3 million worth of fixtures planned

for new
stores.

Other Assets:
Other assets are comprised of

long-term assets, primarily insurance contracts related

to
deferred compensation assets and land held for investment purposes.

`
Fiscal Year

Ended
January 30,
2021
February 1,
2020
(Dollars in thousands)
Other Assets

Deferred Compensation Investments
$
11,264
$
10,517

Miscellaneous Investments
1,264
1,301

Other Deposits
522
1,555

Land Held for Investment
9,334
10,234

Other
466
466
Total

Other Assets
$
22,850
$
24,073

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

Leases:
In 2016,

the Financial

Accounting Standards

Board (“FASB”)

issued Accounting

Standard
Codification (“ASC”) 842

-
Leases
, with

amendments issued in

2018. The guidance

requires lessees to
recognize most

leases on

the balance

sheet but

does not

change the

manner in

which expenses

are
recorded in

the income

statement. For

lessors, the

guidance modifies

the classification

criteria an

d

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
allowed for by the

new standard, which allows entities

to use hindsight when determini

ng lease term and
impairment of right-of-use assets.

The Company adopted ASC 842 utilizing

the modified retrospective approach as of

February 3, 2019.

The modified

retrospective approach

the Company

selected provides

a method

of transition

allowing
recognition of existing

leases as of

the beginning of

the period of

adoption (i.e., February

3, 2019), and
which does not require the adjustment of comparative periods. See Note

11 for further information.

The Company determined the classification of leases consistent with ASC 840 –
Leases

for fiscal year
2018.

The Company leases all of its retail stores.

Most lease agreements contain construction allowances
and rent escalations.

For purposes of recognizing incentives

and minimum rental expenses on

a straight-
line basis

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

In accordance with ASU 2014-09,
Revenue from Contracts with Customers (Topic

606)

(“Topic 606”),
in fiscal 2020, 2019

and 2018, the Company

recognized $
891,000
, $
921,000

and $
591,000
, respectively,
of income

on unredeemed

gift cards

(“gift card

breakage”) as

a component

of Other

Revenue on

the
Consolidated Statements

of Income

(Loss) and

Comprehensive Income

(Loss).

Under Topic

606, the

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

Company recognizes gift

card breakage using

an expected

breakage percentage based

on redeemed gift
cards. See Note 2 for further information on miscellaneous income.

The Company offers

its own proprietary

credit card to

customers. All credit

activity is performed

by
the Company’s

wholly-owned subsidiaries. None of

the credit card receivables

are secured.

The
Company estimated

customer credit

losses of

$
435,000

and $
700,000

for the

twelve months

ended
January 30, 2021

and February 1,

2020, respectively,

on sales purchased

on the Company’s

proprietary
credit card

of $
15.2

million and

$
26.6

million for

the twelve

months ended

January 30,

2021 and
February 1, 2020, respectively.

The following table provides information about receivables and contract liabilities from contracts with
customers (in thousands):

`
Balance as of
January 30, 2021
February 1, 2020
Proprietary Credit Card Receivables, net
$
9,606
$
15,241
Gift Card Liability
$
8,155
$
7,658

Cost of Goods Sold:
Cost of goods sold includes

merchandise costs, net of discounts and

allowances,
buying costs, distribution costs, occupancy costs, freight, and inventory shrinkage. Net merchandise costs
and in-

bound freight

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

Advertising:
Advertising costs

are expensed

in the

period in

which they

are incurred.

Advertising
expense was approximately $
4,385,000
, $
5,600,000

and $
5,546,000

for the fiscal years ended January 30,
2021, February 1, 2020 and February 2, 2019, respectively.

Stock Repurchase Program:

For the fiscal year

ended January 30, 2021, the

Company had

1,871,149

shares remaining in

open authorizations. There

is no specified

expiration date for

the
Company’s repurchase

program. Share repurchases

are recorded in

Retained earnings, net

of par

value.
Through March 29,

2021, the Company

repurchased 83,256 shares

for $971,866, to

offset dilution from
its equity compensation plan.

Earnings Per

Share:
ASC 260

-
Earnings Per

Share

requires dual

presentation of

basic EPS

and
diluted EPS

on the

face of

all income

statements for

all entities

with complex

capital structures.

The
Company has

presented one

basic EPS

and one

diluted EPS

amount for

all common

shares in

the
accompanying Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss).

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

Basic EPS is

computed as net

income less earnings

allocated to non-

vested equity awards

divided by
the weighted

average number

of common

shares outstanding

for the

period.

Diluted EPS

reflects the

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

potential dilution that could occur

from common shares issuable through stock options

and the Employee
Stock Purchase Plan.

The following table

reflects the basic

and diluted EPS

calculations for the

fiscal years ended

January
30, 2021, February 1, 2020 and February 2, 2019:

`
Fiscal Year Ended
January 30, 2021
February 1, 2020 February 2, 2019
Numerator (Dollars in thousands)
Net earnings (loss)
$
(47,483)
$
35,897
$
30,461
(Earnings) loss allocated to non-vested equity awards
2,096
(1,280)
(862)
Net earnings (loss) available to common stockholders
$
(45,387)
$
34,617
$
29,599
Denominator
Basic weighted average common shares outstanding
22,536,090
23,738,443
23,995,170
Diluted weighted average common shares outstanding
22,536,090
23,738,443
23,995,170
Net income (loss) per common share
Basic earnings (loss) per share
$
(2.01)
$
1.46
$
1.23
Diluted earnings (loss) per share
$
(2.01)
$
1.46
$
1.23

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

Income Taxes:
The Company

files a

consolidated federal

income tax

return.

Income taxes

are
provided based

on the

asset and

liability method

of accounting,

whereby deferred

income taxes

are
provided for temporary differences

between the financial reporting basis

and the tax basis

of the
Company’s assets and liabilities.

Unrecognized tax benefits

for uncertain

tax positions are

established in

accordance with ASC

740 –
Income Taxes

when, despite the

fact that the

tax return positions

are supportable, the

Company believes
these positions may be

challenged and the results

are uncertain.

The Company adjusts these

liabilities in
light of

changing facts

and circumstances.

Potential accrued

interest and

penalties related

to
unrecognized tax

benefits within

operations are

recognized as

a component

of Income

before income
taxes.

The Company assesses the likelihood

that deferred tax assets will

be able to be

realized, and based on
that assessment, the Company will determine if a valuation allowance should be recorded.

In addition, the

Tax Cuts

and Jobs

Act implemented a

new minimum tax

on global intangible

low-
taxed income (“GILTI”).

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

Company’s self

-insurance liabilities

are based

on the

total estimated

cost of
claims filed and estimates of claims

incurred but not reported, less amounts paid

against such claims, and
are not discounted.

Management reviews current

and historical claims

data in developing

its estimates.
The Company has stop-loss insurance coverage

for individual claims in excess of

$
325,000

for employee
healthcare, $
350,000

for workers’ compensation and $
250,000

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

In June

2016, the

FASB issued

ASU 2016-

13,
Financial Instruments

- Credit

Losses (Topic

326):
Measurement of

Credit Losses

on Financial

Instruments
, which

requires companies

to measure

and
recognize expected

credit losses

for financial

assets held

at amortized

costs based

on expected

losses
rather than incurred losses.

The new accounting rules

were effective for

the Company in the

first quarter
of 2020 and had a minimal impact on the financial statements.

Recently Issued Accounting Pronouncements

In December

2019, the

FASB issued

ASU 2019

-12,
Income Taxes

(Topic 740):

Simplifying the
Accounting for Income Taxes
. The new accounting

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

a step-

up in

the tax

basis of

goodwill, separate
financial statements of legal entities that are not subject

to tax, and enacted changes in tax laws

in interim
periods. The

new accounting

rules will

be effective

for the

Company in

the first

quarter of

2021. The
Company is currently in

the process of evaluating

the impact of adop

tion of the new

accounting rules on
the Company’s financial position, results of operations, cash flows and disclosures.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

47

2.

Interest and Other Income:
The components of Interest and other income are shown below (in thousands):
January 30, 2021
February 1, 2020 February 2, 2019
Dividend income
$
(5)
$
(42)
$
(34)
Interest income
(2,697)
(4,954)
(3,893)
Miscellaneous income
(627)
(709)
(1,109)
Net loss (gain) on investment sales
(3,301)
(360)
45
Interest and other income
$
(6,630)
$
(6,065)
$
(4,991)

During 2020, the Company recorded a gain on the sale of land held for investment of $2.3 million
within Interest and other income on the Consolidated Statements of Income

(Loss) and Comprehensive
Income (Loss).

3.

Short-Term Investments:

At January

30, 2021,

the Company’s

investment portfolio

was primarily

invested in

corporate and
governmental debt securities

held in managed

accounts.

These securities are

classified as available-

for-
sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with unrealized

gains and

temporary losses

reported net

of taxes

in Accumulated

other comprehensive
income.

The table

below reflects

gross accumulated

unrealized gains

(losses) in

short-term investments

at
January 30, 2021 and February 1, 2020 (in thousands):

`
January 30, 2021
February 1, 2020
Debt securities
Debt securities
issued by the U.S
issued by the U.S
Government, its various
Government, its various
States, municipalities Corporate
States, municipalities Corporate
and agencies debt
and agencies debt
of each securities Total
of each securities Total
Cost basis $
40,701
$
85,045
$
125,746
$
73,116
$
127,096
$
200,212
Unrealized gains
422
654
1,076
308
1,086
1,394
Unrealized (loss)
-
-
-
-
-
-
Estimated fair value $
41,123
$
85,699
$
126,822
$
73,424
$
128,182
$
201,606

Accumulated other

comprehensive income

on the

Consolidated Balance

Sheets reflects

the
accumulated unrealized net

gains in

short-term investments in

addition to

unrealized gains

from equity
investments and restricted cash investments.

The table below reflects gross accumulated unrealized gains
in these investments at January 30, 2021 and February 1, 2020 (in thousands):

`
January 30, 2021
February 1, 2020
Deferred Unrealized
Deferred Unrealized
Unrealized Tax Benefit/ Net Gain/
Unrealized Tax Benefit/ Net Gain/
Security Type Gain/(Loss) (Expense) (Loss)
Gain/(Loss) (Expense) (Loss)
Short-Term Investments $
1,076
$
(250)
$
826
$
1,394
$
(323)
$
1,071
Equity Investments
429
(100)
329
458
(106)
352
Total $
1,505
$
(350)
$
1,155
$
1,852
$
(429)
$
1,423

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

48

4.

Fair Value Measurements:

The following tables set forth information regarding the Company’s financial assets that are measured
at fair value as of January 30, 2021 and February 1, 2020 (in thousands):

`
Prices in

Active Significant

Markets for Other Significant

Identical Observable Unobservable

January 30, 2021
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
23,254
$
-
$
23,254
$
-

Corporate Bonds
67,566
-
67,566
-

U.S. Treasury/Agencies Notes and Bonds
17,869
-
17,869
-

Cash Surrender Value of Life Insurance
11,263
-
-
11,263

Asset-backed Securities (ABS)
16,064
-
16,064
-

Corporate Equities
703
703
-
-

Commercial Paper
2,069
-
2,069
-
Total Assets $
138,788
$
703
$
126,822
$
11,263
Liabilities:

Deferred Compensation
(10,316)
-
-
(10,316)
Total Liabilities $
(10,316)
$
-
$
-
$
(10,316)
Prices in

Active Significant

Markets for Other Significant

Identical Observable Unobservable

February 1, 2020
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
36,014
$
-
$
36,014
$
-

Corporate Bonds
90,798
-
90,798
-

U.S. Treasury/Agencies Notes and Bonds
37,410
-
37,410
-

Cash Surrender Value of Life Insurance
10,517
-
-
10,517

Asset-backed Securities (ABS)
37,384
-
37,384
-

Corporate Equities
732
732
-
-

Certificates of Deposit
100
100
-
-
Total Assets $
212,955
$
832
$
201,606
$
10,517
Liabilities:

Deferred Compensation
(10,391)
-
-
(10,391)
Total Liabilities $
(10,391)
$
-
$
-
$
(10,391)

The Company’s

investment portfolio

was primarily invested

in corporate

bonds and tax-

exempt and
taxable governmental debt

securities held in

managed accounts with

underlying ratings of

A or better

at
January 30, 2021.

The state, municipal

and corporate bonds and

asset-backed securities have contractual
maturities which range

from

two days to

7.5 years. The

U.S. Treasury Notes

and Certificates of

Deposit
have contractual maturities

which range from

three months to

2.5 years. These securities are classified

as
available-for-sale

and are recorded as Short

-term investments,

Restricted

cash, Restricted

short-term
investments

and Other assets

on the accompanying

Consolidated

Balance

Sheets.

These assets

are carried

at
fair value with

unrealized

gains and

losses

reported

net of

taxes in

Accumulated

other comprehensive
income.

The asset-backed

securities

are bonds

comprised

of auto loans

and bank

credit cards

that carry

AAA
ratings.

The auto

loan asset-backed

securities

are backed

by static

pools of

auto loans

that were

originated

and

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

serviced

by captive auto

finance

units, banks or

finance

companies.

The bank credit

card asset-backed
securities

are backed

by revolving

pools of

credit

card receivables

generated

by account

holders

of cards

from
American

Express,

Citibank,

JPMorgan Chase,

Capital

One, and

Discover.

Additionally, at

January 30,

2021, the

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

30, 2021

and
February 1, 2020

(in thousands):

`
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at February 1, 2020 $
10,517

Total gains or (losses)

Included in interest and other income (or

changes in net assets)
746
Ending Balance at January 30, 2021 $
11,263
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 1, 2020 $
(10,391)

Additions
1,062

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(987)
Ending Balance at January 30, 2021 $
(10,316)
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at February 2, 2019 $
9,093

Additions
748

Total gains or (losses)

Included in interest and other income (or

changes in net assets)
676
Ending Balance at February 1, 2020 $
10,517
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 2, 2019 $
(8,908)

Additions
(554)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(929)
Ending Balance at February 1, 2020 $
(10,391)

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

5. Accounts Receivable:
Accounts receivable consist of the following (in thousands):
January 30, 2021
February 1, 2020
Customer accounts — principally deferred payment accounts

$
10,210
$
15,966
Income tax receivable
33,898
580
Miscellaneous receivables

4,596
4,338
Bank card receivables
4,644
5,930
Total

53,348
26,814
Less allowance for customer credit losses
605
726
Accounts receivable — net

$
52,743
$
26,088

Finance charge and

late charge revenue

on customer deferred

payment accounts totaled

$
2,658,000
,
$
3,605,000

and $
3,814,000

for the fiscal

years ended January 30, 2021, February 1, 2020

and February 2,
2019, respectively,

and charges

against the

allowance for

customer credit

losses were

approximately
$
306,000
, $
524,000

and $
470,000

for the

fiscal years

ended January

30, 2021,

February 1,

2020 and
February 2, 2019,

respectively. Expenses

relating to the

allowance for customer credit

losses are
classified as

a component

of Selling,

general and

administrative expense

in the

accompanying
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).

6. Property and Equipment:
Property and equipment consist of the following (in thousands):
January 30, 2021
February 1, 2020
Land and improvements

$
13,595
$
13,548
Buildings

35,335
35,814
Leasehold improvements

80,874
89,349
Fixtures and equipment

198,513
205,789
Information technology equipment and software
35,303
59,202
Construction in progress

-
2,334
Total

363,620
406,036
Less accumulated depreciation

291,070
317,369
Property and equipment — net

$
72,550
$
88,667

Construction in progress primarily represents costs related to new store development and
investments in new technology.

7. Accrued Expenses:
Accrued expenses consist of the following (in thousands):
January 30,
2021
February 1,
2020
Accrued employment and related items

$
6,122
$
7,756
Property and other taxes

16,574
18,515
Accrued self-insurance

10,994
10,551
Fixed assets
343
2,828
Other

6,757
7,449
Total

$
40,790
$
47,099

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

52

8.

Financing Arrangements:

As of January

30, 2021, the

Company

had an unsecured revolving credit

agreement

to borrow $
35.0
million

less the

balance

of any

revocable

credits

discussed

below.

The revolving credit

agreement

is
committed

until May 2023.

The credit agreement

contains

various

financial

covenants

and limitations,
including

the maintenance of specific

financial

ratios with which

the Company was

in compliance as

of
January

30, 2021.

There were no borrowings outstanding

under this credit facility

as of January 30, 2021,
February

1, 2020 or February 2,

2019.

At January 30, 2021, the

weighted

average

interest

rate under the
credit facility

was zero

due to

no borrowings

outstanding

at the end

of the year.

At January

30, 2021,

February

1, 2020

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
contribute up to 75
% of

their annual

compensation up to

the maximum elective

deferral, designated by
the IRS. The Company is obligated to

make a minimum contribution to cover plan administrative
expenses. Further Company contributions are

at the discretion of the

Board of Directors. The Company’s
contributions for the years ended January 30, 2021, February 1, 2020 and February 2, 2019 were approximately $
0
, $
1,499,000

and $
1,442,000
, respectively.

The Company

has a

trusteed, non

-contributory Employee

Stock Ownership

Plan (“ESOP”),

which
covers substantially all associates

who meet minimum age

and service requirements.

The amount of

the
Company’s discretionary

contribution to

the ESOP

is determined

annually by the

Compensation
Committee of

the Board

of Directors

and can

be made

in Company

Class A

Common stock

or cash.

During fiscal 2020,

the Company contributed

cash and the

plan purchased stock

on the open

market for
the ESOP award earned for fiscal 2019. Due to a net

operating loss in fiscal 2020,

the Committee did not
approve a

contribution to

the ESOP

for the

year ended January

30, 2021.

The Company’s

contribution
was $
7,198,000

and $
1,229,000

for the years ended February 1, 2020 and February 2, 2019, respectively.

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

The components of lease cost are shown below (in thousands):

`
Twelve Months Ended
January 30, 2021
February 1, 2020
Operating lease cost (a)
$
69,601
$
59,987
Variable

lease cost (b)
$
1,555
$
2,088
ASC 840 prepaid rent expense (c)
$
-
$
6,093
(a) Includes right-of-use asset amortization of ($
4.6
) million and ($
4.9
) million for the twelve months
ended January 30, 2021 and February 1, 2020, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
(c) Related to ASC 840 rent expense due to prepaid rent on the balance sheet as of February 3, 2019.

Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases
are as follows (in thousands):

Operating cash flow information:
Twelve Months Ended
January 30, 2021
February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities
$
62,559
$
55,544
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations
$
58,978
$
63,847

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

Weighted-average remaining

lease term and

discount rate for

the Company’s

operating leases are

as
follows:

`
As of
January 30, 2021
February 1, 2020
Weighted-average remaining lease term
2.9

years
3.2

years
Weighted-average discount rate
4.06%
4.47%

Maturities of

lease liabilities

by fiscal

year for

the Company’s

operating leases

are as

follows (in
thousands):

Fiscal Year
2021
$
70,007
2022
48,639
2023
35,717
2024
22,542
2025
13,815
Thereafter
36,805
Total lease payments
227,525
Less: Imputed interest
20,789
Present value of lease liabilities
$
206,736

12.

Income Taxes:

Unrecognized tax

benefits for

uncertain tax

positions, primarily recorded

in Other

noncurrent
liabilities, are established in accordance with

ASC 740 when, despite the fact

that the tax return positions
are supportable,

the Company believes

these positions may

be challenged

and the results

are uncertain.

The Company adjusts

these liabilities

in light

of changing facts

and circumstances.

As of

January 30,
2021, the

Company had

gross unrecognized

tax benefits

totaling approximately $5.9

million, of

which
approximately $
7.7

million (inclusive of

interest) would

affect the

effective tax

rate if

recognized. The
Company had approximately $
2.8

million, $
3.3

million and $
3.2

million of interest and penalties accrued
related to

uncertain tax

positions as

of January

30, 2021,

February 1,

2020 and

February 2,

2019,
respectively.

The Company

recognizes interest

and penalties

related to

the resolution

of uncertain

tax
positions as

a component

of income

tax expense.

The Company

recognized $
424,000
, $
574,000

and
$
1,023,000

of interest and penalties in the Consolidated Statements of Income (Loss)

and Comprehensive
Income (Loss) for the years ended January 30, 2021, February 1, 2020 and

February 2, 2019, respectively.

The Company

is no

longer subject

to U.S.

federal income tax

examinations for y

ears before

2017.

In
state and

local tax

jurisdictions, the

Company has

limited exposure

before 2010.

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
(in thousands):

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

55

`
January 30,
2021
February 1,
2020
February 2,
2019
Fiscal Year

Ended
Balances, beginning
$
7,942
$
8,485
$ 9,531

Additions for tax positions of the current year
286
375
420
Reduction for tax positions of prior years for:

Settlements during the period
614
2
(419)

Lapses of applicable statutes of limitations
(2,896)
(920)
(1,047)
Balances, ending
$
5,946
$
7,942
$
8,485

The provision

for income

taxes consists

of the following

(in thousands):

`
January 30,
2021
February 1,
2020
February 2,
2019
Fiscal Year

Ended
Current income taxes:

Federal
$
(31,927)
$
3,321
$
281

State
1,842
96
(359)

Foreign
1,731
1,763
1,371

Total
(28,354)
5,180
1,293
Deferred income taxes:

Federal
1,905
574
2,064

State
1,129
1,556
(767)

Foreign
(3)
-
-

Total
3,031
2,130
1,297
Total income tax expense

(benefit)
$
(25,323)
$
7,310
$
2,590

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

Significant

components

of the Company’s deferred tax assets and

liabilities

as of January 30, 2021

and
February

1, 2020

are as follows

(in thousands):

`
January 30,
2021
February 1,
2020
Deferred tax assets:
Allowance for customer credit losses
$
131
$
156
Inventory valuation
1,004
1,105
Non-deductible accrued liabilities
1,613
1,286
Other taxes
1,184
1,126
Federal benefit of uncertain tax positions
1,001
1,065
Equity compensation expense
4,097
4,322
Net operating losses
4,531
1,574
Charitable contribution carryover
394
774
State tax credits
1,115
1,160
Lease liabilities
47,428
44,170
Other
2,204
1,324
Total deferred

tax assets before valuation allowance
64,702
58,062
Valuation

allowance
(5,256)
(1,124)
Total deferred

tax assets after valuation allowance
59,446
56,938
Deferred tax liabilities:
Property and equipment
1,480
545
Accrued self-insurance reserves
466
492
Right-of-Use assets
51,350
46,724
Other
465
541
Total deferred

tax liabilities
53,761
48,302
Net deferred tax assets
$
5,685
$
8,636

As of January

30, 2021,

the Company

had $1.1

million

of state

tax credits

to offset

future

state income

tax
expense,

which are

set to expire

by fiscal

2023.

Based on

the available

evidence,

the Company

has recorded
a valuation

allowance

of $1.1

million.

As of January 30,

2021, the Company had $4.5

million

of state net operating loss

carryforwards.

The
Company

assessed

the likelihood

that deferred

tax assets

related

to state net

operating

loss carryforwards

will
be realized in

light of the

adverse

impact on the

Company’s financial statements and

operations

due to
COVID-19.

Based on this assessment,

the Company

concluded

that it is more likely

than not the Company
will not be able to realize net operating

losses and,

accordingly,

has recorded

a valuation allowance

of $4.2
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

$22.5 million

of earnings

from non-U.S.

subsidiaries.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

The reconciliation

of the

Company’s effective

income tax

rate with

the statutory

rate is

as follows:

`
January 30,
2021
February 1,
2020
February 2,
2019
Fiscal Year

Ended
Federal income tax rate
21.0
%
21.0
%
21.0
%
State income taxes
4.0
1.7
1.1
CARES ACT - Carryback differential
18.3
-
-
Global intangible low-taxed income
(5.3)
5.9
6.2
Foreign tax credit
-
(3.7)
(4.0)
Foreign rate differential
1.2
(2.5)
(2.6)
Offshore claim
2.5
(5.2)
(5.7)
Work opportunity credit
0.2
(3.2)
(3.4)
Addback on wage related credits
-
0.7
0.7
Tax exempt interest
-
(0.2)
(2.4)
Charitable contribution of inventory
(0.2)
-
-
Uncertain tax positions
3.3
(1.0)
(1.5)
Deferred rate change
(0.1)
-
(2.0)
Valuation

allowance
(5.7)
2.6
-
Other
(4.4)
0.8
0.4
Effective income tax rate (1)
34.8
%
16.9
%
7.8
%
(1) The income tax rate for year ended January 30, 2021

represents an income tax benefit, while the
rate for the years ended February 1, 2020 and February 2, 2019 represent income tax expenses.

The annual effective

tax rate for

the current fiscal year

is impacted by the

ability to carryback federal
net operating losses due to the
Coronavirus Aid, Relief and Economic Security

Act (“CARES Act”)
, partially
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

annual effective tax
rate in future periods.

Further, the CARES Act allows the Company to

carryback losses to 2015; therefore, the Company has
recorded $32.6

million of

estimated refunds

calculated through the

fourth quarter

of 2020

in Accounts
receivable in the Consolidated Balance Sheets.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

58

13.

Quarterly Financial Data (Unaudited):

Summarized quarterly financial results are as follows (in thousands, except per share data):

`
Fiscal 2020 First Second Third Fourth
Total revenues

$
100,732
$
168,170
$
150,791
$
155,418
Gross profit (exclusive of depreciation)
17,135
35,434
41,387
47,968
Net income (loss)
(28,417)
(7,170)
(3,622)
(8,274)
Basic earnings (loss) per share

$
(1.19)
$
(0.30)
$
(0.15)
$
(0.37)
Diluted earnings (loss) per share

$
(1.19)
$
(0.30)
$
(0.15)
$
(0.37)
Fiscal 2019 First Second Third Fourth
Total revenues

$
230,351
$
212,581
$
191,523
$
190,880
Gross profit (exclusive of depreciation)
94,268
82,209
72,899
67,053
Net income (loss)
21,255
11,866
5,985
(3,209)
Basic earnings (loss) per share

$
0.87
$
0.48
$
0.24
$
(0.13)
Diluted earnings (loss) per share

$
0.87
$
0.48
$
0.24
$
(0.13)

14.

Reportable Segment Information:

The Company has

determined

that it

has four

operating

segments,

as defined

under ASC

280-10,
including

Cato, It’s

Fashion,

Versona and

Credit.

As outlined in

ASC 280

-10, the

Company

has two
reportable

segments:

Retail

and Credit.

The Company has aggregated its

three retail operating segments,
including

e-commerce,

based on the aggregation criteria outlined

in ASC 280-10, which states that two

or
more operating

segments

may be aggregated

into a single

reportable

segment

if aggregation

is consistent

with
the objective and

basic principles of

ASC 280

-10, which

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

(in thousands):

`
Fiscal 2020 Retail Credit Total
Revenues $
572,453
$
2,658
$
575,111
Depreciation
14,680
1
14,681
Interest and other income
6,630
-
6,630
Income (loss) before taxes
(73,972)
1,166
(72,806)
Capital expenditures
13,955
1
13,956
Fiscal 2019 Retail Credit Total
Revenues $
821,730
$
3,605
$
825,335
Depreciation
15,484
1
15,485
Interest and other income
6,065
-
6,065
Income (loss) before taxes
41,386
1,821
43,207
Capital expenditures
8,287
19
8,306
Fiscal 2018 Retail Credit Total
Revenues $
825,850
$
3,814
$
829,664
Depreciation
16,441
22
16,463
Interest and other income
4,991
-
4,991
Income (loss) before taxes
31,149
1,902
33,051
Capital expenditures
4,315
39
4,354
Retail Credit Total
Total assets as of January

30, 2021
$
549,349
$
42,103
$
591,452
Total assets as of February 1,

2020
636,503
48,473
684,976

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

(in thousands):
`
January 30, 2021
February 1, 2020 February 2, 2019
Payroll
541
644
749
Postage
360
488
506
Other expenses
590
651
635
Total expenses
$
1,491
$
1,783
$
1,890

15.

Stock Based Compensation:

As of January 30,

2021, the Company had two long-term

compensation

plans pursuant

to which stock-
based compensation was outstanding. The

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

Compensation

Plan.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

The following table presents the number of options and shares of restricted stock initially authorized
and available for grant under each of the plans as of January 30, 2021:

`
2013 2018
Plan Plan Total
Options and/or restricted stock initially authorized
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

February 1, 2020
-
4,192,667
4192667

January 30, 2021
-
3,961,473
3,961,473

In accordance with ASC 718, the fair

value of current restricted stock awards is

estimated on the date
of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year vesting period.

As of January 30, 2021, there

was $
10,550,000

of total
unrecognized compensation expense related

to unvested restricted stock

awards, which is

expected to be
recognized over a remaining weighted-average vesting period of
2.1

years.

The total grant date fair value
of the

shares recognized

as compensation

expense during

the twelve

months ended

January 30,

2021,
February 1, 2020

and February 2,

2019 was $
4,023,000
, $
4,559,000

and $
4,833,000
, respectively.

The
expenses are

classified as

a component

of Selling,

general and

administrative expenses

in the
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).

The following

summary

shows the changes

in the shares

of unvested

restricted

stock outstanding

during
the years

ended January

30, 2021,

February

1, 2020

and February

2, 2019:

`
Weighted Average
Number of Grant Date Fair
Shares
Value Per

Share
Restricted stock awards at February 3, 2018
595,179
$
30.33

Granted
354,385
16.20

Vested
(139,669)
29.87

Forfeited or expired
(38,044)
24.34

Restricted stock awards at February 2, 2019
771,851
$
24.22

Granted
361,170
14.89
Vested
(129,108)
34.44

Forfeited or expired
(61,351)
19.61

Restricted stock awards at February 1, 2020
942,562
$
19.55

Granted
335,317
11.11

Vested
(129,682)
34.01

Forfeited or expired
(124,241)
16.37

Restricted stock awards at January 30, 2021
1,023,956
$
15.33

The Company’s

Employee Stock

Purchase Plan

allows eligible

full-time employees

to purchase

a
limited number

of shares

of the

Company’s Class

A Common

Stock during

each semi-

annual offering
period at a

15% discount through payroll

deductions. During the twelve

month period ended January

30,
2021, the Company sold
48,191

shares to employees at

an average discount of

$
1.43

per share under the
Employee Stock Purchase Plan. The

compensation expense recognized for the

15% discount given under
the Employee Stock

Purchase Plan was

approximately $
69,000
, $
111,000

and $
101,000

for fiscal years
2020, 2019 and 2018, respectively.

These expenses are classified as a

component of Selling, general and
administrative expenses.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

61

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

adversely
affect the Company’s

financial condition, results of

operations and cash flows

in any particular reporting
period. The

Company accrues

for these

matters when

the liability

is deemed

probable and

reasonably
estimable.

17.

Accumulated Other Comprehensive Income:

The following table

sets

forth information regarding

the reclassification out of

Accumulated

other
comprehensive

income

(in thousands)

as of January

30, 2021:

`
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for

-Sale
Securities
Beginning Balance at February 1, 2020 $
1,423

Other comprehensive income (loss) before

reclassification
(1,038)

Amounts reclassified from accumulated

other comprehensive income (b)
770
Net current-period other comprehensive income
(loss)
(268)
Ending Balance at January 30, 2021 $
1,155
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive
income (“OCI”).
(b) Includes
$1,003

impact of accumulated other comprehensive income reclassifications into Interest

and
other income for net gains on available-for-sale securities.

The tax impact of this reclassification was $
233
.
Amounts in parentheses indicate a debit/reduction to OCI.

THE CATO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)

The following table sets forth information regarding the reclassification out of Accumulated other
comprehensive income (in thousands) as of February 1, 2020:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for

-Sale
Securities
Beginning Balance at February 2, 2019 $
(77)

Other comprehensive income (loss) before

reclassification
1,224

Amounts reclassified from accumulated

other comprehensive income (b)
276
Net current-period other comprehensive income (loss)
1,500
Ending Balance at February 1, 2020 $
1,423
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to OCI.
(b) Includes $
359

impact of accumulated other comprehensive income reclassifications into

Interest and other
income for net gains on available-for-sale securities.

The tax impact of this reclassification was $
83
. Amounts in
parentheses indicate a debit/reduction to OCI.

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

30, 2021.

Based on this evaluation,

our Principal Executive Officer

and Principal Financial Officer

concluded that,
as of

January 30, 2021,

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
2021 based on the

Internal Control –

Integrated Framework
  (2013)

issued by the Committee

of
Sponsoring Organizations

of the

Treadway Commission

(“COSO”).

Based on

this evaluation,
management concluded that

our internal control

over financial reporting

was effective as

of January 30,
2021.

PricewaterhouseCoopers LLP, an

independent registered public accounting firm, has audited the effectiveness of our internal control

over financial reporting as of January 30,

2021, as stated in its

report
which is included herein.

Changes in Internal Control Over Financial Reporting

No change

in the

Company’s internal

control over

financial reporting

(as defined

in Exchange

Act
Rule 13a

-15(f)) has

occurred during

the Company’s

fiscal quarter

ended January

30, 2021

that has
materially affected,

or is

reasonably likely

to materially

affect, the

Company’s internal

control over
financial reporting.

Item 9B.

Other Information:

On March 24, 2021,

the Compensation Committee of the

Company approved a discretionary bonus to
all associates eligible under the Company’s

2018 Incentive Compensation Plan, including the Company’s
named executive officers.

The Committee granted

the discretionary bonus

to help retain

key associates
and in recognition

of their hard

work throughout the

unprecedented events of fiscal

2020.

The
discretionary bonus will

equal 20% of

the bonus target

previously established unde

r

the 2018 Incentive
Compensation Plan for eligible associates and the named executive officers.

The amount of the bonus for
the named executive officers is shown below:

Name Title Discretionary Bonus
John P.

D. Cato
Chairman, President and Chief Executive Officer
$391,839
John R Howe
Executive Vice President, Chief

Financial Officer
$69,783
Gordon D. Smith
Executive Vice President, Chief

Real Estate and Store
Development Officer
$54,921

PART

III

Item 10. Directors, Executive Officers and Corporate Governance:

Information contained

under the

captions “Election

of Directors,”

“Meetings and

Committees” and
“Corporate Governance Matters”

in the

Registrant’s Proxy

Statement for

its 2021

annual stockholders’
meeting (the

“2021 Proxy

Statement”) is

incorporated by

reference in

response to

this Item

10. The
information in

response to

this Item

10 regarding

executive officers

of the

Company is

contained in
Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation:

Information contained under the captions “2020 Executive Compensation,” “Fiscal Year 2020 Director
Compensation,”

“Corporate Governance

Matters-Compensation Committee

Interlocks and

Insider
Participation” in

the Comp

any’s 2021

Proxy Statement is

incorporated by reference

in response

to this
Item.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder

Matters:
Equity Compensation Plan Information

The following

table provides

information about

stock options

outstanding and

shares available

for
future awards under all of the Company’s equity compensation plans. The information is as of January

30,
2021.
(a)
Number of Securities to
be Issued upon
Exercise of
Outstanding Options,
Warrants and Rights
(1)
(b)
Weighted-Average
Exercise Price of
Outstanding Options,
Warrants and Rights
(1)
(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
(Excluding Securities
Reflected in Column
(a)) (2)
Plan Category

Equity compensation plans approved

by security holders

- -
3,979,491

Equity compensation plans not

approved by security holders

- - -
Total

- -
3,979,491

(1)

There are no outstanding stocking options, warrants or stock appreciation rights.

(2)

Includes the following:

Under the Company’s

stock incentive plan,

referred to as

the 2018

Incentive Compensation

Plan, 3,961,473

shares are

available for

grant. Under

this plan,

non-
qualified stock options may be granted to key associates.

Under the

2013 Employee

Stock Purchase

Plan, 18,018

shares are

available. Eligible

associates
may participate in the purchase of designated shares of the Company’s common stock. The
purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the
end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial

Owners and Management”
in the 2021 Proxy Statement is incorporated by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Information contained

under the

caption “Certain

Relationships and

Related Person

Transactions,”
“Corporate Governance

Matters-Director Independence”

and “Meetings

and Committees”

in the

2021
Proxy Statement is incorporated by reference in response to this Item.

Item 14.
Principal Accountant Fees and Services:

Information contained under

the captions “Ratification

of Independent Registered

Public Accounting
Firm-Audit Fees” and

“-Policy on Audit

Committee Pre-Approval of

Audit and Permissible

Non-Audit
Service by the

Independent Registered Public

Accounting Firm”

in the 2021

Proxy Statement is
incorporated by reference in response to this Item.

PART

IV

Item 15. Exhibits and Financial Statement Schedules:

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm

....................................................................

35
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss) for the fiscal

years ended January 30, 2021, February 1, 2020 and February 2, 2019

................................................

37
Consolidated Balance Sheets at January 30, 2021 and February 1, 2020

.................................................

38
Consolidated Statements of Cash Flows for the fiscal years ended January

30, 2021, February 1, 2020

and February 2, 2019 ................................................................................................................................

39
Consolidated Statements of Stockholders’ Equity for the fiscal years ended

January 30, 2021,

February 1, 2020 and February 2, 2019 ....................................................................................................

40
Notes to Consolidated Financial Statements .............................................................................................

41

(2) Financial Statement Schedule: The following report and financial statement schedule is filed

herewith:
Schedule II — Valuation and Qualifying Accounts .................................................................................

70

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

with the Securities and
Exchange Commission are

available to the

public over the

Internet from the

SEC’s web

site at
http://www.sec.gov.

Exhibit

Number

Description of Exhibit

3.1
Registrant's Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the quarter ended May 2, 2020.

3.2

Registrant’s Amended and Restated By Laws, incorporated by reference to Exhibit 3.2 to
Form 10-Q of the Registrant for the quarter ended May 2, 2020.
4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the
Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 to Form 10-K of the Registrant for the year ended February 1, 2020.
10.2*
2013 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188990).
10.3*
2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188993).
10.4*

2018 Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 to Form S -8 of the Registrant filed June 1, 2018 (SEC file No. 333-225350).

10.5*

Form of
Agreement
, dated as of August 29, 2003, between the Registrant and Wayland H.
Cato, Jr., incorporated by reference
to
Exhibit 99(c) to
Form
 8-K of the Registrant filed on
July 22, 2003.

10.6*

Form of Agreement, dated as of August 29, 2003, between the Registrant and Edgar T.
Cato, incorporated by reference to Exhibit 99(d) to Form 8 -K of the Registrant filed on
July 22, 2003.

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
10.11
Credit Agreement, dated as of August 22, 2003, among the Registrant, the guarantors party thereto, the banks party thereto and Branch Banking and Trust Company, as Agent, as amended through and including the Eighth Amendment dated May 24, 2019, incorporated by reference to Exhibit 10.11 to Form 10-K of the Registrant for the ye ar ended February
1, 2020.

10.12
Ninth Amendment dated June 2, 2020, of Credit Agreement, dated as of August 22, 2003, among the Registrant the guarantors party thereto, the banks party thereto and Branch
Banking and Trust Company, as Agent, incorporated by reference to Exhibit 10.11 to Form
10-Q of the Registrant for the quarter ended May 2, 2020.

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

for the fiscal year
ended January 30, 2021, formatted in Inline XBRL:

(i) Consolidated Statements of Income
(Loss) and Comprehensive Income (Loss) for the fiscal years ended January

30, 2021,
February 1, 2020 and February 2, 2019;

(ii) Consolidated Balance Sheets at January 30, 2021
and February 1, 2020; (iii) Consolidated Statements of Cash Flows for the

fiscal years ended
January 30, 2021, February 1, 2020 and February 2, 2019;

(iv) Consolidated Statements of
Stockholders’ Equity for the fiscal years ended January 30, 2021, February

1, 2020 and
February 2, 2019; and (v) Notes to Consolidated Financial Statements.
104.1
Cover Page Interactive Data File (Formatted in Inline XBRL and contained in the Interactive
Data Files submitted as Exhibit 101.1**).

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

The Cato Corporation

By
/s/ JOHN P.

D. CATO
By
/s/ JOHN R. HOWE

John P.

D. Cato
Chairman, President and
Chief Executive Officer
John R. Howe
Executive Vice President
Chief Financial Officer
By
/s/ JEFFREY R. SHOCK
Jeffrey R. Shock
Senior Vice President
Controller
Date: March 29, 2021

Pursuant to the requirements

of the Securities Exchange

Act of 1934, this

report has been signed

below on March 29,

2021
by the following persons on behalf of the Registrant and in the capacities indicated:

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
/s/ JEFFREY R. SHOCK
Jeffrey R. Shock
(Senior Vice President
Controller (Principal Accounting Officer))
/s/ BRYAN

F. KENNEDY

III
Bryan F. Kennedy III
(Director)
/s/ THOMAS E. MECKLEY
Thomas E. Meckley
(Director)
/s/ D. HARDING STOWE
D. Harding Stowe

(Director)
/s/ THERESA J. DREW
Theresa J. Drew
(Director)
/s/ PAMELA L.

DAVIES
Pamela L. Davies
(Director)

Schedule II
VALUATION

AND QUALIFYING ACCOUNTS
(in thousands)
Allowance
for
Customer Self Insurance
Credit Losses(a) Reserves(b)
Balance at February 3, 2018 $ 1,148 $ 11,623
Additions charged to costs and expenses

897 17,932
Additions (reductions) charged to other accounts

210 (c) 214
Deductions

(1,413) (d) (18,803)
Balance at February 2, 2019 $ 842 $ 10,966
Additions charged to costs and expenses

700 16,687
Additions (reductions) charged to other accounts

188 (c) (635)
Deductions

(1,004) (d) (16,483)
Balance at February 1, 2020 $ 726 $ 10,535
Additions charged to costs and expenses

435 15,500
Additions (reductions) charged to other accounts

171 (c) (205)
Deductions

(727) (d) (14,855)
Balance at January 30, 2021 $ 605 $ 10,975
(a)

Deducted from trade accounts receivable.
(b)

Reserve for Workers' Compensation,

General Liability and Healthcare.
(c)

Recoveries of amounts previously written off.
(d)

Uncollectible accounts written off.