Form 10-Q
period 2021-05-01
CATO CORP
filed 2021-05-27
CIK 18255

UNITED STATES

SECURITIES

AND EXCHANGE

COMMISSION
Washington, D.C.

20549

FORM
10-Q

☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly

period ended
May 1, 2021
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
8100 Denmark Road
,
Charlotte
,
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

Regulation S

-T during

the preceding

12 months

(or for

such shorter

period that

the registrant

was
required to submit and post such files).
Yes
X No
Indicate by check mark whether

the registrant is a

large accelerated filer, an accelerated filer, a

non-accelerated

filer, smaller reporting
company,

or an

emerging

growth company.

See the

definitions

of “large

accelerated

filer,” “accelerated filer

,”

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
☐

As of May 1, 2021, there were
20,829,940

shares of Class A

common stock and
1,763,652

shares of Class B

common

stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended May 1, 2021
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed

Consolidated

Statements

of Income

(Loss) and

Comprehensive

Income (Loss)
2
For the Three

Months Ended

May 1, 2021

and May

2, 2020
Condensed

Consolidated

Balance Sheets
3
At May 1,

2021 and

January 30,

2021

Condensed

Consolidated

Statements

of Cash Flows
4
For the Three

Months Ended

May 1, 2021

and May

2, 2020
Condensed

Consolidated

Statements

of Stockholders’

Equity
5
For the Three

Months Ended

May 1, 2021

and May

2, 2020
Notes to Condensed

Consolidated

Financial

Statements
6 - 19
For the Three

Months Ended

May 1, 2021

and May

2, 2020
Item 2.
Management’s Discussion and

Analysis of Financial Condition and Results
of Operations
20 - 26
Item 3. Quantitative and Qualitative Disclosures About Market Risk 27
Item 4. Controls and Procedures 27
PART

II – OTHER INFORMATION
Item 1. Legal Proceedings 28
Item 1A. Risk Factors 28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 28
Item 3. Defaults Upon Senior Securities 28
Item 4. Mine Safety Disclosures 29
Item 5. Other Information 29
Item 6. Exhibits 29
Signatures 30

PART

I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

Three Months Ended
May 1, 2021
May 2, 2020
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
211,234
$
98,813

Other revenue (principally finance charges, late fees and

layaway charges)
1,851
1,919

Total revenues
213,085
100,732
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown below)
123,675
83,597

Selling, general and administrative (exclusive of depreciation shown below)
63,237
52,511

Depreciation
3,042
4,006

Interest and other income
(663)
(1,851)

Costs and expenses, net
189,291
138,263
Income (loss) before income taxes
23,794
(37,531)
Income tax expense (benefit)
3,081
(9,114)
Net income (loss) $
20,713
$
(28,417)
Basic earnings (loss) per share $
0.92
$
(1.19)
Diluted earnings (loss) per share $
0.92
$
(1.19)
Comprehensive income:
Net income (loss) $
20,713
$
(28,417)
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($
40
) and ($
90
) for May 1, 2021
(134)
(298)

and May 2, 2020, respectively
Comprehensive income (loss) $
20,579
$
(28,715)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

May 1, 2021
January 30, 2021
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
22,276
$
17,510
Short-term investments

160,897
126,416
Restricted cash
3,513
3,512
Restricted short-term investments
405
406
Accounts receivable, net of allowance for customer credit losses of

$
658

and $
605

at May 1, 2021 and January 30, 2021, respectively
55,140
52,743
Merchandise inventories

84,849
84,123
Prepaid expenses and other current assets
5,978
5,840

Total Current Assets

333,058
290,550
Property and equipment – net

69,925
72,550
Noncurrent deferred income taxes
5,726
5,685
Other assets

23,350
22,850
Right-of-Use assets – net

185,861
199,817

Total Assets

$
617,920
$
591,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
82,262
$
73,769
Accrued expenses

44,682
40,790
Accrued bonus and benefits

14,834
1,916
Accrued income taxes

2,394
2,038
Current lease liability
58,385
63,421

Total Current Liabilities

202,557
181,934
Other noncurrent liabilities
20,327
19,705
Lease liability
133,153
143,315
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized, none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
20,829,940

and
20,839,795

shares issued

at May 1, 2021 and January 30, 2021, respectively
703
703
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and

1,763,652

shares issued at May 1, 2021 and January 30, 2021, respectively
59
59
Additional paid-in capital

115,699
115,278
Retained earnings

144,401
129,303
Accumulated other comprehensive income

1,021
1,155

Total Stockholders' Equity

261,883
246,498

Total Liabilities and Stockholders’ Equity

$
617,920
$
591,452
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Three Months Ended
May 1, 2021
May 2, 2020
(Dollars in thousands)
Operating Activities:
Net income (loss)
$
20,713
$
(28,417)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation
3,042
4,006
Provision for customer credit losses
113
28
Purchase premium and premium amortization of investments
(1,121)
(18)
Share-based compensation
306
650
Deferred income taxes
(1)
313
Loss on disposal of property and equipment
58
66
Impairment of store assets
-
5,270
Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable
(2,510)
(4,402)

Merchandise inventories
(726)
(7,402)

Prepaid and other assets
(493)
(255)

Operating lease right-of-use assets and liabilities
(1,242)
(1,027)

Accrued income taxes
356
(13)

Accounts payable, accrued expenses and other liabilities
26,005
(40,134)
Net cash provided (used) by operating activities
44,500
(71,335)
Investing Activities:
Expenditures for property and equipment

(554)
(5,311)
Purchase of short-term investments
(62,075)
(8,275)
Sales of short-term investments
28,397
90,435
Sales of other assets
-
94
Net cash provided (used) by investing activities
(34,232)
76,943
Financing Activities:
Dividends paid
-
(7,990)
Repurchase of common stock
(5,629)
(9,875)
Proceeds from line of credit
-
34,000
Payments on line of credit
-
(4,000)
Proceeds from employee stock purchase plan
128
250
Net cash provided (used) by financing activities
(5,501)
12,385
Net increase (decrease) in cash, cash equivalents, and restricted cash
4,767
17,993
Cash, cash equivalents, and restricted cash at beginning of period
21,022
14,401
Cash, cash equivalents, and restricted cash at end of period

$
25,789
$
32,394
Non-cash activity:
Accrued other assets and property and equipment
$
263
$
1,936

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Convertible Accumulated
Class A Class B Additional Other Total
Common Common Paid-in Retained Comprehensive Stockholders'
Stock Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — January 30, 2021
$
703
$
59
$
115,278
$
129,303
$
1,155
$
246,498
Comprehensive income:

Net income (loss)
- - -
20,713
-
20,713

Unrealized gains on available-for-sale securities, net of deferred income tax benefit of ($
40
) - - - -
(134)
(134)
Dividends paid ($0.00 per share) - - - - - -
Class A common stock sold through employee stock purchase

plan —
19,248

shares
1
-
150
- -
151
Class B common stock sold through stock option plans —

0 shares
- - - - - -
Class A common stock issued through restricted stock grant plans —

396,558

shares
13
-
271
- -
284
Repurchase and retirement of treasury shares –
425,661

shares

(14)
- -
(5,615)
-
(5,629)
Balance — May 1, 2021
$
703
$
59
$
115,699
$
144,401
$
1,021
$
261,883

Convertible Accumulated
Class A Class B Additional Other Total
Common Common Paid-in Retained Comprehensive Stockholders'
Stock Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — February 1, 2020
$
761
$
59
$
110,813
$
203,458
$
1,423
$
316,514
Comprehensive income:

Net income (loss)
- - -
(28,417)
-
(28,417)

Unrealized gains on available-for-sale securities, net of deferred income tax benefit of ($
90
) - - - -
(298)
(298)
Dividends paid ($
0.33

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
$
750
$
59
$
111,693
$
158,025
$
1,125
$
271,652

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 1 -

GENERAL
:

The condensed

consolidated financial

statements as

of May

1, 2021

and for

the thirteen-

week periods
ended May

1, 2021

and May

2, 2020

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

thereto, included

in the

Company’s Annual

Report on

Form 10-

K

for the

fiscal year

ended
January 30, 2021.

Amounts as of January 30, 2021 have been derived from the audited balance sheet, but do not include all disclosures required by accounting principles generally accepted in the United States of
America.

On May 20, 2021, the Board of Directors declared the quarterly dividend at $0.11 per share.

COVID-19

Update

The COVID-19 pandemic adversely

impacted the Company's business,

financial condition and operating
results through fiscal 2020.

The first quarter of

2021 saw significant improvements in

sales compared to
2020.

This improvement was

primarily attributable to

government stimulus, increased

customer traffic,
states continuing

to lift

capacity limits

as more

people are

vaccinated, consumers’

increasing comfort
level with

venturing out

to social

events

and

customers’ preparing

to return

to work.

However, the
Company’s sales

were well below 2019

sales for the

comparable period, and there

is still a

high level of
uncertainty regarding the

lingering effects of

the COVID-19 pandemic

and the

continued impact on

the
Company’s customers’

buying habits.

The Company

faces

additional uncertainty

from the

continued
effects of disruption in the global supply chain and available workers as it attempts to hire associates as its
operating hours

continue to

expand. The

Company expects

that these

uncertainties and

perhaps others
related to the

pandemic will continue

to impact the

Company in fiscal

2021 and possibly

beyond.

The
adverse financial impacts associated with the continued

effects of, and uncertainties related to, the
COVID-19 pandemic include, but

are not limited

to, (i) lower net

sales in markets affected

by the actual
or potential

outbreak, whether

due to

state and

local orders,

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

outbreak or its

variants, its
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

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

potential impact on

current mitigation efforts,

public attitudes toward

continued compliance with
containment and

mitigation measures, and

possible new information

and understanding that

could alter
the course and duration of current measures to combat the spread of the virus.

Recently

Adopted

Accounting

Policies

In December 2019,

the FASB

issued ASU 2019-

12,
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
periods. The

Company adopted this

accounting standards update

on the

first day

of the

first quarter

of
2021 with no material impact on its Condensed Consolidated Financial

Statements.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 2 -

EARNINGS

PER SHARE:

Accounting

Standard

Codification

(“ASC”)

260 –
Earnings

Per Share

requires

dual presentation

of basic

and
diluted

Earnings

Per Share

(“EPS”)

on the face of all

income statements

for all entities

with complex

capital
structures.

The Company

has presented

one basic

EPS and

one diluted

EPS amount

for all common

shares in
the accompanying

Condensed

Consolidated

Statements

of Income

(Loss) and

Comprehensive

Income

(Loss).

While the Company’s certificate of

incorporation

provides

the right for

the Board of

Directors

to declare
dividends

on Class

A shares

without

declaration

of commensurate

dividends

on Class

B shares,

the Company
has historically

paid the

same dividends

to both Class

A and Class

B shareholders

and the Board

of Directors
has resolved

to continue

this practice.

Accordingly,

the Company’s

allocation

of income

for purposes

of the
EPS computation is the

same for Class

A and Class

B shares and

the EPS amounts

reported

herein

are
applicable

to both

Class A

and Class

B shares.

Basic EPS is

computed

as net income less

earnings

allocated

to non-vested equity awards divided by

the
weighted

average

number of common shares outstanding

for the period.

Diluted

EPS reflects the potential
dilution

that could occur

from common shares

issuable

through

stock options and

the Employee Stock
Purchase

Plan.

Three Months Ended
May 1, 2021
May 2, 2020
(Dollars in thousands)
Numerator
Net earnings (loss)
$
20,713
$
(28,417)
Earnings (loss) allocated to non-vested equity awards
(942)
1,135
Net earnings (loss) available to common stockholders
$
19,771
$
(27,282)
Denominator
Basic weighted average common shares outstanding
21,489,162
22,959,887
Diluted weighted average common shares outstanding
21,489,162
22,959,887
Net income (loss) per common share
Basic earnings (loss) per share
$
0.92
$
(1.19)
Diluted earnings (loss) per share
$
0.92
$
(1.19)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 3 –

ACCUMULATED

OTHER COMPREHENSIVE

INCOME:

The following table sets

forth information

regarding

the reclassification

out of A

ccumulated

other
comprehensive

income

(in thousands)

for the

three months

ended May

1, 2021:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2021 $
1,155

Other comprehensive income (loss) before

reclassification
(173)

Amounts reclassified from accumulated

other comprehensive income (b)
39
Net current-period other comprehensive income (loss)
(134)
Ending Balance at May 1, 2021 $
1,021
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").
(b) Includes $
51

impact of accumulated other comprehensive income reclassifications into Interest and other income for
net gains on available-for-sale securities. The tax impact of this reclassification was $
12
.

The following table sets

forth information

regarding

the reclassification

out of A

ccumulated

other
comprehensive

income

(in thousands)

for the

three months

ended May

2, 2020:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2020 $
1,423

Other comprehensive income (loss) before

reclassification
(802)

Amounts reclassified from accumulated

other comprehensive income (b)
504
Net current-period other comprehensive income (loss)
(298)
Ending Balance at May 2, 2020 $
1,125
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").
(b) Includes $
655

impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-
sale securities. The tax impact of this reclassification was $

.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 4 – FINANCING ARRANGEMENTS:

As of May

1, 2021, the Company had

an unsecured revolving credit agreement

allowing

the Company to
borrow $
35.0

million

less the balance

of any letters

of credit as

discussed

below. On

June 2, 2020,

the
Company

signed an amendment extending the revolving credit agreement through May 2023.

The credit
agreement

contains

various

financial

covenants

and limitations,

including

the maintenance

of specific
financial

ratios

with which

the Company

was in compliance

as of May 1, 2021.

There were no borrowings
outstanding

under this credit

facility

as of May 1, 2021 or January 30, 2021.

The weighted

average

interest
rate under

the credit

facility

was zero

at May 1,

2021 due

to no borrowings

outstanding.

At May 1, 2021

and January

30, 2021,

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

e-
commerce,

based on

the aggregation

criteria

outlined

in ASC 280-10,

which states

that two

or more

operating
segments

may be aggregated

into a single reportable

segment

if aggregation

is consistent

with the objective
and basic principles of ASC 280

-10, which require the segments to have

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

May 1,

2021,
principally in the

southeastern United States. The Company offers its own credit card to its customers

and
all credit

authorizations,

payment

processing

and collection

efforts are

performed

by a separate

subsidiary

of
the Company.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 5 – REPORTABLE

SEGMENT INFORMATION (CONTINUED):

The following

schedule

summarizes

certain

segment information

(in thousands):

Three Months Ended
May 1, 2021 Retail Credit Total
Revenues
$212,547
$538
$213,085
Depreciation
3,042
-
3,042
Interest and other income
(663)
-
(663)
Income (loss) before taxes
23,540
254
23,794
Capital expenditures
554
-
554
Three Months Ended
May 2, 2020 Retail Credit Total
Revenues
$99,890
$842
$100,732
Depreciation
4,006
-
4,006
Interest and other income
(1,851)
-
(1,851)
Income (loss) before taxes
(37,923)
392
(37,531)
Capital expenditures
5,311
-
5,311
Retail Credit Total
Total assets as of May 1, 2021
$575,335
$42,585
$617,920
Total assets as of January 30, 2021
549,349
42,103
591,452

The Company evaluates

segment

performance

based on

income

before taxes.

The Company does

not
allocate

certain

corporate

expenses

or income

taxes to

the credit

segment.

The following

schedule

summarizes

the direct

expenses

of the credit segment

which are reflected

in Selling,
general

and administrative

expenses

(in thousands):

Three Months Ended
May 1, 2021
May 2, 2020
Payroll
$
117
$
152
Postage
78
111
Other expenses
89
187
Total expenses
$

$

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 6 – STOCK BASED COMPENSATION:

As of May

1, 2021,

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

1, 2021:

2013 2018
Plan Plan Total
Options and/or restricted stock initially authorized
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

May 1, 2021
-
3,564,915
3,564,915

In accordance with ASC

718, the fair value

of current restricted stock

awards is estimated on

the date of
grant based on

the market price

of the Company’s

stock and is

amortized to compensation

expense on a
straight-line basis over

the related

vesting periods. As

of May 1,

2021 and January

30, 2021, there

was
$
14,763,000

and $
10,550,000
, respectively,

of total unrecognized compensation

expense related to
nonvested restricted stock

awards, which had

a remaining weighted-average

vesting period of
3.0

years
and
2.1

years, respectively. The

total compensation expense during

the three months

ended May 1, 2021
was $
283,000

compared to

$
606,000

for the

three months

ended May

2, 2020.

These expenses

are
classified as a component of

Selling, general and administrative expenses in

the Condensed Consolidated
Statements of Income (Loss).

The following

summary

shows the changes

in the shares of unvested

restricted

stock outstanding

during

the
three months ended May 1,

2021:

Weighted
Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at January 30, 2021
1,023,956
$
15.33

Granted
406,994
13.48
Vested
(175,673)
22.21

Forfeited or expired
(10,436)
13.67

Restricted stock awards at May 1, 2021
1,244,841
$
13.77

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

The Company’s Employee Stock Purchase Plan

allows

eligible

full-time

employees

to purchase a limited
number of shares of the Company’s Class

A Common Stock during each semi-annual offering period at a
15% discount

through

payroll

deductions.

During

the three

months

ended May

1, 2021 and

May 2, 2020,

the
Company

sold
19,248

and
26,957

shares to employees

at an average discount

of $
1.17

and $
1.64

per share,
respectively,

under the Employee Stock Purchase

Plan. The compensation

expense recognized

for the 15%
discount

given under the Employee Stock Purchase

Plan was approximately $
23,000

and $
44,000

for the
three months ended

May 1,

2021 and

May 2,

2020, respectively.

These expenses ar

e

classified

as a
component

of S

elling,

general

and administrative

expenses

in the Condensed Consolidated Statements o

f
Income

(Loss).

NOTE 7 –

FAIR VALUE MEASUREMENTS:

The following tables

set forth information regarding

the Company’s financial assets and liabilities that are
measured

at fair

value (in

thousands)

as of May

1, 2021

and January

30, 2021:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
May 1, 2021
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
24,490
$ - $
24,490
$ -

Corporate Bonds
90,093
-
90,093
-

U.S. Treasury/Agencies Notes and Bonds
29,120
-
29,120
-

Cash Surrender Value of Life Insurance
11,585
- -
11,585

Asset-backed Securities (ABS)
15,778
-
15,778
-

Corporate Equities
846
846
- -

Commercial Paper
1,821
-
1,821
-
Total Assets $
173,733
$
846
$
161,302
$
11,585
Liabilities:

Deferred Compensation
(10,271)
- -
(10,271)
Total Liabilities $
(10,271)
$ - $ - $
(10,271)

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
January 30,
2021
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
23,254
$ - $
23,254
$ -

Corporate Bonds
67,566
-
67,566
-

U.S. Treasury/Agencies Notes and Bonds
17,869
-
17,869
-

Cash Surrender Value of Life Insurance
11,263
- -
11,263

Asset-backed Securities (ABS)
16,064
-
16,064
-

Corporate Equities
703
703
- -

Commercial Paper
2,069
-
2,069
-
Total Assets $
138,788
$
703
$
126,822
$
11,263
Liabilities:

Deferred Compensation
(10,316)
- -
(10,316)
Total Liabilities $
(10,316)
$ - $ - $
(10,316)

The Company’s investment

portfolio

was primarily

invested

in corporate

bonds and tax-exempt

and taxable
governmental

debt securities

held in managed

accounts

with underlying

ratings

of A or better

at May 1, 2021
and January 30, 2021.

The state, municipal and corporate bonds have con

tractual

maturities

which range
from
four days

to
4.5

years.

The U.S. Treasury

Notes have

contractual

maturities

which range

from
14

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

credit card asset

-backed

securities

are backed by

revolving

pools of

credit

card
receivables

generated

by account holders

of cards

from American Express,

Citibank,

JPMorgan Chase,
Capital

One, and

Discover.

Additionally,

at May 1,

2021, the

Company

had $
0.8

million

of corporate

equities

and deferred

compensation
plan assets of $
11.6

million.

At January 30, 2021, the Company

had $
0.7

million

of corporate

equities

and
deferred

compensation

plan assets

of $
11.3

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

-party

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

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

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

as of May

1, 2021

and January

30, 2021

(dollars

in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2021 $
11,263
Redemptions -
Additions -
Total gains or (losses)

Included in interest and other income (or changes in net assets)
322

Included in other comprehensive income
-
Ending Balance at May 1, 2021 $
11,585
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2021 $
(10,316)

Redemptions
547

Additions
(145)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
(357)

Included in other comprehensive income
-
Ending Balance at May 1, 2021 $
(10,271)
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2020 $
10,517
Redemptions -
Additions -

Total gains or (losses)

Included in interest and other income (or changes in net assets)
746

Included in other comprehensive income
-
Ending Balance at January 30, 2021 $
11,263
Fair Value
Measurements Using
Significant Unobservable

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2020 $
(10,391)

Redemptions
1,714

Additions
(652)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
(987)

Included in other comprehensive income
-
Ending Balance at January 30, 2021 $
(10,316)
The presentation in the table above has been revised to reflect current year presentation.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2020

,

the FASB

issued ASU 2020-

04,
Reference Rate

Reform (Topic

848): Facilitation of

the
Effects of Referenc

e

Rate Reform on Financial Reporting
. In January 2021,

the FASB clarified

the scope
of that guidance

with the issuance of

ASU 2021-01, “Reference Rate

Reform: Scope.” The new
accounting rules provide

optional expedients and

exceptions for

applying GAAP to

contracts and

other
transactions affected by reference

rate reform. The amendments

in this standard can

be adopted any time
before the

fourth quarter of

2022. The Company

is currently in

the process of

evaluating the

impact of
adoption of

the new

rules on

the Company’s

financial condition,

results of

operations, cash

flows and
disclosures.

NOTE 9 – INCOME TAXES:

The Company had

an effective tax

rate for the

first quarter of

2021 of
12.9
% (Expense) compared

to an
effective tax

rate of
24.3
% (Benefit) for

the first quarter

of 2020. The

decrease in the

2021 first quarter
tax rate

was primarily due

to higher

pre-tax earnings and

ability to realize

foreign tax credits,

offset by
increases in

state income

taxes and

an upward

adjustment in

the reserves

for uncertain

tax positions
specific to

state income

taxes in

the first

quarter of

2020. Further,

the Coronavirus

Aid, Relief

and
Economic Security

Act (“

CARES”) allows

the Company

to carryback

losses five

years; therefore,

the
Company has recorded $33.0

million of estimated refunds

calculated through the first

quarter of 2021 in
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

of opera

tions and

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

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

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

The Company offers

its own proprietary credit

card to customers.

All credit activity is

performed by the
Company’s wholly-

owned subsidiaries.

None of the

credit card receivables

are secured.

The Company
estimated customer credit losses of $
131,000

and $
69,000

for the periods ended May 1,

2021 and May 2,
2020, respectively, on

sales purchased by the Company’s

proprietary credit card of $
4.4

million and $
2.6
million for the periods ended May 1, 2021 and May 2, 2020, respectively.

The following

table provides

information about

receivables and

contract liabilities

from contracts

with
customers (in thousands):

Balance as of
May 1, 2021
January 30, 2021
Proprietary Credit Card Receivables, net
$
9,094
$
9,606
Gift Card Liability
$
6,832
$
8,155

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

The components of lease cost are shown below (in thousands):

Three Months Ended
May 1, 2021
May 2, 2020
Operating lease cost (a)
$
16,726
$
16,993
Variable

lease cost (b)
$
793
$
80
(a) Includes right-of-use asset amortization of ($1.2) million and

($1.7) million for the three months ended
May 1, 2021 and May 2, 2020, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 1, 2021 AND MAY

2, 2020

Supplemental cash flow information

and non-cash activity related

to the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
May 1, 2021
May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities
$
15,947
$
15,499
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
$
734
$
28,197

Weighted-average remaining

lease term

and discount

rate for

the Company’s

operating leases

are as
follows:

As of
May 1, 2021
May 2, 2020
Weighted-average remaining lease term
2.7 years
3.2 years
Weighted-average discount rate
3.73%
4.36%

As of May 1, 2021,
the maturities of lease liabilities by fiscal year for the Company’s operating leases are
as follows (in thousands):

Fiscal Year
2021 (a)
$
51,803
2022
48,971
2023
36,102
2024
22,731
2025
13,915
Thereafter
36,870
Total lease payments
210,392
Less: Imputed interest
18,854
Present value of lease liabilities
$
191,538
(a) Excluding the 3 months ended May 1, 2021.

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

our be

liefs, intentions,

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
(5) statements relating to our future contingencies. When possible, we have attempted to identify forward-
looking statements by

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

the forward

-looking
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

1A of our annual report on Form 10-

K

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

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The Company’s accounting

policies

are more fully

described

in “Management’s

Discussion

and Analysis

of
Financial

Condition

and Results

of Operations”

in the Company’s

Annual

Report

on Form

10-K

for the

fiscal
year ended January

30, 2021.

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

the ca

lculation

of potential asset

impairment,

workers’
compensation,

general

and auto insurance liabilities, reserves

relating

to self-insured

health

insurance,

and
uncertain

tax positions.

The Company’s

critical

accounting

policies

and estimates

are discussed

with the

Audit Committee.

THE CATO CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

RESULTS OF OPERATIONS:

The following

table sets

forth, for

the periods

indicated,

certain items

in the Company's

unaudited

Condensed
Consolidated

Statements

of Income

as a percentage

of total

retail sales:

Three Months Ended
May 1, 2021
May 2, 2020
Total retail sales
100.0%
100.0
%
Other revenue
0.9
1.9
Total revenues
100.9
101.9
Cost of goods sold (exclusive of depreciation)
58.5
84.6
Selling, general and administrative (exclusive of depreciation)
29.9
53.1
Depreciation
1.4
4.1
Interest and other income
(0.3)
(1.9)
Income (loss) before income taxes
11.3
(38.0)
Net income (loss)
9.8
(28.8)

THE CATO CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

RESULTS OF OPERATIONS

(CONTINUED):

COVID-19

Update

The COVID-19 pandemic adversely

impacted the Company's business,

financial condition and operating
results through fiscal 2020.

The first quarter of

2021 saw significant improvements in

sales compared to
2020.

This improvement was

primarily attributable to

government stimulus, increased

customer traffic,
states continuing

to lift

capacity limits

as more

people are

vaccinated, consumers’

increasing comfort
level with

venturing out

to social

events

and

customers’ preparing

to return

to work.

However, the
Company’s sales

were well below 2019

sales for the

comparable period, and there

is still a

high level of
uncertainty regarding the

lingering effects of

the COVID-19 pandemic

and the

continued impact on

the
Company’s customers’

buying habits.

The Company

faces additional

uncertainty from

the continued
effects of disruption in the global supply chain and available workers as it attempts to hire associates as its
operating hours

continue to

expand. The

Company expects

that these

uncertainties and

perhaps others
related to the

pandemic will continue

to impact the

Company in fiscal

2021 and possibly

beyond.

The
adverse financial impacts associated with the continued

effects of, and uncertainties related to, the
COVID-19 pandemic include, but

are not limited

to, (i) lower net

sales in markets affected

by the actual
or potential

outbreak, whether

due to

state and

local orders,

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

outbreak or its

variants, its
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

Comparison

of First Quarter

of 2021

with 2020

Total retail sales for the first

quarter

were $211.2 million

compared

to last year’s first

quarter

sales of $98.8
million.

Sales increased

primarily

due to an increase

in same-store

sales and

sales from

new stores,

partially
offset by permanently closed stores in

2020. The 111.0%

increase

in same-store sales is primarily due

to
stores being closed from

March 19, 2020

through

the end of

the first quarter of

2020. Same store

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
than 5.0% of sales for

the first quarter of fiscal 2021

and are included in the

same-store

sales calculation.

Total revenues, comprised of

retail sales and

other revenue (principally finance charges and

late fees on

THE CATO CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

customer

accounts

receivable,

shipping

charged to customers

for e-commerce

purchases

and layaway fees),
were $213.1

million

for the first

quarter

ended May

1, 2021, compared

to $100.7

million

for the first

quarter
ended May

2, 2020. The

Company

operated

1,325 stores

at May 1, 2021

compared

to 1,300 stores

at the end
of last fiscal

year’s first

quarter.

For the first

three months

of fiscal 2021,

the Company

permanently

closed
five stores.

The Company

currently

expects

to close

approximately

25 stores

in fiscal

2021.

Credit revenue

of $0.5

million

represented

0.3% of

total revenues

in the first

quarter

of fiscal

2021, compared
to 2020 credit revenue of

$0.8 million or 0.8% of

total revenues.

Credit revenue is comprised of interest
earned on

the Company’s

private

label credit

card portfolio

and related

fee income.

Credit revenue

decreased
slightly

for the most

recent comparable

period due

to lower

finance

charge income

and lower

late fee

income
from sales

using the

Company’s proprietary

credit

card. Related

expenses

include

principally

payroll,

postage
and other administrative expenses, and totaled $0.3

million

in the first

quarter

of 2021, compared to

last
year’s first

quarter

expenses

of $0.5

million.

Other revenue,

a component

of total revenues,

was $1.9 million

for the first

quarter

of fiscal

2021, compared
to $1.9

million

for the

prior year’s

comparable

first quarter.

Cost of goods

sold was $123.7

million,

or 58.5% of retail

sales for the

first quarter

of fiscal 2021,

compared
to $83.6 million,

or 84.6% of retail sales in the first quarter of fiscal 2020.

The overall

decrease

in cost of
goods sold as

a percent of

retail sales for first

quarter

of 2021 resulted primarily from

the leveraging of
occupancy, buying and distribution

costs due to normalized sales and higher sales of regular priced goods.
Cost of goods sold includes merchandise

costs (net of discounts

and allowances),

buying costs,

distribution
costs, occupancy costs, freight and

inventory

shrinkage.

Net merchandise costs and in

-bound

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
by 475.4%

to $87.6

million

for the

first quarter

of fiscal

2021 compared

to $15.2

million

in the first

quarter

of
fiscal 2020.

Gross margin

as presented

may not

be comparable

to those

of other

entities.

Selling,

general

and administrative

expenses

(“SG&A”)

primarily

include

corporate

and store

payroll,

related
payroll

taxes and benefits, insurance, supplies, advertising, bank and credit

card processing fees.

SG&A
expenses

were 29.9% of retail sales

for the first quarter

of fiscal 2021, compared

to 53.1% of retail sales in
the first quarter of

fiscal 2020. SG&A as

a p

ercent of retail sales

decreased

primarily

due to

leveraging
expenses as a

result of normalized

sales and a

decrease in impairment

charges, partially offset

by higher
incentive compensation.

Depreciation

expense

was $3.0

million,

or 1.4%

of retail

sales for

the first

quarter

of fiscal

2021, compared

to
$4.0 million,

or 4.1%

of retail

sales for

the first

quarter

of fiscal

2020. The

decrease

in depreciation

expense

is
attributable

to lower

net fixed

assets

primarily

due to $13.7

million

of impairment

charges in

2020.

Interest

and other income

was $0.7

million,

or 0.3%

of retail sales

for the

first quarter of

fiscal 2

021,
compared

to $1.9 million,

or 1.9% of

retail sales

for the first

quarter

of fiscal

2020.

The decrease

is primarily
attributable

to lower interest

rates and smaller

gains from the

sale of investments,

partially

offset by an
increase

in short-term

investing.
Income tax expense was $3.1

million or 1.5% of retail

sales for the first

quarter of fiscal 2021, compared
to an income tax benefit of $9.1 million, or 9.2% of

retail sales for the first quarter of fiscal 2020. Income

THE CATO CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

tax expense for

the first quarter

of fiscal 2021

increased primarily as

a result of

higher pre-tax earnings.
The effective income tax rate for the first quarter of fiscal

2021 was 12.9%

(Expense) compared to 24.3%
(Benefit) for the first quarter

of 2020. The decrease in the

2021 first quarter tax rate was

primarily due to
higher pre-tax earnings

and the ability

to realize foreign

tax credits, partial

ly offset by

increases in state
income taxes in the first quarter of 2020.

LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company believes

that its cash, cash equivalents

and short-term

investments,

together

with cash flows
from operations

and borrowings

available

under its revolving

credit

agreement,

will be adequate

to fund the
Company’s regular

operating

requirements

and expected

capital

expenditures

for fiscal

2021 and the

next 12
months.

Cash provided by operating activities for the first

three months of fiscal 2021 was

primarily

generated

by
earnings

adjusted

for depreciation

and changes in working

capital.

The increase

in cash provided of $115.8
million

for the first three

months of fiscal 2021

as compared to the

first three months of

fiscal 2020 was
primarily

due to net income versus a net loss

,

a decrease in inventory, and an

increase

in accounts payable
and accrued

liabilities,

partially

offset by

a decrease

in store

impairment

charges.

At May 1, 2021,

the Company

had working

capital

of $130.5

million

compared

to $108.6

million

at January
30, 2021.

This increase

is primarily attributable

to higher short-term

investments,

partially

offset

by higher
accrued

incentive

compensation.

At May 1, 2021 and January 30,

2021, the Company had an unsecured

revolving credit agreement, which
provides for borrow

ings of up

to $35.0 million

less the balance

of letters of

credit discussed below.

The
revolving credit

agreement is

committed through

May 2023.

The credit

agreement contains

various
financial covenants and limitations,

including the maintenance of

specific financial ratios with

which the
Company was in compliance as

of May 1, 2021.

There were no borrowings outstanding

under the credit
facility as of May 1, 2021 or January 30, 2021.

At May 1, 2021

and January

30, 2021,

the Company

had no outstanding

letters

of credit

relating

to purchase
commitments.

Expenditures

for pro

perty and

equipment

totaled

$0.6 million in

the first

three months of

fiscal 2021,
compared

to $5.3 million

in last year’s

first three

months.

For the full

fiscal 2021

year, the Company

expects
to invest

approximately

$3.1 million

in capital

expenditures.

Net cash

used by

investing

activities

totaled

$34.2 million

in the first

three months

of fiscal

2021 compared

to
$76.9 million provided

in the comparable period of fiscal 2020,

primarily

due to a

decrease

in the sale of
short-term

investments

and an

increase

in the

purchase

of short

-term investments,

partially

offset by

a
decrease

in capital

expenditures.

Net cash used

by financing

activities

totaled

$5.5 million

in the first

three months

of fiscal

2021 compared

to
$12.4 million

provided

in the comparable

period

of fiscal

2020, primarily

due to a decrease

in proceeds

from
the line of

credit,

partially

offset by no

dividends

paid in the

first quarter of fiscal 2021

and fewer stock
repurchases.

On May 20,

2021, the

Board of

Directors

declared

the quarterly

dividend

at $0.11 per

share.

THE CATO CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

As of May

1, 2021, the

Company

had 1,445,488 shares remaining in open

authorizations

under its share
repurchase

program.

The Company

does not

use derivative

financial

instruments.

The Company’s investment

portfolio

was primarily

invested

in corporate

bonds and tax-exempt

and taxable
governmental

debt securities

held in managed

accounts

with underlying

ratings

of A or better

at May 1, 2021
and January 30, 2021.

The state, municipal and corporate bonds have contractual maturities which range from four days

to 4.5 years.

The U.S. Treasury

Notes have

contractual

maturities

which range

from 14 days
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

credit card asset

-backed

securities

are backed by

revolving

pools of

credit

card
receivables

generated

by account holders

of cards

from American Express,

Citibank,

JPMorgan Chase,
Capital

One, and

Discover.

Additionally,

at May 1,

2021,

the Company

had $0.8

million

of corporate

equities

and deferred

compensation
plan assets of $11.6 million.

At January 30, 2021, the Company

had $0.7 million

of corporate

equities

and
deferred

compensation

plan assets

of $11.3 million.

All

of these

assets are

recorded

within Other

assets in

the
Condensed

Consolidated

Balance

Sheets.

See Note

7, Fair

Value Measurements.

RECENT

ACCOUNTING

PRONOUNCEMENTS:

See Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK:

The Company

is subject

to market

rate risk

from exposure

to changes

in interest

rates based

on its
financing, investing and cash

management activities, but the

Company does not believe

such exposure is
material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out

an evaluation,

with the

participation

of our Principal

Executive

Officer

and Principal

Financial
Officer, of the

effectiveness

of our disclosure controls and proc

edures as of

May 1, 2021

.

Based on this
evaluation,

our Principal

Executive

Officer and

Principal

Financial

Officer concluded

that, as

of May 1,

2021,
our disclosure

controls

and procedures,

as defined in Rule 13a-15(e),

under the Securities

Exchange

Act of
1934 (the “Exchange Act”),

were effective to

ensure

that information we are

required

to disclose in

the
reports

that we file

or submit under

the Exchange Act

is recorded, processed, summarized and

reported
within the

time periods

specified

in the SEC’s rules and

forms and that

such information

is accumulated

and
communicated

to our management,

including

our Principal

Executive

Officer

and Principal

Financial

Officer,
as appropriate

to allow

timely

decisions

regarding

required

disclosure.

CHANGES

IN INTERNAL

CONTROL

OVER FINANCIAL

REPORTING:

No change

in the Company’s

internal

control

over financial

reporting

(as defined

in Exchange

Act Rule

13a-
15(f)) has

occurred

during

the Company’s

fiscal quarter

ended May

1, 2021 that

has materially

affected,

or is
reasonably

likely to materially

affect, the Company’s

internal

control

over financial

reporting.

THE CATO CORPORATION

PART

II OTHER

INFORMATION

ITEM 1.

LEGAL PROCEEDINGS:

Not Applicable

ITEM 1A.

RISK FACTORS:

In addition

to the other

information

in this

report,

you should

carefully

consider

the factors

discussed

in Part

I,
“Item 1A. Risk Factors” in our

Annual

Report

on Form 10-K

for our fiscal year ended January 30,

2021.

These risks could materially

affect our business,

financial

condition

or future results;

however, they are not
the only

risks we

face.

Additional

risks and

uncertainties

not currently

known to

us or that

we currently

deem
to be immaterial

may also materially

adversely

affect our business,

financial

condition

or results of
operations.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended May 1, 2021:

ISSUER

PURCHASES

OF EQUITY

SECURITIES

Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
February 2021 - $ - -
March 2021 122,119 11.77 122,119
April 2021 303,542 13.81 303,542
Total 425,661 $ 13.22 425,661 1,445,488

(1)

Prices include trading costs.

(2)

As of January

30, 2021, the

Company’s share

repurchase program had

1,871,149 shares
remaining in

open authorizations.

During the

first quarter

ended May

1, 2021,

the Company
repurchased and

retired 425,661 shares

under this

program for approximately

$5,629,130 or

an
average market price of $13.22 per share.

As of May 1, 2021, the Company had 1,445,488 shares
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

May 1,

2021, formatted in

Inline
XBRL:

(i) Condensed

Consolidated

Statements

of Income

(Loss) and
Comprehensive

Income

(Loss)

for the Three

Months

ended May 1,
2021 and

May 2, 2020;

(ii) Condensed

Consolidated

Balance

Sheets at
May 1,

2021 and

January

30,

2021;

(iii) Condensed Consolidated
Statements

of Cash Flows for the

Three Months Ended May 1, 2021
and May 2,

2020;

(iv) Condensed Consolidated

Statements

of
Stockholders’

Equity for the

Three Months Ended May

1, 2021 and
May 2, 2020; and

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

May 27, 2021
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
May 27, 2021 /s/ John R. Howe
Date John R. Howe
Executive Vice President
Chief Financial Officer