Form 10-Q
period 2021-07-31
CATO CORP
filed 2021-08-25
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021
OR
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

As of July 31, 2021, there were 20,776,585 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 31, 2021

Table of Contents

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		3
For the Three Months and Six Months Ended July 31, 2021 and August 1, 2020

Condensed Consolidated Balance Sheets		4
At July 31, 2021 and January 30, 2021

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended July 31, 2021 and August 1, 2020

Condensed Consolidated Statements of Stockholders’ Equity		6 – 7
For the Six Months Ended July 31, 2021 and August 1, 2020

Notes to Condensed Consolidated Financial Statements		8 – 23
For the Three Months and Six Months Ended July 31, 2021 and August 1, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 – 31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$205,962	$166,265	$417,196	$265,078
Other revenue (principally finance charges, late fees and
layaway charges)	1,784	1,905	3,635	3,824
Total revenues	207,746	168,170	420,831	268,902

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	115,587	132,736	239,262	216,333
Selling, general and administrative (exclusive of depreciation
shown below)	70,984	43,957	134,221	96,468
Depreciation	3,137	3,488	6,179	7,494
Interest and other income	(515)	(961)	(1,178)	(2,812)
Cost and expenses, net	189,193	179,220	378,484	317,483

Income (loss) before income taxes	18,553	(11,050)	42,347	(48,581)

Income tax expense (benefit)	4,561	(3,880)	7,642	(12,994)

Net income (loss)	$13,992	$(7,170)	$34,705	$(35,587)

Basic earnings (loss) per share	$0.62	$(0.30)	$1.54	$(1.48)

Diluted earnings (loss) per share	$0.62	$(0.30)	$1.54	$(1.48)

Comprehensive income:
Net income (loss)	$13,992	$(7,170)	$34,705	$(35,587)
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($44) and ($85) for the three and
six months ended July 31, 2021 and $146 and $56 for
the three and six months ended August 1, 2020, respectively	(145)	484	(279)	186
Comprehensive income (loss)	$13,847	$(6,686)	$34,426	$(35,401)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2021	January 30, 2021

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$25,354	$17,510
Short-term investments	191,520	126,416
Restricted cash	3,918	3,512
Restricted short-term investments	-	406
Accounts receivable, net of allowance for customer credit losses of
$742 and $605 at July 31, 2021 and January 30, 2021, respectively	51,296	52,743
Merchandise inventories	72,042	84,123
Prepaid expenses and other current assets	5,421	5,840
Total Current Assets	349,551	290,550
Property and equipment – net	67,280	72,550
Noncurrent deferred income taxes	5,770	5,685
Other assets	23,441	22,850
Right-of-Use assets – net	144,765	199,817
Total Assets	$590,807	$591,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$71,463	$73,769
Accrued expenses	40,641	40,790
Accrued employee benefits and bonus	30,596	1,916
Accrued income taxes	4,096	2,038
Current lease liability	54,604	63,421
Total Current Liabilities	201,400	181,934
Other noncurrent liabilities	20,550	19,705
Lease liability	95,045	143,315

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 20,776,585 shares and 20,839,795 shares
issued at July 31, 2021 and January 30, 2021, respectively	701	703
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 shares and 1,763,652 shares
issued at July 31, 2021 and January 30, 2021, respectively	59	59
Additional paid-in capital	117,312	115,278
Retained earnings	154,864	129,303
Accumulated other comprehensive income	876	1,155
Total Stockholders' Equity	273,812	246,498
Total Liabilities and Stockholders' Equity	$590,807	$591,452

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31, 2021	August 1, 2020

	(Dollars in thousands)

Operating Activities:
Net income (loss)	$34,705	$(35,587)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
Depreciation	6,179	7,494
Provision for customer credit losses	246	109
Purchase premium and premium amortization of investments	(1,410)	161
Share-based compensation	1,906	1,903
Deferred income taxes	-	2,669
Loss on disposal of property and equipment	283	162
Impairment of store assets	-	5,270
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	1,202	(13,058)
Merchandise inventories	12,081	27,085
Prepaid and other assets	(66)	(7,291)
Operating lease right-of-use assets and liabilities	(2,035)	(920)
Accrued income taxes	2,058	(467)
Accounts payable, accrued expenses and other liabilities	26,808	(35,759)
Net cash provided (used) by operating activities	81,957	(48,229)

Investing Activities:
Expenditures for property and equipment	(1,125)	(9,801)
Purchase of short-term investments	(113,454)	(8,275)
Sales of short-term investments	49,696	108,886
Sales of other assets	-	199
Net cash provided (used) in investing activities	(64,883)	91,009

Financing Activities:
Dividends paid	(2,488)	(7,990)
Repurchase of common stock	(6,483)	(9,875)
Proceeds from line of credit	-	34,000
Payments on line of credit	-	(34,000)
Proceeds from employee stock purchase plan	147	250
Net cash provided (used) in financing activities	(8,824)	(17,615)

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,250	25,165

Cash, cash equivalents, and restricted cash at beginning of period	21,022	14,401
Cash, cash equivalents, and restricted cash at end of period	$29,272	$39,566

Non-cash activity:
Accrued other assets and property and equipment	$410	$1,556
Accrued treasury stock	194	-

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 30, 2021	$703	$59	$115,278	$129,303	$1,155	$246,498
Comprehensive income:
Net income (loss)	-	-	-	20,713	-	20,713
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($40)	-	-	-	-	(134)	(134)
Dividends paid ($0.00 per share)	-	-	-	-	-	-
Class A common stock sold through employee stock purchase
plan — 19,248 shares	1	-	150	-	-	151
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
396,558 shares	13	-	271	-	-	284
Repurchase and retirement of treasury shares – 425,661 shares	(14)	-	-	(5,615)	-	(5,629)

Balance — May 1, 2021	$703	$59	$115,699	$144,401	$1,021	$261,883
Comprehensive income:
Net income (loss)	-	-	-	13,992	-	13,992
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($44)	-	-	-	-	(145)	(145)
Dividends paid ($0.11 per share)	-	-	-	(2,488)	-	(2,488)
Class A common stock sold through employee stock purchase
plan — 1,336 shares	-	-	23	-	-	23
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
10,018 shares	-	-	1,590	5	-	1,595
Repurchase and retirement of treasury shares – 64,709 shares	(2)	-	-	(1,046)	-	(1,048)

Balance — July 31, 2021	$701	$59	$117,312	$154,864	$876	$273,812

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 31, 2021 and August 1, 2020 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

Subsequent to July 31, 2021, the Company repurchased 168,390 shares for $2,802,850.

COVID-19 Update

The COVID-19 pandemic adversely impacted the Company's business, financial condition and operating results through fiscal 2020. The first and second quarters of 2021 saw significant improvements in sales compared to 2020. This improvement was primarily attributable to government stimulus, increased customer traffic, states lifting capacity limits as more people were vaccinated, consumers’ increasing comfort level with venturing out to social events and customers’ preparing to return to work. However, the Company’s sales were well below 2019 sales for the comparable period, and there is still a high level of uncertainty regarding the lingering effects of the pandemic, as well as renewed concerns over the impact of new, more transmissible variants of the virus, slowing vaccination rates and related factors that have in some cases slowed and may continue to slow progress toward the return to pre-pandemic activities and levels of consumer confidence. The Company faces additional uncertainty from the continued effects of disruption in the global supply chain and available workers as it attempts to hire associates as its operating hours continue to expand. The Company expects that these uncertainties and perhaps others related to the pandemic will continue to impact the Company in fiscal 2021 and possibly beyond. The adverse financial impacts associated with the continued effects of, and uncertainties related to, the COVID-19 pandemic include, but are not limited to, (i) lower net sales in markets affected by actual or potential adverse changes in conditions relating to the pandemic, whether due to increases in case counts, state and local orders, reductions in store traffic and customer demand, labor shortages, or all of these factors, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

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

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Dollars in thousands)
Numerator
Net earnings (loss)	$13,992	$(7,170)	$34,705	$(35,587)
(Earnings) loss allocated to non-vested equity awards	(756)	320	(1,739)	1,531
Net earnings (loss) available to common stockholders	$13,236	$(6,850)	$32,966	$(34,056)

Denominator
Basic weighted average common shares outstanding	21,367,819	22,908,942	21,428,491	22,934,410
Diluted weighted average common shares outstanding	21,367,819	22,908,942	21,428,491	22,934,410

Net income (loss) per common share
Basic earnings (loss) per share	$0.62	$(0.30)	$1.54	$(1.48)
Diluted earnings (loss) per share	$0.62	$(0.30)	$1.54	$(1.48)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended July 31, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 1, 2021	$1,021
Other comprehensive income before
reclassification	(171)

Amounts reclassified from accumulated
other comprehensive income (b)	26

Net current-period other comprehensive income	(145)

Ending Balance at July 31, 2021	$876

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $34 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $8.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended July 31, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2021	$1,155
Other comprehensive income before
reclassification	(344)

Amounts reclassified from accumulated
other comprehensive income (b)	65

Net current-period other comprehensive income	(279)

Ending Balance at July 31, 2021	$876

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $85 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $20.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended August 1, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 2, 2020	$1,125
Other comprehensive income before
reclassifications	420

Amounts reclassified from accumulated
other comprehensive income (b)	64

Net current-period other comprehensive income	484

Ending Balance at August 1, 2020	$1,609

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended August 1, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2020	$1,423
Other comprehensive income before
reclassifications	(381)

Amounts reclassified from accumulated
other comprehensive income (b)	567

Net current-period other comprehensive income	186

Ending Balance at August 1, 2020	$1,609

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 31, 2021, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the balance of any revocable letters of credit related to purchase commitments. On June 2, 2020, the Company signed an amendment extending the revolving credit agreement through May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 31, 2021. There were no borrowings outstanding under this credit facility, nor any outstanding letters of credit that reduced borrowing availability, as of July 31, 2021 or January 30, 2021. The weighted average interest rate under the credit facility was zero at July 31, 2021 due to no borrowings outstanding.

At July 31, 2021 and January 30, 2021, the Company had no outstanding revocable letters of credit relating to purchase commitments.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of July 31, 2021, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a wholly-owned subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 31, 2021	Retail	Credit	Total	July 31, 2021	Retail	Credit	Total

Revenues	$207,242	$504	$207,746	Revenues	$419,789	$1,042	$420,831
Depreciation	3,137	-	3,137	Depreciation	6,179	-	6,179
Interest and other income	(515)	-	(515)	Interest and other income	(1,178)	-	(1,178)
Income/(Loss) before income taxes	18,366	187	18,553	Income/(Loss) before income taxes	41,906	441	42,347
Capital expenditures	570	-	570	Capital expenditures	1,125	-	1,125

Three Months Ended				Six Months Ended
August 1, 2020	Retail	Credit	Total	August 1, 2020	Retail	Credit	Total

Revenues	$167,523	$647	$168,170	Revenues	$267,413	$1,489	$268,902
Depreciation	3,488	-	3,488	Depreciation	7,494	-	7,494
Interest and other income	(961)	-	(961)	Interest and other income	(2,812)	-	(2,812)
Income/(Loss) before income taxes	(11,368)	318	(11,050)	Income/(Loss) before income taxes	(49,291)	710	(48,581)
Capital expenditures	4,490	-	4,490	Capital expenditures	9,801	-	9,801

	Retail	Credit	Total

Total assets as of July 31, 2021	$547,985	$42,822	$590,807
Total assets as of January 30, 2021	549,349	42,103	591,452

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Payroll	$79	$130	$231	$282
Postage	51	82	162	193
Other expenses	187	118	208	305
Total expenses	$317	$330	$601	$780

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 6 – STOCK-BASED COMPENSATION:

As of July 31, 2021, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of July 31, 2021:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
July 31, 2021	-	3,554,897	3,554,897

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 31, 2021 and January 30, 2021, there was $13,551,000 and $10,550,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.8 years and 2.1 years, respectively. The total compensation expense during the three and six months ended July 31, 2021 was $1,597,000 and $1,880,000, respectively, compared to $1,253,000 and $1,859,000, respectively, for the three and six months ended August 1, 2020. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended July 31, 2021:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2021	1,023,956	$15.33
Granted	407,910	13.49
Vested	(176,575)	22.22
Forfeited or expired	(33,429)	13.98
Restricted stock awards at July 31, 2021	1,221,862	$13.76

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Amended and Restated Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 31, 2021 and August 1, 2020, the Company sold 20,584 and 26,957 shares to employees at an average discount of $1.26 and $1.64 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $26,000 and $44,000 for the six months ended July 31, 2021 and August 1, 2020, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of July 31, 2021 and January 30, 2021:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 31, 2021	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$29,333	$-	$29,333	$-
Corporate Bonds	108,199	-	108,199	-
U.S. Treasury/Agencies Notes and Bonds	32,379	-	32,379	-
Cash Surrender Value of Life Insurance	11,695	-	-	11,695
Asset-backed Securities (ABS)	20,217	-	20,217	-
Corporate Equities	808	808	-	-
Commercial Paper	1,393	-	1,393	-
Total Assets	$204,024	$808	$191,521	$11,695

Liabilities:
Deferred Compensation	(10,397)	-	-	(10,397)
Total Liabilities	$(10,397)	$-	$-	$(10,397)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30, 2021	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$23,254	$-	$23,254	$-
Corporate Bonds	67,566	-	67,566	-
U.S. Treasury/Agencies Notes and Bonds	17,869	-	17,869	-
Cash Surrender Value of Life Insurance	11,263	-	-	11,263
Asset-backed Securities (ABS)	16,064	-	16,064	-
Corporate Equities	703	703	-	-
Commercial Paper	2,069	-	2,069	-
Total Assets	$138,788	$703	$126,822	$11,263

Liabilities:
Deferred Compensation	(10,316)	-	-	(10,316)
Total Liabilities	$(10,316)	$-	$-	$(10,316)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 31, 2021 and January 30, 2021. The state, municipal and corporate bonds have contractual maturities which range from one day to five years. The U.S. Treasury Notes have contractual maturities which range from two months to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at July 31, 2021, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.7 million. At January 30, 2021, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $11.3 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of July 31, 2021 and January 30, 2021 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2021	$11,263
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	432
Included in other comprehensive income	-
Ending Balance at July 31, 2021	$11,695

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2021	$(10,316)
Redemptions	642
Additions	(195)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(528)
Included in other comprehensive income	-
Ending Balance at July 31, 2021	$(10,397)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2020	$10,517
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	746
Included in other comprehensive income	-
Ending Balance at January 30, 2021	$11,263

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2020	$(10,391)
Redemptions	1,714
Additions	(652)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(987)
Included in other comprehensive income	-
Ending Balance at January 30, 2021	$(10,316)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. The new accounting rules provide optional expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform. The amendments in this standard can be adopted any time before the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first six months of 2021 of 18.0% (Expense) compared to 26.7% (Benefit) for the first six months of 2020. The change in the effective tax rate for the first six months was primarily due to higher pre-tax earnings and ability to realize foreign tax credits, offset by increases in state income taxes and an upward adjustment in reserves for uncertain tax positions specific to state income taxes in the first quarter of 2020. Further, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) allows the Company to carryback losses five years; therefore, the Company has recorded $33.0 million of estimated refunds calculated through the first quarter of 2021 in Accounts receivable on the Condensed Consolidated Balance Sheets.

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

NOTE 11 – REVENUE RECOGNITION:

The Company recognizes sales at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit. Sales from purchases made with Cato credit, gift cards and layaway sales from stores are also recorded when the customer takes possession of the merchandise. E-commerce sales are recorded when the risk of loss is transferred to the customer. Gift cards are recorded as deferred revenue until they are redeemed or forfeited. Layaway sales are recorded as deferred revenue until the customer takes possession of, or forfeits, the merchandise. Gift cards do not have expiration dates. A provision is made for estimated merchandise returns based on sales

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

volumes and the Company’s experience; actual returns have not varied materially from historical amounts. A provision is made for estimated write-offs associated with sales made with the Company’s proprietary credit card. Amounts related to shipping and handling billed to customers in a sales transaction are classified as Other revenue and the costs related to shipping product to customers (billed and accrued) are classified as Cost of goods sold.

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. During the three and six months ended July 31, 2021, the Company estimated customer credit losses of $,144000 and $275,000, respectively, compared to $,116000 and $185,000 for the three and six months ended August 1, 2020, respectively. Sales purchased on the Company’s proprietary credit card for the three and six months ended July 31, 2021 were $4.8 million and $9.2 million, respectively, compared to $4.3 million and $6.9 million for the three and six months ended August 1, 2020, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	July 31, 2021	January 30, 2021

Proprietary Credit Card Receivables, net	$8,903	$9,606
Gift Card Liability	$6,302	$8,155

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

NOTE 12 – LEASES:

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for stores, offices and equipment. Its leases have remaining lease terms of up to 10 years based on the estimated likelihood of renewal. Some include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. The Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of lease payments.

The components of lease cost are shown below (in thousands):

	Three Months Ended
	July 31, 2021	August 1, 2020

Operating lease cost (a)	$17,334	$17,082
Variable lease cost (b)	$700	$439

(a) Includes right-of-use asset amortization of ($0.5) million and ($1.0) million for the three months ended July 31, 2021 and August 1, 2020, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

	Six Months Ended
	July 31, 2021	August 1, 2020

Operating lease cost (a)	$34,060	$34,075
Variable lease cost (b)	$1,493	$519

(a) Includes right-of-use asset amortization of ($1.6) million and ($2.7) million for the six months ended July 31, 2021 and August 1, 2020, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2021 AND AUGUST 1, 2020

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	July 31, 2021	August 1, 2020

Cash paid for amounts included in the measurement of lease liabilities	$15,726	$15,946
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$(26,157)	$3,287

	Six Months Ended
	July 31, 2021	August 1, 2020

Cash paid for amounts included in the measurement of lease liabilities	$31,673	$31,445
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$(25,423)	$31,484

During the second quarter of 2021, the Company reassessed its initial accounting term for approximately 80 stores for the likelihood of renewal. After evaluation, the Company now believes it is no longer probable that these stores will be renewed for a second lease term. The remeasurement resulted in a $25.8 million reduction of the Company’s Right-of-Use assets on the Condensed Consolidated Balance Sheets.

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	July 31, 2021	August 1, 2020

Weighted-average remaining lease term	2.4 years	2.9 years
Weighted-average discount rate	3.47%	4.29%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2021 (a)	$33,731
2022	48,846
2023	36,107
2024	22,633
2025	12,386
Thereafter	4,892
Total lease payments	158,595
Less: Imputed interest	8,946
Present value of lease liabilities	$149,649

(a) Excluding the 6 months ended July 31, 2021.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	0.9	1.1	0.9	1.4
Total revenues	100.9	101.1	100.9	101.4
Cost of goods sold (exclusive of depreciation)	56.1	79.8	57.4	81.6
Selling, general and administrative (exclusive of depreciation)	34.5	26.4	32.2	36.4
Depreciation	1.5	2.1	1.5	2.8
Interest and other income	(0.3)	(0.6)	(0.3)	(1.1)
Income (loss) before income taxes	9.0	(6.6)	10.2	(18.3)
Net income (loss)	6.8	(4.3)	8.3	(13.4)

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

COVID-19 Update

The COVID-19 pandemic adversely impacted the Company's business, financial condition and operating results through fiscal 2020. The first and second quarters of 2021 saw significant improvements in sales compared to 2020. This improvement was primarily attributable to government stimulus, increased customer traffic, states lifting capacity limits as more people were vaccinated, consumers’ increasing comfort level with venturing out to social events and customers’ preparing to return to work. However, the Company’s sales were well below 2019 sales for the comparable period, and there is still a high level of uncertainty regarding the lingering effects of the pandemic, as well as renewed concerns over the impact of new, more transmissible variants of the virus, slowing vaccination rates and related factors that have in some cases slowed and may continue to slow progress toward the return to pre-pandemic activities and levels of consumer confidence. The Company faces additional uncertainty from the continued effects of disruption in the global supply chain and available workers as it attempts to hire associates as its operating hours continue to expand. The Company expects that these uncertainties and perhaps others related to the pandemic will continue to impact the Company in fiscal 2021 and possibly beyond. The adverse financial impacts associated with the continued effects of, and uncertainties related to, the COVID-19 pandemic include, but are not limited to, (i) lower net sales in markets affected by actual or potential adverse changes in conditions relating to the pandemic, whether due to increases in case counts, state and local orders, reductions in store traffic and customer demand, labor shortages, or all of these factors, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

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

Comparison of the Three and Six Months ended July 31, 2021 with August 1, 2020

Total retail sales for the second quarter were $206.0 million compared to last year’s second quarter sales of $166.3 million, a 24% increase. The Company’s sales increase in the second quarter of fiscal 2021 is primarily due to a 23% increase in same-store sales and sales from new stores, partially offset by permanently closed stores in 2020. The increase in same-store sales is primarily due to stores being open in this year’s second quarter, as opposed to closed from March 19, 2020 into the second quarter of 2020. For the six months ended July 31, 2021, total retail sales were $417.2 million compared to last year’s comparable six month sales of $265.1 million, a 57% increase. Sales in the first six months of fiscal 2021 increased primarily due to a 56% increase in same-store sales and sales from new stores, partially offset by permanently closed

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

stores in 2020. Same-store sales for the six months ended July 31, 2021 increased primarily due to stores being open in the first six months of 2021 as opposed to closed from March 19, 2020 into the second quarter of 2020. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 5% of total sales for the six months ended July 31, 2021 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $207.7 million and $420.8 million for the three and six months ended July 31, 2021, compared to $168.2 million and $268.9 million for the three and six months ended August 1, 2020, respectively. The Company operated 1,325 stores at July 31, 2021 compared to 1,333 stores at the end of last year’s second quarter. During the first six months of fiscal 2021, the Company closed five stores. The Company currently expects to open fewer than 10 stores and to close approximately 25 stores in fiscal 2021.

Credit revenue of $0.5 million represented 0.2% of total revenues in the second quarter of fiscal 2021, compared to 2020 credit revenue of $0.6 million or 0.4% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales using the Company’s proprietary credit card. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.3 million in the second quarter of fiscal 2021, compared to last year’s second quarter expense of $0.3 million.

Other revenue in total, as included in total revenues, was $1.8 million and $3.6 million for the three and six months ended July 31, 2021, respectively, compared to $1.9 million and $3.8 million for the prior year’s comparable three and six month periods. The overall decrease in the three and six months ended July 31, 2021 is primarily due to decreases in finance charge income, partially offset by increases in layaway charges and gift card breakage income.

Cost of goods sold was $115.6 million, or 56.1% of retail sales and $239.3 million, or 57.3% of retail sales for the three and six months ended July 31, 2021, respectively, compared to $132.7 million, or 79.8% of retail sales and $216.3 million, or 81.6% of retail sales for the comparable three and six month periods of fiscal 2020. The overall decrease in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2021 resulted primarily from the leveraging of occupancy, buying and distribution costs due to more normalized sales and higher sales of regular priced goods. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 169.9% to $90.4 million for the second quarter of fiscal 2021 and increased by 265.3% to $177.9 million for the first six months of fiscal 2021, compared to $33.5 million and $48.7 million for the prior year’s comparable three and six months of fiscal 2020. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $71.0 million, or 34.5% of retail sales and $134.2 million, or 32.2% of retail sales for the second quarter and first six months of fiscal 2021, respectively, compared to $44.0 million, or 26.4% of retail

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales and $96.5 million, or 36.4% of retail sales for the prior year’s comparable three and six month periods. The overall increase in SG&A expense for the second quarter is primarily due to increased employee benefit/bonus expense and store operating expenses as operating hours have increased substantially compared to the prior year’s phased store reopening following the extended store closure due to COVID-19. For the first six months of fiscal 2021, the overall increase in SG&A expense was primarily attributable to increased employee benefit/bonus expense and store operating expenses as operating hours have increased substantially compared to the prior year’s phased store reopening following the extended store closure due to COVID-19, partially offset by a $5.3 million non-cash impairment charge in 2020.

Depreciation expense was $3.1 million, or 1.5% of retail sales and $6.2 million, or 1.5% of retail sales for the second quarter and first six months of fiscal 2021, respectively, compared to $3.5 million, or 2.1% of retail sales and $7.5 million or 2.8% of retail sales for the comparable three and six month periods of fiscal 2020, respectively. The decrease in depreciation expense is attributable to lower net fixed assets primarily due to $13.7 million of impairment charges in 2020.

Interest and other income was $0.5 million, or 0.3% of retail sales and $1.2 million, or 0.3% of retail sales for the three and six months ended July 31, 2021, respectively, compared to $1.0 million, or 0.6% of retail sales and $2.8 million, or 1.1% of retail sales for the comparable three and six month periods of fiscal 2020, respectively. The decrease for the first six months of fiscal 2021 compared to 2020 is primarily attributable to lower interest rates and smaller gains from the sale of investments, partially offset by an increase in short-term investments.

Income tax expense was $4.6 million and $7.6 million for the second quarter and first six months of fiscal 2021, respectively, compared to an income tax benefit of $3.9 million and $13.0 million for the comparable three and six month periods of fiscal 2020, respectively. For the first six months of fiscal 2021, the Company’s effective tax rate was 18.0% (Expense) compared to 26.7% (Benefit) for the first six months of 2020. The change in the 2021 year-to-date effective tax rate was primarily due to higher pre-tax earnings and ability to realize foreign tax credits, partially offset by increases in state income taxes in the first quarter of fiscal 2021.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2021 and the next 12 months.

Cash provided by operating activities during the first six months of fiscal 2021 was $82.0 million as compared to $48.2 million used in the first six months of fiscal 2020. Cash provided by operating activities for the first six months of fiscal 2021 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase in cash provided of $130.2 million for the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 was primarily due to a net income versus a net loss and an increase in accounts payable and accrued liabilities, partially offset by a decrease in store impairment charges.

At July 31, 2021, the Company had working capital of $148.2 million compared to $108.6 million at January 30, 2021. The increase in working capital is primarily attributable to higher short-term investments, partially offset by higher accrued employee benefits and bonus.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At July 31, 2021 and January 30, 2021, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit relating to purchase commitments. The revolving credit agreement is committed until May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 31, 2021. There were no borrowings outstanding under the credit facility, nor outstanding letters of credit that reduced borrowing availability, as of July 31, 2021 and January 30, 2021.

Expenditures for property and equipment totaled $1.1 million in the first six months of fiscal 2021, compared to $9.8 million in last fiscal year’s first six months. For the full fiscal 2021 year, the Company expects to invest approximately $4.1 million for capital expenditures.

Net cash used by investing activities totaled $64.9 million in the first six months of fiscal 2021 compared to $91.0 million provided by investing activities in the comparable period of 2020. The increase in net cash used in 2021 is primarily due to a decrease in the sale of short-term investments and an increase in the purchase of short-term investments, partially offset by a decrease in capital expenditures.

Net cash used in financing activities totaled $8.8 million in the first six months of fiscal 2021 compared to $17.6 million used in the comparable period of fiscal 2020. The decrease was primarily due to less dividends paid and stock repurchases.

As of July 31, 2021, the Company had 1,380,779 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 31, 2021 and January 30, 2021. The state, municipal and corporate bonds have contractual maturities which range from one day to five years. The U.S. Treasury Notes have contractual maturities which range from two months to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at July 31, 2021, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.7 million. At January 30, 2021, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $11.3 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2021. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended July 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2021	-	$-	-
June 2021	-	-	-
July 2021	64,709	16.18	64,709
Total	64,709	$16.18	64,709	1,380,779

(1) Prices include trading costs.

(2) As of May 1, 2021, the Company’s share repurchase program had 1,445,488 shares remaining in open authorizations. During the second quarter ended July 31, 2021, the Company repurchased and retired 64,709 shares under this program for approximately $1,047,060 or an average market price of $16.18 per share. As of July 31, 2021, the Company had 1,380,779 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Six Months Ended July 31, 2021 and August 1, 2020; (ii) Condensed Consolidated Balance Sheets at July 31, 2021 and January 30, 2021; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2021 and August 1, 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended July 31, 2021 and August 1, 2020; and (v) Notes to Condensed Consolidated Financial Statements.

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

THE CATO CORPORATION

August 25, 2021	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 25, 2021	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer