Form 10-Q
period 2021-10-30
CATO CORP
filed 2021-11-19
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021
OR
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

As of October 30, 2021, there were 20,261,248 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 30, 2021

Table of Contents

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		3
For the Three Months and Nine Months Ended October 30, 2021 and October 31, 2020

Condensed Consolidated Balance Sheets		4
At October 30, 2021 and January 30, 2021

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended October 30, 2021 and October 31, 2020

Condensed Consolidated Statements of Stockholders’ Equity		6 – 7
For the Nine Months Ended October 30, 2021 and October 31, 2020

Notes to Condensed Consolidated Financial Statements		8 – 24
For the Three Months and Nine Months Ended October 30, 2021 and October 31, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 – 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$170,513	$149,205	$587,709	$414,283
Other revenue (principally finance charges, late fees and
layaway charges)	1,700	1,586	5,335	5,410
Total revenues	172,213	150,791	593,044	419,693

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	104,225	109,404	343,487	325,738
Selling, general and administrative (exclusive of depreciation
shown below)	62,466	51,885	196,687	148,353
Depreciation	3,173	3,619	9,352	11,113
Interest and other income	(541)	(791)	(1,719)	(3,603)
Costs and expenses, net	169,323	164,117	547,807	481,601

Income (loss) before income taxes	2,890	(13,326)	45,237	(61,908)

Income tax expense (benefit)	(5,713)	(9,704)	1,929	(22,698)

Net income (loss)	$8,603	$(3,622)	$43,308	$(39,210)

Basic earnings (loss) per share	$0.39	$(0.15)	$1.93	$(1.64)

Diluted earnings (loss) per share	$0.39	$(0.15)	$1.93	$(1.64)

Comprehensive income:
Net income (loss)	$8,603	$(3,622)	$43,308	$(39,210)
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($150) and ($235) for the three and nine months ended October 30, 2021 and ($85) and ($29) for
the three and nine months ended October 31, 2020, respectively	(496)	(282)	(775)	(96)
Comprehensive income (loss)	$8,107	$(3,904)	$42,533	$(39,306)

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 30, 2021	January 30, 2021

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$23,990	$17,510
Short-term investments	176,120	126,416
Restricted cash	3,918	3,512
Restricted short-term investments	1	406
Accounts receivable, net of allowance for customer credit losses of
$807 and $605 at October 30, 2021 and January 30, 2021, respectively	56,017	52,743
Merchandise inventories	90,229	84,123
Prepaid expenses and other current assets	11,478	5,840
Total Current Assets	361,753	290,550
Property and equipment – net	65,115	72,550
Noncurrent deferred income taxes	5,920	5,685
Other assets	23,528	22,850
Right-of-Use assets – net	130,842	199,817
Total Assets	$587,158	$591,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$92,922	$73,769
Accrued expenses	44,267	40,790
Accrued employee benefits and bonus	20,985	1,916
Accrued income taxes	5,929	2,038
Current lease liability	50,234	63,421
Total Current Liabilities	214,337	181,934
Other noncurrent liabilities	17,408	19,705
Lease liability	84,635	143,315

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 20,261,248 shares and 20,839,795 shares
issued at October 30, 2021 and January 30, 2021, respectively	683	703
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 shares and 1,763,652 shares
issued at October 30, 2021 and January 30, 2021, respectively	59	59
Additional paid-in capital	118,427	115,278
Retained earnings	151,229	129,303
Accumulated other comprehensive income	380	1,155
Total Stockholders' Equity	270,778	246,498
Total Liabilities and Stockholders' Equity	$587,158	$591,452

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 30, 2021	October 31, 2020

	(Dollars in thousands)

Operating Activities:
Net income (loss)	$43,308	$(39,210)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
Depreciation	9,352	11,113
Provision for customer credit losses	368	202
Purchase premium and premium amortization of investments	(952)	(613)
Share-based compensation	2,999	3,010
Deferred income taxes	-	1,201
Loss on disposal of property and equipment	392	438
Impairment of store assets	-	7,525
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(3,641)	(21,814)
Merchandise inventories	(6,106)	31,084
Prepaid and other assets	(6,190)	(2,223)
Operating lease right-of-use assets and liabilities	(2,892)	(1,422)
Accrued income taxes	3,891	(315)
Accounts payable, accrued expenses and other liabilities	38,881	(15,041)
Net cash provided (used) by operating activities	79,410	(26,065)

Investing Activities:
Expenditures for property and equipment	(1,790)	(11,228)
Purchase of short-term investments	(131,837)	(54,910)
Sales of short-term investments	82,355	123,860
Sales of other assets	-	200
Net cash provided (used) in investing activities	(51,272)	57,922

Financing Activities:
Dividends paid	(6,276)	(7,912)
Repurchase of common stock	(15,152)	(16,823)
Proceeds from line of credit	-	34,000
Payments on line of credit	-	(34,000)
Proceeds from employee stock purchase plan	176	391
Net cash provided (used) in financing activities	(21,252)	(24,344)

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,886	7,513

Cash, cash equivalents, and restricted cash at beginning of period	21,022	14,401
Cash, cash equivalents, and restricted cash at end of period	$27,908	$21,914

Non-cash activity:
Accrued other assets and property and equipment	$862	$2,604
Accrued treasury stock	-	556

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 30, 2021	$703	$59	$115,278	$129,303	$1,155	$246,498
Comprehensive income:
Net income (loss)	-	-	-	20,713	-	20,713
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($40)	-	-	-	-	(134)	(134)
Dividends paid ($0.00 per share)	-	-	-	-	-	-
Class A common stock sold through employee stock purchase
plan — 19,248 shares	1	-	150	-	-	151
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
396,558 shares	13	-	271	-	-	284
Repurchase and retirement of treasury shares – 425,661 shares	(14)	-	-	(5,615)	-	(5,629)

Balance — May 1, 2021	$703	$59	$115,699	$144,401	$1,021	$261,883
Comprehensive income:
Net income (loss)	-	-	-	13,992	-	13,992
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($44)	-	-	-	-	(145)	(145)
Dividends paid ($0.11 per share)	-	-	-	(2,488)	-	(2,488)
Class A common stock sold through employee stock purchase
plan — 1,336 shares	-	-	23	-	-	23
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
10,018 shares	-	-	1,590	5	-	1,595
Repurchase and retirement of treasury shares – 64,709 shares	(2)	-	-	(1,046)	-	(1,048)

Balance — July 31, 2021	$701	$59	$117,312	$154,864	$876	$273,812
Comprehensive income:
Net income (loss)	-	-	-	8,603	-	8,603
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($150)	-	-	-	-	(496)	(496)
Dividends paid ($0.17 per share)	-	-	-	(3,788)	-	(3,788)
Class A common stock sold through employee stock purchase
plan — 1,957 shares	-	-	34	-	-	34
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(9,028) shares	-	-	1,081	8	-	1,089
Repurchase and retirement of treasury shares – 508,266 shares	(18)	-	-	(8,458)	-	(8,476)

Balance — October 30, 2021	$683	$59	$118,427	$151,229	$380	$270,778

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

		Convertible			Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — February 1, 2020	$761	$59	$110,813	$203,458	$1,423	$316,514
Comprehensive income:
Net income (loss)	-	-	-	(28,417)	-	(28,417)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($90)	-	-	-	-	(298)	(298)
Dividends paid ($0.33 per share)	-	-	-	(7,990)	-	(7,990)
Class A common stock sold through employee stock purchase
plan — 26,957 shares	1	-	293	-	-	294
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
307,354 shares	10	-	587	8	-	605
Repurchase and retirement of treasury shares – 618,056 shares	(22)	-	-	(9,034)	-	(9,056)

Balance — May 2, 2020	$750	$59	$111,693	$158,025	$1,125	$271,652
Comprehensive income:
Net income (loss)	-	-	-	(7,170)	-	(7,170)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax liability of $146	-	-	-	-	484	484
Dividends paid ($0.00 per share)	-	-	-	-	-	-
Class A common stock sold through employee stock purchase
plan — 0 shares	-	-	-	-	-	-
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(57,805) shares	(2)	-	1,256	(1)	-	1,253
Repurchase and retirement of treasury shares – 0 shares	-	-	-	-	-	-

Balance — August 1, 2020	$748	$59	$112,949	$150,854	$1,609	$266,219
Comprehensive income:
Net income (loss)	-	-	-	(3,622)	-	(3,622)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($85)	-	-	-	-	(282)	(282)
Dividends paid ($0.00 per share)	-	-	-	78	-	78
Class A common stock sold through employee stock purchase
plan — 21,234 shares	1	-	166	-	-	167
Class B common stock sold through stock option plans —
0 shares	-	-	-	-	-	-
Class A common stock issued through restricted stock grant plans —
(8,440) shares	-	-	1,081	1	-	1,082
Repurchase and retirement of treasury shares – 1,036,610 shares	(32)	-	-	(7,473)	-	(7,505)

Balance — October 31, 2020	$717	$59	$114,196	$139,838	$1,327	$256,137

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 30, 2021 and October 31, 2020 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

On November 18, 2021, the Board of Directors maintained the quarterly dividend at $0.17 per share.

COVID-19 Update

The COVID-19 pandemic adversely impacted the Company's business, financial condition and operating results through fiscal 2020. Through the first three quarters of 2021, the Company saw significant improvements in sales compared to 2020. This improvement was primarily attributable to government stimulus, increased customer traffic, states lifting capacity limits as more people were vaccinated, consumers’ increasing comfort level with venturing out to social events and customers’ preparing to return to work. However, the Company’s sales remain well below 2019 sales for the comparable period, and there is still significant uncertainty regarding the lingering effects of the pandemic, as well as concerns over the impact of new or potential variants of the virus that are more transmissible or severe, stagnant vaccination rates and related factors continue to impede progress toward the return to pre-pandemic activities and levels of consumer confidence. The Company faces additional uncertainty from the continued effects of disruption in the global supply chain and available workers as it attempts to hire associates as its operating hours continue to expand. The Company expects that these uncertainties and perhaps others related to the pandemic will continue to impact the Company throughout the upcoming holiday shopping season and remainder of fiscal 2021 and likely beyond. The adverse financial impacts associated with the continued effects of, and uncertainties related to, the COVID-19 pandemic include, but are not limited to, (i) lower net sales in markets affected by actual or potential adverse changes in conditions relating to the pandemic, whether due to increases in case counts, state and local orders, reductions in store traffic and customer demand, labor shortages, or all of these factors, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

While the Company currently anticipates a continuation of the adverse impacts of COVID-19 during 2021 and likely beyond, the duration and severity of these effects will depend on the course of future developments, which are highly uncertain, including the relative speed and success of, as well as public confidence in, mitigation measures such as the current effort to vaccinate substantial portions of the U.S. and global population, emerging information regarding variants of the virus or new viruses and their potential impact on current mitigation efforts, public attitudes toward continued compliance with containment and mitigation measures, and possible new information and understanding that could alter the course and duration of current measures to combat the spread of the virus.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

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

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Dollars in thousands)
Numerator
Net earnings (loss)	$8,603	$(3,622)	$43,308	$(39,210)
(Earnings) loss allocated to non-vested equity awards	(464)	155	(2,239)	1,706
Net earnings (loss) available to common stockholders	$8,139	$(3,467)	$41,069	$(37,504)

Denominator
Basic weighted average common shares outstanding	21,030,099	22,674,507	21,295,693	22,847,776
Diluted weighted average common shares outstanding	21,030,099	22,674,507	21,295,693	22,847,776

Net income (loss) per common share
Basic earnings (loss) per share	$0.39	$(0.15)	$1.93	$(1.64)
Diluted earnings (loss) per share	$0.39	$(0.15)	$1.93	$(1.64)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 30, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 31, 2021	$876
Other comprehensive income before
reclassification	(567)

Amounts reclassified from accumulated
other comprehensive income (b)	71

Net current-period other comprehensive income	(496)

Ending Balance at October 30, 2021	$380

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $92 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $21.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 30, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2021	$1,155
Other comprehensive income before
reclassification	(911)

Amounts reclassified from accumulated
other comprehensive income (b)	136

Net current-period other comprehensive income	(775)

Ending Balance at October 30, 2021	$380

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $177 impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $41.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 31, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 1, 2020	$1,609
Other comprehensive income before
reclassifications	(350)

Amounts reclassified from accumulated
other comprehensive income (b)	68

Net current-period other comprehensive income	(282)

Ending Balance at October 31, 2020	$1,327

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

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 31, 2020:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2020	$1,423
Other comprehensive income before
reclassifications	(732)

Amounts reclassified from accumulated
other comprehensive income (b)	636

Net current-period other comprehensive income	(96)

Ending Balance at October 31, 2020	$1,327

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 30, 2021, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the balance of any revocable letters of credit related to purchase commitments. On June 2, 2020, the Company signed an amendment extending the revolving credit agreement through May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 30, 2021. There were no borrowings outstanding under this credit facility, nor any outstanding letters of credit that reduced borrowing availability, as of October 30, 2021 or January 30, 2021. The weighted average interest rate under the credit facility was zero at October 30, 2021 due to no borrowings outstanding.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of October 30, 2021, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a wholly-owned subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 30, 2021	Retail	Credit	Total	October 30, 2021	Retail	Credit	Total

Revenues	$171,708	$505	$172,213	Revenues	$591,497	$1,547	$593,044
Depreciation	3,172	1	3,173	Depreciation	9,351	1	9,352
Interest and other income	(541)	-	(541)	Interest and other income	(1,719)	-	(1,719)
Income/(Loss) before income taxes	2,863	27	2,890	Income/(Loss) before income taxes	44,769	468	45,237
Capital expenditures	665	-	665	Capital expenditures	1,790	-	1,790

Three Months Ended				Nine Months Ended
October 31, 2020	Retail	Credit	Total	October 31, 2020	Retail	Credit	Total

Revenues	$150,203	$588	$150,791	Revenues	$417,616	$2,077	$419,693
Depreciation	3,618	1	3,619	Depreciation	11,112	1	11,113
Interest and other income	(791)	-	(791)	Interest and other income	(3,603)	-	(3,603)
Income/(Loss) before income taxes	(13,559)	233	(13,326)	Income/(Loss) before income taxes	(62,851)	943	(61,908)
Capital expenditures	1,428	-	1,428	Capital expenditures	11,228	-	11,228

	Retail	Credit	Total

Total assets as of October 30, 2021	$544,131	$43,027	$587,158
Total assets as of January 30, 2021	549,349	42,103	591,452

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Payroll	$80	$135	$362	$417
Postage	59	85	252	278
Other expenses	338	134	464	438
Total expenses	$477	$354	$1,078	$1,133

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 6 – STOCK-BASED COMPENSATION:

As of October 30, 2021, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of October 30, 2021:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
October 30, 2021	-	3,563,925	3,563,925

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 30, 2021 and January 30, 2021, there was $12,323,000 and $10,550,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.5 years and 2.1 years, respectively. The total compensation expense during the three and nine months ended October 30, 2021 was $1,088,000 and $2,968,000, respectively, compared to $1,082,000 and $2,941,000, respectively, for the three and nine months ended October 31, 2020. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended October 30, 2021:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 30, 2021	1,023,956	$15.33
Granted	407,910	13.49
Vested	(176,575)	22.22
Forfeited or expired	(42,457)	13.98
Restricted stock awards at October 30, 2021	1,212,834	$13.76

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Amended and Restated Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 30, 2021 and October 31, 2020, the Company sold 22,541 and 48,191 shares to employees at an average discount of $1.38 and $1.43 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $31,000 and $69,000 for the nine months ended October 30, 2021 and October 31, 2020, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of October 30, 2021 and January 30, 2021:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 30, 2021	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$31,104	$-	$31,104	$-
Corporate Bonds	99,364	-	99,364	-
U.S. Treasury/Agencies Notes and Bonds	22,388	-	22,388	-
Cash Surrender Value of Life Insurance	11,759	-	-	11,759
Asset-backed Securities (ABS)	21,920	-	21,920	-
Corporate Equities	828	828	-	-
Commercial Paper	1,344	-	1,344	-
Total Assets	$188,707	$828	$176,120	$11,759

Liabilities:
Deferred Compensation	(10,497)	-	-	(10,497)
Total Liabilities	$(10,497)	$-	$-	$(10,497)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 30, 2021 and January 30, 2021. The state, municipal and corporate bonds have contractual maturities which range from two days to five years. The U.S. Treasury Notes have contractual maturities which range from six months to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at October 30, 2021, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.8 million. At January 30, 2021, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $11.3 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of October 30, 2021 and January 30, 2021 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2021	$11,263
Additions	-
Total gains or (losses)
Included in interest and other income (or changes in net assets)	496
Included in other comprehensive income	-
Ending Balance at October 30, 2021	$11,759

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2021	$(10,316)
Redemptions	714
Additions	(245)
Total (gains) or losses
Included in interest and other income (or changes in net assets)	(650)
Included in other comprehensive income	-
Ending Balance at October 30, 2021	$(10,497)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

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

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first nine months of 2021 of 4.3% (Expense) compared to 36.7% (Benefit) for the first nine months of 2020. The change in the effective tax rate for the first nine months was primarily due to higher pre-tax earnings, ability to realize foreign tax credits, release of reserves for uncertain tax positions due to the expiration of the statute of limitations and a favorable adjustment to the federal net operating loss carryback, partially offset by increases in state income taxes. Further, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) allows the Company to carryback losses five years; therefore, the Company has recorded $38.1 million of estimated refunds calculated through the third quarter of 2021 in Accounts receivable in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. During the three and nine months ended October 30, 2021, the Company estimated customer credit losses of $,134000 and $,409000, respectively, compared to $125,000 and $311,000 for the three and nine months ended October 31, 2020, respectively. Sales purchased on the Company’s proprietary credit card for the three and nine months ended October 30, 2021 were $4.4 million and $13.6 million, respectively, compared to $4.2 million and $11.1 million for the three and nine months ended October 31, 2020, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	October 30, 2021	January 30, 2021

Proprietary Credit Card Receivables, net	$8,710	$9,606
Gift Card Liability	$6,024	$8,155

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

NOTE 12 – LEASES:

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for stores, offices and equipment. Its leases have remaining lease terms of up to 10 years based on the estimated likelihood of renewal. Some include options to extend the lease term for up to five years, and some include options to terminate the lease within one year. The Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of lease payments.

The components of lease cost are shown below (in thousands):

	Three Months Ended
	October 30, 2021	October 31, 2020

Operating lease cost (a)	$17,509	$17,665
Variable lease cost (b)	$660	$480

(a) Includes right-of-use asset amortization of ($0.4) million and ($0.8) million for the three months ended October 30, 2021 and October 31, 2020, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

	Nine Months Ended
	October 30, 2021	October 31, 2020

Operating lease cost (a)	$51,569	$52,522
Variable lease cost (b)	$2,153	$999

(a) Includes right-of-use asset amortization of ($2.1) million and ($3.5) million for the nine months ended October 30, 2021 and October 31, 2020, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	October 30, 2021	October 31, 2020

Cash paid for amounts included in the measurement of lease liabilities	$16,485	$16,109
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,705	$(1,825)

	Nine Months Ended
	October 30, 2021	October 31, 2020

Cash paid for amounts included in the measurement of lease liabilities	$48,158	$47,554
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$(23,718)	$29,659

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

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	October 30, 2021	October 31, 2020

Weighted-average remaining lease term	2.0 years	2.7 years
Weighted-average discount rate	3.42%	4.14%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020

Fiscal Year

2021 (a)	$16,110
2022	49,333
2023	36,478
2024	22,788
2025	12,456
Thereafter	5,543
Total lease payments	142,708
Less: Imputed interest	7,839
Present value of lease liabilities	$134,869

(a) Excluding the 9 months ended October 30, 2021.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.1	0.9	1.3
Total revenues	101.0	101.1	100.9	101.3
Cost of goods sold (exclusive of depreciation)	61.1	73.3	58.4	78.6
Selling, general and administrative (exclusive of depreciation)	36.6	34.8	33.5	35.8
Depreciation	1.9	2.4	1.6	2.7
Interest and other income	(0.3)	(0.5)	(0.3)	(0.9)
Income (loss) before income taxes	1.7	(8.9)	7.7	(14.9)
Net income (loss)	5.0	(2.4)	7.4	(9.5)

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

COVID-19 Update

The COVID-19 pandemic adversely impacted the Company's business, financial condition and operating results through fiscal 2020. Through the first three quarters of 2021, the Company saw significant improvements in sales compared to 2020. This improvement was primarily attributable to government stimulus, increased customer traffic, states lifting capacity limits as more people were vaccinated, consumers’ increasing comfort level with venturing out to social events and customers’ preparing to return to work. However, the Company’s sales remain well below 2019 sales for the comparable period, and there is still significant uncertainty regarding the lingering effects of the pandemic, as well as concerns over the impact of new or potential variants of the virus that are more transmissible or severe, stagnant vaccination rates and related factors continue to impede progress toward the return to pre-pandemic activities and levels of consumer confidence. The Company faces additional uncertainty from the continued effects of disruption in the global supply chain and available workers as it attempts to hire associates as its operating hours continue to expand. The Company expects that these uncertainties and perhaps others related to the pandemic will continue to impact the Company throughout the upcoming holiday shopping season and remainder of fiscal 2021 and likely beyond. The adverse financial impacts associated with the continued effects of, and uncertainties related to, the COVID-19 pandemic include, but are not limited to, (i) lower net sales in markets affected by actual or potential adverse changes in conditions relating to the pandemic, whether due to increases in case counts, state and local orders, reductions in store traffic and customer demand, labor shortages, or all of these factors, (ii) lower net sales caused by the delay of inventory production and fulfillment, (iii) and incremental costs associated with efforts to mitigate the effects of the outbreak, including increased freight and logistics costs and other expenses.

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

While the Company currently anticipates a continuation of the adverse impacts of COVID-19 during 2021 and likely beyond, the duration and severity of these effects will depend on the course of future developments, which are highly uncertain, including the relative speed and success of, as well as public confidence in, mitigation measures such as the current effort to vaccinate substantial portions of the U.S. and global population, emerging information regarding variants of the virus or new viruses and their potential impact on current mitigation efforts, public attitudes toward continued compliance with containment and mitigation measures, and possible new information and understanding that could alter the course and duration of current measures to combat the spread of the virus.

Comparison of the Three and Nine Months ended October 30, 2021 with October 31, 2020

Total retail sales for the third quarter were $170.5 million compared to last year’s third quarter sales of $149.2 million, a 14% increase. The Company’s sales increase in the third quarter of fiscal 2021 is primarily due to a 14% increase in same-store sales and sales from new stores, partially offset by permanently closed stores in 2020. The increase in same-store sales is primarily due to stores being open in this year’s third quarter, as opposed to operating on limited hours during the third quarter of 2020. For the nine months ended October 30, 2021, total retail sales were $587.7 million compared to last year’s comparable nine month sales of

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$414.3 million, a 42% increase. Sales in the first nine months of fiscal 2021 increased primarily due to a 41% increase in same-store sales and sales from new stores, partially offset by permanently closed stores in 2020. Same-store sales for the nine months ended October 30, 2021 increased primarily due to stores being open in the first nine months of 2021 as opposed to closed from March 19, 2020 into the second quarter of 2020. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 5% of total sales for the nine months ended October 30, 2021 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $172.2 million and $593.0 million for the three and nine months ended October 30, 2021, compared to $150.8 million and $419.7 million for the three and nine months ended October 31, 2020, respectively. The Company operated 1,324 stores at October 30, 2021 compared to 1,347 stores at the end of last year’s third quarter. During the first nine months of fiscal 2021, the Company closed six stores. The Company currently expects to open fewer than 10 stores and to close approximately 25 stores in fiscal 2021.

Credit revenue of $0.5 million represented 0.3% of total revenues in the third quarter of fiscal 2021, compared to 2020 credit revenue of $0.6 million or 0.4% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Credit revenue decreased slightly for the most recent comparable period due to lower finance charge income and lower late fee income from sales using the Company’s proprietary credit card. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.5 million in the third quarter of fiscal 2021, compared to last year’s third quarter expense of $0.4 million.

Other revenue in total, as included in total revenues, was $1.7 million and $5.3 million for the three and nine months ended October 30, 2021, respectively, compared to $1.6 million and $5.4 million for the prior year’s comparable three and nine month periods. The overall slight decrease in the nine months ended October 30, 2021 is primarily due to a decrease in finance charge income, partially offset by increases in layaway charges and gift card breakage income.

Cost of goods sold was $104.2 million, or 61.1% of retail sales and $343.5 million, or 58.4% of retail sales for the three and nine months ended October 30, 2021, respectively, compared to $109.4 million, or 73.3% of retail sales and $325.7 million, or 78.6% of retail sales for the comparable three and nine month periods of fiscal 2020. The overall decrease in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2021 resulted primarily from the leveraging of occupancy, buying and distribution costs due to more normalized sales and higher sales of regular priced goods. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) increased by 66.6% to $66.3 million for the third quarter of fiscal 2021 and increased by 175.9% to $244.2 million for the first nine months of fiscal 2021, compared to $39.8 million and $88.5 million for the prior year’s comparable three and nine months of fiscal 2020. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses were $62.5 million, or 36.6% of retail sales and $196.7 million, or 33.5% of retail sales for the third quarter and first nine months of fiscal 2021, respectively, compared to $51.9 million, or 34.8% of retail sales and $148.4 million, or 35.8% of retail sales for the prior year’s comparable three and nine month periods. The overall increase in SG&A expense for the third quarter is primarily due to increased employee benefit/bonus expense and store operating expenses as store operating hours have increased substantially compared to the prior year’s phased store reopening following the extended store closure due to COVID-19, partially offset by a decrease in insurance expense. For the first nine months of fiscal 2021, the overall increase in SG&A expense was primarily attributable to increased employee benefit/bonus expense and store operating expenses as operating hours have increased substantially compared to the prior year’s phased store reopening following the extended store closure due to COVID-19, partially offset by a $5.3 million non-cash impairment charge in 2020.

Depreciation expense was $3.2 million, or 1.9% of retail sales and $9.4 million, or 1.6% of retail sales for the third quarter and first nine months of fiscal 2021, respectively, compared to $3.6 million, or 2.4% of retail sales and $11.1 million or 2.7% of retail sales for the comparable three and nine month periods of fiscal 2020, respectively. The decrease in depreciation expense is attributable to lower net fixed assets primarily due to $13.7 million of impairment charges in 2020.

Interest and other income was $0.5 million, or 0.3% of retail sales and $1.7 million, or 0.3% of retail sales for the three and nine months ended October 30, 2021, respectively, compared to $0.8 million, or 0.5% of retail sales and $3.6 million, or 0.9% of retail sales for the comparable three and nine month periods of fiscal 2020, respectively. The decrease for the first nine months of fiscal 2021 compared to 2020 is primarily attributable to lower interest rates and smaller gains from the sale of investments, partially offset by an increase in short-term investments.

Income tax benefit was $5.7 million for the third quarter and $1.9 million expense for the first nine months of fiscal 2021, respectively, compared to an income tax benefit of $9.7 million and $22.7 million for the comparable three and nine month periods of fiscal 2020, respectively. For the first nine months of fiscal 2021, the Company’s effective tax rate was 4.3% (Expense) compared to 36.7% (Benefit) for the first nine months of 2020. The change in the 2021 year-to-date tax rate was primarily due to higher pre-tax earnings, ability to realize foreign tax credits, release of reserves for uncertain tax positions due to the expiration of the statute of limitations and a favorable adjustment to the federal net operating loss carryback, partially offset by increases in state income taxes.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2021 and the next 12 months.

Cash provided by operating activities during the first nine months of fiscal 2021 was $79.4 million as compared to $26.1 million used in the first nine months of fiscal 2020. Cash provided by operating activities for the first nine months of fiscal 2021 was primarily generated by earnings adjusted for depreciation and changes in working capital. The increase in cash provided of $105.5 million for the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 was primarily due to a net income versus a net loss and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory and a decrease in impairment charges.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At October 30, 2021, the Company had working capital of $147.4 million compared to $108.6 million at January 30, 2021. The increase in working capital is primarily attributable to higher inventory, accounts receivable and short-term investments, partially offset by higher accounts payable and accrued employee benefits and bonus.

At October 30, 2021 and January 30, 2021, the Company had an unsecured revolving credit agreement, which provides for borrowings of up to $35.0 million, less the value of revocable letters of credit relating to purchase commitments. The revolving credit agreement is committed until May 2023. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 30, 2021. There were no borrowings outstanding under the credit facility, nor outstanding letters of credit that reduced borrowing availability, as of October 30, 2021 and January 30, 2021.

Expenditures for property and equipment totaled $1.8 million in the first nine months of fiscal 2021, compared to $11.2 million in last fiscal year’s first nine months. For the full fiscal 2021 year, the Company expects to invest approximately $4.1 million for capital expenditures.

Net cash used by investing activities totaled $51.3 million in the first nine months of fiscal 2021 compared to $57.9 million provided by investing activities in the comparable period of 2020. The increase in net cash used in 2021 is primarily due to a decrease in the sale of short-term investments and an increase in the purchase of short-term investments, partially offset by a decrease in capital expenditures.

Net cash used in financing activities totaled $21.3 million in the first nine months of fiscal 2021 compared to $24.3 million used in the comparable period of fiscal 2020. The decrease was primarily due to less dividends paid and stock repurchases.

As of October 30, 2021, the Company had 872,513 shares remaining in open authorizations under its share repurchase program.

On November 18, 2021, the Board of Directors maintained the quarterly dividend at $0.17 per share.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 30, 2021 and January 30, 2021. The state, municipal and corporate bonds have contractual maturities which range from two days to five years. The U.S. Treasury Notes have contractual maturities which range from six months to two years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, at October 30, 2021, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.8 million. At January 30, 2021, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $11.3 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 30, 2021. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 30, 2021, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended October 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2021	184,319	$16.66	184,319
September 2021	209,497	16.59	209,497
October 2021	114,450	16.87	114,450
Total	508,266	$16.68	508,266	872,513

(1) Prices include trading costs.

(2) As of July 31, 2021, the Company’s share repurchase program had 1,380,779 shares remaining in open authorizations. During the third quarter ended October 30, 2021, the Company repurchased and retired 508,266 shares under this program for approximately $8,475,694 or an average market price of $16.68 per share. As of October 30, 2021, the Company had 872,513 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Nine Months Ended October 30, 2021 and October 31, 2020; (ii) Condensed Consolidated Balance Sheets at October 30, 2021 and January 30, 2021; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 30, 2021 and October 31, 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended October 30, 2021 and October 31, 2020; and (v) Notes to Condensed Consolidated Financial Statements.

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

THE CATO CORPORATION

November 19, 2021	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 19, 2021	/s/ John R. Howe
Date	John R. Howe Executive Vice President Chief Financial Officer