Form 10-K
period 2022-01-29
CATO CORP
filed 2022-03-23
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
January 29, 2022

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

the Sarbanes-Oxley

Act (15

U.S.C. 7262(b))

by
the registered public accounting firm that prepared or issued its audit report.
☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange

Act Rule 12b-2). Yes

☐

No
☑

The aggregate market value

of the Registrant’s

Class A Common Stock held

by non-affiliates of the

Registrant as of July 31,

2021,
the last

business day

of the

Company’s

most recent

second quarter,

was $
327,122,516

based on

the last

reported sale

price per

share
on the New York

Stock Exchange on that date.

As

of

January 29,

2022,

there were
19,824,093

shares of

Class
A

co
mmon stock

and
1,763,652

shares of

Class B common

stock
outstanding.
DOCUMENTS INCORPORATED

BY REFERENCE

Portions of the proxy statement relating to the 2022 annual meeting of shareholders are incorporated by reference into the
following part of this annual report:
Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION
FORM 10-K
TABLE OF CONTENTS

Page

PART

I
Item 1.

Business

..........................................................................................................................

5 – 10

Item 1A.
Risk Factors

....................................................................................................................

10 – 21
Item 1B.
Unresolved Staff Comments

...........................................................................................

21
Item 2.

Properties

........................................................................................................................

21

Item 3.

Legal Proceedings

...........................................................................................................

22

Item 3A.

Executive Officers of the Registrant

...............................................................................

23

Item 4.
Mine Safety Disclosures

.................................................................................................

23

PART

II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

........................................................................................

24 – 26

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

34 – 63

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial
Disclosure

.......................................................................................................................

64

Item 9A.

Controls and Procedures

.................................................................................................

64

Item 9B.
Other Information

...........................................................................................................

64
Item 9C.
Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

.........................

64

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance .............................................

64

Item 11.

Executive Compensation

................................................................................................

66

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

........................................................................................................

66

Item 13.

Certain Relationships and Related Transactions, and Director Independence

...............

66

Item 14.

Principal Accountant Fees and Services

.........................................................................

66

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

..................................................................

68

Item 16. Form 10-K Summary …………………………………………………………………. 70

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

2023

(“fiscal

2022”)

and

beyond,

including,

but

not
limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures,

statements regarding the

potential impact of

the COVID-19 pandemic and

related
responses and

mitigation efforts,

as well

as the

potential impact

of supply

chain disruptions,

inflationary
pressures and other economic conditions on our business, results of operations and financial condition and
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
in

this

report are

based

on information

available to

us as

of

the

filing date

of this

report, but

subject to
known

and

unknown

risks,

uncertainties

and

other

factors

that

could

cause

actual

results

to

differ
materially from those

contemplated by the

forward-looking statements.

Such factors include, but

are not
limited

to,

the

following:

any

actual

or

perceived

deterioration

in

the

conditions

that

drive

consumer
confidence and

spending, including,

but

not limited

to, prevailing

social, economic,

political

and public
health conditions and

uncertainties, levels of

unemployment, fuel, energy

and food

costs, wage rates,

tax
rates, interest

rates, home

values, consumer

net worth,

the availability

of credit

and inflation;

changes in
laws,

regulations

or

governmental

policies

affecting

our

business,

including

but

not

limited

to

tariffs;
uncertainties regarding

the impact

of

any governmental

action regarding,

or

responses to,

the

foregoing
conditions;

competitive

factors

and

pricing

pressures;

our

ability

to

predict

and

respond

to

rapidly
changing

fashion

trends

and

consumer

demands;

our

ability

to

successfully

implement

our

new

store
development strategy to

increase new

store openings and

our ability of

any such

new stores

to grow

and
perform as

expected; adverse

weather,

public health

threats (including

the global

COVID-19 pandemic)
or

similar

conditions

that

may

affect

our

sales

or

operations;

inventory

risks

due

to

shifts

in

market
demand,

including

the

ability

to

liquidate

excess

inventory

at

anticipated

margins;

and

other

factors
discussed under

“Risk Factors”

in Part

I, Item

1A of

this annual

report on

Form 10-K

for the

fiscal year
ended January 29, 2022 (“fiscal 2021”), as

amended or supplemented, and in other reports we file

with or
furnish

to

the

Securities and

Exchange Commission

(“SEC”) from

time

to

time.

We

do

not

undertake,
and

expressly decline,

any obligation

to

update any

such

forward-looking information

contained

in

this
report, whether as a result of new information, future events, or otherwise.

As used herein,

the terms “we,”

“our,”

“us,” the “Company”

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

1,311

fashion

specialty

stores

at

January

29,

2022,

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

2021.

See

Note

13

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

Merchandise

Assortment.

The

Company’s

stores

offer

a

wide

assortment

of

on-trend

apparel

and
accessory items in primarily junior/missy,

plus sizes, men and kids sizes, toddler to

boys size 20 and girls
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

560

suppliers,

most

of

its
merchandise is

purchased from

approximately 100

primary vendors.

In

fiscal

2021,

purchases from

the
Company’s

largest

vendor

accounted

for

approximately

12%

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

are dependent

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

is inspected

and then

allocated by

the merchandise

distribution staff

for shipment

to individual
stores. The flow

of merchandise from

receipt at

the distribution center

to shipment to

stores is controlled
by

an

on-line

system.

Shipments

are

made

by

common

carrier,

and

each

store

receives

at

least

one
shipment per

week.

The centralization

of the

Company’s

distribution process

also subjects

it to

risks in
the

event

of

damage

to

or

destruction

of

its

distribution

facility

or

other

disruptions

affecting

the
distribution

center

or

the

flow

of

goods

into

or

out

of

Charlotte,

North

Carolina.

See

“Risk

Factors

–
Risks Relating

To

Our Information

Technology

and Related

Systems –

A disruption

or shutdown

of our
centralized

distribution

center

or

transportation

network

could

materially

and

adversely

affect

our
business and results of operations.”

Advertising

The

Company

uses

television,

in-store

signage,

graphics,

a

Company

website,

two

e-commerce
websites

and

social

media

as

its

primary

advertising

media.

The

Company’s

total

advertising
expenditures

were

approximately

0.9%,

0.8%

and

0.7%

of

retail

sales

for

fiscal

years

2021,

2020

and
2019, respectively.
Store Operations

The Company’s

store operations management team

consists of

three territorial managers, 12

regional
managers and 109 district managers. Regional managers receive a salary plus a bonus based

on achieving
targeted goals

for sales

and payroll.

District managers

receive a

salary plus

a bonus

based on

achieving
targeted

objectives for

district sales

increases. Stores

are typically

staffed

with a

manager,

two assistant
managers

and

additional

part-time

sales

associates

depending

on

the

size

of

the

store

and

seasonal
personnel needs.

In general,

store managers

are paid

a salary

or on

an hourly

basis as

are all

other store
personnel.

Store

managers,

assistant

managers

and

sales

associates

are

eligible

for

monthly

and

semi-
annual bonuses based on achieving targeted goals for their respective store’s sales increases.
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

The

Company’s

store

development

activities

consist

of

opening

new

stores

in

new

and

existing
markets,

relocating

selected

existing

stores

to

more

desirable

locations

in

the

same

market

area

and
closing underperforming stores. The following table sets forth information with respect to the Company’s
development activities since fiscal 2017:

Store Development
Number of Stores
Beginning of Number Number Number of Stores
Fiscal Year Year Opened Closed End of Year
2017………………….……...…………. 1,371

6

26 1,351
2018………………….……...…………. 1,351

-

40 1,311
2019……………………….……...……. 1,311

5

35 1,281
2020…………....………….……...……. 1,281

76

27 1,330
2021………….………...….……...……. 1,330

6

25 1,311

The Company periodically

reviews its store

base to determine

whether any particular

store should be
closed based on its sales

trends and profitability.

The Company intends to continue this

review process to
identify underperforming stores.

Credit and Layaway

Credit Card Program
The Company offers its own credit card, which accounted for 2.5%, 2.7% and 3.3% of retail sales in
fiscal 2021, 2020 and 2019, respectively. The Company’s net bad debt expense was 3.0%, 3.6% and 3.2%
of credit sales in fiscal 2021, 2020 and 2019, respectively.
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
The

Company

introduced

its

loyalty

program

in

October

2021.

The

loyalty

program

credits

the
customer points based on their purchases of

merchandise using the Company’s proprietary

credit card.

A
point

is

earned

for

every

dollar

spent

on

merchandise

purchases.

A

$5.00

rewards

card

is

earned

for
every 250

points accumulated by

the customer.

The rewards card

expires 90 days

after the rewards

card
is issued.

The fiscal

2021 loyalty

program impact

is immaterial

to

the fiscal

2021 financial

statements.

The

loyalty

program

will

be

accounted

for

in

accordance

with

ASU

2014-09,
Revenue

from

Contracts
with Customers (Topic 606) .

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

and

completely pays

for

layaway

merchandise.

Administrative fees

are

recognized

in

the

period

in
which the

layaway is

initiated.

Recognition of

restocking fees occurs

in the

accounting period

when the
customer

defaults

on

the

layaway

purchase.

Layaway

sales

represented

approximately

2.7%,

2.8%

and
4.1% of retail sales in fiscal 2021, 2020 and 2019, respectively.

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

department stores, off

-price retailers

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

fiscal 2021, the
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

29,

2022,

the

Company

employed

approximately

7,500

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
status, date

of hire,

length of

service and

level of

pay.

The Company

endeavors to

promote diversity,

to
provide

opportunities

for

advancement,

and

to

treat

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

our business,

operating results,

financial condition

and value

of our
common stock.
Risks Relating to the COVID-19 Pandemic:
The outbreak and persistence of the COVID-19 pandemic has and may continue to adversely affect our
business, financial condition and results of operations.

The

COVID-19

pandemic

has

adversely

impacted

the

Company's

business,

financial

condition

and
operating results through fiscal 2021 and will likely

continue to do so in fiscal 2022 and

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

Though

recent

developments

in

the

U.S.

have

led

to

the

relaxation

of

many

of

the

restrictions

and
mitigation measures

that adversely

affected

the Company’s

operations, store

traffic,

sales

and results

of
operations

since

March

2020,

there

continues

to

be

significant

uncertainty

regarding

the

course

of
COVID-19 and

its continuing

effects on

commercial behavior.

These uncertainties

include the

potential
emergence of additional variants, seasonal weather

changes or other factors that may

lead to a resurgence
of the virus

and a reinstitution

of mandated restrictions, public

health advisories or decreased

willingness
of customers,

suppliers, associates

and other

constituencies on

whom our

business depends

to engage

in
commercial activities.

Other uncertainties

include the

extent

to

which and

pace at

which

governments,
businesses and

individuals may adapt

to COVID-19 as

endemic and

no longer

a meaningful

impediment
or deterrent

to commercial activity.

The resurgence

of the

virus and its

related effects

on the

global and
U.S.

economy,

or

the

lingering

uncertainties

and

time

it

may

take

to

transition

to

wide

acceptance

of

COVID-19

as

endemic,

will

likely

continue

to

materially

and

adversely

affect

our

business,

operating
results and financial condition.

While

the

Company

currently

anticipates

that

our

results

for

fiscal

2022

and

possibly

beyond

will
likely be adversely impacted,

whether and the extent

to which COVID-19 impacts the

Company’s results
will

depend

on

the

course

of

future

developments,

which

are

highly

uncertain,

including

potential
sporadic

surges

of

the

virus,

the

extent

and

pace

of

public

acceptance

of

COVID-19

as

endemic,

the
continuing

evolution,

acceptance

and

success

of

baseline

mitigation

measures

such

as

vaccines,

and
possible new information, understanding or innovation

that could alter the course and

duration of current
measures to combat the spread of the virus.

It is also possible

COVID-19 and its continuing effects

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

COVID-19 may

also

intensify other

risks we

discuss

in

this

report and
other filings we make from time to time with the SEC.

Future

outbreaks of

disease

or

similar

public

health

threats,

or

the

fear

of

such

an

occurrence,

may
also have a material adverse effect on the Company’s business, financial condition and operating results.
Risks Relating to Our Business:
Increased product costs, freight costs, wage increases and operating costs due to inflation and other factors,
as well as limitations in our ability to offset these cost increases by increasing the retail

prices of our
products or otherwise,

may adversely affect our business, margins, results of operations and financial
condition.

The impact

of inflation

on the

labor and

raw materials

used to

make our

products, coupled

with the
higher

cost of

ocean freight

from Asia

resulting from

supply chain

disruption, is

continuing to

increase
the

cost

we

pay

for

our

products.

Tight

labor

markets

are

causing

wages

to

increase

at

the

store,
distribution center

and home office

levels, as

well as

making it

more difficult

to hire

new associates

and
retain existing associates.

The tight labor market

and inflation also are

driving up our operating

costs.

If
we are unable to offset the effects of these increased costs to our business by increasing the retail prices of our

products,

reducing

other

expenses

or

otherwise,

our

business,

margins,

results

of

operations

and
financial condition may be adversely affected.
Our ability to

raise retail

prices in response

to these

cost increases may

be limited,

in part

due to

our
customers’

unwillingness

to

pay

higher

prices

for

discretionary

items

in

light

of

actual

or

perceived
effects

of

inflation

in

increasing

our

customers’

cost

of

essential

items

and

diminishing

customers’
disposable

income

or

financial

outlook.

Moreover,

the

persistence

or

worsening

of

inflationary
conditions could also

lead our customers

to reduce their

amount of current

discretionary spending on our
products even in the

absence of price increases,

which could erode our

sales volume and adversely

affect
our results of operations and financial condition.

Unusual weather, natural disasters, public

health threats or similar events may adversely affect

our sales or
operations.

Extreme

changes

in

weather,

natural

disasters,

public

health

threats

or

similar

events

can

influence
customer trends

and shopping

habits.

For example,

heavy rainfall

or other

extreme weather

conditions,
including

but

not

limited

to

winter

weather

over

a

prolonged

period,

might

make

it

difficult

for

our
customers

to

travel

to

our

stores

and

thereby

reduce

our

sales

and

profitability.

Our

business

is

also
susceptible

to

unseasonable weather

conditions.

For example,

extended

periods

of

unseasonably warm
temperatures during

the winter

season or

cool weather

during the

summer season

could render

a portion
of

our

inventory

incompatible

with

those

unseasonable

conditions.

Reduced

sales

from

extreme

or
prolonged

unseasonable

weather

conditions

would

adversely

affect

our

business.

The

occurrence

or
threat

of

extreme

weather,

natural

disasters,

power

outages,

terrorist

acts,

outbreaks

of

flu

or

other
communicable diseases (such as COVID-19) or other catastrophic events could reduce customer traffic in
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

changes,
disruptions, increased costs

or other problems affecting the Company’s

merchandise supply chain could
materially and adversely affect the Company’s

business, results of operations and financial condition.

A significant amount of

our merchandise is manufactured

overseas, principally in Southeast

Asia. We
directly import some of this merchandise and

indirectly import the remaining merchandise from domestic
vendors

who

acquire

the

merchandise

from

foreign

sources.

Further,

our

third-party

vendors

are
dependent

on

materials

primarily

sourced

from

China.

As

a

result,

political

unrest,

labor

disputes,
terrorism,

war,

public

health

threats,

including

but

not

limited

to

communicable

diseases

(such

as
COVID-19), financial or other forms of instability or other events resulting in the disruption of trade from countries

affecting

our

supply

chain,

increased

security

requirements

for

imported

merchandise,

or

the
imposition of, or changes

in, laws, regulations or

changes in duties, quotas, tariffs,

taxes or governmental
policies regarding

these matters

or other

factors affecting

the availability

or cost

of imports,

could cause
significant

delays

or

interruptions

in

the

supply

of

our

merchandise

or

increase

our

costs.

We

are

also
subject

to

supply

chain

disruptions

affecting

ocean

freight,

including

lack

of

overall

ocean

container
shipping capacity versus

the current demand

for container shipping

capacity,

lack of our

ability to access
the

ocean

container

capacity

that

we

require,

lack

of

equipment

such

as

containers,

port

congestion,
including increased

dwell times

for ocean

container ships,

and other

conditions impacting

ocean freight.

We

also

are

subject

to

domestic

supply

chain

disruptions,

including

lack

of

domestic

intermodal
transportation

(trucks

and

drivers),

domestic

port

congestion,

including

increased

dwell

times

for
incoming container ships, lack of container yard capacity and lack of available drayage from the ports and other conditions that may impact

our domestic supply chain.

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

chain,

which

could

be

significant.

Further,

we

are

subject

to

increased

costs

or

potential
disruptions impacting any

port or trade

route through which

our products move,

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
supply

chain

issues,

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

the
impact

of

COVID-19), levels

of

employment, fuel,

energy

and

food

costs,

salaries

and

wage

rates

and
other sources of

income, tax rates,

home values, consumer net

worth, the availability

of consumer credit,
inflation, consumer confidence and consumer perceptions of adverse changes in or trends affecting any of these

conditions.

Any

perception

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

Vendors

are

increasingly

passing

on

higher

production

costs,

including

the

costs

to

ship

product,
which may impact our ability to maintain or grow our margins. The price and availability of raw materials may be

impacted by

demand, regulation,

weather and

crop yields,

currency value

fluctuations, inflation,
as

well as

other factors.

Additionally,

manufacturers have

and may

continue to

have increases

in

other
manufacturing costs,

such as

transportation, labor

and benefit

costs. These

increases in

production costs
result

in

higher

merchandise

costs

to

the

Company.

Due

to

the

Company’s

limited

flexibility

in

price
point, the Company

may not be

able to pass

on those cost

increases to the

consumer, which could

have a
material adverse effect on our margins, results of operations and financial condition.
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

Moreover,

attracting and

retaining skilled

personnel has

become increasingly
challenging in

the tight

labor market

that has

persisted since

the onset

of the

COVID-19 pandemic.

To
offset this

turnover as

well as

support new

store growth,

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

The currently

competitive environment

for

hiring new

associates and

retaining existing

associates is
causing

wages

to

increase,

which

could

adversely

affect

our

business,

margins,

operating

results

and
financial condition if we cannot offset these cost increases.
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

card,

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

fraud
risk. For

certain payment

methods, including

credit

and debit

cards, we

pay interchange

and other

fees,
which

may increase

over

time, raising

our

operating costs

and

lowering profitability.

We

rely on

third-
party

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

e-
commerce

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

regulations,

including

those
related to

data privacy,

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

market price of our common stock.

Our business

varies with

general seasonal

trends that

are characteristic

of the

retail apparel

industry.

As a

result, our

stores typically

generate a

higher percentage

of our

annual net

sales and

profitability in
the

first

and second

quarters of

our

fiscal

year

compared to

other

quarters.

Accordingly,

our

operating
results for

any one

fiscal period

are not

necessarily indicative

of results

to

be expected

from any

future
period,

and

such

seasonal

and

quarterly

fluctuations

could

adversely

affect

the

market

price

of

our
common stock.
The interests of our principal shareholder may limit the ability of other shareholders to influence the
direction of the Company and otherwise affect our corporate governance and the market price of our
common stock.

As of March 23, 2022, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially owned approximately 49.8%

of the combined

voting power of

our common stock.

As a result,

Mr.

Cato
has the ability to substantially influence or determine the outcome of all matters requiring approval by the shareholders,

including

the

election

of

directors

and

the

approval

of

mergers

and

other

business
combinations

or

other

significant

Company

transactions.

Mr.

Cato

may

have

interests

that

differ

from
those of other shareholders, and

may vote in a

way with which other shareholders disagree

or perceive as
adverse to their interests.

The concentration of voting power held by Mr.

Cato could discourage potential
investors from acquiring our

common stock and could

also have the effect

of preventing, discouraging or
deferring a change in control of the Company or other fundamental transaction,

all of which could depress
the market price of our common stock.

In addition, Mr.

Cato has the ability to control the

management of
the

Company

as

a

result

of

his

position

as

Chief

Executive

Officer.

If

Mr.

Cato

acquires

beneficial
ownership of more than 50% of the combined voting power of our common stock (including as a result of continued Company stock

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

Item 3.

Legal Proceedings
:

From time

to time,

claims are

asserted against

the Company

arising out

of operations

in the

ordinary

course

of

business.

The

Company

currently

is

not

a

party

to

any

pending

litigation

that

it

believes

is
likely to have a

material adverse effect on

the Company’s

financial position, results of

operations or cash
flows. See Note 15, “Commitments and Contingencies,” for more information.

Item 3A.

Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 23, 2022 are as follows:
Name Age

Position
John P.

D. Cato............................

71

Chairman, President and Chief Executive Officer
Charles D. Knight........................

57
Executive Vice President, Chief Financial Officer
John R. Howe

..............................

59
Executive Vice President
Gordon Smith

..............................

66

Executive Vice President, Chief Real Estate and
Store Development Officer
John

P.

D.

Cato
has

been

employed

as

an

officer

of

the

Company

since

1981

and

has

been

a
director of the Company since 1986. Since January 2004,

he has served as Chairman, President and Chief
Executive Officer.

From May 1999 to

January 2004, he served

as President, Vice

Chairman of the

Board
and Chief Executive Officer.

From June 1997 to May 1999,

he served as President, Vice

Chairman of the
Board and

Chief Operating Officer.

From August 1996

to June

1997, he served

as Vice

Chairman of the
Board

and Chief

Operating Officer.

From 1989

to

1996, he

managed the

Company’s

off-price

concept,
serving

as

Executive Vice

President

and

as

President and

General Manager

of

the

It’s

Fashion

concept
from 1993

to

August 1996.

Mr. Cato

is

a former

director of

Harris Teeter

Supermarkets, Inc.,

formerly
Ruddick Corporation.
Charles D. Knight

has been employed as Executive Vice President, Chief Financial Officer by the
Company

since

January

of

2022.

From

2018

to

2020,

he

served

in

various

roles

with

The

Vitamin
Shoppe,

first

as

Senior

Vice

President,

Chief

Accounting

Officer

from

2018

to

2019,

and

then

as
Executive Vice

President, Chief Financial

Officer from 2019

to 2020.

Prior to

that, he

served in various
roles with Toys

“R” Us for 28

years, including as Senior Vice

President, Corporate Controller from 2010
to 2018.
John R. Howe

has been employed by the Company since 1986.

Since January 2022 he has served
as

Executive Vice

President.

From

September

2008 to

January

2022, he

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

II

Item 5.

Market for Registrant’s

Common Equity, Related Stockholder Matters and Issuer Purchases

of
Equity Securities:
Market & Dividend Information

The

Company’s

Class A Common

Stock

trades

on the

New York

Stock

Exchange (“NYSE”) under
the symbol CATO.

As of March 23, 2022, the approximate number of record holders of the Company’s Class A Common
Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

The Cato Corporation Stock Performance Graph
250
200
150
100
50
0
1/27/2017
2/2/2018
2/1/2019
1/31/2020
1/29/2021
1/28/2022
THE CATO CORPORATION
DOW JONES U.S. RETAILERS APPL INDEX
RUSSELL 2000 INDEX

Stock Performance Graph

The

following

graph

compares

the

yearly

change

in

the

Company’s

cumulative

total

shareholder
return on

the Company’s

Common Stock (which

includes Class

A Stock

and Class

B Stock)

for each

of
the

Company’s

last

five

fiscal

years

with

(i)

the

Dow

Jones

U.S.

Retailers,

Apparel

Index

and

(ii)

the
Russell 2000 Index.
THE CATO

CORPORATION
STOCK PERFOMANCE TABLE
(BASE 100 – IN DOLLARS)
LAST TRADING DAY
OF THE FISCAL YEAR
THE CATO
CORPORATION
DOW JONES U.S.
RETAILERS,

APPL
INDEX
RUSSELL 2000

INDEX
1/27/2017 100 100 100
2/2/2018 50 114 117
2/1/2019 68 124 113
1/31/2020 81 138 123
1/29/2021 58 147 161
1/28/2022 87 163 159

The graph assumes an initial investment of $100 on January 27, 2017,

the last trading day prior to the
commencement of the Company’s 2017 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended January 29, 2022:
Total Number of
Maximum Number

Shares Purchased as (or Approximate Dollar
Total Number

Part of Publicly
Value) of Shares that may

of Shares
Average Price Announced Plans or yet be Purchased Under
Period
Purchased Paid per Share (1)

Programs (2)
the Plans or Programs (2)
November 2021 111,582 $ 16.25 111,582
December 2021 310,884 16.30 310,884
January 2022 - - -
Total 422,466 $ 16.29 422,466 450,047
(1)
Prices

include

trading

costs.
(2)
During the

fourth quarter ended January

29, 2022,

the Company repurchased and

retired 422,466
shares under this program for

approximately

$6,881,294 or an average market price of

$16.29 per
share. As of the fourth

quarter ended

January 29, 2022,

the Company had

450,047 shares

remaining
in open authorizations.

There is no specified

expiration

date for the Company’s

repurchase

program.

The

Board

of

Directors authorized

an

increase

in

the

Company’s

share

repurchase program

of
1,000,000

shares

at the

February

24, 2022

Board

of Directors’

meeting.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations:

Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations

is intended
to provide information to assist readers in better

understanding and evaluating our financial condition and
results

of

operations.

The

following

information

should

be

read

in

conjunction

with

the

Consolidated
Financial

Statements,

including

the

accompanying

Notes

appearing

in

Part

II,

Item

8

of

this

report

on
Form 10-K.

This section

of the

Form 10-K

generally discusses

fiscal 2021

and fiscal

2020 and

year-to-
year comparisons between fiscal

2021 and fiscal

2020, as well,

as certain fiscal

2019 items.

Discussions
of

fiscal

2019

items

and

year-to-year

comparisons

between

fiscal

2020

and

fiscal

2019

that

are

not
included

in

this

Form

10-K

can

be

found

in

“Management’s

Discussion

and

Analysis

of

Financial
Condition and

Results of

Operations” in

Part II,

Item 7

of the

Company’s

Annual Report

on Form

10-K
for the fiscal year ended January 30, 2021.
COVID-19 Update

The

COVID-19

pandemic

adversely

impacted

the

Company's

business,

financial

condition

and
operating

results

through

fiscal

2020

and

to

a

lesser

extent

through

2021.

In

2021,

the

Company

saw
significant

improvements

in

sales

compared

to

2020.

This

improvement

was

primarily

attributable

to
government

stimulus,

increased

customer

traffic,

states

lifting

capacity

limits

as

more

people

were
vaccinated,

consumers’

increasing

comfort

level

with

venturing

out

to

social

events

and

customers’
preparing to return

to work. However,

the Company’s

2021 sales remain

below pre-pandemic 2019

sales
for the

comparable period,

and there

is still

significant uncertainty

regarding the

lingering effects

of the
pandemic,

as

well

as

concerns

over

the

impact

of

new

or

potential

variants

of

the

virus

that

are

more
transmissible or

severe, stagnant

vaccination rates

and related

factors that

may continue

to fuel

periodic
surges of the virus or otherwise impede progress toward the return to pre-pandemic activities and levels of
consumer

confidence

and

commercial

activity.

The

Company

faces

additional

uncertainty

from

the
continued effects of disruption in the global supply chain, inflation and its impact on our cost of products,
transportation, wage

rates and

other operating

costs, as

well as,

the impact

on our

customers’ disposable
incomes,

and

the

availability

of

workers.

The

Company

expects

that

these

uncertainties

and

perhaps
others related to

the pandemic will continue

to impact the

Company in fiscal 2022.

The adverse financial
impacts associated with

these continued effects

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

While

the

Company

currently

anticipates

a

continuation

of

the

uncertainties

listed

above

and

the
potential

adverse

impacts

of

COVID-19

during

2022,

the

duration

and

severity

of

these

effects

will
depend

on

the

course

of

future

developments,

which

are

highly

uncertain.

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

what extent pre-pandemic economic
and operating conditions can resume.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of retail sales for the years indicated:
Fiscal Year Ended
January 29,
2022
January 30,
2021
Retail sales ………………………………………………………….. 100.0% 100.0%
Other revenue………………………………………………………… 1.0 1.3
Total revenues ………………………………………………………. 101.0 101.3
Cost of goods sold ………………………………………………….. 59.5 76.3
Selling, general and administrative…………………………………. 35.1 36.4
Depreciation ………………………………………………………… 1.6 2.6
Interest and other income …………………………………………… 0.3 1.2
Income (loss) before income taxes …………………………… 5.1 (12.8)
Net income (loss) …………………………………………………… 4.8% (8.4) %
Fiscal 2021 Compared to Fiscal 2020

Retail sales increased by 34.2% to $761.4 million in fiscal 2021 compared to $567.5 million in fiscal 2020.
The increase in retail sales in fiscal 2021 was primarily

due to a 34% increase in same-store sales
and sales

from
new stores, partially offset by permanently closed stores in 2020.

Same-store sales

for the

fiscal year

2021 increased
primarily due

to increased

store operating

hours in

fiscal 2021

as opposed

to the

store closures

that persisted

from
March 19, 2020

into the second

quarter of 2020.

Same-store sales includes stores that have been

open more than
15 months.

Stores that

have been

relocated or expanded

are also

included in

the same-store sales

calculation
after they

have been

open more

than 15

months.

In fiscal

2021 and

fiscal 2020,

e-commerce sales were

less
than 5% of total

sales and same-store sales. The method of

calculating same-store sales varies across the retail
industry.

As

a

result,

our

same-store

sales

calculation

may

not

be

comparable

to

similarly

titled

measures
reported by

other companies.

Total

revenues, comprised of retail sales and

other revenue (principally finance
charges and

late

fees

on

customer accounts

receivable, gift

card

breakage,

shipping charges

for

e-commerce
purchases and layaway

fees),
increased by 33.8%

to $769.3 million

in fiscal 2021

compared to $575.1

million
in fiscal

2020. The

Company operated 1,311

stores at January

29, 2022

compared to

1,330 stores

operated at
January 30, 2021.

In fiscal 2021, the Company opened 6 new stores

and closed 25 stores.

Other

revenue

in

total

increased

to

$7.9

million

in

fiscal

2021

from

$7.6

million

in

fiscal

2020.

The
increase resulted

primarily due

to increases

in gift

card breakage

income, e-commerce shipping

revenues and
layaway charges, partially offset by a decrease in finance charges.

Credit revenue

of

$2.1 million

represented

0.3% of

total

revenue

in

fiscal

2021,

a

$0.6

million decrease
compared

to

fiscal

2020

credit

revenue

of

$2.7

million

or

0.5%

of

total

revenue.

The

decrease

in

credit
revenue

was

primarily

due

to

reductions

in

finance

and

late

charge

income

as

a

result

of

lower

accounts
receivable balances.

Credit revenue is comprised of interest earned on the Company’s private label credit card
portfolio

and

related

fee

income.

Related

expenses

include

principally

payroll,

postage

and

other
administrative expenses and

totaled $1.4

million in

fiscal 2021

compared to

$1.5 million

in fiscal

2020.

See
Note 13

of Notes

to Consolidated Financial

Statements for

a schedule

of credit-related

expenses. Total

credit
segment income before

taxes decreased $0.6

million to $0.6

million in fiscal

2021 from $1.2

million in fiscal
2020.

Cost

of

goods sold

was $453.1

million, or

59.5%

of

retail

sales,

in

fiscal

2021

compared to

$433.2
million, or 76.3% of retail sales, in fiscal 2020. The decrease in cost of goods sold as a percentage of sales resulted primarily

from the leveraging of occupancy, buying and distribution costs due to more normalized
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
and

distribution

center.

Occupancy

expenses

include

rent,

real

estate

taxes,

insurance,

common

area
maintenance,

utilities

and

maintenance

for

stores

and distribution

facilities.

Total

gross

margin

dollars
(retail sales less cost

of goods sold and

excluding depreciation) increased by 129.5% to

$308.3 million in
fiscal 2021 from

$134.3 million in
fiscal 2020. Gross

margin as presented

may not be

comparable to that

of
other companies.

Selling,

general

and

administrative

expenses

(“SG&A”),

which

primarily

include

corporate

and

store
payroll,

related

payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card

processing
fees were $267.0 million in

fiscal 2021 compared to $206.7

million in fiscal 2020, an

increase of 29.2%. As

a
percent of

retail sales,

SG&A was

35.1% compared

to 36.4%

in the

prior year.

The dollar

increase in

SG&A
expense

was

primarily
attributable to higher employee benefit/bonus expense, store productivity initiatives
and

store operating expenses

as

store operating hours

have increased

substantially compared to

the

prior
year’s phased

store reopening following the

extended store closure

due to

COVID-19,

partially offset by
lower

impairment

charges.

Depreciation

expense

was

$12.4

million

in

fiscal

2021

compared

to

$14.7

million

in

fiscal

2020.
Depreciation

expense

decreased

from

fiscal

2020

due

to

fully

depreciated

older

stores

and

prior

period
impairments of

leasehold

improvements and

fixtures,

partially

offset

by

store

development

and

information
technology expenditures.

Interest and other income decreased to $2.1

million in fiscal 2021 compared to

$6.6 million in fiscal 2020.
The decrease is primarily due to

a gain on the sale

of land held for investment in

2020 and lower interest rates
on our short-term investments, partially

offset by an increase in short-term investments.

Income tax

expense

was $2.1

million, or

0.3%

of

retail sales

in

fiscal 2021

compared to

an

income tax
benefit of

$25.3 million,

or 4.5%

of retail

sales in

fiscal 2020.

The income

tax expense

was primarily

due to
higher

pre-tax

earnings,

partially

offset

by

the

ability

to

realize

foreign

tax

credits,

release

of

reserves

for
uncertain tax positions due

to the expiration

of the statute

of limitations, a

favorable adjustment to

the federal
net operating loss carryback and a partial release

of valuation allowances against state net

operating losses. The
effective tax rate

was 5.4% (Expense) in

fiscal 2021 compared to

34.8% (Benefit) in fiscal 2020.

See Note 12
to the Consolidated Financial Statements,

“Income Taxes,” for further details.
Off-Balance Sheet Arrangements

None.
Critical Accounting Policies and Estimates

The Company’s

accounting policies are

more fully described

in Note

1 to

the Consolidated Financial
Statements. As disclosed

in Note 1

of Notes to

the Consolidated Financial

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

See Note 11 for further information.

Impairment of Long-Lived Assets

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

This
determination is based on a

number of factors, including the

store’s historical

operating results and future
projected cash flows, which include contribution margin projections. The Company assesses the fair value of each lease

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
Liquidity, Capital Resources and Market Risk

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash
flows from operations,

will be adequate

to fund the

Company’s regular

operating requirements including
$71.3 million

of lease

obligations and

planned investments

of

$23.0 million

of capital

expenditures for
fiscal 2022 and for the foreseeable future.

Cash

provided

by

operating

activities

during

fiscal

2021

was

$59.8

million

as

compared

to
$30.7 million used

in fiscal

2020 and

$53.4 million

provided in

fiscal 2019.

Cash provided

by operating
activities

during

2021

was

primarily

attributable

to

net

income

adjusted

for

depreciation,

share-based
compensation, impairment and

changes in

working capital. The

increase of

$90.5 million for

fiscal 2021
compared to fiscal 2020 is

primarily

due to net operating

income versus

a net operating

loss and an

increase
in accounts

payable,

partially

offset by

higher

merchandise

inventories

and lower

store impairment

charges.

At January 29, 2022, the Company had

working capital of $111.5

million compared

to $108.6 million
and $163.5 million at January

30, 2021 and February 1,

2020, respectively.

The slight

increase

in working
capital compared

to the prior year is primarily

due to higher short-term

investments,

inventory

and cash and
cash equivalents,

partially

offset by

higher

accrued

liabilities

and accounts

payable.

At January 29,

2022, the Company

had an

unsecured revolving credit

agreement, which provided

for
borrowings of up to $35.0 million less

the balance of any revocable

letters of credit discussed below.

The
revolving credit

agreement is

committed until

May 2022.

The Company

is in

the process

of obtaining

a
new revolving credit

agreement and expects this

to be completed

by May of

2022.

The credit agreement
contains various financial covenants and limitations, including the maintenance of specific financial ratios with

which

the

Company

was

in

compliance

as

of

January

29,

2022.

There

were

no

borrowings
outstanding under this credit

facility as of

the fiscal year ended

January 29, 2022

or the fiscal

year ended
January 30, 2021.

The

Company

had

no

outstanding

revocable

letters

of

credit

relating

to

purchase

commitments

at

January 29, 2022, January 30, 2021 and February 1, 2020.

Expenditures for property and equipment totaled $4.1 million, $14.0 million and $8.3 million in fiscal
2021,

2020

and

2019,

respectively.

The

expenditures

for

fiscal

2021

were

primarily

for

additional
investments

in six

new stores,

distribution

center

and information

technology.

Net cash

used by

investing activities

totaled $25.3

million for

fiscal 2021

compared to

$64.5 million
provided

for

fiscal

2020

and

$22.6

million

used

in

fiscal

2019.

In

fiscal

2021,

the

cash

used

was
primarily

attributable to the

increase in

net purchases of

short-term investments, partially offset by lower
expenditures

for property

and equipment.

Net cash used by financing activities totaled $31.8 million in fiscal 2021 compared to net cash used of
$27.2 million for fiscal 2020 and $41.6 million for fiscal 2019. The increase

in cash

used was

primarily

due
to higher

dividend

payments

and higher

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
January 29,

2022. The

state, municipal

and corporate bonds

and asset-backed securities

have contractual
maturities which range from three

days to 4.9 years. The

U.S. Treasury Notes have

contractual maturities
which

range

from

4.5

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

29,

2022,

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

Contractual Obligations

Contractual

obligations

for

future

payments

at

January

29,

2022

relate

primarily

to

operating

lease
commitments for

store leases.

Operating leases

represent minimum

required lease

payments under

non-
cancellable

lease

terms.

Most

store

leases

also

require

payment

of

related

operating

expenses

such

as
taxes, utilities, insurance and maintenance, which are not included in our estimated lease obligations.

See
Note

11,

Leases

in

Notes

to

the

Consolidated

Financial

Statements

for

the

maturities

of

our

operating
lease obligations.
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

Item 8.

Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID
238
) .....................................

35

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

for the fiscal

years ended January 29, 2022, January 30, 2021 and February 1, 2020 ................................

...........

38

Consolidated Balance Sheets at January 29, 2022 and January 30, 2021

.............................................

39

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022,

January 30, 2021

and February 1, 2020................................

................................................................

.........................

40

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29,

2022,

January 30, 2021 and February 1, 2020 ................................................................

............................

41

Notes to Consolidated Financial Statements ..........................................................................................

42

Schedule II — Valuation

and Qualifying Accounts for the fiscal years ended January 29, 2022,

January 30, 2021 and February 1, 2020 ................................................................

............................

72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation
Opinions on the Financial Statements and Internal

Control over Financial Reporting
We have audited the accompanying consolidated balance

sheets of The Cato Corporation and its
subsidiaries (the “Company”) as of January 29, 2022 and

January 30, 2021, and the related consolidated
statements of income (loss) and comprehensive income (loss),

of stockholders’ equity and of cash flows
for each of the three years in the period ended January 29, 2022,

including the related notes and financial
statement schedule listed in the accompanying index (collectively referred to as the “consolidated
financial statements”). We also have audited the Company's

internal control over financial reporting as of
January 29,2022, based on criteria established in Internal Control - Integrated Framework

(2013) issued
by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the financial position of the Company as of January

29, 2022 and January 30, 2021, and the
results of its operations and its cash flows for each of the three years in the period ended January 29,
2022 in conformity with accounting principles generally

accepted in the United States of America. Also in
our opinion, the Company maintained, in all material

respects, effective internal control over financial
reporting as of January 29, 2022, based on criteria established

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
Impairment of Long-Lived Assets - Store Location Asset Groupings
As described in Notes 1 and 6 to the consolidated financial

statements, the Company’s consolidated
property and equipment, net balance was $63.1 million, of which the store locations were a portion, and
consolidated operating lease right-of-use assets, net balance was $181.3 million as of January 29, 2022.
The Company invests in leaseholds, right-of-use assets and equipment,

primarily in connection with the
opening and remodeling of stores, and in computer software

and hardware. The Company periodically
reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate
to fixtures and equipment, leasehold improvements, right-of-use assets net of lease liabilities, and
information technology equipment and software. An impairment charge is recorded for the amount by
which the carrying value exceeds the estimated fair value

when management determines that projected
cash flows associated with those long-lived assets will not

be sufficient to recover the carrying value. This
determination is based on a number of factors, including

the store’s historical operating results and future
projected cash flows, which include contribution margin projections.

The Company assesses the fair value
of each lease by considering market rents and any lease

terms that may adjust market rents under certain
conditions such as the loss of an anchor tenant or a leased

space in a shopping center not meeting certain
criteria. An impairment charge for store assets of $0.9

million was recorded during the year ended
January 29, 2022.
The principal considerations for our determination that

performing procedures relating to the
impairment of long-lived assets – store location asset groupings is a critical audit matter are (i) the
significant judgment by management when determining the fair value measurement of the store location
asset groupings, which led to (ii) a high degree of auditor

judgment, subjectivity, and effort in performing
procedures and evaluating management’s projected cash flow

assumptions related to contribution margin
projections.

Addressing the matter involved performing procedures

and evaluating audit evidence in connection with
forming our overall opinion on the consolidated financial statements.

These procedures included testing
the effectiveness of controls relating to management’s long

-lived assets – store location recoverability test
and determination of the fair value of the asset group.

These procedures also included, among others (i)
testing the completeness and accuracy of underlying data

used in the projected cash flows and store
location asset groupings, (ii) evaluating the reasonableness of management’s assumptions related to
contribution margin projections by considering current

and historical performance of the store location
asset groupings and whether the assumptions were consistent

with evidence obtained in other areas of the
audit, (iii) evaluating the appropriateness of the projected cash flow model, and (iv) evaluating

management’s assessment of the fair value of the leased assets included in the store location asset
groupings.
/s/
PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 23, 2022
We have served as the Company’s auditor since 2003.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
Fiscal Year Ended
January 29, 2022 January 30, 2021 February 1, 2020
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
761,358
$
567,516
$
816,184

Other revenue (principally finance charges,

late fees and layaway charges)
7,913
7,595
9,151

Total revenues
769,271
575,111
825,335
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of

depreciation shown below)
453,065
433,187
508,906

Selling, general and administrative (exclusive

of depreciation shown below)
266,954
206,492
263,773

Depreciation
12,356
14,681
15,485

Interest expense
72
187
29

Interest and other income
(2,141)
(6,630)
(6,065)

Cost and expenses, net
730,306
647,917
782,128
Income (loss) before income taxes
38,965
(72,806)
43,207
Income tax expense (benefit)
2,121
(25,323)
7,310
Net income (loss)
$
36,844
$
(47,483)
$
35,897
Basic earnings (loss) per share $
1.65
$
(2.01)
$
1.46
Diluted earnings (loss) per share
$
1.65
$
(2.01)
$
1.46
Dividends per share $
0.45
$
0.33
$
1.32
Comprehensive income:
Net income (loss) $
36,844
$
(47,483)
$
35,897
Unrealized gain (loss) on available-for-sale

securities, net of deferred income taxes of

($
433
), ($
79
), and $
453

for fiscal 2021, 2020

and 2019, respectively
(1,435)
(268)
1,500
Comprehensive income (loss) $
35,409
$
(47,751)
$
37,397
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS
January 29, 2022 January 30, 2021
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
19,759
$
17,510
Short-term investments
145,998
126,416
Restricted cash
3,918
3,512
Restricted short-term investments
1
406
Accounts receivable, net of allowance for customer credit losses of $
803

at

January 29, 2022 and $
605

at January 30, 2021
55,812
52,743
Merchandise inventories

124,907
84,123
Prepaid expenses and other current assets
5,273
5,840

Total Current Assets

355,668
290,550
Property and equipment – net

63,083
72,550
Deferred income taxes
9,313
5,685
Other assets

24,437
22,850
Right-of-Use assets - net
181,265
199,817

Total Assets

$
633,766
$
591,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
109,546
$
73,769
Accrued expenses

40,373
40,790
Accrued bonus and benefits

26,488
1,916
Accrued income taxes

920
2,038
Current lease liability
66,808
63,421

Total Current Liabilities

244,135
181,934
Other noncurrent liabilities
17,914
19,705
Lease liability
117,521
143,315
Commitments and contingencies
-
-
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares authorized,

none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
19,824,093

and
20,839,795

shares issued at

January 29, 2022 and January 30, 2021, respectively
669
703
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and
1,763,652

shares issued at

January 29, 2022 and January 30, 2021, respectively
59
59
Additional paid-in capital

119,540
115,278
Retained earnings

134,208
129,303
Accumulated other comprehensive income

(280)
1,155

Total Stockholders' Equity

254,196
246,498

Total Liabilities and Stockholders’ Equity

$
633,766
$
591,452
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Fiscal Year Ended
January 29, 2022 January 30, 2021 February 1, 2020
(Dollars in thousands)
Operating Activities:
Net income (loss) $
36,844
$
(47,483)
$
35,897
Adjustments to reconcile net income to net cash provided

by (used in) operating activities:

Depreciation
12,356
14,681
15,485

Provision for customer credit losses
429
306
524

Purchase premium and premium amortization of investments
(332)
(691)
(694)

Gain on sale of assets held for investment
-
(2,298)
-

Share based compensation
4,090
4,092
4,669

Deferred income taxes
(3,194)
3,030
2,120

Loss on disposal of property and equipment
629
461
837

Impairment of assets
901
13,702
470

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
(3,499)
(26,935)
1,525

Merchandise inventories
(40,784)
31,242
4,220

Prepaid and other assets
(505)
(1,596)
5,072

Operating lease right-of-use assets and liabilities
(3,855)
(2,611)
(9,803)

Accrued income taxes
(1,118)
335
1,703

Accounts payable, accrued expenses and other liabilities
57,826
(16,945)
(8,629)
Net cash provided by (used in) operating activities
59,788
(30,710)
53,396
Investing Activities:
Expenditures for property and equipment

(4,105)
(13,956)
(8,306)
Purchase of short-term investments
(141,937)
(74,041)
(218,345)
Sales of short-term investments
121,110
149,298
205,375
Purchase of other assets
(400)
-
(1,357)
Sales of other assets
-
3,205
-
Net cash provided by (used in) investing activities
(25,332)
64,506
(22,633)
Financing Activities:
Dividends paid
(9,972)
(7,912)
(32,592)
Repurchase of common stock
(22,033)
(19,654)
(9,605)
Proceeds from line of credit
-
34,000
-
Payments to line of credit
-
(34,000)
-
Proceeds from employee stock purchase plan
204
391
626
Net cash used in financing activities
(31,801)
(27,175)
(41,571)
Net increase (decrease) in cash, cash equivalents, and restricted cash
2,655
6,621
(10,808)
Cash, cash equivalents, and restricted cash at beginning of period
21,022
14,401
25,209
Cash, cash equivalents, and restricted cash at end of period

$
23,677
$
21,022
$
14,401
Non-cash activity:
Accrued plant and equipment
$
657
$
343
$
2,828
Accrued treasury stock
-
-
818
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS' EQUITY
Accumulated
Additional

Other Total
Common Paid-In Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — February 2, 2019
$
826
$
105,580
$
210,507
$
(77)
$
316,836
Comprehensive income:

Net income (loss)
-
-
35,897
-
35,897

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax liability of $
453
-
-
-
1,500
1,500
Dividends paid ($
1.32

per share)
-
-
(32,592)
-
(32,592)
Class A common stock sold through employee stock purchase

plan —
48,626

shares
1
735
-
-
736
Class A common stock issued through restricted stock grant plans

—

321,484

shares
14
4,498
48
-
4,560
Repurchase and retirement of treasury shares –
622,480

shares

(21)
-
(10,402)
-
(10,423)
Balance — February 1, 2020 $
820
$
110,813
$
203,458
$
1,423
$
316,514
Comprehensive income:

Net income (loss)
-
-
(47,483)
-
(47,483)

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax benefit of ($
79
)
-
-
-
(268)
(268)
Dividends paid ($
0.33

per share)
-
-
(7,912)
-
(7,912)
Class A common stock sold through employee stock purchase

plan —
48,191

shares
1
459
-
-
460
Class A common stock issued through restricted stock grant plans

—

231,194

shares
8
4,006
8
-
4,022
Repurchase and retirement of treasury shares –
1,975,373

shares

(67)
-
(18,768)
-
(18,835)
Balance — January 30, 2021 $
762
$
115,278
$
129,303
$
1,155
$
246,498
Comprehensive income:

Net income (loss)
-
-
36,844
-
36,844

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax benefit of ($
433
)
-
-
-
(1,435)
(1,435)
Dividends paid ($
0.45

per share)
-
-
(9,972)
-
(9,972)
Class A common stock sold through employee stock purchase

plan —
24,398

shares
-
239
-
-
239
Class A common stock issued through restricted stock grant plans

—

381,002

shares
13
4,023
19
-
4,055
Repurchase and retirement of treasury shares –
1,421,102

shares

(47)
-
(21,986)
-
(22,033)
Balance — January 29, 2022
$
728
$
119,540
$
134,208
$
(280)
$
254,196
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

January 29,

2022 and

January 30,

2021, respectively,

as

security and

collateral for
administration

of

the

Company’s

self-insured

workers’

compensation

and

general

liability

coverage,
which is

reported as

Restricted cash

and Restricted

short-term investments

on the

Consolidated Balance
Sheets.

Supplemental Cash Flow

Information:
Income tax

payments, net

of refunds

received, for

the fiscal
years ended January

29, 2022, January 30,

2021 and February 1,

2020 were a

payment of $
13,176,000
, a
payment of $
6,825,000

and a refund of $
4,681,000
, respectively.

Inventories:
Merchandise

inventories

are

stated

at

the

net

realizable

value

as

determined

by

the
weighted-average cost method.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
43

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

contribution

margin

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

to
predict

and

may

be

subject

to

change.

Asset

impairment

charges

of

$
900,719
,

$
13,702,022

and

$
146,026
were incurred in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Other Assets:
Other assets are comprised

of long-term assets, primarily

insurance contracts related to
deferred compensation assets and land held for investment purposes.
`
Fiscal Year

Ended
January 29,
2022
January 30,
2021
(Dollars in thousands)
Other Assets

Deferred Compensation Investments
$
11,472
$
11,264

Miscellaneous Investments
1,818
1,264

Other Deposits
1,319
522

Land Held for Investment
9,334
9,334

Other
494
466
Total

Other Assets
$
24,437
$
22,850

Leases:
In

2016,

the

Financial

Accounting

Standards

Board

(“FASB”)

issued

Accounting

Standard
Codification (“ASC”)

842

-
Leases
,

with

amendments issued

in

2018. The

guidance

requires lessees

to

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
44
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

2021,

2020

and

2019,

the

Company

recognized

$
1,482,000
,

$
891,000

and

$
921,000
,
respectively,

of

income

on

unredeemed

gift

cards

(“gift

card

breakage”)

as

a

component

of

Other
Revenue

on

the

Consolidated

Statements

of

Income (Loss)

and

Comprehensive Income

(Loss).

Under
Topic

606, the

Company recognizes

gift card

breakage using

an expected

breakage percentage

based on
redeemed gift cards. See Note 2 for further information on miscellaneous income.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
45

The Company

offers

its own

proprietary credit

card to

customers. All

credit activity

is performed

by
the

Company’s

wholly-owned

subsidiaries.

None

of

the

credit

card

receivables

are

secured.

The
Company

estimated

customer

credit

losses

of

$
485,000

and

$
435,000

for

the

twelve

months

ended
January 29,

2022 and

January 30,

2021, respectively,

on sales

purchased on

the Company’s

proprietary
credit card of $
18.7

million and $
15.2

million for the twelve months

ended January 29, 2022 and January
30, 2021, respectively.

The following table provides information about receivables

and contract liabilities from contracts with
customers (in thousands):
`
Balance as of
January 29, 2022
January 30, 2021
Proprietary Credit Card Receivables, net $
8,998
$
9,606
Gift Card Liability $
8,308
$
8,155

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

Advertising:
Advertising

costs

are

expensed

in

the

period

in

which

they

are

incurred.

Advertising
expense was approximately $
6,037,000
, $
4,385,000

and $
5,600,000

for the fiscal years ended January 29,
2022, January 30, 2021 and February 1, 2020, respectively.

Stock Repurchase Program:

For the fiscal year ended January

29, 2022, the Company had

450,047
shares

remaining

in

open

authorizations.

There

is

no

specified

expiration

date

for

the

Company’s
repurchase

program. Share

repurchases

are

recorded in

Retained

earnings, net

of par

value.

From year
end

through

March

23,

2022,

the

Company repurchased

156,707

shares

for

$2,515,310.

The

Board

of
Directors

increased

the

Company’s

open

share

repurchase

authorization

by

one

million

shares

at

the
February 24, 2022 Board of Directors meeting.

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
Stock Purchase Plan.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
46

The following

table reflects

the basic

and diluted

EPS calculations

for the

fiscal years

ended January
29, 2022, January 30, 2021 and February 1, 2020:
`
Fiscal Year Ended
January 29, 2022
January 30, 2021 February 1, 2020
Numerator (Dollars in thousands)
Net earnings (loss) $
36,844
$
(47,483)
$
35,897
(Earnings) loss allocated to non-vested equity awards
(1,937)
2,096
(1,280)
Net earnings (loss) available to common stockholders $
34,907
$
(45,387)
$
34,617
Denominator
Basic weighted average common shares outstanding
21,113,828
22,536,090
23,738,443
Diluted weighted average common shares outstanding
21,113,828
22,536,090
23,738,443
Net income (loss) per common share
Basic earnings (loss) per share $
1.65
$
(2.01)
$
1.46
Diluted earnings (loss) per share $
1.65
$
(2.01)
$
1.46

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
and

general

liability.

The

Company’s

self-insurance

liabilities

are

based

on

the

total

estimated

cost

of
claims filed and estimates of

claims incurred but not reported, less

amounts paid against such claims,

and

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
47
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

Recently Adopted Accounting Policies:

In December 2019, the FASB

issued ASU 2019-12,
Income
Taxes

(Topic

740):

Simplifying

the

Accounting

for

Income

Taxes
.

The

new

accounting

rules

reduce
complexity

by

removing

specific

exceptions

to

general

principles

related

to

intraperiod

tax

allocations,
ownership

changes

in

foreign

investments,

and

interim

period

income

tax

accounting

for

year-to-date
losses

that

exceed

anticipated

losses.

The

new

accounting

rules

also

simplify

accounting

for

franchise
taxes that are

partially based on income,

transactions with a

government that result in

a step up in

the tax
basis

of

goodwill, separate

financial

statements

of

legal

entities

that

are

not

subject

to

tax,

and enacted
changes

in

tax

laws

in

interim

periods.

The

Company adopted

this

accounting

standards

update

on

the
first

day

of

the

first

quarter

of

2021

with

no

material

impact

on

its

Condensed

Consolidated

Financial
Statements.

In

March

2020,

the

Financial

Accounting

Standards

Board

(FASB)

issued

Accounting

Standards
Update

(ASU)

2020-04,
Reference

Rate

Reform

(Topic

848):

Facilitation

of

Effects

of

Reference

Rate
Reform on Financial Reporting
. The ASU, and subsequent

clarifications, provide practical expedients for
contract modification

accounting related

to the

transition away

from the

London Interbank

Offered Rate
(LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The
Company adopted

this

accounting

standard

the

first

day

of

the

fourth

quarter

of

2021

with

no

material
impact on its Condensed Consolidated Financial Statements.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
48
2.

Interest and Other Income:
The components of Interest and other income are shown below (in thousands):
January 29, 2022
January 30, 2021 February 1, 2020
Dividend income
$
(76)
$
(5)
$
(42)
Interest income
(1,321)
(2,697)
(4,954)
Miscellaneous income
(580)
(627)
(709)
Net loss (gain) on investment sales
(164)
(3,301)
(360)
Interest and other income
$
(2,141)
$
(6,630)
$
(6,065)

During 2020, the Company recorded a gain on

the sale of land held for investment
of

$2.3

million within

Interest and

other

income

on

the

Consolidated

Statements of
Income (Loss) and Comprehensive Income (Loss).
3.

Short-Term Investments:

At

January

29,

2022,

the

Company’s

investment

portfolio

was

primarily

invested

in

corporate

and
governmental debt

securities held

in managed

accounts.

These securities

are classified

as available-for-
sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with

unrealized

gains

and

temporary

losses

reported

net

of

taxes

in

Accumulated

other

comprehensive
income.

The

table

below

reflects

gross

accumulated

unrealized

gains

(losses)

in

short-term

investments

at
January 29, 2022 and January 30, 2021 (in thousands):
` January 29, 2022
January 30, 2021
Debt securities Debt securities
issued by the U.S issued by the U.S
Government, its various Government, its various
States, municipalities Corporate States, municipalities Corporate and agencies debt and agencies debt
of each securities Total of each securities Total
Cost basis $
50,554
$
96,352
$
146,906
$
40,701
$
85,045
$
125,746
Unrealized gains
-
-
-
422
654
1,076
Unrealized (loss)
(388)
(520)
(908)
-
-
-
Estimated fair value $
50,166
$
95,832
$
145,998
$
41,123
$
85,699
$
126,822

Accumulated

other

comprehensive

income

on

the

Consolidated

Balance

Sheets

reflects

the
accumulated

unrealized

gains

and

losses

in

short-term investments

in

addition

to

unrealized

gains

and
losses

from

equity

investments

and

restricted

cash

investments.

The

table

below

reflects

gross
accumulated

unrealized

gains

in

these

investments

at

January

29,

2022

and

January

30,

2021

(in
thousands):
` January 29, 2022 January 30, 2021
Deferred Unrealized
Deferred Unrealized
Unrealized Tax Benefit/ Net Gain/
Unrealized Tax Benefit/ Net Gain/
Security Type Gain/(Loss) (Expense) (Loss)
Gain/(Loss) (Expense) (Loss)
Short-Term Investments $
(908)
$
211
$
(697)
$
1,076
$
(250)
$
826
Equity Investments
543
(126)
417
429
(100)
329
Total $
(365)
$
85
$
(280)
$
1,505
$
(350)
$
1,155

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
49
4.

Fair Value Measurements:

The following tables set forth information regarding the Company’s financial assets that are measured
at fair value as of January 29, 2022 and January 30, 2021 (in thousands):

`
Prices in

Active Significant

Markets for Other Significant

Identical Observable Unobservable

January 29, 2022
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
30,451
$
-
$
30,451
$
-

Corporate Bonds
76,909
-
76,909
-

U.S. Treasury/Agencies Notes and Bonds
19,715
-
19,715
-

Cash Surrender Value of Life Insurance
11,472
-
-
11,472

Asset-backed Securities (ABS)
18,556
-
18,556
-

Corporate Equities
818
818
-
-

Commercial Paper
367
-
367
-
Total Assets $
158,288
$
818
$
145,998
$
11,472
Liabilities:

Deferred Compensation
(10,020)
-
-
(10,020)
Total Liabilities $
(10,020)
$
-
$
-
$
(10,020)
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
January 29,

2022. The

state, municipal

and corporate bonds

and asset-backed securities

have contractual
maturities which range from three

days to 4.9 years.

The U.S. Treasury

Notes and Certificates of

Deposit
have

contractual

maturities

which

range

from

4.5

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
50
serviced by

captive auto

finance units,

banks

or

finance companies.

The

bank

credit

card

asset-backed
securities

are backed

by revolving

pools of

credit

card receivables

generated

by account

holders

of cards

from
American

Express,

Citibank,

JPMorgan

Chase,

Capital

One, and

Discover.

Additionally,

at

January

29,

2022,

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
51

The following

tables summarize

the change in fair

value of the Company’s

financial

assets and liabilities
measured

using

Level

3 inputs

as of January

29, 2022

and
January 30, 2021

(in thousands):

`
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at January 30, 2021 $
11,263

Total gains or (losses)

Included in interest and other income (or

changes in net assets)
209
Ending Balance at January 29, 2022 $
11,472
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 30, 2021 $
(10,316)

Redemptions
1,010

Additions
(304)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(410)
Ending Balance at January 29, 2022 $
(10,020)
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

Additions
(652)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(987)
Ending Balance at January 30, 2021 $
(10,316)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
52
5. Accounts Receivable:
Accounts receivable consist of the following (in thousands):
January 29, 2022
January 30, 2021
Customer accounts — principally deferred payment accounts

$
9,800
$
10,210
Income tax receivable
38,361
33,898
Miscellaneous receivables

3,540
4,596
Bank card receivables
4,914
4,644
Total

56,615
53,348
Less allowance for customer credit losses
803
605
Accounts receivable — net

$
55,812
$
52,743

Finance charge

and late

charge

revenue on

customer deferred

payment accounts

totaled $
2,066,000
,
$
2,658,000

and $
3,605,000

for the fiscal
years ended January 29, 2022, January 30, 2021

and February 1,
2020,

respectively,

and

charges

against

the

allowance

for

customer

credit

losses

were

approximately
$
429,000
,

$
306,000

and

$
524,000

for

the

fiscal

years

ended

January

29,

2022,

January

30,

2021

and
February

1,

2020,

respectively.

Expenses

relating

to

the

allowance

for

customer

credit

losses

are
classified

as

a

component

of

Selling,

general

and

administrative

expense

in

the

accompanying
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).
6. Property and Equipment:
Property and equipment consist of the following (in thousands):
January 29, 2022
January 30, 2021
Land and improvements

$
13,595
$
13,595
Buildings

35,403
35,335
Leasehold improvements

79,327
80,874
Fixtures and equipment

178,027
198,513
Information technology equipment and software
34,758
35,303
Construction in progress

1,498
-
Total

342,608
363,620
Less accumulated depreciation

279,525
291,070
Property and equipment — net

$
63,083
$
72,550

Construction in progress primarily represents costs related to new store development and
investments in new technology.
7. Accrued Expenses:
Accrued expenses consist of the following (in thousands):
January 29,
2022
January 30,
2021
Accrued employment and related items

$
6,974
$
6,122
Property and other taxes

15,218
16,574
Accrued self-insurance

8,462
10,994
Fixed assets
657
343
Other

9,062
6,757
Total

$
40,373
$
40,790

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
53
8.

Financing Arrangements:

As

of

January 29,

2022, the

Company had

an

unsecured revolving credit

agreement to

borrow $
35.0
million

less

the

balance

of

any

revocable

credits

discussed

below.

The

revolving

credit

agreement is
committed

until May

2022.

The Company is in the process of

obtaining a new revolving credit agreement
and

expects

this

to

be

completed

by

May

of

2022.

The

credit

agreement contains

various

financial
covenants and limitations, including the maintenance of specific financial ratios with which the

Company
was in compliance

as of January

29, 2022.

There were

no borrowings

outstanding

under this

credit

facility

as
of

January 29,

2022, January 30,

2021 or

February 1,

2020.

At January

29, 2022,

the

weighted average
interest

rate under

the credit

facility

was zero

due to

no borrowings

outstanding

at the

end of

the year.

At January

29, 2022, January

30, 2021 and February

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
shares of

Preferred Stock

that may

be outstanding

at the

time, in

the event

of liquidation,

dissolution or
winding

up

of

the

Company,

holders

of

Class A

Common

Stock

are

entitled

to

receive

a

preferential
distribution of $1.00 per share

of the net assets

of the Company.

Cash dividends on the

Class B Common
Stock cannot be

paid unless cash

dividends of at

least an equal

amount are paid

on the Class A

Common
Stock.

The

Company’s

certificate of

incorporation

provides that

shares

of

Class B Common

Stock

may be
transferred

only

to

certain

“Permitted

Transferees”

consisting

generally

of

the

lineal

descendants

of
holders

of

Class B

Common

Stock,

trusts

for

their

benefit,

corporations

and

partnerships

controlled

by
them and the

Company’s employee benefit

plans. Any transfer

of Class B Common Stock

in violation of
these

restrictions,

including

a

transfer

to

the

Company,

results

in

the

automatic

conversion

of

the
transferred

shares

of

Class B

Common

Stock

held

by

the

transferee

into

an

equal

number

of

shares

of
Class A Common Stock.
10.

Employee Benefit Plans:

The

Company

has

a

defined

contribution

retirement

savings

plan

(“401(k)

plan”)

which

covers

all
associates

who

meet

minimum

age

and

service

requirements.

The

401(k)

plan

allows

participants

to
contribute up

to

75%

of their

annual compensation

up to

the

maximum elective

deferral, designated

by
the

IRS.

The

Company

is

obligated

to

make

a

minimum

contribution

to

cover

plan

administrative
expenses. Further Company contributions

are at the discretion

of the Board of

Directors. The Company’s
contributions

for

the

years

ended

January

29,

2022,

January

30,

2021

and

February

1,

2020

were
approximately $
1,210,000
, $
0

and $
1,499,000
, respectively.

The

Company

has

a

trusteed,

non-contributory

Employee

Stock

Ownership

Plan

(“ESOP”),

which
covers substantially all

associates who meet

minimum age and

service requirements.

The amount

of the
Company’s discretionary

contribution to the ESOP

is determined by the

Compensation Committee of the
Board

of

Directors

and

can

be

made

in

Company

Class

A

Common

stock

or

cash.

The

Committee
approved

a

contribution

to

the

ESOP

for

the

year

ended

January

29,

2022

of

$29,430,000,

of

which
$15,000,000 was contributed in the third

quarter of fiscal 2021.

The Company’s contribution

was $
0

and
$
7,198,000

for the years ended January 30, 2021 and February 1, 2020,

respectively.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
54

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

The components of lease cost are shown below (in thousands):

`
Twelve Months Ended
January 29, 2022 January 30, 2021
Operating lease cost (a)
$
68,763
$
69,601
Variable

lease cost (b)
$
3,041
$
1,555
(a) Includes right-of-use asset amortization of ($
2.2
) million and ($
4.6
) million for the twelve months
ended January 29, 2022 and January 30, 2021, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

Supplemental cash

flow information

and non-cash

activity related

to the

Company’s

operating leases
are as follows (in thousands):
Operating cash flow information:
Twelve Months Ended
January 29, 2022 January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities $
63,201
$
62,559
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations
$
40,756
$
58,978

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
55

Weighted-average

remaining

lease term

and

discount rate

for

the

Company’s

operating leases

are

as
follows:
`
As of
January 29, 2022 January 30, 2021
Weighted-average remaining lease term
2.7

years
2.9

years
Weighted-average discount rate
3.55%
4.06%

Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):
Fiscal Year
2022 $
71,250
2023
52,791
2024
36,066
2025
21,230
2026
10,035
Thereafter
2,456
Total lease payments
193,828
Less: Imputed interest
9,499
Present value of lease liabilities
$
184,329
12.

Income Taxes:

Unrecognized

tax

benefits

for

uncertain

tax

positions,

primarily

recorded

in

Other

noncurrent
liabilities, are established in accordance

with ASC 740 when, despite

the fact that the

tax return positions
are

supportable, the

Company believes

these

positions may

be

challenged

and the

results

are

uncertain.

The

Company adjusts

these

liabilities

in

light

of

changing

facts

and

circumstances.

As

of

January

29,
2022,

the

Company had

gross

unrecognized

tax

benefits

totaling

approximately

$5.3

million,

of

which
approximately

$
6.4

million (inclusive

of

interest)

would

affect

the

effective

tax

rate

if

recognized.

The
Company had approximately $
2.0

million, $
2.8

million and $
3.3

million of interest and

penalties accrued
related

to

uncertain

tax

positions

as

of

January

29,

2022,

January

30,

2021

and

February

1,

2020,
respectively.

The

Company recognizes

interest

and

penalties

related

to

the

resolution

of

uncertain

tax
positions

as

a

component

of

income

tax

expense.

The

Company

recognized

$
452,000
,

$
424,000

and
$
574,000

of interest

and penalties

in the

Consolidated Statements

of Income

(Loss) and

Comprehensive
Income (Loss) for the years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

The

Company is

no

longer

subject

to

U.S.

federal

income

tax

examinations

for

years

before

2018.

In
state

and

local

tax

jurisdictions,

the

Company

has

limited

exposure

before

2011.

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
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
56
`
January 29,
2022
January 30,
2021
February 1,
2020
Fiscal Year

Ended
Balances, beginning
$
5,946
$
7,942
$ 8,485

Additions for tax positions of the current year
1,312
286
375

Additions for tax positions prior years
680 - -
Reduction for tax positions of prior years for:

Settlements during the period
-
614
2

Lapses of applicable statutes of limitations
(2,652)
(2,896)
(920)
Balances, ending
$
5,286
$
5,946
$
7,942

The provision

for income

taxes consists

of the

following

(in thousands):

`
January 29,
2022
January 30,
2021
February 1,
2020
Fiscal Year

Ended
Current income taxes:

Federal
$
2,532
$
(31,927)
$
3,321

State
802
1,842
96

Foreign
1,984
1,731
1,763

Total
5,318
(28,354)
5,180
Deferred income taxes:

Federal
(2,558)
1,905
574

State
(639)
1,129
1,556

Foreign
-
(3)
-

Total
(3,197)
3,031
2,130
Total income tax expense (benefit)
$
2,121
$
(25,323)
$
7,310

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
57

Significant components

of the

Company’s deferred tax assets and liabilities as of

January 29, 2022 and
January

30, 2021

are as

follows

(in thousands):

`
January 29, 2022 January 30, 2021
Deferred tax assets:
Allowance for customer credit losses
$
171
$
131
Inventory valuation
1,176
1,004
Non-deductible accrued liabilities
1,367
1,613
Other taxes
1,135
1,184
Federal benefit of uncertain tax positions
972
1,001
Equity compensation expense
3,666
4,097
Net operating losses
4,206
4,531
Charitable contribution carryover
241
394
State tax credits
1,115
1,115
Lease liabilities
42,268
47,428
Other
4,293
2,204
Total deferred

tax assets before valuation allowance
60,610
64,702
Valuation

allowance
(4,473)
(5,256)
Total deferred

tax assets after valuation allowance
56,137
59,446
Deferred tax liabilities:
Property and equipment
-
1,480
Accrued self-insurance reserves
504
466
Right-of-Use assets
46,320
51,350
Other
-
465
Total deferred

tax liabilities
46,824
53,761
Net deferred tax assets $
9,313
$
5,685
The changes in the valuation allowance are presented below:
January 29, 2022 January 30, 2021
Valuation

Allowance Beginning Balance
$
(5,256) $ (1,079)

Net Valuation

Allowance (Additions) / Reductions
783 (4,177)
Valuation

Allowance Ending Balance
$ (4,473) $ (5,256)

As of January

29, 2022,

the Company

had $1.1

million

of state

tax credits

to offset

future state

income tax
expense,

which are

set to expire

by fiscal 2023.

Based on the

available

evidence,

the Company

has recorded
a valuation

allowance

of $1.1

million.

As of

January 29, 2022,

the Company had

$4.2 million of

state net

operating loss carryforwards.

The
Company

assessed

the likelihood

that deferred

tax assets

related

to state net

operating

loss carryforwards

will
be

realized in

light

of

the

adverse impact

on

the

Company’s financial

statements and

operations due

to
COVID-19.

Based on this assessment,

the Company concluded

that it is more likely than not the Company
will not be able to realize net operating losses and, accordingly,

has recorded a valuation allowance

of $3.4
million

for the

portion

it expects

to not

be realized.
The net

change in the

valuation allowance for January 29,

2022

and

January

30,

2021

is for

state net
operating

losses.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
58

As

of

January

29,

2022,

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

$26.9 million

of earnings

from non-U.S.

subsidiaries.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
59

The reconciliation

of the

Company’s effective

income

tax rate

with the

statutory

rate is

as follows:

`
January 29,
2022
January 30,
2021
February 1,
2020
Fiscal Year

Ended
Federal income tax rate
21.0
%
21.0
%
21.0
%
State income taxes
2.7
4.0
1.7
CARES ACT - Carryback differential
(5.8)
18.3
-
Global intangible low-taxed income
6.7
(5.3)
5.9
Foreign tax credit
(4.3)
-
(3.7)
Foreign rate differential
(2.8)
1.2
(2.5)
Offshore claim
(5.5)
2.5
(5.2)
Limitation on officer compensation
1.9
(0.4)
1.4
Work opportunity credit
(1.8)
0.2
(3.2)
Addback on wage related credits
0.4
-
0.7
Tax exempt interest
-
-
(0.2)
Charitable contribution of inventory
(1.1)
(0.2)
-
Uncertain tax positions
(3.5)
3.3
(1.0)
Deferred rate change
0.1
(0.1)
-
Valuation

allowance
(2.1)
(5.7)
2.6
Other
(0.5)
(4.0)
(0.6)
Effective income tax rate
5.4
%
34.8
%
16.9
%
13.

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

Company.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
60
The following

schedule

summarizes

certain

segment

information

(in thousands):
`
Fiscal 2021 Retail Credit Total
Revenues $
767,205
$
2,066
$
769,271
Depreciation
12,354
2
12,356
Interest and other income
2,141
-
2,141
Income (loss) before taxes
38,340
625
38,965
Capital expenditures
4,101
4
4,105
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
Capital expenditures
8,287
19
8,306
Retail Credit Total
Total assets as of January 29,

2022
$
595,487
$
38,279
$
633,766
Total assets as of January 30,

2021
549,349
42,103
591,452
The accounting policies

of the segments are the same as those described

in the Summary of Significant
Accounting

Policies

in Note 1. The Company

evaluates

performance

based on profit

or loss from operations
before

income

taxes.

The Company

does not

allocate

certain

corporate

expenses

to the

credit

segment.
The

following schedule summarizes the

direct expenses of

the

credit segment

which are

reflected in
Selling,

general

and administrative

expenses

(in thousands):
`
January 29, 2022 January 30, 2021 February 1, 2020
Payroll $
501
$
541
$
644
Postage
342
360
488
Other expenses
595
590
651
Total expenses $
1,438
$
1,491
$
1,783
14.

Stock Based Compensation:

As of

January 29,

2022, the Company had two long-term

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

Compensation

Plan.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
61

The following table presents the number of options and shares of restricted stock initially authorized
and available for grant under each of the plans as of January 29, 2022:

`
2013 2018
Plan Plan Total
Options and/or restricted stock initially authorized
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

January 30, 2021
-
3,961,473
3,961,473

January 29, 2022
-
3,580,471
3,580,471

In accordance with ASC 718, the

fair value of current restricted

stock awards is estimated on

the date
of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over a five-year

vesting period. As of January

29, 2022, there was

$
11,096,000

of total
unrecognized compensation

expense related

to unvested

restricted stock

awards, which

is expected

to be
recognized over a remaining weighted-average vesting period of
2.3

years.

The total grant date fair value
of

the

shares

recognized

as

compensation

expense

during

the

twelve

months

ended

January

29,

2022,
January 30,

2021 and

February 1,

2020 was

$
4,055,000
, $
4,023,000

and $
4,559,000
, respectively.

The
expenses

are

classified

as

a

component

of

Selling,

general

and

administrative

expenses

in

the
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).
The following

summary

shows the changes

in the shares of unvested

restricted

stock outstanding

during
the years

ended

January

29, 2022,

January

30, 2021

and February

1, 2020:

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

Forfeited or expired
(124,241)
16.37

Restricted stock awards at January 30, 2021
1,023,956
$
15.33

Granted
407,910
13.49

Vested
(176,575)
22.22

Forfeited or expired
(59,003)
13.95

Restricted stock awards at January 29, 2022
1,196,288
$
13.76

The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a
limited

number

of

shares

of

the

Company’s

Class

A

Common

Stock

during

each

semi-annual

offering
period at

a 15%

discount through payroll

deductions. During the

twelve month period

ended January 29,
2022, the

Company sold
24,398

shares to

employees at an

average discount of

$
1.47

per share

under the
Employee Stock Purchase Plan.

The compensation expense

recognized for the 15%

discount given under
the

Employee

Stock

Purchase

Plan

was

approximately

$
36,000
,

$
69,000

and

$
111,000

for

fiscal

years
2021, 2020 and 2019,

respectively.

These expenses are classified

as a component of

Selling, general and
administrative expenses.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
62
15.

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
16.

Accumulated Other Comprehensive Income:
The

following

table

sets

forth

information regarding

the

reclassification out

of

Accumulated other
comprehensive

income

(in thousands)

as of

January

29, 2022:
`
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2021 $
1,155

Other comprehensive income (loss) before

reclassification
(1,561)

Amounts reclassified from accumulated

other comprehensive income (b)
126
Net current-period other comprehensive income
(loss)
(1,435)
Ending Balance at January 29, 2022 $
(280)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive
income (“OCI”).
(b) Includes $
164

impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities.

The tax impact of this reclassification was $
38
.
Amounts in parentheses indicate a debit/reduction to OCI.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
63

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

29, 2022.

Based on this

evaluation, our Principal

Executive Officer and

Principal Financial Officer

concluded that,
as

of January

29, 2022,

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
2022

based

on

the

Internal

Control

–

Integrated

Framework
(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”).

Based

on

this

evaluation,
management concluded

that our

internal control

over financial

reporting was

effective as

of January

29,
2022.

PricewaterhouseCoopers

LLP,

an

independent

registered

public

accounting

firm,

has

audited

the
effectiveness of our internal

control over financial reporting as

of January 29, 2022, as

stated in its report
which is included herein.
Changes in Internal Control Over Financial Reporting

No

change

in

the

Company’s

internal

control

over

financial

reporting

(as

defined

in

Exchange

Act
Rule

13a-15(f))

has

occurred

during

the

Company’s

fiscal

quarter

ended

January

29,

2022

that

has
materially

affected,

or

is

reasonably

likely

to

materially

affect,

the

Company’s

internal

control

over
financial reporting.
Item 9B.

Other Information:

None
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
:

None
PART

III

Item 10. Directors, Executive Officers and Corporate Governance:

Information

contained

under

the

captions

“Election

of

Directors,”

“Meetings

and

Committees”

and
“Corporate

Governance

Matters”

in

the

Registrant’s

Proxy

Statement

for

its

2022

annual

stockholders’
meeting

(the

“2022

Proxy

Statement”)

is

incorporated

by

reference

in

response

to

this

Item 10.

The

information

in

response

to

this

Item 10

regarding

executive

officers

of

the

Company

is

contained

in
Item 3A, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation:

Information contained under the captions “2021 Executive Compensation,” “Fiscal Year 2021 Director
Compensation,”

“Corporate

Governance

Matters-Compensation

Committee

Interlocks

and

Insider
Participation”

in

the

Company’s

2022

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

29,
2022.
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
3,825,321

Equity compensation plans not

approved by security holders

- - -
Total

- -
3,825,321

(1)

There are no outstanding stocking options, warrants or stock appreciation rights.

(2)

Includes the following:

Under

the

Company’s

stock

incentive

plan,

referred

to

as

the

2018

Incentive

Compensation

Plan,

3,580,471

shares

are

available

for

grant.

Under

this

plan,

non-
qualified stock options may be granted to key associates.

Under

the

2021

Employee Stock

Purchase

Plan,

244,850 shares

are

available. Eligible

associates
may

participate

in

the

purchase

of

designated

shares

of

the

Company’s

common

stock.

The
purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the
end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial

Owners and Management”
in the 2022 Proxy Statement is incorporated by reference in response to this Item.
Item 13. Certain Relationships and Related Transactions, and Director Independence:

Information

contained

under

the

caption

“Certain

Relationships

and

Related

Person

Transactions,”
“Corporate

Governance

Matters-Director

Independence”

and

“Meetings

and

Committees”

in

the

2022
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

2022

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

Report of Independent Registered Public Accounting Firm

....................................................................

35
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss) for the fiscal

years ended January 29, 2022, January 30, 2021 and February 1, 2020

................................................

38
Consolidated Balance Sheets at January 29, 2022 and January 30, 2021

.................................................

39
Consolidated Statements of Cash Flows for the fiscal years ended

January 29, 2022, January 30, 2021

and February 1, 2020 ................................................................................................................................

40
Consolidated Statements of Stockholders’ Equity for the fiscal years ended

January 29, 2022,

January 30, 2021 and February 1, 2020

....................................................................................................

41
Notes to Consolidated Financial Statements

.............................................................................................

42

(2) Financial Statement Schedule: The following report and

financial statement schedule is filed

herewith:
Schedule II — Valuation and Qualifying Accounts .................................................................................

72

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
10.2*
The Cato Corporation 2013 Employee Stock Purchase Plan (Amended and
Restated as of April 1, 2021) incorporated by reference to Appendix A to 8-K of the Company filed on April 8, 2021(SEC file No. 333-25638).
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
10.11*
Letter Agreement between the Registrant and Charles Knight dated as of January 4,
2022, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on January 6, 2022.
10.12
Credit Agreement, dated as of August 22, 2003, among the Registrant, the guarantors party thereto, the banks party thereto and Branch Banking and Trust Company, as Agent, as amended through and including the Eighth Amendment dated May 24, 2019, incorporated by reference to Exhibit 10.11 to Form 10-K of the Registrant for the year ended February
1, 2020.

10.13
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

32.1**

Section 1350 Certification of Chief Executive Officer.

32.2**

Section 1350 Certification of Chief Financial Officer.
101.1** The following materials from Registrant’s Annual Report on form 10-K for the fiscal year ended January 29, 2022, formatted in Inline XBRL:

(i) Consolidated Statements of Income
(Loss) and Comprehensive Income (Loss) for the fiscal years ended

January 29, 2022, January
30, 2021 and February 1, 2020;

(ii) Consolidated Balance Sheets at January 29, 2022 and
January 30, 2021; (iii) Consolidated Statements of Cash Flows for

the fiscal years ended
January 29, 2022, January 30, 2021 and February 1, 2020; (iv) Consolidated

Statements of
Stockholders’ Equity for the fiscal years ended January 29, 2022,

January 30, 2021 and
February 1, 2020; and (v) Notes to Consolidated Financial Statements.
104.1
Cover Page Interactive Data File (Formatted in Inline XBRL and

contained in the Interactive
Data Files submitted as Exhibit 101.1**).
___________
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
The Cato Corporation
By
/s/ JOHN P.

D. CATO
By /s/ CHARLES D. KNIGHT

John P.

D. Cato
Chairman, President and
Chief Executive Officer
Charles D. Knight
Executive Vice President
Chief Financial Officer
By
/s/ JEFFREY R. SHOCK
Jeffrey R. Shock
Senior Vice President
Controller
Date: March 23, 2022

Pursuant to the

requirements of the

Securities Exchange

Act of 1934,

this report has

been signed below

on March 23,

2022
by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ JOHN P.

D. CATO
John P.

D. Cato
(President and Chief Executive Officer
(Principal Executive Officer) and Director)
/s/ BAILEY W.

PATRICK
Bailey W.

Patrick
(Director)

/s/ CHARLES D. KNIGHT
Charles D. Knight
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

171 (c) (205)
Deductions

(727) (d) (14,855)
Balance at January 30, 2021 $ 605 $ 10,975
Additions charged to costs and expenses

485 13,464
Additions (reductions) charged to other accounts

98 (c) (1,447)
Deductions

(385) (d) (14,721)
Balance at January 29, 2022 $ 803 $ 8,271
(a)

Deducted from trade accounts receivable.
(b)

Reserve for Workers' Compensation,

General Liability and Healthcare.
(c)

Recoveries of amounts previously written off.
(d)

Uncollectible accounts written off.