Form 10-Q
period 2022-04-30
CATO CORP
filed 2022-05-26
CIK 18255

UNITED STATES

SECURITIES

AND EXCHANGE

COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly

period ended
April 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b

-2 of the Exchange Act).
☐
As of April 30,

2022, there were
19,223,633

shares of Class

A common stock

and
1,763,652

shares of Class

B common stock

outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended April 30, 2022
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed

Consolidated

Statements

of Income

and Comprehensive

Income
2
For the

Three Months

Ended

April 30,

2022 and

May 1,

2021
Condensed

Consolidated

Balance Sheets
3
At April

30, 2022

and

January

29, 2022

Condensed

Consolidated

Statements

of Cash

Flows
4
For the

Three Months

Ended April

30, 2022

and May

1, 2021
Condensed

Consolidated

Statements

of Stockholders’

Equity
5
For the

Three Months

Ended April

30, 2022

and May

1, 2021
Notes to

Condensed

Consolidated

Financial

Statements
6 - 18
For the

Three Months

Ended April

30, 2022

and May

1, 2021
Item 2.
Management’s Discussion and Analysis

of Financial Condition and Results
of Operations
19 - 25
Item 3. Quantitative and Qualitative Disclosures About Market Risk 26
Item 4. Controls and Procedures 26
PART

II – OTHER INFORMATION
Item 1. Legal Proceedings 27
Item 1A. Risk Factors 27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 27
Item 3. Defaults Upon Senior Securities 27
Item 4. Mine Safety Disclosures 28
Item 5. Other Information 28
Item 6. Exhibits 28
Signatures 29

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended
April 30, 2022
May 1, 2021
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
204,933
$
211,234

Other revenue (principally finance charges, late fees and

layaway charges)
1,788
1,851

Total revenues
206,721
213,085
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown below)
132,243
123,675

Selling, general and administrative (exclusive of depreciation shown below)
60,441
63,237

Depreciation
2,743
3,042

Interest and other income
(403)
(663)

Costs and expenses, net
195,024
189,291
Income before income taxes
11,697
23,794
Income tax expense
1,949
3,081
Net income $
9,748
$
20,713
Basic earnings per share $
0.46
$
0.92
Diluted earnings per share $
0.46
$
0.92
Comprehensive income:
Net income $
9,748
$
20,713
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($
362
) and ($
40
) for April 30, 2022
(1,206)
(134)

and May 1, 2021, respectively
Comprehensive income $
8,542
$
20,579
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
April 30, 2022 January 29, 2022
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
25,881
$
19,759
Short-term investments

120,021
145,998
Restricted cash
3,920
3,919
Accounts receivable, net of allowance for customer credit losses of

$
801

and $
803

at April 30, 2022 and January 29, 2022, respectively
60,121
55,812
Merchandise inventories

127,576
124,907
Prepaid expenses and other current assets
6,029
5,273

Total Current Assets

343,548
355,668
Property and equipment – net

67,079
63,083
Noncurrent deferred income taxes
9,674
9,313
Other assets

23,192
24,437
Right-of-Use assets – net

168,537
181,265

Total Assets

$
612,030
$
633,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
106,229
$
109,546
Accrued expenses

45,377
40,373
Accrued bonus and benefits

18,901
26,488
Accrued income taxes

2,062
920
Current lease liability
63,175
66,808

Total Current Liabilities

235,744
244,135
Other noncurrent liabilities
17,797
17,914
Lease liability
107,837
117,521
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized, none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
19,223,633

and
19,824,093

shares issued

at April 30, 2022 and January 29, 2022, respectively
649
669
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and

1,763,652

shares issued at April 30, 2022 and January 29, 2022, respectively
59
59
Additional paid-in capital

120,249
119,540
Retained earnings

131,181
134,208
Accumulated other comprehensive income

(1,486)
(280)

Total Stockholders' Equity

250,652
254,196

Total Liabilities and Stockholders’ Equity

$
612,030
$
633,766
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Three Months Ended
April 30, 2022
May 1, 2021
(Dollars in thousands)
Operating Activities:
Net income
$
9,748
$
20,713
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation
2,743
3,042
Provision for customer credit losses
72
113
Purchase premium and premium amortization of investments
388
(1,121)
Share-based compensation
624
306
Deferred income taxes
-
(1)
Loss on disposal of property and equipment
16
58
Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable
(4,382)
(2,510)

Merchandise inventories
(2,669)
(726)

Prepaid and other assets
474
(493)

Operating lease right-of-use assets and liabilities
(590)
(1,242)

Accrued income taxes
1,142
356

Accounts payable, accrued expenses and other liabilities
(8,331)
26,005
Net cash provided (used) by operating activities
(765)
44,500
Investing Activities:
Expenditures for property and equipment

(4,440)
(554)
Purchase of short-term investments
(1,529)
(62,075)
Sales of short-term investments
25,566
28,397
Net cash provided (used) by investing activities
19,597
(34,232)
Financing Activities:
Dividends paid
(3,638)
-
Repurchase of common stock
(9,162)
(5,629)
Proceeds from employee stock purchase plan
91
128
Net cash provided (used) by financing activities
(12,709)
(5,501)
Net increase (decrease) in cash, cash equivalents, and restricted cash
6,123
4,767
Cash, cash equivalents, and restricted cash at beginning of period
23,678
21,022
Cash, cash equivalents, and restricted cash at end of period

$
29,801
$
25,789
Non-cash activity:
Accrued other assets and property and equipment $
2,971
$
263
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — January 29, 2022 $ 728 $
119,540
$
134,208
$
(280)
$
254,196
Comprehensive income:

Net income
- -
9,748
-
9,748

Unrealized net losses on available-for-sale securities, net of deferred income tax benefit of ($
362
) - - -
(1,206)
(1,206)
Dividends paid ($
0.17

per share)
- - (3,638) - (3,638)
Class A common stock sold through employee stock purchase

plan —
9,468

shares
-
111
- -
111
Class A common stock issued through restricted stock grant plans

—

0 shares
-
598
5 -
603
Repurchase and retirement of treasury shares –
609,928

shares

(20) -
(9,142)
-
(9,162)
Balance — April 30, 2022 $ 708 $
120,249
$
131,181
$
(1,486)
$
250,652
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — January 30, 2021 $ 762 $
115,278
$
129,303
$
1,155
$
246,498
Comprehensive income:

Net income
- -
20,713
-
20,713

Unrealized net losses on available-for-sale securities, net of deferred income tax benefit of ($
40
) - - -
(134)
(134)
Dividends paid ($0.00 per share) - -
-
-
-
Class A common stock sold through employee stock purchase

plan —
19,248

shares
1
150
- -
151
Class A common stock issued through restricted stock grant plans

—

396,558

shares
13
271
-
-
284
Repurchase and retirement of treasury shares –
425,661

shares

(14) -
(5,615)
-
(5,629)
Balance — May 1, 2021
$ 762 $
115,699
$
144,401
$
1,021
$
261,883
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
6
NOTE 1

- GENERAL
:
The condensed

consolidated financial

statements as

of April

30, 2022

and for

the thirteen-week

periods
ended

April

30,

2022

and

May

1,

2021

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
The interim financial

statements should be read

in conjunction with

the consolidated financial statements
and

notes

thereto,

included

in

the

Company’s

Annual

Report

on

Form

10-K

for

the

fiscal

year

ended
January 29, 2022.

Amounts as of January 29, 2022 have been derived from the audited balance sheet, but do not include all disclosures required by

accounting principles generally accepted in the United States of
America.
As

planned,

in

May

2022,

the

Company

made

a

$14.4

million

contribution

to

its

Employee

Stock
Ownership

Plan,

which

is

included

in

Accrued

bonus

and

benefits

on

the

accompanying

Condensed
Consolidated Balance Sheets.
Subsequent to

April 30,

2022, the

Company received

$18 million

of its

income tax

receivable, which

is
included in Accounts receivable. The Company anticipates that the remaining balance will be received by
the end of the second quarter of fiscal 2022.
On May 19, 2022, the Board of Directors declared the quarterly dividend at $0.17 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
7
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

Consolidated

Statements of Income and Comprehensive Income.

While the
Company’s certificate

of incorporation

provides the right

for the Board of Directors

to declare dividends

on
Class

A

shares

without

declaration

of

commensurate dividends

on

Class

B

shares,

the

Company

has
historically

paid the

same dividends

to both Class

A and Class

B shareholders

and the Board

of Directors

has
resolved

to continue

this practice.

Accordingly,

the Company’s

allocation

of income

for purposes

of the EPS
computation

is the same for Class

A and Class B shares

and the EPS amounts

reported

herein are applicable
to both

Class

A and Class

B shares.
Basic EPS

is

computed as net

income less earnings allocated to

non-vested equity awards divided by

the
weighted average number

of common shares outstanding

for the period.

Diluted EPS reflects the potential
dilution that

could

occur

from

common

shares

issuable through

stock

options and

the

Employee Stock
Purchase

Plan.

Three Months Ended
April 30, 2022 May 1, 2021
(Dollars in thousands)
Numerator
Net earnings $
9,748
$
20,713
Earnings allocated to non-vested equity awards
(541)
(942)
Net earnings available to common stockholders $
9,207
$
19,771
Denominator
Basic weighted average common shares outstanding
20,149,201
21,489,162
Diluted weighted average common shares outstanding
20,149,201
21,489,162
Net income per common share
Basic earnings per share $
0.46
$
0.92
Diluted earnings per share $
0.46
$
0.92

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
8
NOTE 3

– ACCUMULATED

OTHER COMPREHENSIVE

INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive

income

(in thousands)

for the

three months

ended April

30, 2022:
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 29, 2022 $
(280)

Other comprehensive income (loss) before

reclassification
(1,203)

Amounts reclassified from accumulated

other comprehensive income (b)
(3)
Net current-period other comprehensive income (loss)
(1,206)
Ending Balance at April 30, 2022 $
(1,486)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income ("OCI").
(b) Includes $
4

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
1
.
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

.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
9
NOTE 4 – FINANCING ARRANGEMENTS:
At

April

30,

2022,

the

Company

had

an

unsecured

revolving

credit

agreement,

which

provided

for
borrowings of up to $35.0 million less the balance of letters of credit discussed below and was committed
through

May

2022.

In

May

2022,

the

Company

signed

a

new

unsecured

revolving

credit

agreement,
which replaces

the prior

credit agreement,

provides up

to $35.0

million in

committed availability

and is
committed

through

May

2027.

The

prior

credit

agreement

contained

various

financial

covenants

and
limitations,

including

the

maintenance

of

specific

financial

ratios

with

which

the

Company

was

in
compliance as of April 30, 2022.

The new credit agreement also contains various financial covenants and limitations, including the maintenance of specific financial ratios.

There were no outstanding borrowings
under the prior credit facility as of April 30, 2022 or January 29, 2022.

The weighted average interest rate
under the prior credit facility was zero at April 30, 2022 due to no outstanding borrowings.
At

April

30,

2022

and

January

29,

2022,

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

April

30,

2022,
principally in

the southeastern

United States. The Company offers its own credit card to its customers

and
all credit authorizations,

payment processing

and collection

efforts are performed

by a separate subsidiary

of
the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
10
NOTE 5 – REPORTABLE

SEGMENT INFORMATION (CONTINUED):
The following

schedule

summarizes

certain

segment

information

(in thousands):
Three Months Ended
April 30, 2022 Retail Credit Total
Revenues
$206,208
$513
$206,721
Depreciation
2,743
-
2,743
Interest and other income
(403)
-
(403)
Income before taxes
11,613
84
11,697
Capital expenditures
4,440
-
4,440
Three Months Ended
May 1, 2021 Retail Credit Total
Revenues
$212,547
$538
$213,085
Depreciation
3,042
-
3,042
Interest and other income
(663)
-
(663)
Income before taxes
23,540
254
23,794
Capital expenditures
554
-
554
Retail Credit Total
Total assets as of April 30, 2022
$574,601
$37,429
$612,030
Total assets as of January 29, 2022
595,487
38,279
633,766
The

Company evaluates

segment

performance based

on

income

before

taxes.

The

Company does

not
allocate

certain

corporate

expenses

or income

taxes to

the credit

segment.
The following

schedule summarizes

the direct expenses

of the credit segment

which are reflected

in Selling,
general

and administrative

expenses

(in thousands):
Three Months Ended
April 30, 2022 May 1, 2021
Payroll
$
137
$
117
Postage
93
78
Other expenses
199
89
Total expenses $
429
$
284

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
11
NOTE 6 – STOCK BASED COMPENSATION:
As of

April 30, 2022,

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

30, 2022:

2013 2018
Plan Plan Total
Options and/or restricted stock initially authorized
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

April 30, 2022
-
3,580,471
3,580,471
In accordance

with ASC 718,

the fair

value of current

restricted stock awards

is estimated on

the date

of
grant based

on the

market price

of the

Company’s

stock and

is amortized

to compensation

expense on

a
straight-line basis over

the related vesting

periods. As of

April 30, 2022

and January 29,

2022, there was
$
9,868,000

and

$
11,096,000
,

respectively,

of

total

unrecognized

compensation

expense

related

to
unvested restricted stock awards, which had a remaining weighted-average vesting period of
2.4

years and
2.3

years,

respectively.

The

total

compensation

expense

during

the

three

months

ended

April

30,

2022
was

$
603,000

compared

to

$
283,000

for

the

three

months

ended

May

1,

2021.

These

expenses

are
classified as a component

of Selling, general and

administrative expenses in the

Condensed Consolidated
Statements of Income.
The following summary

shows the changes in the shares

of unvested restricted

stock outstanding

during the
three months ended April

30, 2022:
Weighted
Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at January 29, 2022
1,196,288
$
13.76

Granted
-
-
Vested
-
-
Forfeited or expired
-
-
Restricted stock awards at April 30, 2022
1,196,288
$
13.76

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
12
The Company’s

Employee Stock Purchase Plan

allows eligible full-time employees to

purchase a

limited
number of shares of

the Company’s Class A

Common Stock during each semi-annual offering period at a
15% discount through

payroll deductions.

During the three months ended April

30, 2022 and May 1, 2021,
the Company

sold
9,468

and
19,248

shares

to employees

at an average

discount

of $
2.21

and $
1.17

per share,
respectively, under the Employee Stock Purchase

Plan. The compensation expense

recognized for the 15%
discount given under

the Employee Stock

Purchase Plan was

approximately $
21,000

and $
23,000

for the
three

months ended

April

30,

2022

and

May

1,

2021,

respectively.

These

expenses are

classified as

a
component of

Selling, general and

administrative expenses in the

Condensed Consolidated Statements of
Income.
NOTE 7

– FAIR VALUE MEASUREMENTS:
The following tables

set forth information regarding the Company’s financial assets and liabilities that are measured

at fair

value

(in thousands)

as of April

30, 2022

and January

29, 2022:
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
April 30, 2022
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
28,514
$ - $
28,514
$ -

Corporate Bonds
56,515
-
56,515
-

U.S. Treasury/Agencies Notes and Bonds
21,112
-
21,112
-

Cash Surrender Value of Life Insurance
11,033
- -
11,033

Asset-backed Securities (ABS)
13,512
-
13,512
-

Corporate Equities
803
803
- -

Commercial Paper
367
-
367
-
Total Assets $
131,856
$
803
$
120,020
$
11,033
Liabilities:

Deferred Compensation
(9,272)
- -
(9,272)
Total Liabilities $
(9,272)
$ - $ - $
(9,272)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
13
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

30,
2022 and

January 29,

2022.

The state,

municipal and corporate bonds

have contractual maturities which
range from one day to 4.6 years. The U.S. Treasury Notes

have contractual

maturities which

range from 46
days

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

April

30,

2022,

the

Company

had

$
0.8

million

of

corporate

equities

and

deferred
compensation

plan assets

of $
11.0

million.

At January

29, 2022, the

Company

had $
0.8

million

of corporate
equities

and deferred

compensation

plan assets

of $
11.5

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

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
14
recorded in

Other

noncurrent liabilities

in

the

Condensed Consolidated Balance

Sheet.

These

funds

are
designed

to mirror

mutual

funds and

money

market

funds

that are

observable

and actively

traded.

The following tables

summarize the change in

fair value

of the

Company’s financial assets and

liabilities
measured

using

Level

3 inputs

as of April

30, 2022

and January

29, 2022

(dollars

in thousands):
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 29, 2022 $
11,472
Redemptions -
Additions -
Total gains or (losses)

Included in interest and other income (or changes in net assets)
(439)

Included in other comprehensive income
-
Ending Balance at April 30, 2022 $
11,033
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 29, 2022 $
(10,020)

Redemptions
489

Additions
(149)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
408

Included in other comprehensive income
-
Ending Balance at April 30, 2022 $
(9,272)
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2021 $
11,263
Redemptions -
Additions -

Total gains or (losses)

Included in interest and other income (or changes in net assets)
209

Included in other comprehensive income
-
Ending Balance at January 29, 2022 $
11,472
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
15
Deferred Compensation
Beginning Balance at January 30, 2021 $
(10,316)

Redemptions
1,010

Additions
(304)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
(410)

Included in other comprehensive income
-
Ending Balance at January 29, 2022 $
(10,020)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
16
NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
None.
NOTE 9 – INCOME TAXES:
The Company had an effective tax rate for the

first quarter of 2022 of
16.7
% compared to an effective tax
rate of
12.9
% for the first quarter of 2021. The increase in the 2022 first quarter tax rate was primarily due
to

higher

Global

Intangible Low-taxed

Income (GILTI),

partially

offset

by the

ability to

realize foreign
tax credits.
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
86,000

and $
131,000

for the periods

ended April 30,

2022 and May

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
17
1,

2021,

respectively,

on

sales

purchased by

the

Company’s

proprietary credit

card

of

$
5.7

million and
$
4.4

million for the periods ended April 30, 2022 and May 1, 2021,

respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):
Balance as of
April 30, 2022 January 29, 2022
Proprietary Credit Card Receivables, net $
9,522
$
8,998
Gift Card Liability $
6,556
$
8,308
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
The components of lease cost are shown below (in thousands):
Three Months Ended
April 30, 2022 May 1, 2021
Operating lease cost (a) $
17,754
$
16,726
Variable

lease cost (b)
$
768
$
793
(a) Includes right-of-use asset amortization of ($0.4) million and

($1.2) million for the three months ended
April 30, 2022 and May 1, 2021, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND MAY 1, 2021
18
Operating cash flow information:
Three Months Ended
April 30, 2022 May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities $
16,836
$
15,947
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
$
3,515
$
734
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:
As of
April 30, 2022 May 1, 2021
Weighted-average remaining lease term
2.4 years
2.7 years
Weighted-average discount rate
2.92%
3.73%
As of

April 30,

2022,
the maturities

of lease

liabilities by fiscal

year for

the Company’s

operating leases
are as follows (in thousands):
Fiscal Year
2022 (a) $
53,370
2023
53,633
2024
36,956
2025
21,875
2026
10,602
Thereafter
2,986
Total lease payments
179,422
Less: Imputed interest
8,410
Present value of lease liabilities
$
171,012
(a) Excluding the 3 months ended April 30, 2022.

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

regulations and

government policies
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
20
CRITICAL ACCOUNTING POLICIES AND ESTIMATES:
The Company’s accounting

policies are more

fully described

in “Management’s Discussion

and Analysis of
Financial

Condition

and Results

of Operations”

in the Company’s

Annual

Report

on Form

10-K for

the fiscal
year

ended

January

29,

2022.

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

Audit Committee.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
21
RESULTS OF OPERATIONS:
The following

table sets

forth, for

the periods

indicated,

certain

items in

the Company's

unaudited

Condensed
Consolidated

Statements

of Income

as a percentage

of total

retail

sales:
Three Months Ended
April 30, 2022 May 1, 2021
Total retail sales 100.0% 100.0%
Other revenue 0.9 0.9
Total revenues 100.9 100.9
Cost of goods sold (exclusive of depreciation) 64.5 58.5
Selling, general and administrative (exclusive of depreciation) 29.5 29.9
Depreciation 1.3 1.4
Interest and other income (0.2) (0.3)
Income before income taxes 5.7 11.3
Net income 4.8 9.8

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
22
RESULTS OF OPERATIONS

(CONTINUED):
Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations

(“MD&A”) is
intended

to

provide

information

to

assist

readers

in

better

understanding

and

evaluating

our

financial
condition

and

results

of

operations.

We

recommend

reading

this

MD&A

in

conjunction

with

our
Condensed

Consolidated

Financial

Statements

and

the

Notes

to

those

statements

included

in

the
“Financial Statements” section of this Quarterly Report on Form

10-Q, as well as our 2021 Form 10-K.
COVID-19

Update
There

is

still

significant

uncertainty

regarding

the

lingering

effects

of

the

COVID-19 pandemic

on

our
business, financial condition, results

of operations, cash flows,

and liquidity.

These uncertainties include
the

impact

of

new

or

potential

variants

of

the

virus

that

are

more

transmissible

or

severe,

stagnant
vaccination rates

and related

factors that

may continue

to

fuel

periodic surges

of

the

virus or

otherwise
impede

progress

toward

the

return

to

pre-pandemic

activities

and

levels

of

consumer

confidence

and
commercial

activity.

The

Company

also

faces

uncertainty

from

the

impacts

of

COVID-19

and

the
governmental

responses

to

COVID-19 surges,

including

lockdowns,

in

the

foreign

countries

where

our
merchandise is produced.

The Company is also subject to the continued effects of disruption in the global supply

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

of COVID-19

during fiscal

2022, the

duration and

severity of

these effects

will depend
on

the

course of

future developments,

which are

highly uncertain.

The

extent to

which the

COVID-19
pandemic

ultimately

impacts

the

Company’s

business,

financial

condition,

results

of

operations,

cash
flows,

and

liquidity

may

differ

from

management’s

current

estimates

due

to

inherent

uncertainties
regarding

the

duration

and

further

spread

of

the

outbreak

or

its

variants,

its

severity,

actions

taken

to
contain the

virus or

treat its

impact, and how

quickly and to

what extent

normal economic and

operating
conditions can resume.

Comparison

of First Quarter

of 2022

with 2021
Total retail sales

for the first

quarter were

$204.9 million

compared

to last year’s

first quarter

sales of $211.2
million.

Sales

decreased primarily

due

to

a

decrease in

same-store sales,

partially offset

by

sales

from
noncomparable stores. The decrease in

same-store sales was

primarily due to

cooler, wetter

weather, late
merchandise

shipments

due

to

supply

chain

disruptions

and

inflationary

pressure

on

our

customers’
disposable income. Same store sales include stores that have been open more than

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

2022 and

are included

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
23
in the same-store sales calculation.

Total revenues, comprised of retail sales

and other revenue (principally
finance

charges

and

late

fees

on

customer

accounts

receivable,

shipping

charged

to

customers

for

e-
commerce purchases and

layaway fees),

were

$206.7 million

for

the

first

quarter ended

April 30,

2022,
compared to $213.1 million

for the first quarter ended

May 1, 2021. The Company operated

1,315 stores at
April 30,

2022 compared

to 1,325

stores

at the end

of last

fiscal year’s

first quarter.

For the

first three

months
of fiscal 2022, the Company opened

five stores and permanently

closed one store.

The Company currently
expects

to close

approximately

25 stores

in fiscal

2022.
Credit revenue

of $0.5

million

represented

0.2% of

total revenues

in the first

quarter

of fiscal

2022, compared
to 2021

credit revenue of

$0.5 million or

0.3% of

total revenues.

Credit revenue is

comprised of interest
earned on

the Company’s

private

label credit

card portfolio

and related

fee income.

Related

expenses

include
principally

payroll,

postage and other

administrative

expenses,

and totaled $0.4

million in

the first quarter

of
2022, compared

to last

year’s

first quarter

expenses

of $0.3

million.

Other revenue,

a component

of total revenues,

was $1.8 million

for the first

quarter

of fiscal 2022,

compared
to

$1.9

million for

the

prior

year’s

comparable first

quarter.

The

slight

decrease was

due

to

lower

e-
commerce

shipping

revenue

and finance

charges,

slightly

offset by

higher

layaway

fees.
Cost of goods sold

was $132.2 million,

or 64.5% of retail

sales for the first

quarter of fiscal

2022, compared
to $123.7 million, or 58.5% of retail

sales in the first quarter of fiscal 2021.

The overall increase

in cost of
goods sold

as a percent

of retail

sales for

first quarter

of 2022 resulted

primarily

from higher

markdown

sales
and an increase

in freight costs

due to higher fuel

prices.

Cost of goods sold

includes

merchandise

costs (net
of

discounts

and

allowances),

buying

costs,

distribution costs,

occupancy

costs,

freight

and

inventory
shrinkage.

Net

merchandise costs

and

in-bound freight

are

capitalized as

inventory costs.

Buying

and
distribution costs include payroll, payroll-related

costs and

operating expenses for the

buying departments
and

distribution

center.

Occupancy

costs

include

rent,

real

estate

taxes,

insurance,

common

area
maintenance,

utilities

and maintenance

for stores

and distribution

facilities.

Total gross margin

dollars

(retail
sales less

cost of

goods sold

exclusive of

depreciation) decreased by 17.0% to

$72.7 million for

the first
quarter

of fiscal

2022 compared

to $87.6

million

in the first

quarter

of fiscal

2021.

Gross margin

as presented
may not

be comparable

to those

of other

entities.
Selling,

general

and administrative

expenses

(“SG&A”)

primarily

include

corporate

and store

payroll,

related
payroll taxes

and benefits,

insurance,

supplies,

advertising,

and bank and

credit card

processing

fees.

SG&A
expenses were 29.5% of retail

sales for the first quarter of fiscal 2022, compared

to 29.9% of retail sales in
the first quarter

of fiscal 2021.

SG&A as a percent

of retail sales

decreased

primarily

due to lower

incentive
compensation, partially

offset by increased payroll costs reflecting more normalized operations.
Depreciation

expense

was $2.7

million,

or 1.3%

of retail

sales for

the first

quarter

of fiscal

2022, compared

to
$3.0 million,

or 1.4% of retail sales

for the first quarter

of fiscal 2021. The decrease

in depreciation

expense
was attributable

to older

stores

being

fully depreciated.
Interest and

other

income

was

$0.4

million, or

0.2%

of

retail

sales

for

the

first

quarter of

fiscal

2022,
compared to

$0.7

million, or

0.3%

of

retail sales

for

the

first quarter

of

fiscal 2021.

The

decrease was
primarily

attributable

to a decrease

in short-term

investments.
Income tax expense

was $1.9 million or

1.0% of retail sales

for the first quarter

of fiscal 2022, compared
to

an

income

tax

expense

of

$3.1

million,

or

1.5%

of

retail

sales

for

the

first

quarter

of

fiscal

2021.
Income tax

expense

for

the

first

quarter

of

fiscal

2022

decreased

primarily

as

a

result

of

lower

pre-tax

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
24
earnings.

The effective income

tax rate for

the first quarter

of fiscal 2022

was 16.7%

compared to 12.9%
for

the

first

quarter of

2021. The

increase in

the

2022

first

quarter tax

rate was

primarily due

to

higher
Global Intangible Low-taxed Income (GILTI), partially offset by the ability to realize foreign tax credits.

LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company believes that its cash, cash equivalents and short-term investments,

together with cash flows
from operations

and borrowings

available under

its revolving credit

agreement,

will be adequate to fund the
Company’s regular

operating

requirements

and expected

capital expenditures

for fiscal 2022

and the next 12
months.
Cash used

by operating

activities

for the

first three

months

of fiscal

2022 was

primarily

generated

by earnings
adjusted

for depreciation

and changes

in working capital.

The decrease

in cash provided

of $45.3 million

for
the first

three months

of fiscal

2022 as compared

to the first

three months

of fiscal

2021 was primarily

due to
lower net income

and a decrease

in accounts

payable and

accrued liabilities

from fiscal

2021 year end

versus
an increase

from 2020

year end,

partially

offset by

a decrease

in prepaid

and other

assets.
At

April

30,

2022,

the

Company had

working capital

of

$107.8

million compared

to

$111.5

million at
January 29, 2022.

This decrease is primarily

attributable

to lower short-term

investments,

partially offset

by
lower accrued

incentive

compensation.
At

April

30,

2022,

the

Company

had

an

unsecured

revolving

credit

agreement,

which

provided

for
borrowings of up to $35.0 million less the balance of letters of credit discussed below and was committed
through

May

2022.

In

May

2022,

the

Company

signed

a

new

unsecured

revolving

credit

agreement,
which replaces

the prior

credit agreement,

provides up

to $35.0

million in

committed availability

and is
committed

through

May

2027.

The

prior

credit

agreement

contained

various

financial

covenants

and
limitations,

including

the

maintenance

of

specific

financial

ratios

with

which

the

Company

was

in
compliance as of April 30, 2022.

The new credit agreement also contains various financial covenants and limitations, including the maintenance of specific financial ratios.

There were no outstanding borrowings
under the prior credit facility as of April 30, 2022 or January 29, 2022.

At

April

30,

2022

and

January

29,

2022,

the

Company

had

no

outstanding letters

of

credit

relating to
purchase

commitments.
Expenditures for

property

and

equipment totaled

$4.4

million

in

the

first

three

months

of

fiscal

2022,
compared to $0.6

million in

last year’s

first three

months.

The increase in

expenditures for property and
equipment was primarily due

to

costs associated with

opening five

new stores

and capital

investments in
information technology

and the

distribution center.

For the

full fiscal 2022

year, the

Company expects to
invest

approximately

$22.6

million

in capital

expenditures,

including

distribution

center

automation

projects.
Net

cash

provided by

investing activities

totaled

$19.6

million in

the

first

three

months

of

fiscal

2022
compared

to $34.2 million

used in the comparable

period of fiscal

2021, primarily

due to lower purchases

of
short-term

investments,

partially

offset by

an increase

in capital

expenditures.
Net cash used by financing

activities

totaled $12.7 million

in the first three months

of fiscal 2022 compared
to $5.5

million

used in

the comparable

period

of fiscal

2021, primarily

due to

an increase

in share

repurchases
and dividends

paid.
On May

19, 2022,

the Board

of Directors

declared

the quarterly

dividend

at $0.17

per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
25
As

of

April 30,

2022, the

Company had

840,119 shares

remaining in

open authorizations under its

share
repurchase

program.
The Company

does not

use derivative

financial

instruments.
The Company’s investment

portfolio was primarily

invested in corporate

bonds and tax-exempt

and taxable
governmental debt securities

held in

managed accounts with underlying ratings of A or

better at April

30,
2022 and

January 29,

2022.

The state,

municipal and corporate bonds

have contractual maturities which
range from one day to 4.6 years. The U.S. Treasury Notes have contractual maturities which

range from 46
days

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

April

30,

2022,

the

Company

had

$0.8

million

of

corporate

equities

and

deferred
compensation

plan assets

of $11.0 million.

At January

29, 2022, the

Company

had $0.8 million

of corporate
equities

and deferred

compensation

plan assets

of $11.5 million.

All of these

assets

are recorded

within Other
assets

in the

Condensed

Consolidated

Balance

Sheets.

See Note

7, Fair

Value Measurements.
RECENT

ACCOUNTING

PRONOUNCEMENTS:

See Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION
QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
26
ITEM 3. QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK:
The

Company

is

subject

to

market

rate

risk

from

exposure

to

changes

in

interest

rates

based

on

its
financing, investing and

cash management activities,

but the Company

does not

believe such exposure

is
material.
ITEM 4. CONTROLS AND PROCEDURES:
We carried out

an evaluation,

with the

participation

of our

Principal

Executive

Officer

and Principal

Financial
Officer, of the

effectiveness

of our disclosure controls and procedures as of April 30, 2022.

Based on this
evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of

April 30,
2022,

our disclosure controls and procedures, as defined in Rule 13a-15(e), under the

Securities Exchange
Act of

1934 (the

“Exchange

Act”), were

effective

to ensure

that information

we are

required

to disclose

in the
reports that

we

file

or

submit under

the

Exchange Act

is

recorded, processed, summarized and

reported
within the time

periods specified

in the SEC’s rules and forms

and that such

information

is accumulated

and
communicated

to our management,

including

our Principal

Executive

Officer

and Principal

Financial

Officer,
as appropriate

to allow

timely

decisions

regarding

required

disclosure.
CHANGES

IN INTERNAL

CONTROL

OVER FINANCIAL

REPORTING:
No change in

the Company’s

internal

control over

financial

reporting

(as defined

in Exchange

Act Rule 13a-
15(f)) has

occurred

during the

Company’s fiscal

quarter

ended April

30,

2022 that has

materially

affected,

or
is

reasonably

likely

to

materially

affect,

the

Company’s

internal

control

over

financial

reporting.

THE CATO CORPORATION
PART

II OTHER

INFORMATION
27
ITEM 1.

LEGAL PROCEEDINGS:
Not Applicable
ITEM 1A.

RISK FACTORS:
In addition

to the

other

information

in this

report,

you should

carefully

consider

the factors

discussed

in Part

I,
“Item 1A. Risk

Factors” in our

Annual Report on Form

10-K for

our fiscal year

ended January 29, 2022.

These risks could materially

affect our business, financial

condition or future results;

however, they are not
the only

risks we

face.

Additional

risks and

uncertainties

not currently

known to

us or that

we currently

deem
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended April 30, 2022:
ISSUER

PURCHASES

OF EQUITY

SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
February 2022 70,967 $ 16.61 70,967
March 2022 327,897 15.01 327,897
April 2022 211,064 14.50 211,064
Total 609,928 $ 15.02 609,928 840,119
(1)
Prices include trading costs.
(2)
As of January

29, 2022, the

Company’s share

repurchase program had

450,047 shares remaining
in

open

authorizations.

The

Board

of

Directors

authorized

an

additional

1,000,000

shares

for
repurchase under

the

program at

its

February 24,

2022 meeting.

During the

first

quarter ended
April

30,

2022,

the

Company

repurchased

and

retired

609,928

shares

under

this

program

for
approximately $9,161,613 or an

average market price of

$15.02 per share.

As of April 30,

2022,
the

Company

had

840,119

shares

remaining

in

open

authorizations.

There

is

no

specified
expiration date for the Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable

THE CATO CORPORATION
PART

II OTHER

INFORMATION
28
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
10.1
Credit Agreement, dated as of May 19, 2022, among the Registrant, the guarantors party thereto, the banks party thereto and Wells Fargo Bank,
National Association, as Agent, incorporated by reference to Exhibit
10.1 to Form 8-K of the Registrant filed May 20, 2022.

31.1*
Rule 13a-14(a)/15d-14(a)

Certification

of Principal

Executive

Officer.

31.2*
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*
Section 1350 Certification of Principal Executive Officer.

32.2*
Section 1350 Certification of Principal Financial Officer.
101.1*
The following materials from Registrant’s Quarterly Report on

Form
10-Q for

the fiscal

quarter ended April

30, 2022,

formatted in Inline
XBRL:

(i)

Condensed

Consolidated

Statements

of

Income

and
Comprehensive Income for

the

Three Months

ended April

30,

2022
and May

1, 2021;

(ii) Condensed

Consolidated

Balance

Sheets

at April
30,

2022

and

January

29,

2022;

(iii)

Condensed

Consolidated
Statements

of Cash Flows for the Three

Months Ended

April 30, 2022
and

May

1,

2021;

(iv)

Condensed

Consolidated

Statements

of
Stockholders’

Equity for the Three Months Ended April 30, 2022 and
May

1,

2021;

and

(v)

Notes

to

Condensed

Consolidated Financial
Statements.
104.1
Cover

Page

Interactive

Data

File

(Formatted

in

Inline

XBRL

and
contained in the Interactive Data Files submitted as Exhibit 101.1*)

* Submitted electronically herewith.

THE CATO CORPORATION
PART

II OTHER

INFORMATION
29
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO

CORPORATION
May 26, 2022
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
May 26, 2022 /s/ Charles D. Knight
Date
Charles D. Knight

Executive Vice President
Chief Financial Officer