Form 10-Q
period 2022-07-30
CATO CORP
filed 2022-08-25
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022
OR
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

As of July 30, 2022, there were 19,416,912 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended July 30, 2022

Table of Contents

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		3
For the Three Months and Six Months Ended July 30, 2022 and July 31, 2021

Condensed Consolidated Balance Sheets		4
At July 30, 2022 and January 29, 2022

Condensed Consolidated Statements of Cash Flows		5
For the Six Months Ended July 30, 2022 and July 31, 2021

Condensed Consolidated Statements of Stockholders’ Equity		6 – 7
For the Six Months Ended July 30, 2022 and July 31, 2021

Notes to Condensed Consolidated Financial Statements		8 – 22
For the Three Months and Six Months Ended July 30, 2022 and July 31, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$195,006	$205,962	$399,939	$417,196
Other revenue (principally finance charges, late fees and
layaway charges)	1,858	1,784	3,646	3,635
Total revenues	196,864	207,746	403,585	420,831

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	131,749	115,587	263,992	239,262
Selling, general and administrative (exclusive of depreciation
shown below)	60,768	70,984	121,209	134,221
Depreciation	2,811	3,137	5,554	6,179
Interest and other income	(1,884)	(515)	(2,287)	(1,178)
Costs and expenses, net	193,444	189,193	388,468	378,484

Income before income taxes	3,420	18,553	15,117	42,347

Income tax expense	5,694	4,561	7,643	7,642

Net income (loss)	$(2,274)	$13,992	$7,474	$34,705

Basic earnings (loss) per share	$(0.11)	$0.62	$0.35	$1.54

Diluted earnings (loss) per share	$(0.11)	$0.62	$0.35	$1.54

Comprehensive income:
Net income (loss)	$(2,274)	$13,992	$7,474	$34,705
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($18) and ($343) for the three and
six months ended July 30, 2022 and ($44) and ($85) for
the three and six months ended July 31, 2021, respectively	61	(145)	(1,145)	(279)
Comprehensive income (loss)	$(2,213)	$13,847	$6,329	$34,426

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 30, 2022	January 29, 2022

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$30,153	$19,759
Short-term investments	123,439	145,998
Restricted cash	3,930	3,919
Accounts receivable, net of allowance for customer credit losses of
$817 and $803 at July 30, 2022 and January 29, 2022, respectively	24,830	55,812
Merchandise inventories	116,593	124,907
Prepaid expenses and other current assets	6,566	5,273
Total Current Assets	305,511	355,668
Property and equipment – net	67,915	63,083
Noncurrent deferred income taxes	9,656	9,313
Other assets	23,097	24,437
Right-of-Use assets – net	154,636	181,265
Total Assets	$560,815	$633,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$91,576	$109,546
Accrued expenses	40,211	40,373
Accrued employee benefits and bonus	1,929	26,488
Accrued income taxes	6,088	920
Current lease liability	59,494	66,808
Total Current Liabilities	199,298	244,135
Other noncurrent liabilities	18,685	17,914
Lease liability	96,999	117,521

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 19,416,912 shares and 19,824,093 shares
issued at July 30, 2022 and January 29, 2022, respectively	655	669
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 shares and 1,763,652 shares
issued at July 30, 2022 and January 29, 2022, respectively	59	59
Additional paid-in capital	121,696	119,540
Retained earnings	124,848	134,208
Accumulated other comprehensive income	(1,425)	(280)
Total Stockholders' Equity	245,833	254,196
Total Liabilities and Stockholders' Equity	$560,815	$633,766

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 30, 2022	July 31, 2021

	(Dollars in thousands)

Operating Activities:
Net income	$7,474	$34,705
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	5,554	6,179
Provision for customer credit losses	145	246
Purchase premium and premium amortization of investments	607	(1,410)
Share-based compensation	2,028	1,906
Loss on disposal of property and equipment	93	283
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	30,837	1,202
Merchandise inventories	8,314	12,081
Prepaid and other assets	(24)	(66)
Operating lease right-of-use assets and liabilities	(1,207)	(2,035)
Accrued income taxes	5,168	2,058
Accounts payable, accrued expenses and other liabilities	(42,013)	26,808
Net cash provided by operating activities	16,976	81,957

Investing Activities:
Expenditures for property and equipment	(10,384)	(1,125)
Purchase of short-term investments	(28,385)	(113,454)
Sales of short-term investments	48,917	49,696
Net cash provided by (used in) investing activities	10,148	(64,883)

Financing Activities:
Dividends paid	(7,270)	(2,488)
Repurchase of common stock	(9,596)	(6,483)
Proceeds from employee stock purchase plan	147	147
Net cash used in financing activities	(16,719)	(8,824)

Net increase in cash, cash equivalents, and restricted cash	10,405	8,250

Cash, cash equivalents, and restricted cash at beginning of period	23,678	21,022
Cash, cash equivalents, and restricted cash at end of period	$34,083	$29,272

Non-cash activity:
Accrued other assets and property and equipment	$751	$410
Accrued treasury stock	-	194

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 29, 2022	$728	$119,540	$134,208	$(280)	$254,196
Comprehensive income:
Net income	-	-	9,748	-	9,748
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($362)	-	-	-	(1,206)	(1,206)
Dividends paid ($0.17 per share)	-	-	(3,638)	-	(3,638)
Class A common stock sold through employee stock purchase plan	-	111	-	-	111
Share-based compensation issuances and exercises	-	-	5	-	5
Share-based compensation expense	-	598	-	-	598
Repurchase and retirement of treasury shares	(20)	-	(9,142)	-	(9,162)

Balance — April 30, 2022	$708	$120,249	$131,181	$(1,486)	$250,652
Comprehensive income:
Net income (loss)	-	-	(2,274)	-	(2,274)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($18)	-	-	-	61	61
Dividends paid ($0.17 per share)	-	-	(3,632)	-	(3,632)
Class A common stock sold through employee stock purchase plan	-	62	-	-	62
Share-based compensation issuances and exercises	7	308	6	-	321
Share-based compensation expense	-	1,077	-	-	1,077
Repurchase and retirement of treasury shares	(1)	-	(433)	-	(434)

Balance — July 30, 2022	$714	$121,696	$124,848	$(1,425)	$245,833

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 30, 2021	$762	$115,278	$129,303	$1,155	$246,498
Comprehensive income:
Net income	-	-	20,713	-	20,713
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($40)	-	-	-	(134)	(134)
Dividends paid ($- per share)	-	-	-	-	-
Class A common stock sold through employee stock purchase plan	1	150	-	-	151
Share-based compensation issuances and exercises	13	(12)	-	-	1
Share-based compensation expense	-	283	-	-	283
Repurchase and retirement of treasury shares	(14)	-	(5,615)	-	(5,629)

Balance — May 1, 2021	$762	$115,699	$144,401	$1,021	$261,883
Comprehensive income:
Net income	-	-	13,992	-	13,992
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($44)	-	-	-	(145)	(145)
Dividends paid ($0.11 per share)	-	-	(2,488)	-	(2,488)
Class A common stock sold through employee stock purchase plan	-	23	-	-	23
Share-based compensation issuances and exercises	-	509	5	-	514
Share-based compensation expense	-	1,081	-	-	1,081
Repurchase and retirement of treasury shares	(2)	-	(1,046)	-	(1,048)

Balance — July 31, 2021	$760	$117,312	$154,864	$876	$273,812

See notes to condensed consolidated financial statements (unaudited).

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended July 30, 2022 and July 31, 2021 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

The Company received $33 million of its income tax receivable by the end of the second quarter of the current fiscal year. The Company anticipates that the remaining balance, which is included in Accounts receivable on the accompanying Condensed Consolidated Balance Sheets, will be received by the end of the fourth quarter of fiscal 2022.

On August 25, 2022, the Board of Directors declared the quarterly dividend at $0.17 per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

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

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(Dollars in thousands)
Numerator
Net earnings (loss)	$(2,274)	$13,992	$7,474	$34,705
(Earnings) loss allocated to non-vested equity awards	132	(756)	(405)	(1,739)
Net earnings (loss) available to common stockholders	$(2,142)	$13,236	$7,069	$32,966

Denominator
Basic weighted average common shares outstanding	20,005,315	21,367,819	20,077,258	21,428,491
Diluted weighted average common shares outstanding	20,005,315	21,367,819	20,077,258	21,428,491

Net income (loss) per common share
Basic earnings (loss) per share	$(0.11)	$0.62	$0.35	$1.54
Diluted earnings (loss) per share	$(0.11)	$0.62	$0.35	$1.54

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended July 30, 2022:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at April 30, 2022	$(1,486)
Other comprehensive income before
reclassification	64

Amounts reclassified from accumulated
other comprehensive income (b)	(3)

Net current-period other comprehensive income	61

Ending Balance at July 30, 2022	$(1,425)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes a $4 loss impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was a benefit of $1.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended July 30, 2022:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 29, 2022	$(280)
Other comprehensive income before
reclassification	(1,139)

Amounts reclassified from accumulated
other comprehensive income (b)	(6)

Net current-period other comprehensive income	(1,145)

Ending Balance at July 30, 2022	$(1,425)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $7 loss impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was a benefit of $1.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended July 31, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 1, 2021	$1,021
Other comprehensive income before
reclassifications	(171)

Amounts reclassified from accumulated
other comprehensive income (b)	26

Net current-period other comprehensive income	(145)

Ending Balance at July 31, 2021	$876

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $34 gain impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was expense of $8.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the six months ended July 31, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2021	$1,155
Other comprehensive income before
reclassifications	(344)

Amounts reclassified from accumulated
other comprehensive income (b)	65

Net current-period other comprehensive income	(279)

Ending Balance at July 31, 2021	$876

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes $85 gain impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was expense of $20.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 4 – FINANCING ARRANGEMENTS:

As of July 30, 2022, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million, less the balance of any revocable letters of credit related to purchase commitments, and was committed through May 2027. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2022. There were no borrowings outstanding, nor any outstanding letters of credit that reduced borrowing availability, as of July 30, 2022 or January 29, 2022. The weighted average interest rate under the credit facility was zero at July 30, 2022 due to no borrowings outstanding.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of July 30, 2022, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a wholly-owned subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Six Months Ended
July 30, 2022	Retail	Credit	Total	July 30, 2022	Retail	Credit	Total

Revenues	$196,314	$550	$196,864	Revenues	$402,523	$1,062	$403,585
Depreciation	2,810	1	2,811	Depreciation	5,553	1	5,554
Interest and other income	(1,884)	-	(1,884)	Interest and other income	(2,287)	-	(2,287)
Income/(Loss) before income taxes	3,289	131	3,420	Income/(Loss) before income taxes	14,903	214	15,117
Capital expenditures	5,944	-	5,944	Capital expenditures	10,384	-	10,384

Three Months Ended				Six Months Ended
July 31, 2021	Retail	Credit	Total	July 31, 2021	Retail	Credit	Total

Revenues	$207,242	$504	$207,746	Revenues	$419,789	$1,042	$420,831
Depreciation	3,137	-	3,137	Depreciation	6,179	-	6,179
Interest and other income	(515)	-	(515)	Interest and other income	(1,178)	-	(1,178)
Income/(Loss) before income taxes	18,366	187	18,553	Income/(Loss) before income taxes	41,906	441	42,347
Capital expenditures	570	-	570	Capital expenditures	1,125	-	1,125

	Retail	Credit	Total

Total assets as of July 30, 2022	$523,535	$37,280	$560,815
Total assets as of January 29, 2022	595,487	38,279	633,766

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Payroll	$132	$79	$269	$231
Postage	99	51	192	162
Other expenses	187	187	386	208
Total expenses	$418	$317	$847	$601

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 6 – STOCK-BASED COMPENSATION:

As of July 30, 2022, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of July 30, 2022:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
July 30, 2022	-	3,358,234	3,358,234

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 30, 2022 and January 29, 2022, there was $13,016,000 and $11,096,000, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, which had a remaining weighted-average vesting period of 2.6 years and 2.3 years, respectively. The total compensation expense during the three and six months ended July 30, 2022 was $1,403,000 and $2,006,000, respectively, compared to $1,597,000 and $1,880,000, respectively, for the three and six months ended July 31, 2021. These expenses are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The following summary shows the changes in the shares of unvested restricted stock outstanding during the six months ended July 30, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 29, 2022	1,196,288	$13.76
Granted	319,441	13.70
Vested	(231,638)	16.99
Forfeited or expired	(121,831)	13.41
Restricted stock awards at July 30, 2022	1,162,260	$13.13

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the six months ended July 30, 2022 and July 31, 2021, the Company sold 12,196 and 20,584 shares to employees at an average discount of $2.12 and $1.26 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $26,000 and $26,000 for the six months ended July 30, 2022 and July 31, 2021, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of July 30, 2022 and January 29, 2022:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 30, 2022	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$26,876	$-	$26,876	$-
Corporate Bonds	50,413	-	50,413	-
U.S. Treasury/Agencies Notes and Bonds	34,624	-	34,624	-
Cash Surrender Value of Life Insurance	10,989	-	-	10,989
Asset-backed Securities (ABS)	11,527	-	11,527	-
Corporate Equities	747	747	-	-
Commercial Paper	-	-	-	-
Total Assets	$135,176	$747	$123,440	$10,989

Liabilities:
Deferred Compensation	(9,290)	-	-	(9,290)
Total Liabilities	$(9,290)	$-	$-	$(9,290)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 29, 2022	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$30,451	$-	$30,451	$-
Corporate Bonds	76,909	-	76,909	-
U.S. Treasury/Agencies Notes and Bonds	19,715	-	19,715	-
Cash Surrender Value of Life Insurance	11,472	-	-	11,472
Asset-backed Securities (ABS)	18,556	-	18,556	-
Corporate Equities	818	818	-	-
Commercial Paper	367	-	367	-
Total Assets	$158,288	$818	$145,998	$11,472

Liabilities:
Deferred Compensation	(10,020)	-	-	(10,020)
Total Liabilities	$(10,020)	$-	$-	$(10,020)

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 30, 2022 and January 29, 2022. The state, municipal and corporate bonds have contractual maturities which range from one day to 4.5 years. The U.S. Treasury Notes have contractual maturities which range from one day to 2.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at July 30, 2022, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $11.0 million. At January 29, 2022, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

compensation obligation, the value of which is tracked via underlying insurance funds’ net asset values, as recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. These funds are designed to mirror mutual funds and money market funds that are observable and actively traded.

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of July 30, 2022 and January 29, 2022 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 29, 2022	$11,472
Additions	-
Total gains or (losses):
Included in interest and other income (or changes in net assets)	(483)
Included in other comprehensive income	-
Ending Balance at July 30, 2022	$10,989

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 29, 2022	$(10,020)
Redemptions	535
Additions	(224)
Total (gains) or losses:
Included in interest and other income (or changes in net assets)	419
Included in other comprehensive income	-
Ending Balance at July 30, 2022	$(9,290)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 30, 2021	$11,263
Additions	-
Total gains or (losses):
Included in interest and other income (or changes in net assets)	209
Included in other comprehensive income	-
Ending Balance at January 29, 2022	$11,472

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 30, 2021	$(10,316)
Redemptions	1,010
Additions	(304)
Total (gains) or losses:
Included in interest and other income (or changes in net assets)	(410)
Included in other comprehensive income	-
Ending Balance at January 29, 2022	$(10,020)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

None.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first six months of 2022 of 50.6% compared to an effective tax rate of 18.0% for the first six months of 2021. The change in the effective tax rate for the first six months was primarily due to an increase in Global Intangible Low-taxed Income (GILTI), state income taxes and non-deductible officer’s compensation, offset by the foreign rate differential and foreign tax credits, as a percentage on lower pre-tax earnings.

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. During the three and six months ended July 30, 2022, the Company estimated customer credit losses of $87,000 and

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

$173,000 respectively, compared to $144,000 and $275,000 for the three and six months ended July 31, 2021, respectively. Sales purchased on the Company’s proprietary credit card for the three and six months ended July 30, 2022 were $5.8 million and $11.5 million, respectively, compared to $4.8 million and $9.2 million for the three and six months ended July 31, 2021, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	July 30, 2022	January 29, 2022

Proprietary Credit Card Receivables, net	$9,745	$8,998
Gift Card Liability	$5,973	$8,308

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

The components of lease cost are shown below (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

	Three Months Ended
	July 30, 2022	July 31, 2021

Operating lease cost (a)	$17,847	$17,334
Variable lease cost (b)	$578	$700

(a) Includes right-of-use asset amortization of ($0.5) million and ($0.5) million for the three months ended July 30, 2022 and July 31, 2021, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

	Six Months Ended
	July 30, 2022	July 31, 2021

Operating lease cost (a)	$35,602	$34,060
Variable lease cost (b)	$1,346	$1,493

(a) Includes right-of-use asset amortization of ($0.9) million and ($1.6) million for the six months ended July 30, 2022 and July 31, 2021, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 30, 2022 AND JULY 31, 2021

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	July 30, 2022	July 31, 2021

Cash paid for amounts included in the measurement of lease liabilities	$17,038	$15,726
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,534	$26,157

	Six Months Ended
	July 30, 2022	July 31, 2021

Cash paid for amounts included in the measurement of lease liabilities	$33,874	$31,673
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$6,049	$25,423

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	July 30, 2022	July 31, 2021

Weighted-average remaining lease term	2.2 years	2.4 years
Weighted-average discount rate	2.89%	3.47%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2022 (a)	$30,661
2023	55,462
2024	38,913
2025	23,402
2026	12,006
Thereafter	3,395
Total lease payments	163,839
Less: Imputed interest	7,346
Present value of lease liabilities	$156,493

(a) Excluding the six months ended July 30, 2022.

THE CATO CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION:

The following information should be read along with the unaudited Condensed Consolidated Financial Statements, including the accompanying Notes appearing in this report. Any of the following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Form 10-Q that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for our fiscal year ending January 28, 2023 (“fiscal 2022”) and beyond, including, but not limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels and closures and statements regarding the potential impact of the COVID-19 pandemic and related responses and mitigation efforts on our business, results of operations and financial condition; and (5) statements relating to our future contingencies. When possible, we have attempted to identify forward-looking statements by using words such as “will,” “expects,” “anticipates,” “approximates,” “believes,” “estimates,” “hopes,” “intends,” “may,” “plans,” “could,” “would,” “should” and any variations or negative formations of such words and similar expressions. We can give no assurance that actual results or events will not differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, but subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following: any actual or perceived deterioration in the conditions that drive consumer confidence and spending, including, but not limited to, prevailing social, economic, political and public health conditions and uncertainties, levels of unemployment, fuel, energy and food costs, wage rates, tax rates, interest rates, home values, consumer net worth, the availability of credit and inflation; changes in laws, regulations and government policies affecting our business, including, but not limited to, tariffs; uncertainties regarding the impact of any governmental actions regarding, or responses to, the foregoing conditions; competitive factors and pricing pressures; our ability to predict and respond to rapidly changing fashion trends and consumer demands; our ability to successfully implement our new store development strategy to increase new store openings and our ability of any such new stores to grow and perform as expected; adverse weather, public health threats (including the COVID-19 pandemic) or similar conditions that may affect our sales or operations; inventory risks due to shifts in market demand, including the ability to liquidate excess inventory at anticipated margins; and other factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended January 29, 2022 (“fiscal 2021”), as amended or supplemented, and in other reports we file with or furnish to the Securities and Exchange Commission (“SEC”) from time to time. We do not undertake, and expressly decline, any obligation to update any such forward-looking information contained in this report, whether as a result of new information, future events, or otherwise.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	0.9	0.9	0.9
Total revenues	101.0	100.9	100.9	100.9
Cost of goods sold (exclusive of depreciation)	67.6	56.1	66.0	57.4
Selling, general and administrative (exclusive of depreciation)	31.2	34.5	30.3	32.2
Depreciation	1.4	1.5	1.4	1.5
Interest and other income	(1.0)	(0.3)	(0.6)	(0.3)
Income before income taxes	1.8	9.0	3.8	10.2
Net income (loss)	(1.2)	6.8	1.9	8.3

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

Recent Developments

COVID-19 Update

There is still significant uncertainty regarding the lingering effects of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, and liquidity. In particular, the Company is subject to the continued effects of disruption in the global supply chain, including as a result of government responses to COVID-19 surges in the foreign countries where our merchandise is produced, inflation and its impact on our cost of products, transportation, wage rates and other operating costs, as well as, the impact on our customers’ disposable incomes, and the availability of workers at our stores, distribution center and corporate office. The Company expects that these uncertainties and perhaps others related to the pandemic will continue to impact the Company in fiscal 2022.

Inflationary Cost Pressure

The COVID-19 pandemic and resulting supply chain disruptions, as well as certain geo-political matters, have resulted in significant price increases associated with the acquisition, shipping, transportation and distribution costs for the merchandise we purchase for sale to our customers. In addition to the price increases relating to our merchandise, costs for fuel, food, and housing, including rent, as well as other consumables across the economy, are increasingly impacting our customers’ disposable income. We believe that these price increases have had, and will likely continue to have, a negative impact on consumer behavior and, by extension, our results of operations and financial condition during fiscal 2022.

Supply Chain Disruptions

We source a significant portion of our merchandise assortment from third parties who manufacture their products in countries that have experienced widespread issues with the pandemic, thereby significantly impacting the global supply chain for merchandise inventories. Disruptions in the global transportation network remain prevalent, particularly in key ports or shipping lanes that are used for the transportation of our merchandise. These issues are resulting in shipping delays and increased shipping costs throughout the retail industry, including us. Any untimely delivery of merchandise could have a negative impact on our ability to serve our customers with the specific merchandise they want in the quantities they wish to purchase in a timely manner, thereby potentially resulting in lost sales or increased markdowns to move through excess fashion and seasonal inventories that were delivered late. We continue to monitor the situation closely and are in contact with our supply chain partners and key suppliers to constantly assess delivery delays. However, we are unable to predict the specific effects these factors will have on our fiscal 2022 results of operations.

Labor Challenges and Wage Inflation

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The COVID-19 pandemic and the resulting factors above have also created challenges related to the availability of sufficient labor from time to time, and have caused a significant increase in the competition for labor among consumer facing companies. This competition for labor has driven significant increases in wages in order to compete for sufficient labor availability and/or to prevent the loss of existing workforce in our stores, distribution center and corporate office. We expect these pressures to continue throughout fiscal 2022.

Comparison of the Three and Six Months ended July 30, 2022 with July 31, 2021

Total retail sales for the second quarter were $195.0 million compared to last year’s second quarter sales of $206.0 million, a 5% decrease. The Company’s sales decrease in the second quarter of fiscal 2022 is primarily due to a 5% decrease in same-store sales. The decrease in same-store sales is primarily attributable to fewer sales transactions. For the six months ended July 30, 2022, total retail sales were $399.9 million compared to last year’s comparable six month sales of $417.2 million, a 4% decrease. Sales in the first six months of fiscal 2022 decreased primarily due to a 4% decrease in same-store sales. Same-store sales for the six months ended July 30, 2022 decreased primarily due to fewer sales transactions, coupled with a lower average retail sales per transaction. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 5% of total sales for the six months ended July 30, 2022 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $196.9 million and $403.6 million for the three and six months ended July 30, 2022, respectively, compared to $207.7 million and $420.8 million for the three and six months ended July 31, 2021, respectively. The Company operated 1,312 stores at July 30, 2022 compared to 1,325 stores at the end of last year’s second quarter. During the first six months of fiscal 2022, the Company opened eight stores and closed seven stores. The Company currently expects to open approximately 25 stores and to close approximately 40 stores in fiscal 2022.

Credit revenue of $0.6 million represented 0.3% of total revenues in the second quarter of fiscal 2022, compared to 2021 credit revenue of $0.5 million or 0.2% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.4 million in the second quarter of fiscal 2022, compared to last year’s second quarter expense of $0.3 million.

Other revenue, a component of total revenues, was $1.9 million and $3.6 million for the three and six months ended July 30, 2022, respectively, compared to $1.8 million and $3.6 million for the prior year’s comparable three and six month periods. The overall increase in the three and six months ended July 30, 2022 is primarily due to increases in layaway charges partially offset by decreases in gift card breakage income.

Cost of goods sold was $131.7 million, or 67.6% of retail sales and $264.0 million, or 66.0% of retail sales for the three and six months ended July 30, 2022, respectively, compared to $115.6 million, or 56.1% of retail sales and $239.3 million, or 57.4% of retail sales for the comparable three and six month periods of fiscal 2021. The overall increase in cost of goods sold as a percent of retail sales for the second quarter of fiscal 2022 resulted primarily from higher sales of marked down goods and increases in freight, distribution and occupancy costs. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 30.0% to $63.3 million for the second quarter of fiscal 2022 and decreased by 23.6% to $135.9 million for the first six months of fiscal 2022, compared to $90.4 million and $177.9 million for the prior year’s comparable three and six months of fiscal 2021. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $60.8 million, or 31.2% of retail sales and $121.2 million, or 30.3% of retail sales for the second quarter and first six months of fiscal 2022, respectively, compared to $71.0 million, or 34.5% of retail sales and $134.2 million, or 32.2% of retail sales for the prior year’s comparable three and six month periods. The overall decrease in SG&A expense for the second quarter and first six months of fiscal 2022 is primarily due to lower incentive compensation expense, partially offset by increased payroll expense, which is a reflection of normalized store operations and higher wages.

Depreciation expense was $2.8 million, or 1.4% of retail sales and $5.6 million, or 1.4% of retail sales for the second quarter and first six months of fiscal 2022, respectively, compared to $3.1 million, or 1.5% of retail sales and $6.2 million or 1.5% of retail sales for the comparable three and six month periods of fiscal 2021, respectively.

Interest and other income was $1.9 million, or 1.0% of retail sales and $2.3 million, or 0.6% of retail sales for the three and six months ended July 30, 2022, respectively, compared to $0.5 million, or 0.3% of retail sales and $1.2 million, or 0.3% of retail sales for the comparable three and six month periods of fiscal 2021, respectively. The increase for the second quarter and first six months of fiscal 2022 compared to fiscal 2021 is primarily attributable to insurance proceeds related to hurricanes in 2021.

Income tax expense was $5.7 million and $7.6 million for the second quarter and first six months of fiscal 2022, respectively, compared to an income tax expense of $4.6 million and $7.6 million for the comparable three and six month periods of fiscal 2021, respectively. For the first six months of fiscal 2022, the Company’s effective tax rate was 50.6% compared to 18.0% for the first six months of 2021. The change in the 2022 year-to-date effective tax rate was primarily due to an increase in Global Intangible Low-taxed Income (GILTI), state income taxes and non-deductible officer’s compensation, offset by the foreign rate differential and foreign tax credits, as a percentage on lower pre-tax earnings.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2022 and the next 12 months.

Cash provided by operating activities during the first six months of fiscal 2022 was $17.0 million as compared to $82.0 million in the first six months of fiscal 2021. Cash provided by operating activities for the first six months of fiscal 2022 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease in cash provided of $65.0 million for the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 was primarily due to lower net income and decreases in

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

accounts payable and accrued liabilities primarily related to incentive compensation, partially offset by a decrease in accounts receivable.

At July 30, 2022, the Company had working capital of $106.2 million compared to $111.5 million at January 29, 2022. The decrease in working capital is primarily attributable to a decrease in short-term investments and accounts receivable, partially offset by a decrease in accrued bonus and benefits.

As of July 30, 2022, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million, less the balance of any revocable letters of credit related to purchase commitments, and was committed through May 2027. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of July 30, 2022. There were no borrowings outstanding, nor any outstanding letters of credit that reduced borrowing availability, as of July 30, 2022 or January 29, 2022. The weighted average interest rate under the credit facility was zero at July 30, 2022 due to no borrowings outstanding.

Expenditures for property and equipment totaled $10.4 million in the first six months of fiscal 2022, compared to $1.1 million in last fiscal year’s first six months. The increase in expenditures for property and equipment was primarily due to costs associated with opening eight new stores and capital investments in information technology and the distribution center. For the full fiscal 2022 year, the Company expects to invest approximately $20.5 million for capital expenditures.

Net cash provided by investing activities totaled $10.1 million in the first six months of fiscal 2022 compared to $64.9 million used in investing activities in the comparable period of 2021. The increase in net cash provided in 2022 is primarily due to a net decrease in the purchase of short-term investments, partially offset by an increase in capital expenditures.

Net cash used in financing activities totaled $16.7 million in the first six months of fiscal 2022 compared to $8.8 million used in the comparable period of fiscal 2021. The increase in net cash used in fiscal 2022 is primarily due to higher dividends paid and stock repurchases.

On August 25, 2022, the Board of Directors declared the quarterly dividend at $0.17 per share.

As of July 30, 2022, the Company had 808,427 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at July 30, 2022 and January 29, 2022. The state, municipal and corporate bonds have contractual maturities which range from one day to 4.5 years. The U.S. Treasury Notes have contractual maturities which range from one day to 2.1 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Other assets on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at July 30, 2022, the Company had $0.7 million of corporate equities and deferred compensation plan assets of $11.0 million. At January 29, 2022, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets. See Note 7, Fair Value Measurements.

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

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 30, 2022. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 30, 2022, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended July 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

Not Applicable

ITEM 1A. RISK FACTORS:

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended January 29, 2022. These risks could materially affect our business, financial condition or future results; however, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended January 29, 2022.

We qualify for exemption as “controlled company” from compliance with certain corporate governance rules of the New York Stock Exchange (“NYSE”) relating to independent directors and independent board committees. While we do not currently rely on any of these exemptions, if we elect to do so in the future, you will not have the same protections afforded to shareholders of companies that are subject to these requirements, and the market price of our common stock could be adversely affected.

As previously disclosed, as a result of repurchases of our Class A Common Stock occurring between March 22, 2022 and March 29, 2022 pursuant to the Company’s stock repurchase program that have reduced the total outstanding shares of our Class A Common Stock, Mr. John P. D. Cato, Chairman, President and Chief Executive Officer of the Company and the largest shareholder of the Company, currently beneficially owns a majority of the outstanding voting power of our common stock, which includes both our Class A Common Stock and Class B Common Stock. Consequently, we qualify for exemption as a “controlled company” from compliance with certain corporate governance standards of the NYSE, including the requirements that we have a majority of independent directors on our board, as well as fully independent compensation and nominating and corporate governance committees that are governed by written charters and subject to annual performance evaluations.

Though we currently are not relying on any these exemptions, if in the future we continue to be eligible to do so and elect to take advantage of any of these exemptions, our board of directors may not have a majority of independent directors, our compensation committee may not consist entirely of independent directors, and our directors may not be nominated or selected by independent directors. Accordingly, you would not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements of the NYSE, and the market price of our common stock could be adversely affected.

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended July 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
May 2022	31,426	$13.72	31,426
June 2022	266	11.48	266
July 2022	-	-	-
Total	31,692	$13.70	31,692	808,427

(1) Prices include trading costs.

(2) As of April 30, 2022, the Company’s share repurchase program had 840,119 shares remaining in open authorizations. During the second quarter ended July 30, 2022, the Company repurchased and retired 31,692 shares under this program for approximately $434,219 or an average market price of $13.70 per share. As of July 30, 2022, the Company had 808,427 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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
10.1

First Amendment, dated as of June 6, 2022, to Credit Agreement, dated as of May 19, 2022, among the Registrant, the guarantors party hereto, the banks party thereto and Wells Fargo Bank, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Six Months Ended July 30, 2022 and July 31, 2021; (ii) Condensed Consolidated Balance Sheets at July 30, 2022 and January 29, 2022; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 30, 2022 and July 31, 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended July 30, 2022 and July 31, 2021; and (v) Notes to Condensed Consolidated Financial Statements.

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

THE CATO CORPORATION

August 25, 2022	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

August 25, 2022	/s/ Charles D. Knight
Date	Charles D. Knight Executive Vice President Chief Financial Officer