Form 10-Q
period 2022-10-29
CATO CORP
filed 2022-11-22
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022
OR
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

As of October 29, 2022, there were 19,128,675 shares of Class A common stock and 1,763,652 shares of Class B common stock outstanding.

THE CATO CORPORATION

FORM 10-Q

Quarter Ended October 29, 2022

Table of Contents

		Page No.

PART I – FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)		3
For the Three Months and Nine Months Ended October 29, 2022 and October 30, 2021

Condensed Consolidated Balance Sheets		4
At October 29, 2022 and January 29, 2022

Condensed Consolidated Statements of Cash Flows		5
For the Nine Months Ended October 29, 2022 and October 30, 2021

Condensed Consolidated Statements of Stockholders’ Equity		6 – 7
For the Nine Months Ended October 29, 2022 and October 30, 2021

Notes to Condensed Consolidated Financial Statements		8 – 22
For the Three Months and Nine Months Ended October 29, 2022 and October 30, 2021

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021

	(Dollars in thousands, except per share data)
REVENUES
Retail sales	$174,921	$170,513	$574,860	$587,709
Other revenue (principally finance charges, late fees and
layaway charges)	1,705	1,700	5,351	5,335
Total revenues	176,626	172,213	580,211	593,044

COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)	123,752	104,225	387,744	343,487
Selling, general and administrative (exclusive of depreciation
shown below)	61,397	62,466	182,606	196,687
Depreciation	2,864	3,173	8,418	9,352
Interest and other income	(2,278)	(541)	(4,565)	(1,719)
Costs and expenses, net	185,735	169,323	574,203	547,807

Income (loss) before income taxes	(9,109)	2,890	6,008	45,237

Income tax (benefit) expense	(4,656)	(5,713)	2,988	1,929

Net income (loss)	$(4,453)	$8,603	$3,020	$43,308

Basic earnings (loss) per share	$(0.21)	$0.39	$0.14	$1.93

Diluted earnings (loss) per share	$(0.21)	$0.39	$0.14	$1.93

Comprehensive income:
Net income (loss)	$(4,453)	$8,603	$3,020	$43,308
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of ($189) and ($532) for the three and nine months ended October 29, 2022 and ($150) and ($235) for
the three and nine months ended October 30, 2021, respectively	(629)	(496)	(1,774)	(775)
Comprehensive income (loss)	$(5,082)	$8,107	$1,246	$42,533

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 29, 2022	January 29, 2022

ASSETS	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$17,282	$19,759
Short-term investments	128,458	145,998
Restricted cash	3,743	3,919
Accounts receivable, net of allowance for customer credit losses of
$827 and $803 at October 29, 2022 and January 29, 2022, respectively	25,679	55,812
Merchandise inventories	116,718	124,907
Prepaid expenses and other current assets	6,947	5,273
Total Current Assets	298,827	355,668
Property and equipment – net	70,595	63,083
Noncurrent deferred income taxes	9,844	9,313
Other assets	21,103	24,437
Right-of-Use assets – net	140,176	181,265
Total Assets	$540,545	$633,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$95,155	$109,546
Accrued expenses	47,003	40,373
Accrued employee benefits and bonus	2,709	26,488
Accrued income taxes	2,838	920
Current lease liability	55,723	66,808
Total Current Liabilities	203,428	244,135
Other noncurrent liabilities	16,688	17,914
Lease liability	85,622	117,521

Stockholders' Equity:
Preferred stock, $100 par value per share, 100,000 shares
authorized, none issued	-	-
Class A common stock, $0.033 par value per share, 50,000,000 shares authorized; 19,128,675 shares and 19,824,093 shares
issued at October 29, 2022 and January 29, 2022, respectively	646	669
Convertible Class B common stock, $0.033 par value per share,
15,000,000 shares authorized; 1,763,652 shares and 1,763,652 shares
issued at October 29, 2022 and January 29, 2022, respectively	59	59
Additional paid-in capital	121,314	119,540
Retained earnings	114,842	134,208
Accumulated other comprehensive income	(2,054)	(280)
Total Stockholders' Equity	234,807	254,196
Total Liabilities and Stockholders' Equity	$540,545	$633,766

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 29, 2022	October 30, 2021

	(Dollars in thousands)

Operating Activities:
Net income	$3,020	$43,308
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	8,418	9,352
Provision for customer credit losses	217	368
Purchase premium and premium amortization of investments	606	(952)
Share-based compensation	1,517	2,999
Loss on disposal of property and equipment	106	392
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	29,916	(3,641)
Merchandise inventories	8,189	(6,106)
Prepaid and other assets	1,704	(6,190)
Operating lease right-of-use assets and liabilities	(1,895)	(2,892)
Accrued income taxes	1,918	3,891
Accounts payable, accrued expenses and other liabilities	(34,418)	38,881
Net cash provided by operating activities	19,298	79,410

Investing Activities:
Expenditures for property and equipment	(14,382)	(1,790)
Purchase of short-term investments	(53,765)	(131,837)
Sales of short-term investments	68,348	82,355
Net cash provided by (used in) investing activities	201	(51,272)

Financing Activities:
Dividends paid	(10,870)	(6,276)
Repurchase of common stock	(11,561)	(15,152)
Proceeds from employee stock purchase plan	279	176
Net cash used in financing activities	(22,152)	(21,252)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,653)	6,886

Cash, cash equivalents, and restricted cash at beginning of period	23,678	21,022
Cash, cash equivalents, and restricted cash at end of period	$21,025	$27,908

Non-cash activity:
Accrued other assets and property and equipment	$2,311	$862

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 29, 2022	$728	$119,540	$134,208	$(280)	$254,196
Comprehensive income:
Net income (loss)	-	-	9,748	-	9,748
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($362)	-	-	-	(1,206)	(1,206)
Dividends paid ($0.17 per share)	-	-	(3,638)	-	(3,638)
Class A common stock sold through employee stock purchase plan	-	111	-	-	111
Share-based compensation issuances and exercises	-	-	5	-	5
Share-based compensation expense	-	598	-	-	598
Repurchase and retirement of treasury shares	(20)	-	(9,142)	-	(9,162)

Balance — April 30, 2022	$708	$120,249	$131,181	$(1,486)	$250,652
Comprehensive income:
Net income (loss)	-	-	(2,274)	-	(2,274)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax expense of $18	-	-	-	61	61
Dividends paid ($0.17 per share)	-	-	(3,632)	-	(3,632)
Class A common stock sold through employee stock purchase plan	-	62	-	-	62
Share-based compensation issuances and exercises	7	308	6	-	321
Share-based compensation expense	-	1,077	-	-	1,077
Repurchase and retirement of treasury shares	(1)	-	(433)	-	(434)

Balance — July 30, 2022	$714	$121,696	$124,848	$(1,425)	$245,833
Comprehensive income:
Net income (loss)	-	-	(4,453)	-	(4,453)
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($189)	-	-	-	(629)	(629)
Dividends paid ($0.17 per share)	-	-	(3,600)	-	(3,600)
Class A common stock sold through employee stock purchase plan	1	154	-	-	155
Share-based compensation issuances and exercises	-	(308)	-	-	(308)
Share-based compensation expense	(3)	(228)	5	-	(226)
Repurchase and retirement of treasury shares	(7)	-	(1,958)	-	(1,965)

Balance — October 29, 2022	$705	$121,314	$114,842	$(2,054)	$234,807

See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income	Equity

	(Dollars in thousands)

Balance — January 30, 2021	$762	$115,278	$129,303	$1,155	$246,498
Comprehensive income:
Net income (loss)	-	-	20,713	-	20,713
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($40)	-	-	-	(134)	(134)
Dividends paid ($ - per share)	-	-	-	-	-
Class A common stock sold through employee stock purchase plan	1	150	-	-	151
Share-based compensation issuances and exercises	13	(12)	-	-	1
Share-based compensation expense	-	283	-	-	283
Repurchase and retirement of treasury shares	(14)	-	(5,615)	-	(5,629)

Balance — May 1, 2021	$762	$115,699	$144,401	$1,021	$261,883
Comprehensive income:
Net income (loss)	-	-	13,992	-	13,992
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($44)	-	-	-	(145)	(145)
Dividends paid ($0.11 per share)	-	-	(2,488)	-	(2,488)
Class A common stock sold through employee stock purchase plan	-	23	-	-	23
Share-based compensation issuances and exercises	-	509	5	-	514
Share-based compensation expense	-	1,081	-	-	1,081
Repurchase and retirement of treasury shares	(2)	-	(1,046)	-	(1,048)

Balance — July 31, 2021	$760	$117,312	$154,864	$876	$273,812
Comprehensive income:
Net income (loss)	-	-	8,603	-	8,603
Unrealized gain (loss) on available-for-sale securities, net of
deferred income tax benefit of ($150)	-	-	-	(496)	(496)
Dividends paid ($0.17 per share)	-	-	(3,788)	-	(3,788)
Class A common stock sold through employee stock purchase plan	-	34	-	-	34
Share-based compensation issuances and exercises	-	1,081	8	-	1,089
Share-based compensation expense	-	-	-	-	-
Repurchase and retirement of treasury shares	(18)	-	(8,458)	-	(8,476)

Balance — October 30, 2021	$742	$118,427	$151,229	$380	$270,778

See notes to condensed consolidated financial statements (unaudited).

NOTE 1 - GENERAL:

The condensed consolidated financial statements have been prepared from the accounting records of The Cato Corporation and its wholly-owned subsidiaries (the “Company”), and all amounts shown as of and for the periods ended October 29, 2022 and October 30, 2021 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. All such adjustments are of a normal, recurring nature unless otherwise noted. The results of the interim period may not be indicative of the results expected for the entire year.

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

The Company received $33 million of its income tax receivable in the second quarter of the current fiscal year. The Company anticipates that the remaining balance, which is included in Accounts receivable in the accompanying Condensed Consolidated Balance Sheets, will be received by the end of the fourth quarter of fiscal 2022.

During the third quarter of the current fiscal year, the Company received $1.4 million from the state of North Carolina’s Business Recovery Program, which provides aid to eligible North Carolina businesses that suffered significant economic damage from the COVID-19 pandemic. The full amount received is recorded in Interest and other income in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

On November 17, 2022, the Board of Directors maintained the quarterly dividend at $0.17 per share.

Recently Adopted Accounting Policies

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update provides for increased transparency of government assistance, including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. This standard is effective for annual periods beginning after December 15, 2021. The Company adopted this standard on a prospective basis on January 30, 2022.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

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

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(Dollars in thousands)
Numerator
Net earnings (loss)	$(4,453)	$8,603	$3,020	$43,308
(Earnings) loss allocated to non-vested equity awards	240	(464)	(153)	(2,239)
Net earnings (loss) available to common stockholders	$(4,213)	$8,139	$2,867	$41,069

Denominator
Basic weighted average common shares outstanding	19,934,592	21,030,099	20,029,703	21,295,693
Diluted weighted average common shares outstanding	19,934,592	21,030,099	20,029,703	21,295,693

Net income (loss) per common share
Basic earnings (loss) per share	$(0.21)	$0.39	$0.14	$1.93
Diluted earnings (loss) per share	$(0.21)	$0.39	$0.14	$1.93

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 29, 2022:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 30, 2022	$(1,425)
Other comprehensive income before
reclassification	(637)

Amounts reclassified from accumulated
other comprehensive income (b)	8

Net current-period other comprehensive income	(629)

Ending Balance at October 29, 2022	$(2,054)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes an $11 gain impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was an expense of $3.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 29, 2022:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 29, 2022	$(280)
Other comprehensive income before
reclassification	(1,788)

Amounts reclassified from accumulated
other comprehensive income (b)	14

Net current-period other comprehensive income	(1,774)

Ending Balance at October 29, 2022	$(2,054)

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes an $18 gain impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was an expense of $4.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED):

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the three months ended October 30, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 31, 2021	$876
Other comprehensive income before
reclassifications	(567)

Amounts reclassified from accumulated
other comprehensive income (b)	71

Net current-period other comprehensive income	(496)

Ending Balance at October 30, 2021	$380

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes a $92 gain impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was an expense of $21.

The following table sets forth information regarding the reclassification out of Accumulated other comprehensive income (in thousands) for the nine months ended October 30, 2021:

Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 30, 2021	$1,155
Other comprehensive income before
reclassifications	(911)

Amounts reclassified from accumulated
other comprehensive income (b)	136

Net current-period other comprehensive income	(775)

Ending Balance at October 30, 2021	$380

(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.

(b) Includes a $177 gain impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was an expense of $41.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 4 – FINANCING ARRANGEMENTS:

As of October 29, 2022, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million, less the balance of any revocable letters of credit related to purchase commitments, and was committed through May 2027. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2022. There were no borrowings outstanding, nor any outstanding letters of credit that reduced borrowing availability, as of October 29, 2022 or January 29, 2022. The weighted average interest rate under the credit facility was zero at October 29, 2022 due to no borrowings outstanding.

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

The Company operates its women’s fashion specialty retail stores in 32 states as of October 29, 2022, principally in the southeastern United States. The Company offers its own credit card to its customers and all credit authorizations, payment processing and collection efforts are performed by a wholly-owned subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 5 – REPORTABLE SEGMENT INFORMATION (CONTINUED):

The following schedule summarizes certain segment information (in thousands):

Three Months Ended				Nine Months Ended
October 29, 2022	Retail	Credit	Total	October 29, 2022	Retail	Credit	Total

Revenues	$176,057	$569	$176,626	Revenues	$578,580	$1,631	$580,211
Depreciation	2,864	-	2,864	Depreciation	8,417	1	8,418
Interest and other income	(2,278)	-	(2,278)	Interest and other income	(4,565)	-	(4,565)
Income (Loss) before income taxes	(9,280)	171	(9,109)	Income (Loss) before income taxes	5,623	385	6,008
Capital expenditures	3,998	-	3,998	Capital expenditures	14,382	-	14,382

Three Months Ended				Nine Months Ended
October 30, 2021	Retail	Credit	Total	October 30, 2021	Retail	Credit	Total

Revenues	$171,708	$505	$172,213	Revenues	$591,497	$1,547	$593,044
Depreciation	3,172	1	3,173	Depreciation	9,351	1	9,352
Interest and other income	(541)	-	(541)	Interest and other income	(1,719)	-	(1,719)
Income (Loss) before income taxes	2,863	27	2,890	Income (Loss) before income taxes	44,769	468	45,237
Capital expenditures	665	-	665	Capital expenditures	1,790	-	1,790

	Retail	Credit	Total

Total assets as of October 29, 2022	$502,307	$38,238	$540,545
Total assets as of January 29, 2022	595,487	38,279	633,766

The Company evaluates segment performance based on income before taxes. The Company does not allocate certain corporate expenses or income taxes to the credit segment.

The following schedule summarizes the direct expenses of the credit segment, which are reflected in Selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021

Payroll	$120	$80	$389	$362
Postage	107	59	299	252
Other expenses	172	338	557	464
Total expenses	$399	$477	$1,245	$1,078

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 6 – STOCK-BASED COMPENSATION:

As of October 29, 2022, the Company had two long-term compensation plans pursuant to which stock-based compensation was outstanding or could be granted. The 2018 Incentive Compensation Plan and 2013 Incentive Compensation Plan are for the granting of various forms of equity-based awards, including restricted stock and stock options for grant, to officers, directors and key employees. Effective May 24, 2018, shares for grant were no longer available under the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized and available for grant under each of the plans as of October 29, 2022:

	2013	2018
	Plan	Plan	Total
Options and/or restricted stock initially authorized	1,500,000	4,725,000	6,225,000
Options and/or restricted stock available for grant:
October 29, 2022	-	3,455,547	3,455,547

In accordance with ASC 718, the fair value of current restricted stock awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of October 29, 2022 and January 29, 2022, there was $11,786,000 and $11,096,000, respectively, of total unrecognized compensation expense related to nonvested restricted stock awards, which had a remaining weighted-average vesting period of 2.4 years and 2.3 years, respectively. Total compensation benefit during the three months ended October 29, 2022 was $535,000 and total compensation expense during the nine months ended October 29, 2022 was $1,471,000, compared to an expense of $1,088,000 and $2,968,000, respectively, for the three and nine months ended October 30, 2021. The total compensation benefit during the three months ended October 29, 2022 is the result of forfeitures driven by the retirement of several senior members of management. These amounts are classified as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The following summary shows the changes in the shares of unvested restricted stock outstanding during the nine months ended October 29, 2022:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Restricted stock awards at January 29, 2022	1,196,288	$13.76
Granted	319,441	13.70
Vested	(231,638)	16.99
Forfeited or expired	(219,144)	13.44
Restricted stock awards at October 29, 2022	1,064,947	$13.10

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):

The Company’s Employee Stock Purchase Plan allows eligible full-time employees to purchase a limited number of shares of the Company’s Class A Common Stock during each semi-annual offering period at a 15% discount through payroll deductions. During the nine months ended October 29, 2022 and October 30, 2021, the Company sold 28,504 and 22,541 shares to employees at an average discount of $1.73 and $1.38 per share, respectively, under the Employee Stock Purchase Plan. The compensation expense recognized for the 15% discount given under the Employee Stock Purchase Plan was approximately $49,000 and $31,000 for the nine months ended October 29, 2022 and October 30, 2021, respectively. These expenses are classified as a component of Selling, general and administrative expenses.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The following tables set forth information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands) as of October 29, 2022 and January 29, 2022:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 29, 2022	Assets	Inputs	Inputs
Description		Level 1	Level 2	Level 3
Assets:
State/Municipal Bonds	$25,021	$-	$25,021	$-
Corporate Bonds	55,645	-	55,645	-
U.S. Treasury/Agencies Notes and Bonds	35,900	-	35,900	-
Cash Surrender Value of Life Insurance	8,842	-	-	8,842
Asset-backed Securities (ABS)	10,882	-	10,882	-
Corporate Equities	863	863	-	-
Commercial Paper	1,011	-	1,011	-
Total Assets	$138,164	$863	$128,459	$8,842

Liabilities:
Deferred Compensation	(8,930)	-	-	(8,930)
Total Liabilities	$(8,930)	$-	$-	$(8,930)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

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

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 29, 2022 and January 29, 2022. The state, municipal and corporate bonds have contractual maturities which range from four days to 4.1 years. The U.S. Treasury Notes have contractual maturities which range from two days to 1.9 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at October 29, 2022, the Company had $0.9 million of corporate equities and deferred compensation plan assets of $8.8 million. At January 29, 2022, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

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

The following tables summarize the change in fair value of the Company’s financial assets and liabilities measured using Level 3 inputs as of October 29, 2022 and January 29, 2022 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 29, 2022	$11,472
Redemptions	(1,718)
Additions	-
Total gains or (losses):
Included in interest and other income (or changes in net assets)	(912)
Included in other comprehensive income	-
Ending Balance at October 29, 2022	$8,842

Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 29, 2022	$(10,020)
Redemptions	571
Additions	(300)
Total (gains) or losses:
Included in interest and other income (or changes in net assets)	819
Included in other comprehensive income	-
Ending Balance at October 29, 2022	$(8,930)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:

None.

NOTE 9 – INCOME TAXES:

The Company had an effective tax rate for the first nine months of 2022 of 49.7% compared to 4.3% for the first nine months of 2021. The change in the effective tax rate for the first nine months was primarily due to an increase in Global Intangible Low-taxed Income (GILTI), state income taxes and non-deductible officer’s compensation, offset by the foreign rate differential, foreign tax credits and release of reserves for uncertain tax positions, as a percentage on lower pre-tax earnings.

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

The Company offers its own proprietary credit card to customers. All credit activity is performed by the Company’s wholly-owned subsidiaries. None of the credit card receivables are secured. During the three

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

and nine months ended October 29, 2022, the Company estimated customer credit losses of $,89000 and $,261000, respectively, compared to $134,000 and $409,000 for the three and nine months ended October 30, 2021, respectively. Sales purchased on the Company’s proprietary credit card for the three and nine months ended October 29, 2022 were $5.9 million and $17.4 million, respectively, compared to $4.4 million and $13.6 million for the three and nine months ended October 30, 2021, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers (in thousands):

	Balance as of
	October 29, 2022	January 29, 2022

Proprietary Credit Card Receivables, net	$10,286	$8,998
Gift Card Liability	$5,560	$8,308

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

The components of lease cost are shown below (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

	Three Months Ended
	October 29, 2022	October 30, 2021

Operating lease cost (a)	$17,919	$17,509
Variable lease cost (b)	$707	$660

(a) Includes right-of-use asset amortization of ($0.4) million and ($0.4) million for the three months ended October 29, 2022 and October 30, 2021, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

	Nine Months Ended
	October 29, 2022	October 30, 2021

Operating lease cost (a)	$53,521	$51,569
Variable lease cost (b)	$2,053	$2,153

(a) Includes right-of-use asset amortization of ($1.3) million and ($2.1) million for the nine months ended October 29, 2022 and October 30, 2021, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 29, 2022 AND OCTOBER 30, 2021

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

Operating cash flow information:

	Three Months Ended
	October 29, 2022	October 30, 2021

Cash paid for amounts included in the measurement of lease liabilities	$17,264	$16,485
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,107	$1,705

	Nine Months Ended
	October 29, 2022	October 30, 2021

Cash paid for amounts included in the measurement of lease liabilities	$51,138	$48,158
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$8,156	$23,718

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of
	October 29, 2022	October 30, 2021

Weighted-average remaining lease term	2.0 years	2.0 years
Weighted-average discount rate	2.84%	3.42%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year

2022 (a)	$16,940
2023	54,623
2024	38,184
2025	22,878
2026	11,426
Thereafter	3,733
Total lease payments	147,784
Less: Imputed interest	6,439
Present value of lease liabilities	$141,345

(a) Excluding the nine months ended October 29, 2022

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed Consolidated Statements of Income as a percentage of total retail sales:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total retail sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.0	1.0	0.9	0.9
Total revenues	101.0	101.0	100.9	100.9
Cost of goods sold (exclusive of depreciation)	70.7	61.1	67.5	58.4
Selling, general and administrative (exclusive of depreciation)	35.1	36.6	31.8	33.5
Depreciation	1.6	1.9	1.5	1.6
Interest and other income	(1.3)	(0.3)	(0.8)	(0.3)
Income (loss) before income taxes	(5.2)	1.7	1.0	7.7
Net income (loss)	(2.5)	5.0	0.5	7.4

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

Inflationary Cost Pressure and Rising Interest Rates

The COVID-19 pandemic and resulting supply chain disruptions, as well as certain geo-political matters, have resulted in significant price increases associated with the acquisition, shipping, transportation and distribution costs for the merchandise we purchase for sale to our customers. In addition to the price increases relating to our merchandise, costs for fuel, food, and housing, including rent, as well as other consumables across the economy, are increasingly impacting our customers’ disposable income. In response to the inflationary pressures, the Federal Reserve began raising interest rates and is committed to continue raising interest rates until the inflationary pressures subside. These rising interest rates have adversely affected the availability and cost of credit for businesses and our customers.

We believe that these price increases and rising interest rates have had, and will likely continue to have, a negative impact on consumer behavior and, by extension, our results of operations and financial condition during fiscal 2022

Supply Chain Disruptions

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

Comparison of the Three and Nine Months ended October 29, 2022 with October 30, 2021

Total retail sales for the third quarter were $174.9 million compared to last year’s third quarter sales of $170.5 million, a 3% increase. The Company’s sales increase in the third quarter of fiscal 2022 is primarily due to a 3% increase in same-store sales and sales from new stores, partially offset by permanently closed stores. For the nine months ended October 29, 2022, total retail sales were $574.9 million compared to last year’s comparable nine month sales of $587.7 million, a 2% decrease. Sales in the first nine months of fiscal 2022 decreased primarily due to a 2% decrease in same-store sales, partially offset by sales from new stores. Same-store sales include stores that have been open more than 15 months. Stores that have been relocated or expanded are also included in the same-store sales calculation after they have been open more than 15 months. The method of calculating same-store sales varies across the retail industry. As a result, our same-store sales calculation may not be comparable to similarly titled measures reported by other companies. E-commerce sales were less than 5% of total sales for the nine months ended October 29, 2022 and are included in the same-store sales calculation. Total revenues, comprised of retail sales and other revenue (principally finance charges and late fees on customer accounts receivable and layaway fees), were $176.6 million and $580.2 million for the three and nine months ended October 29, 2022, compared to $172.2 million and $593.0 million for the three and nine months ended October 30, 2021, respectively. The Company operated 1,317 stores at October 29, 2022 compared to 1,324 stores at the end of last year’s third quarter. During the first nine months of fiscal 2022, the Company opened 15 stores and closed nine stores. The Company currently expects to open approximately 15 stores and to close approximately 40 stores in total in fiscal 2022.

Credit revenue of $0.6 million represented 0.3% of total revenues in the third quarter of fiscal 2022, compared to 2021 credit revenue of $0.5 million or 0.3% of total revenues. Credit revenue is comprised of interest earned on the Company’s private label credit card portfolio and related fee income. Related expenses principally include payroll, postage and other administrative expenses and totaled $0.4 million in the third quarter of fiscal 2022, compared to last year’s third quarter expense of $0.5 million.

Other revenue, a component of total revenues, was $1.7 million and $5.4 million for the three and nine months ended October 29, 2022, respectively, compared to $1.7 million and $5.3 million for the prior year’s comparable three and nine month periods.

Cost of goods sold was $123.8 million, or 70.7% of retail sales and $387.7 million, or 67.5% of retail sales for the three and nine months ended October 29, 2022, respectively, compared to $104.2 million, or 61.1% of retail sales and $343.5 million, or 58.4% of retail sales for the comparable three and nine month periods of fiscal 2021. The overall increase in cost of goods sold as a percent of retail sales for the third quarter of fiscal 2022 resulted primarily from higher sales of marked down goods and increases in freight and distribution costs. Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs,

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

distribution costs, occupancy costs, freight and inventory shrinkage. Net merchandise costs and in-bound freight are capitalized as inventory costs. Buying and distribution costs include payroll, payroll-related costs and operating expenses for the buying departments and distribution center. Occupancy costs include rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and distribution facilities. Total gross margin dollars (retail sales less cost of goods sold exclusive of depreciation) decreased by 22.8% to $51.2 million for the third quarter of fiscal 2022 and decreased by 23.4% to $187.1 million for the first nine months of fiscal 2022, compared to $66.3 million and $244.2 million for the prior year’s comparable three and nine months of fiscal 2021. Gross margin as presented may not be comparable to those of other entities.

Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees. SG&A expenses were $61.4 million, or 35.1% of retail sales and $182.6 million, or 31.8% of retail sales for the third quarter and first nine months of fiscal 2022, respectively, compared to $62.5 million, or 36.6% of retail sales and $196.7 million, or 33.5% of retail sales for the prior year’s comparable three and nine month periods. The overall decrease in SG&A expense for the third quarter and first nine months of fiscal 2022 is primarily due to lower incentive compensation expense, partially offset by increased payroll expense, which is a reflection of normalized store operations and higher wages.

Depreciation expense was $2.9 million, or 1.6% of retail sales and $8.4 million, or 1.5% of retail sales for the third quarter and first nine months of fiscal 2022, respectively, compared to $3.2 million, or 1.9% of retail sales and $9.4 million or 1.6% of retail sales for the comparable three and nine month periods of fiscal 2021, respectively.

Interest and other income was $2.3 million, or 1.3% of retail sales and $4.6 million, or 0.8% of retail sales for the three and nine months ended October 29, 2022, respectively, compared to $0.5 million, or 0.3% of retail sales and $1.7 million, or 0.3% of retail sales for the comparable three and nine month periods of fiscal 2021, respectively. The increase for the third quarter and first nine months of fiscal 2022 compared to fiscal 2021 is primarily attributable to receiving a Business Recovery Grant from the state of North Carolina.

Income tax benefit was $4.7 million for the third quarter and $3.0 million expense for the first nine months of fiscal 2022, respectively, compared to an income tax benefit of $5.7 million and $1.9 million expense for the comparable three and nine month periods of fiscal 2021, respectively. For the first nine months of fiscal 2022, the Company’s effective tax rate was 49.7% compared to 4.3% for the first nine months of fiscal 2021. The change in the 2022 year-to-date effective tax rate was primarily due to an increase in Global Intangible Low-taxed Income (GILTI), state income taxes and non-deductible officer’s compensation, offset by the foreign rate differential, foreign tax credits and release of reserves for uncertain tax positions, as a percentage on lower pre-tax earnings.

LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK:

The Company believes that its cash, cash equivalents and short-term investments, together with cash flows from operations and borrowings available under its revolving credit agreement, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for fiscal 2022 and the next 12 months.

Cash provided by operating activities during the first nine months of fiscal 2022 was $19.3 million as compared to $79.4 million provided in the first nine months of fiscal 2021. Cash provided by operating

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

activities for the first nine months of fiscal 2022 was primarily generated by earnings adjusted for depreciation and changes in working capital. The decrease in cash provided of $60.1 million for the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 was primarily due to lower net income and decreases in accounts payable and accrued liabilities primarily related to incentive compensation, partially offset by decreases in accounts receivable and prepaid and other assets.

At October 29, 2022, the Company had working capital of $95.4 million compared to $111.5 million at January 29, 2022. The decrease in working capital is primarily attributable to a decrease in short-term investments and accounts receivable, partially offset by a decrease in accounts payable and accrued bonus and benefits.

As of October 29, 2022, the Company had an unsecured revolving credit agreement, which provided for borrowings of up to $35.0 million, less the balance of any revocable letters of credit related to purchase commitments, and was committed through May 2027. The credit agreement contains various financial covenants and limitations, including the maintenance of specific financial ratios with which the Company was in compliance as of October 29, 2022. There were no borrowings outstanding, nor any outstanding letters of credit that reduced borrowing availability, as of October 29, 2022 or January 29, 2022. The weighted average interest rate under the credit facility was zero at October 29, 2022 due to no borrowings outstanding.

Expenditures for property and equipment totaled $14.4 million in the first nine months of fiscal 2022, compared to $1.8 million in last fiscal year’s first nine months. The increase in expenditures for property and equipment was primarily due to capital investments in the distribution center and information technology, as well as costs associated with opening 15 new stores. For the full fiscal 2022 year, the Company expects to invest approximately $20.0 million for capital expenditures.

Net cash provided by investing activities totaled $0.2 million in the first nine months of fiscal 2022 compared to $51.3 million used in investing activities in the comparable period of 2021. The increase in net cash provided in 2022 is primarily due to a net decrease in the purchase of short-term investments, partially offset by an increase in capital expenditures.

Net cash used in financing activities totaled $22.2 million in the first nine months of fiscal 2022 compared to $21.3 million used in the comparable period of fiscal 2021. The increase in net cash used in fiscal 2022 is primarily due to higher dividends paid, partially offset by lower stock repurchases.

On November 17, 2022, the Board of Directors maintained the quarterly dividend at $0.17 per share.

As of October 29, 2022, the Company had 601,195 shares remaining in open authorizations under its share repurchase program.

The Company does not use derivative financial instruments.

The Company’s investment portfolio was primarily invested in corporate bonds and tax-exempt and taxable governmental debt securities held in managed accounts with underlying ratings of A or better at October 29, 2022 and January 29, 2022. The state, municipal and corporate bonds have contractual maturities which range from four days to 4.1 years. The U.S. Treasury Notes have contractual maturities which range from two days to 1.9 years. These securities are classified as available-for-sale and are recorded as Short-term investments, Restricted cash and Restricted short-term investments on the accompanying Condensed Consolidated Balance Sheets. These assets are carried at fair value with unrealized gains and losses reported

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

net of taxes in Accumulated other comprehensive income. The asset-backed securities are bonds comprised of auto loans and bank credit cards that carry AAA ratings. The auto loan asset-backed securities are backed by static pools of auto loans that were originated and serviced by captive auto finance units, banks or finance companies. The bank credit card asset-backed securities are backed by revolving pools of credit card receivables generated by account holders of cards from American Express, Citibank, JPMorgan Chase, Capital One and Discover.

Additionally, at October 29, 2022, the Company had $0.9 million of corporate equities and deferred compensation plan assets of $8.8 million. At January 29, 2022, the Company had $0.8 million of corporate equities and deferred compensation plan assets of $11.5 million. All of these assets are recorded within Other assets in the Condensed Consolidated Balance Sheets.

See Note 7, Fair Value Measurements.

RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 1, General, and Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company is subject to market rate risk from exposure to changes in interest rates based on its financing, investing and cash management activities, but the Company does not believe such exposure is material.

ITEM 4. CONTROLS AND PROCEDURES:

We carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 29, 2022. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 29, 2022, our disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 (the “Exchange Act”), were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Company’s fiscal quarter ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We qualify for exemption as a “controlled company” from compliance with certain corporate governance rules of the New York Stock Exchange (“NYSE”) relating to independent directors and independent board committees. While we do not currently rely on any of these exemptions, if we elect to do so in the future, you will not have the same protections afforded to shareholders of companies that are subject to these requirements, and the market price of our common stock could be adversely affected.

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

THE CATO CORPORATION

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table summarizes the Company’s purchases of its common stock for the three months ended October 29, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that may
Fiscal	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Period	Purchased	per Share (1)	Programs (2)	The Plans or Programs (2)
August 2022	-	$-	-
September 2022	197,450	9.48	197,450
October 2022	9,782	9.53	9,782
Total	207,232	$9.48	207,232	601,195

(1) Prices include trading costs.

(2) As of July 30, 2022, the Company’s share repurchase program had 808,427 shares remaining in open authorizations. During the third quarter ended October 29, 2022, the Company repurchased and retired 207,232 shares under this program for approximately $1,965,040 or an average market price of $9.48 per share. As of October 29, 2022, the Company had 601,195 shares remaining in open authorizations. There is no specified expiration date for the Company’s repurchase program.

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

101.1*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Nine Months Ended October 29, 2022 and October 30, 2021; (ii) Condensed Consolidated Balance Sheets at October 29, 2022 and January 29, 2022; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2022 and October 30, 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended October 29, 2022 and October 30, 2021; and (v) Notes to Condensed Consolidated Financial Statements.

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

THE CATO CORPORATION

November 22, 2022	/s/ John P. D. Cato
Date	John P. D. Cato Chairman, President and Chief Executive Officer

November 22, 2022	/s/ Charles D. Knight
Date	Charles D. Knight Executive Vice President Chief Financial Officer