Form 10-K
period 2023-01-28
CATO CORP
filed 2023-03-23
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
January 28, 2023

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

Ye s ☑

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

filer, a non

-accelerated filer, a

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
☑

If securities are registered

pursuant to Section

12(b) of the

Act, indicate by check

mark whether the

financial statements of

the registrant included
in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check

mark whether any

of those error

corrections are restatements

that required a

recovery analysis of incentive-based

compensation
received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes

☐

No
☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 30, 2022, the last business day of the Company’s most recent second quarter, was $
226,038,963

based on the last reported sale price per share on the New York Stock Exchange on that date.

As of January 28, 2023, there were
18,723,225

shares of Class A common stock and
1,763,652

shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2023 annual meeting of shareholders are incorporated by reference into the following part of this annual report:
Part III — Items 10, 11, 12, 13 and 14

THE CATO CORPORATION
FORM 10-K
TABLE OF CONTENTS

Page

PART

I
Item 1.

Business

..........................................................................................................................

5 – 10

Item 1A.
Risk Factors

....................................................................................................................

10 – 22
Item 1B.
Unresolved Staff Comments

...........................................................................................

22
Item 2.

Properties

........................................................................................................................

22

Item 3.

Legal Proceedings

...........................................................................................................

23

Item 3A.

Executive Officers of the Registrant

...............................................................................

24

Item 4.
Mine Safety Disclosures

.................................................................................................

24

PART

II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

........................................................................................

25 – 27

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................................................................

28 – 34

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

........................................

34

Item 8.

Financial Statements and Supplementary Data ..............................................................

35 – 65

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial
Disclosure

.......................................................................................................................

66

Item 9A.

Controls and Procedures

.................................................................................................

66

Item 9B.
Other Information

...........................................................................................................

66
Item 9C.
Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

.........................

66

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance .............................................

67

Item 11.

Executive Compensation

................................................................................................

67

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

........................................................................................................

67

Item 13.

Certain Relationships and Related Transactions, and Director Independence

...............

68

Item 14.

Principal Accountant Fees and Services

.........................................................................

68

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

..................................................................

69

Item 16. Form 10-K Summary …………………………………………………………………. 71

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

2024

(“fiscal

2023”)

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
in

this

report are

based

on information

available to

us as

of

the

filing date

of this

report, but

subject to
known

and

unknown

risks,

uncertainties

and

other

factors

that

could

cause

actual

results

to

differ
materially from those

contemplated by the

forward-looking statements.

Such factors include, but

are not
limited

to,

the

following:

any

actual

or

perceived

deterioration

in

the

conditions

that

drive

consumer
confidence and

spending, including,

but

not limited

to, prevailing

social, economic,

political

and public
health conditions and

uncertainties, levels of

unemployment, fuel, energy

and food

costs, wage rates,

tax
rates, interest

rates, home

values, consumer

net worth,

the availability

of credit

and inflation;

changes in
laws,

regulations

or

governmental

policies

affecting

our

business,

including

but

not

limited

to

tariffs;
uncertainties regarding

the impact

of

any governmental

action regarding,

or

responses to,

the

foregoing
conditions;

competitive

factors

and

pricing

pressures;

our

ability

to

predict

and

respond

to

rapidly
changing

fashion

trends

and

consumer

demands;

our

ability

to

successfully

implement

our

new

store
development strategy to

increase new

store openings and

our ability of

any such

new stores

to grow

and
perform as

expected; adverse

weather,

public health

threats (including

the global

COVID-19 pandemic)
or

similar

conditions

that

may

affect

our

sales

or

operations;

inventory

risks

due

to

shifts

in

market
demand,

including

the

ability

to

liquidate

excess

inventory

at

anticipated

margins;

and

other

factors
discussed under

“Risk Factors”

in Part

I, Item

1A of

this annual

report on

Form 10-K

for the

fiscal year
ended January 28, 2023 (“fiscal 2022”), as

amended or supplemented, and in other reports we file

with or
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
website, www.catof

ashions.com, is not,

and should in

no way be

construed as, a

part of this

or any other
report that we filed with or furnished to the SEC.

PART

I
Item 1.

Business:
Background

The

Company,

founded

in

1946,

operated

1,280

fashion

specialty

stores

at

January

28,

2023,

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

2,200 to

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

6% of

retail sales

in
fiscal

2022.

See

Note

13

to

the

Consolidated Financial

Statements, “Reportable

Segment

Information,”
for a discussion of information regarding the Company’s two reportable segments: retail and credit.

The

Company

has

operated

Cato-branded

retail

stores

for

approximately

76

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

2022,

purchases from

the
Company’s

largest

vendor

accounted

for

approximately

16%

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

have

and

could

continue

to

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

online

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

1.0%,

0.9%

and

0.8%

of

retail

sales

for

fiscal

years

2022,

2021

and
2020, respectively.
Store Operations

The Company’s

store operations

management team

consists of

four territorial

managers, 11

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

centers and
8% in enclosed

shopping malls. The

Company typically locates stores

in strip shopping

centers anchored
by

a

national

discounter,

primarily

Walmart

Supercenters,

or

market-dominant

grocery

stores.

The
Company’s strip center locations provide ample parking and shopping convenience for its customers.

The

Company’s

store

development

activities

consist

of

opening

new

stores

in

new

and

existing
markets,

relocating

selected

existing

stores

to

more

desirable

locations

in

the

same

market

area

and
closing underperforming stores. The following table sets forth information with respect to the Company’s
development activities since fiscal 2018:

Store Development
Number of Stores
Beginning of Number Number Number of Stores
Fiscal Year Year Opened Closed End of Year
2018………………….……...…………. 1,351

-

40 1,311
2019………………….……...…………. 1,311

5

35 1,281
2020……………………….……...……. 1,281

76

27 1,330
2021…………....………….……...……. 1,330

6

25 1,311
2022………….………...….……...……. 1,311

19

50 1,280

The Company periodically

reviews its store

base to determine

whether any particular

store should be
closed based on its sales

trends and profitability.

The Company intends to continue this

review process to
identify underperforming stores.

Credit and Layaway

Credit Card Program
The Company offers its own credit card, which accounted for 3.1%, 2.5% and 2.7% of retail sales in
fiscal 2022, 2021 and 2020, respectively. The Company’s net bad debt expense was 2.0%, 3.0% and 3.6%
of credit sales in fiscal 2022, 2021 and 2020, respectively.
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

A $5.00 rewards card is earned for every
250

points

accumulated

by

the

customer.

The

rewards

card

expires

90

days

after

the

rewards

card

is
issued.

The fiscal 2022 loyalty program impact is immaterial to the fiscal 2022 financial statements.

The
loyalty

program

is

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
up

and

completely pays

for

layaway

merchandise.

Administrative fees

are

recognized

in

the

period

in
which the

layaway is

initiated.

Recognition of

restocking fees occurs

in the

accounting period

when the
customer

defaults

on

the

layaway

purchase.

Layaway

sales

represented

approximately

2.7%,

2.7%

and
2.8% of retail sales in fiscal 2022, 2021 and 2020, respectively.
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

fiscal 2022, the
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

28,

2023,

the

Company

employed

approximately

7,600

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

Company-paid

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

measures

to

promote

the

health

and

safety

of

its
associates.
Item 1A.

Risk Factors:

An investment in our common stock involves numerous types of risks.

You

should carefully consider
the

following

risk

factors,

in

addition

to

the

other

information

contained

in

this

report,

including

the
disclosures

under

“Forward-looking

Information”

above

in

evaluating

our

Company

and

any

potential
investment

in

our

common

stock.

If

any

of

the

following

risks

or

uncertainties

occur

or

persist,

our
business, financial condition and

operating results could

be materially and

adversely affected, the

trading
price

of

our

common

stock

could

decline

and

you

could

lose

all

or

a

part

of

your

investment

in

our
common

stock.

The

risks

and

uncertainties

described

in

this

section

are

not

the

only

ones

facing

us.

Additional risks

and uncertainties

not presently

known to

us or

that we

currently deem

immaterial

may
also materially

and adversely

affect

our business,

operating results,

financial condition

and value

of our
common stock.
Risks Relating to Our Business:
Increasing interest rates and inflationary conditions have and may continue to adversely impact
our customers’ discretionary income or willingness to purchase discretionary items, which may
adversely affect our business, margins, results of operations and financial condition.
Increasing interest

rates have

adversely affected

our customers’

discretionary income,

in part

due to
increased

interest

costs

associated

with

credit

accounts

including

revolving

credit

accounts,

car

loans,
mortgage loans and other credit accounts.

In addition, the increased payments due to

higher interest rates
deter our customers from

purchasing discretionary items such as

apparel, shoes and jewelry.

Inflationary
pressures

limit

our

customers’

willingness

to

purchase

apparel,

shoe

or

jewelry

products,

as

prices
associated

with

non-discretionary

products

including

food

and

fuel

are

increasing,

reducing

our
customers’ discretionary income. Any reduction in our customers’ discretionary spending on our products could erode our sales volume and adversely affect our results of operations and financial condition.

Increased product costs, freight costs, wage increases and operating costs due to inflation and
other factors, as well as limitations in our ability to offset these cost increases by increasing the
retail prices of our products or otherwise, have and may continue to adversely affect our business,
margins, results of operations and financial condition.
Tight

labor

markets

are

causing

wages

to

increase

at

the

store,

distribution

center

and

home

office
levels, as well

as making it

more difficult to

hire new associates

and retain existing associates.

The tight
labor market

and inflation

also are

driving up

our operating

costs.

In addition,

inflationary pressures

on
labor

and

raw

materials

used

to

make

our

products

may

continue

to

increase

the

cost

we

pay

for

our
products.

If we are

unable to offset

the effects

of these increased

costs to

our business by

increasing the
retail

prices

of

our

products,

reducing

other

expenses

or

otherwise,

our

business,

margins,

results

of
operations and financial condition may be adversely affected.
Our

ability

to

raise

retail

prices

in

response

to

these

cost

increases

is

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

Because we source a significant portion of our merchandise directly and indirectly from overseas,
we are subject to risks associated with international operations and risks that affect the prevailing
social, economic, political, public health and other conditions in the areas from which we source
merchandise; changes, disruptions, increased costs

or other problems affecting the Company’s
merchandise supply chain have and could continue to materially and adversely affect the
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
countries

affecting

our

supply

chain,

increased

security

requirements

for

imported

merchandise,

or

the
imposition of, or changes

in, laws, regulations or

changes in duties, quotas, tariffs,

taxes or governmental
policies

regarding

or

responses

to

these

matters

or

other

factors

affecting

the

availability

or

cost

of
imports,

can

cause

significant delays

or

interruptions in

the

supply of

our

merchandise or

increase our
costs.

In

addition,

geopolitical

tensions,

sanctions,

prohibitions,

additional

tariffs,

compliance

and
reporting requirements

have resulted

in increased

costs associated

with merchandise

produced in

certain
regions.

Any new sanctions, tariffs and

reporting requirements enacted in the future may further

increase
our costs associated with sourcing products from those regions or limit our ability to procure the

products
we

source,

and

our

ability

to

source

these

products

from

other

regions

may

be

limited

or

result

in
increased sourcing costs.
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
and

other

conditions

that

impact

our

domestic

supply

chain.

These

supply

chain

risks

have

and

may
continue to

result in

both higher

costs to

transport our

merchandise and

delayed merchandise

arrivals to
our stores, which adversely affect our ability to sell this merchandise and increase markdowns of it.

Our costs are

also affected by currency

fluctuations, and changes in

the value of the

dollar relative to
foreign

currencies

have

and

may

continue

to

impact

our

cost

of

goods

sold.

Any

of

these

factors

can
materially and

adversely affect

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
Adverse

developments

affecting

the

financial

services

industry,

including

events

or

concerns
involving

liquidity,

defaults

or

non-performance

by

financial

institutions

or

transactional

counterparties, could adversely affect our business, financial condition or results of operations.
Actual

events

involving limited

liquidity,

defaults,

non-performance or

other

adverse

developments
that affect

financial institutions,

transactional counterparties

or other

companies in

the financial

services
industry

or

the

financial

services

industry

generally,

or

concerns

or

rumors

about

any

events

of

these
kinds

or

other

similar

risks,

have

in

the

past

and

may

in

the

future

lead

to

sporadic

or

market-wide
liquidity problems that

could adversely affect

us. For example,

on March 10,

2023, Silicon Valley

Bank,
or

SVB,

was

closed

by

the

California

Department

of

Financial

Protection

and

Innovation,

which
appointed the

Federal Deposit

Insurance Corporation,

or the

FDIC, as

receiver.

Similarly,

on March

12,
2023,

Signature

Bank

was

swept

into

receivership.

In

addition

on

March

8,

2023,

Silvergate

Capital
announced that

it will

liquidate its

subsidiary,

Silvergate

Bank, and

that the

liquidation process

is being
supervised by the California Department of Financial Protection and

Innovation. Although a statement by
the

Department

of

the

Treasury,

the

Federal

Reserve

and

the

FDIC

stated

that

all

depositors

of

SVB
would have

access to

all of

their money

after

only one

business day

of

closure, including

funds

held in
uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial
instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

If

any

of

our

transactional

counterparties,

such

as

our

merchandise

vendors

and

their

factors,

our
landlords, our

payment processors including

credit card,

gift card

and checks, our

transportation vendors
and

other

vendors

that

provide

services

and

supplies

to

us,

are

unable

to

access

funds

or

lending
arrangements

with

such

a

financial

institution,

such

parties’

ability

to

pay

their

obligations

could

be
adversely

affected.

If

this

occurred

we

could

be

adversely

impacted

by

not

receiving

the

product

we
ordered or

the payments generated

by our

sales, by

not being able

to receive

products to

our distribution
center or

our stores in

a timely manner

or at

all, or by

not being able

to retain services

from third

parties
that we require.

These impacts may adversely affect our financial condition, results of operations and our ability to execute our business strategy.
Furthermore, these

adverse developments

affecting the

financial services

or related

perceptions may
negatively

impact

our

customers’

discretionary

income

for

or

our

customers’

willingness

to

purchase
apparel,

shoes

or

jewelry

products.

Any

reduction

in

our

customers’

discretionary

spending

on

our
products

could

erode

our

sales

volume

and

adversely

affect

our

results

of

operations

and

financial
condition.

Any actual or perceived deterioration in the conditions that drive consumer confidence and
spending have and may continue to materially and adversely affect consumer demand for our
apparel and accessories and our results of operations.

Consumer spending habits, including spending for our apparel and accessories, are affected by, among
other things, prevailing social, economic,

political and public health conditions

and uncertainties (such as
matters under debate in the U.S. from time to

time regarding budgetary, spending and

tax policies), levels
of

employment, fuel,

interest rates,

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

condition.

Extreme weather, natural disasters, public health threats or similar events have and may continue to adversely affect our sales or operations from time to time.

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

can render

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

which would

materially and

adversely
affect us.
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

Shopping centers

and malls

where we

currently operate

existing stores

or seek

to

open new

stores have
been and

may continue

to be

adversely affected

by,

among other

things, general

economic downturns

or
those

particularly affecting

the

commercial real

estate industry,

the

closing of

anchor

stores, changes

in
tenant

mix

and

changes

in

customer

shopping

preferences,

including

but

not

limited

to

an

increase

in
preference for online versus in-person shopping.

To take

advantage of consumer traffic and the

shopping
preferences

of

our

consumers,

we

need

to

maintain

and

acquire

stores

in

desirable

locations

where
competition for suitable

store locations is

intense. A decline

in customer popularity

of the

strip shopping
centers where we

generally locate our

stores or in

availability of space

in desirable centers

and locations,
or an increase in the cost of such desired space, has limited and could further limit our ability to open new stores,

adversely

affecting

consumer

traffic

and

reducing

our

sales

and

net

earnings

or

increasing

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

Many

of

our

competitors offer

frequent

promotions and

reduce

their

selling prices.

In some

cases,

our
competitors are expanding into

markets in which we

have a significant market

presence.

In addition, our
competitors

also

compete

for

the

same

retail

store

space.

As

a

result

of

this

competition,

we

may
experience

pricing

pressures,

increased

marketing

expenditures,

increased

costs

to

open

new

stores,

as
well

as

loss

of

market

share,

which

could

materially

and

adversely

affect

our

business,

results

of
operations and financial condition.
Fluctuating comparable sales or our inability to effectively manage inventory have and may
continue to negatively impact our gross margin and our overall results of operations.

Comparable

sales

are

expected

to

continue

to

fluctuate

in

the

future.

Factors

affecting

comparable
sales

include

fashion

trends,

customer

preferences,

calendar

and

holiday

shifts,

competition,

weather,
supply chain

issues, actual

or potential

public health

threats and

economic conditions,

including but

not
limited to

increasing interest rates

and higher inflation.

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
The operation of our sourcing offices in Asia present increased operational and legal risks.

In October

2014, we

established our

own sourcing

offices in

Asia. If

our sourcing

offices are

unable
to successfully oversee merchandise production to ensure

that product is produced on time and

within the
Company’s

specifications,

our

business,

brand,

reputation,

costs,

results

of

operations

and

financial
condition could be materially and adversely affected.

In addition, the current business environment, including geopolitical issues, make operating in certain
Asian

markets

challenging.

To

the

extent

we

explore

other

countries

to

source

our

product

or

explore
increasing

the

amount

of

product

sourced

from

current

countries,

we

may

be

subject

to

additional
increased

legal

and

operational risks

associated

with

doing

business

in

new

countries

or

increasing our
business in other countries.

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

has

and

could

continue

to

adversely

affect

our

business,

margins,
operating results and financial condition if we cannot offset these cost increases.
Fluctuations in the price, availability and quality of inventory have and may continue to result in
higher cost of goods, which the Company may not be able to pass on to its customers.

The price and availability of raw

materials may be impacted by demand, regulation,

weather and crop
yields, currency

value fluctuations,

inflation, as

well as

other factors.

Additionally,

manufacturers have
and may continue to have increases in other manufacturing costs, such as transportation, labor and benefit costs. These increases in production costs may result in higher merchandise costs to the Company.

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

The Company’s

long-term business

strategy includes

opportunistic growth

through the

development
of

new

store

concepts.

This

growth

may

require

significant

capital

expenditures

and

management
attention. The Company may not

realize any of the

anticipated benefits of a

new business and integration
costs

may

exceed

anticipated

amounts.

We

have

incurred

substantial

financial

commitments

and

fixed
costs related to our retail stores that we

will not be able to recover if our stores

are not successful and that
have resulted and could result in future impairment charges. If we cannot successfully execute our growth strategies, our financial condition and results of operations may be adversely impacted.

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
our operations.

A security breach that results in unauthorized access to or disclosure of employee, Company or
customer information or a ransomware attack could adversely affect our costs,

reputation and
results of operations, and efforts to mitigate these risks may continue to increase our costs.

The

protection

of

employee,

Company and

customer

data

is

critical

to

the

Company.

Any

security
breach, mishandling, human or programming error or other event that results in the misappropriation, loss
or

other

unauthorized

disclosure

of

employee,

Company

or

customer

information,

including

but

not
limited

to

credit

card

data

or

other

personally

identifiable

information,

could

severely

damage

the
Company's reputation, expose it to

remediation and other costs

and the risks of legal

proceedings, disrupt
its

operations

and

otherwise

adversely

affect

the

Company's

business

and

financial

condition.

The
security of certain of

this information also depends on

the ability of third-party

service providers, such as
those

we

use

to

process

credit

and

debit

card

payments

as

described

below

under

“We

are

subject

to
payment-related

risks,”

to

properly

handle

and

protect

such

information.

Our

information

systems

and
those of our

third-party service providers are

subject to ongoing and

persistent cybersecurity threats from
those seeking unauthorized

access through means

which are

continually evolving and

may be difficult

to
anticipate or detect for long periods

of time.

Despite measures the Company takes

to protect confidential
information against

unauthorized access

or disclosure, which

measures are

ongoing and

may continue

to
increase

our

costs,

there

is

no

assurance

that

such

measures

will

prevent

the

compromise

of

such
information. If

any such

compromise or

unauthorized access

to or

disclosure of

this information

were to
occur,

it

could

have

a

material

adverse

effect

on

the

Company's reputation,

business,

operating

results,
financial

condition

and

cash

flows.

In

addition,

the

Company

may

be

subject

to

ransomware

attacks,
which if

successful could

result in

disruptions to the

Company’s operations

and expose it

to remediation
and

other

costs,

risks

of

legal

proceedings,

damage

the

Company’s

reputation

and

otherwise

adversely
affect the Company's business and financial condition.
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

Although

the

Company's e-commerce

platform provides

another channel

to

drive

incremental

sales,
provide existing customers the online shopping experience and introduce the Company to a new customer base,

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

or

a

ransomware
attack could

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

We

accept payments

using a

variety of

methods, including

third-party credit

cards, our

own branded
credit

card,

debit

cards,

gift

cards

and

physical

and

electronic

bank

checks.

For

existing

and

future
payment methods we offer to our customers, we are subject to fraud risk and to additional regulations and
compliance

requirements

(including

obligations

to

implement

enhanced

authentication

processes

that
could

result

in

increased

costs

and

reduce

the

ease

of

use

of

certain

payment

methods).

For

certain
payment

methods,

including

credit

and

debit

cards,

we

pay

interchange

and

other

fees,

which

have
increased

from

time

to

time

and

may

continue

to

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

condition.
Continued scrutiny and changing

expectations surrounding environmental, social and governance
(“ESG”)

matters

from

investors,

customers,

government

regulators

and

other

stakeholders

may
impose additional reporting requirements, additional costs and compliance risks.

Public companies from

across all

industries are facing

increasing scrutiny from

investors, customers,
government

regulators

and

other

stakeholders

concerning

ESG

matters.

In

the

U.S.,

there

are

various
proposals

for

new

or

enhanced

disclosure

requirements

regarding

climate

emissions,

sustainability,
workforce

diversity

and

other

human

capital

resources

metrics,

among

other

topics.

Complying

with
these complex

reporting obligations

or expectations

may increase

our costs

associated with

compliance,
disclosure and reporting.

Furthermore, evolving ESG laws, regulations and stakeholder expectations may result

in

uncertain

and

potentially

burdensome

reporting

requirements

as

stakeholders,

agencies

and
government

authorities

adjust

their

expectations

or

change

laws

and

regulations,

such

as

proposals
currently under consideration regarding climate emissions reporting and auditing requirements.

Failure to
comply

with

all

of

the

currently

proposed

regulatory

requirements

in

a

timely

manner

may

adversely
affect our reputation, business and financial performance.
If

we

fail

to

protect

our

trademarks

and

other

intellectual

property

rights

or

infringe

the
intellectual

property

rights

of

others,

our

business,

brand

image,

growth

strategy,

results

of
operations and financial condition could be adversely affected.

We

believe

that

our

“Cato”,

“It’s

Fashion”,

“It’s

Fashion

Metro”,

“Versona”,

“Cache”

and

“Body
Central”

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
to

risks

and

uncertainties

and

could

divert

significant

management

time.

The

Company

may

also

be
subject

to

regulatory

review

and

audits,

the

results

of

which

could

materially

and

adversely

affect

our
business, results of

operations and financial condition.

In addition, governing laws,

rules and regulations,
and interpretations

of existing

laws

are subject

to

change from

time to

time.

Compliance and

litigation
matters

could

result

in

unexpected

expenses

and

liability,

as

well

as

have

an

adverse

effect

on

our
operations and our reputation.

New

legislation

or

regulation

and

interpretation

of

existing

laws

and

regulations,

including

those
related

to

data

privacy,

climate

change

or

ESG

matters

could

increase

our

costs

of

compliance,
technology and business operations. The interpretation of existing or new laws to existing technology and
business practices can be uncertain and may lead to additional compliance risk and cost.
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
of our common stock.

As of March 23, 2023, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially owned approximately 51.0%

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

We

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

e-commerce

storage.

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

Item 3A.

Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 23, 2023 are as follows:
Name Age

Position
John P.

D. Cato............................

72

Chairman, President and Chief Executive Officer
Charles D. Knight........................

58
Executive Vice President, Chief Financial Officer
Gordon Smith

..............................

67

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
July 2011,

Mr. Smith served as

Senior Vice President, Real

Estate. From October 1989 to February 2008,
Mr. Smith served as Assistant Vice President, Corporate Real Estate.
Item 4.

Mine Safety Disclosures:

No matters requiring disclosure.

PART

II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities:
Market & Dividend Information

The

Company’s

Class A Common

Stock

trades

on the

New York

Stock

Exchange (“NYSE”) under
the symbol CATO.

As of March 23, 2023, the approximate number of record holders of the Company’s Class A Common
Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

The

following

graph

compares

the

yearly

change

in

the

Company’s

cumulative

total

shareholder
return on

the Company’s

Common Stock (which

includes Class

A Stock

and Class

B Stock)

for each

of
the

Company’s

last

five

fiscal

years

with

(i)

the

Dow

Jones

U.S.

Retailers,

Apparel

Index

and

(ii)

the
Russell 2000 Index.
THE CATO

CORPORATION
STOCK PERFOMANCE TABLE
(BASE 100 – IN DOLLARS)
LAST TRADING DAY
OF THE FISCAL YEAR
THE CATO
CORPORATION
DOW JONES U.S.
RETAILERS,

APPL
INDEX
RUSSELL 2000

INDEX
2/2/2018 100 100 100
2/1/2019 135 109 96
1/31/2020 160 121 105
1/29/2021 116 130 137
1/28/2022 173 143 136
1/27/2023 111 157 131

The graph assumes an initial investment of $100 on February 2, 2018,

the last trading day prior to the
commencement of the Company’s 2018 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended January 28, 2023:
Total Number of
Maximum Number

Shares Purchased as (or Approximate Dollar
Total Number

Part of Publicly
Value) of Shares that may

of Shares
Average Price Announced Plans or yet be Purchased Under
Period
Purchased Paid per Share (1)

Programs (2)
the Plans or Programs (2)
November 2022 - $ - -
December 2022 403,426 9.06 403,426
January 2023 - - -
Total 403,426 $ 9.06 403,426 197,769
(1) Prices include trading costs.
(2)
During

the

fourth

quarter

ended

January

28,

2023,

the

Company

repurchased

and

retired

403,426
shares

under

this

program

for

approximately

$3,655,405

or

an

average

market

price

of

$9.06

per
share. As of the

fourth quarter ended January

28, 2023, the Company

had 197,769 shares remaining
in open authorizations. There is no specified expiration date for the Company’s repurchase program.

The

Board

of

Directors

authorized

an

increase

in

the

Company’s

share

repurchase

program

of
1,000,000 shares at the February 23, 2023

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

fiscal 2022

and fiscal

2021 and

year-to-
year comparisons between fiscal

2022 and fiscal

2021, as well,

as certain fiscal

2020 items.

Discussions
of

fiscal

2020

items

and

year-to-year

comparisons

between

fiscal

2021

and

fiscal

2020

that

are

not
included

in

this

Form

10-K

can

be

found

in

“Management’s

Discussion

and

Analysis

of

Financial
Condition and

Results of

Operations” in

Part II,

Item 7

of the

Company’s

Annual Report

on Form

10-K
for the fiscal year ended January 29, 2022.
Recent Developments
Inflationary Cost Pressure and Rising Interest Rates

The current high

inflationary environment continues to

impact the Company

through higher operating
costs, including costs to ship our products to stores and customers, operating supplies, wages, and fuel.

In
addition

to

the

price

increases,

costs

for

fuel,

food,

and

housing,

including

rent,

as

well

as

other
consumables across

the economy,

are increasingly

impacting our

customers’ disposable

income, as

well
as our customers’ willingness to purchase discretionary items such as apparel, jewelry or shoes.

In

response

to

the

inflationary

pressures,

the

Federal

Reserve

began

raising

interest

rates

and

is
committed to continue

raising interest rates

until the inflationary

pressures subside.

These rising interest
rates

have

adversely

affected

the

availability

and

cost

of

credit

for

businesses

and

our

customers.

In
addition,

the

rising

interest

rates

are

increasing

the

costs

related

to

revolving

credit,

auto

loans

and
mortgages, which increasingly is

negatively impacting our customers’

discretionary income.

In addition,
rising interest rates may negatively impact our customers’ willingness to purchase our products.

We

believe that

these price

increases and

rising interest

rates have

had an

impact during

fiscal 2022,
and will likely continue to have

a negative impact on consumer behavior

and, by extension, our results of
operations and financial condition during fiscal 2023.
Labor Challenges and Wage Inflation

The COVID-19

pandemic

and the

resulting factors

above have

also

created challenges

related to

the
availability of sufficient labor from time to time, and have caused a significant increase in the competition for labor

among consumer-facing companies.

This competition

for labor

has driven

significant increases
in

wages

in

order

to

compete

for

sufficient

labor

availability

and/or

to

prevent

the

loss

of

existing
workforce in

our

stores,

distribution center

and

corporate office.

We

expect these

pressures to

continue
throughout fiscal 2023.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of
retail sales for the years indicated:
Fiscal Year Ended January 28, 2023 January 29, 2022
Retail sales ………………………………………………………….. 100.0% 100.0%
Other revenue………………………………………………………… 0.9 1.0
Total revenues ………………………………………………………. 100.9 101.0
Cost of goods sold ………………………………………………….. 67.7 59.5
Selling, general and administrative…………………………………. 32.3 35.1
Depreciation ………………………………………………………… 1.5 1.6
Interest and other income …………………………………………… 0.8 0.3
Income before income taxes ………………………………………… 0.2 5.1
Net income ………………………………………………………….. - % 4.8%
Fiscal 2022 Compared to Fiscal 2021

Retail sales

decreased by

1.2% to

$752.4 million

in fiscal

2022 compared

to $761.4

million in

fiscal
2021. The

decrease in

retail sales

in fiscal

2022 was

primarily due

to a

1% decrease

in same-store

sales
and sales

from closed

stores in

2021,

partially offset by

stores opened

in

2022. Same-store sales

for

the
fiscal

year 2022

decreased primarily

due to

lower

average unit

selling price

resulting from

late

arriving
merchandise due to supply chain disruptions in the first half of 2022. Same-store sales includes stores that have been

open more

than 15

months. Stores

that have

been relocated

or expanded

are also

included in
the same-store sales calculation after they have been open more than

15 months.

In fiscal 2022 and fiscal
2021, e-commerce

sales were

less than

6% and

5% of

total sales

and same-store sales,

respectively.

The
method of

calculating same-store

sales varies

across the

retail industry.

As a

result, our

same-store sales
calculation

may

not

be

comparable

to

similarly

titled

measures

reported

by

other

companies.

Total
revenues, comprised

of retail sales and other

revenue (principally

finance charges and

late fees on customer
accounts receivable,

gift

card

breakage, shipping

charges

for

e-commerce purchases

and

layaway fees),
decreased

by

1.3%

to

$759.3

million

in

fiscal

2022

compared

to

$769.3

million

in

fiscal

2021.

The
Company

operated

1,280

stores

at

January

28,

2023

compared

to

1,311

stores

operated

at

January

29,
2022.

In fiscal 2022, the Company opened 19 new stores and closed 50 stores.

Other

revenue,

a

component

of

total

revenues,

decreased

to

$6.9

million

in

fiscal

2022

from

$7.9
million in fiscal 2021.

The decrease resulted primarily due to

decreases in gift card breakage income and
e-commerce shipping revenues,

partially offset by an increase in finance and layaway charges.

Credit

revenue

of

$2.2

million

represented

0.3%

of

total

revenue

in

fiscal

2022,

a

$0.1

million
increase compared to fiscal 2021 credit

revenue of $2.1 million or 0.3% of

total revenue.

The increase in
credit revenue was

primarily due to

increases in finance

charges and late

fee income as

a result of

higher
accounts receivable

balances.

Credit revenue

is comprised

of interest

earned on

the Company’s

private
label credit

card portfolio

and related

fee income.

Related expenses

include

principally payroll,

postage
and

other

administrative

expenses

and

totaled

$1.7

million

in

fiscal

2022

compared

to

$1.4

million

in
fiscal 2021.

See Note

13 of

Notes to

Consolidated Financial

Statements for

a schedule

of credit-related
expenses. Total

credit segment

income before

taxes was

$0.6 million

in

fiscal 2022

and $0.6

million in
fiscal 2021.

Cost

of

goods sold

was $509.7

million, or

67.7% of

retail

sales, in

fiscal

2022 compared

to

$453.1
million, or 59.5% of retail sales, in fiscal 2021. The increase in cost of goods sold as a percentage of sales
resulted primarily

from

higher sales

of

marked down

goods

and

increases in

freight and

distribution

costs.

The Company

expects markdown

sales to

decrease in

2023 and

beyond, as

the markdown

sales increase

is

primarily

attributed

to

the

supply

chain

disruption

in

the

first

half

of

2022,

causing

goods

to

miss

their
optimum selling

times.

Cost of

goods sold

includes merchandise

costs, net

of discounts

and allowances,
buying costs,

distribution costs,

occupancy costs,

and freight

and inventory

shrinkage. Net

merchandise
costs

and

in-bound

freight

are

capitalized

as

inventory

costs.

Buying

and

distribution

costs

include
payroll, payroll-related

costs and

operating expenses

for the

buying departments

and distribution

center.
Occupancy

expenses

include

rent,

real

estate

taxes,

insurance,

common

area

maintenance,

utilities

and
maintenance

for

stores

and

distribution

facilities.

Total

gross

margin

dollars

(retail

sales

less

cost

of
goods

sold and excluding depreciation)

decreased by 21.3% to $242.7

million in fiscal 2022

from $308.3
million in fiscal 2021. Gross margin as presented may not be comparable to that of other companies.

Selling, general

and administrative expenses

(“SG&A”), which

primarily include corporate

and store
payroll,

related

payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card
processing fees were

$242.6 million in

fiscal 2022 compared

to $267.0 million

in fiscal 2021,

a decrease
of 9.1%.

As a

percent of

retail sales, SG&A

was 32.3%

compared to

35.1% in the

prior year.

The dollar
decrease in

SG&A expense was

primarily attributable to lower

employee benefit/bonus

expense and lower
insurance costs,

partially offset

by higher

store wages

resulting from

higher hourly

rates and increased

store
operating hours.

Depreciation

expense

was

$11.1

million

in

fiscal

2022

compared

to

$12.4

million

in

fiscal

2021.
Depreciation

expense

decreased

from

fiscal

2021

due

to

fully

depreciated

older

stores

and

prior

period
impairments

of

leasehold

improvements

and

fixtures,

partially

offset

by

store

development

and
information technology expenditures.

Interest and

other income

increased to

$5.9 million

in fiscal

2022 compared

to $2.1

million in

fiscal
2021.

The

increase

is

primarily

attributable

to

receiving

a

Business

Recovery

Grant

from

the

State

of
North

Carolina,

proceeds

from property

insurance

claims related

to

hurricanes in

fiscal

years

2021

and
2020 and an

increase in interest

income from short-term investments

due to rising

interest rates, partially
offset by lower short-term investments.

Income tax

expense was

$1.7 million,

or 0.2%

of retail

sales in

fiscal 2022

compared to

income tax
expense

of

$2.1

million,

or

0.3%

of

retail

sales

in

fiscal

2021.

The

income

tax

expense

decrease

was
primarily due

to lower

pre-tax income

and lower

federal, state

and local

tax benefits,

partially offset

by
Global Intangible Low-taxed Income (“GILTI”) and

non-deductible officer’s compensation. The effective
tax rate

was 98.4% (Expense)

in fiscal

2022 compared to

5.4% (Expense) in

fiscal 2021.

See Note 12

to
the Consolidated Financial Statements, “Income Taxes,” for further details.
Off-Balance Sheet Arrangements

None.
Critical Accounting Policies and Estimates

The Company’s

accounting policies are

more fully described

in Note

1 to the

Consolidated Financial
Statements. As disclosed

in Note 1

of Notes to

the Consolidated Financial

Statements, the preparation

of
the

Company’s

financial

statements

in

conformity with

generally

accepted

accounting

principles

in

the
United

States

(“GAAP”)

requires

management

to

make

estimates

and

assumptions

about

future

events
that

affect

the

amounts reported

in

the

financial statements

and

accompanying notes.

Future events

and
their

effects

cannot

be

determined

with

absolute

certainty.

Therefore,

the

determination

of

estimates
requires

the

exercise

of

judgment.

Actual

results

inevitably

will

differ

from

those

estimates,

and

such
differences

may

be

material

to

the

financial

statements.

The

most

significant

accounting

estimates
inherent

in

the

preparation

of

the

Company’s

financial

statements

include

the

allowance

for

customer
credit losses,

inventory shrinkage,

the calculation

of potential

asset impairment,

workers’ compensation,
general

and

auto

insurance

liabilities,

reserves

relating

to

self-insured

health

insurance,

uncertain

tax
positions, and valuation of deferred tax assets.

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

offices,

warehouse space

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
complex tax

regulations across

many jurisdictions.

Despite the

Company’s

belief that

the estimates

and
judgments

are

reasonable,

differences

between

the

estimated

and

actual

tax

liabilities

can

and

do

exist
from time to time.

These differences may arise from settlements

of tax audits, expiration of the statute of
limitations, and the evolution and application of the

various jurisdictional tax codes and regulations.

Any
differences will

be recorded

in the

period in

which they become

known and

could have

a material

effect
on the results of operations in the period the adjustment is recorded.

Deferred Tax Valuation

Allowance

The

Company

assesses

the

likelihood

that

deferred

tax

assets

will

be

realized

in

light

of

the
Company’s

current

financial

performance

and

projected

future

financial

performance.

Based

on

this
assessment, the

Company then

determines if

a valuation

allowance should

be recorded.

If the

Company
concludes

that

it

is

more

likely

than

not

that

the

Company

will

not

be

able

to

realize

its

tax

deferred
assets, a valuation allowance is recorded for the proportion of the deferred tax asset it determines may not be realized.
Liquidity, Capital Resources and Market Risk

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash
flows from operations, will be

adequate to fund the Company’s

regular operating requirements, including
$71.9 million

of lease

obligations and

planned investments

of

$22.1 million

of capital

expenditures,

for
fiscal 2023 and for the foreseeable future.

Cash

provided

by

operating

activities

during

fiscal

2022

was

$13.4

million

as

compared

to
$59.8 million provided

in fiscal

2021 and

$30.7 million

used in

fiscal 2020.

Cash provided

by operating
activities

during

2022

was

primarily

attributable

to

net

income

adjusted

for

depreciation,

share-based
compensation, impairment and

changes in working

capital. The decrease

of $46.4 million

for fiscal 2022
compared to

fiscal 2021

is primarily due

to lower net

operating income and

a decrease in

accounts payable
and accrued bonus and benefits, partially offset

by lower accounts receivable and merchandise

inventories.

At January

28, 2023,

the Company

had working

capital of

$74.7 million compared

to $111.5

million
and

$108.6

million

at

January

29,

2022

and

January

30,

2021,

respectively.

The

decrease in

working
capital

compared

to

the

prior

year

is

primarily

due

to

lower

short-term

investments

and

lower

inventory,
partially offset by lower accounts payable

and accrued bonus and benefits.

At January 28,

2023, the Company

had an

unsecured revolving credit

agreement, which provided

for
borrowings of

up to

$35.0 million less

the

balance of

any revocable

letters of

credit related

to

purchase
commitments,

and

was

committed

through

May

2027.

The

credit

agreement

contains

various

financial
covenants and limitations, including the maintenance of specific financial ratios with which the Company
was in compliance as of January 28, 2023. There were no borrowings outstanding under this credit facility

as of the fiscal year ended January 28, 2023 or the fiscal year ended

January 29, 2022.

The

Company

had

no

outstanding

revocable

letters

of

credit

relating

to

purchase

commitments

at
January 28, 2023, January 29, 2022 and January 30, 2021.

Expenditures

for

property

and

equipment

totaled

$19.4

million,

$4.1

million

and

$14.0

million

in
fiscal 2022,

2021 and

2020, respectively.

The

expenditures for

fiscal 2022

were primarily

for additional
investments in 19 new stores, distribution

center and information technology.

Net

cash

provided

by

investing

activities

totaled

$16.0

million

for

fiscal

2022

compared

to

$25.3
million used in

fiscal 2021 and

$64.5 million provided

for fiscal

2020.

In fiscal 2022,

the cash

provided
was

primarily

attributable

to

the

increase

in

net

sales

of

short-term

investments,

partially

offset

by
expenditures for property and equipment.

Net cash used by financing activities totaled $29.3 million in fiscal 2022 compared to net cash used of
$31.8 million

for fiscal

2021 and

$27.2 million

for fiscal

2020.

The decrease in cash used was

primarily
due to lower share repurchase amounts,

partially offset by higher dividend payments.

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

2023. The

state, municipal

and corporate

bonds and

asset-backed securities have

contractual
maturities which

range from

six

days to

3.9 years.

The U.S.

Treasury

Notes have

contractual maturities
which

range

from

three

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

28,

2023,

the

Company

had

$0.9

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

28,

2023

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

Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID
238
) .....................................

36

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

for the fiscal

years ended January 28, 2023, January 29, 2022 and January 30, 2021 ................................

...........

39

Consolidated Balance Sheets at January 28, 2023 and January 29, 2022

.............................................

40

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023,

January 29, 2022

and January 30, 2021................................

................................................................

.........................

41

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28,

2023,

January 29, 2022 and January 30, 2021 ................................................................

............................

42

Notes to Consolidated Financial Statements ..........................................................................................

43

Schedule II — Valuation

and Qualifying Accounts for the fiscal years ended January 28, 2023,

January 29, 2022 and January 30, 2021 ................................................................

............................

73

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation
Opinions on the Financial Statements and Internal Control over Financial

Reporting
We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries (the “Company”) as of January 28, 2023 and

January 29, 2022, and the related consolidated
statements of income (loss) and comprehensive income (loss), of stockholders’

equity and of cash flows
for each of the three years in the period ended January 28, 2023, including the related notes and financial
statement schedule listed in the accompanying index (collectively referred to as the “consolidated
financial statements”). We also have audited the Company's internal control over financial reporting as of
January 28, 2023, based on criteria established in Internal Control - Integrated Framework

(2013) issued
by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the
results of its operations and its cash flows for each of the three years in the period ended January 28, 2023
in conformity with accounting principles generally accepted in the United

States of America. Also in our
opinion, the Company maintained, in all material respects, effective internal control over financial
reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework
(2013) issued by the COSO.
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
Impairment of Long-Lived Assets - Store Location Asset Groupings
As described in Notes 1 and 6 to the consolidated financial statements,

the Company’s consolidated
property and equipment, net balance was $70.4 million, of which the store locations were a portion, and
consolidated operating lease right-of-use assets, net balance was $174.3 million as of January 28, 2023.
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
January 28, 2023.
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

These procedures included testing
the effectiveness of controls relating to management’s long-lived assets – store location recoverability test and determination of the fair value of the asset group. These procedures also included, among others (i)
testing the completeness and accuracy of underlying data used in the projected cash flows and store

location asset groupings, (ii) evaluating the reasonableness of management’s assumptions related to contribution margin projections by considering current and historical performance of the store location
asset groupings and whether the assumptions were consistent with evidence obtained in other areas of the
audit, (iii) evaluating the appropriateness of the projected cash flow model,

and (iv) evaluating
management’s assessment of the fair value of the leased assets included in the store location asset groupings.
/s/
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 23, 2023
We have served as the Company’s

auditor since 2003.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
Fiscal Year Ended
January 28, 2023 January 29, 2022 January 30, 2021
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
752,370
$
761,358
$
567,516

Other revenue (principally finance charges,

late fees and layaway charges)
6,890
7,913
7,595

Total revenues
759,260
769,271
575,111
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of

depreciation shown below)
509,664
453,065
433,187

Selling, general and administrative (exclusive

of depreciation shown below)
242,561
266,954
206,492

Depreciation
11,080
12,356
14,681

Interest expense
87
72
187

Interest and other income
(5,902)
(2,141)
(6,630)

Costs and expenses, net
757,490
730,306
647,917
Income (loss) before income taxes
1,770
38,965
(72,806)
Income tax expense (benefit)
1,741
2,121
(25,323)
Net income (loss) $
29
$
36,844
$
(47,483)
Basic earnings (loss) per share $
-
$
1.65
$
(2.01)
Diluted earnings (loss) per share $
-
$
1.65
$
(2.01)
Dividends per share $
0.68
$
0.45
$
0.33
Comprehensive income:
Net income (loss) $
29
$
36,844
$
(47,483)
Unrealized gain (loss) on available-for-sale

securities, net of deferred income taxes of

($
287
), ($
433
), and ($
79
) for fiscal 2022, 2021

and 2020, respectively
(958)
(1,435)
(268)
Comprehensive (loss) income

$
(929)
$
35,409
$
(47,751)
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS
January 28, 2023 January 29, 2022
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
20,005
$
19,759
Short-term investments
108,652
145,998
Restricted cash
3,787
3,918
Restricted short-term investments
-
1
Accounts receivable, net of allowance for customer credit losses of $
761

at

January 28, 2023 and $
803

at January 29, 2022
26,497
55,812
Merchandise inventories

112,056
124,907
Prepaid expenses and other current assets
6,676
5,273

Total Current Assets

277,673
355,668
Property and equipment – net

70,382
63,083
Deferred income taxes
9,213
9,313
Other assets

21,596
24,437
Right-of-Use assets - net
174,276
181,265

Total Assets

$
553,140
$
633,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
91,956
$
109,546
Accrued expenses

41,338
40,373
Accrued bonus and benefits

1,690
26,488
Accrued income taxes

613
920
Current lease liability
67,360
66,808

Total Current Liabilities

202,957
244,135
Other noncurrent liabilities
16,183
17,914
Lease liability
107,407
117,521
Commitments and contingencies - -
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares authorized,

none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,723,225

and
19,824,093

shares issued at

January 28, 2023 and January 29, 2022, respectively
632
669
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and
1,763,652

shares issued at

January 28, 2023 and January 29, 2022, respectively
59
59
Additional paid-in capital

122,431
119,540
Retained earnings

104,709
134,208
Accumulated other comprehensive income

(1,238)
(280)

Total Stockholders' Equity

226,593
254,196

Total Liabilities and Stockholders’ Equity

$
553,140
$
633,766
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Fiscal Year Ended
January 28, 2023 January 29, 2022 January 30, 2021
(Dollars in thousands)
Operating Activities:
Net income (loss)
$
29
$
36,844
$
(47,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation
11,080
12,356
14,681

Provision for customer credit losses
280
429
306

Purchase premium and premium amortization of investments
537
(332)
(691)

Gain on sale of assets held for investment
-
-
(2,298)

Share based compensation
2,606
4,090
4,092

Deferred income taxes
386
(3,194)
3,030

Loss on disposal of property and equipment
199
629
461

Impairment of assets
884
901
13,702

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
29,034
(3,499)
(26,935)

Merchandise inventories
12,851
(40,784)
31,242

Prepaid and other assets
1,543
(505)
(1,596)

Operating lease right-of-use assets and liabilities
(2,573)
(3,855)
(2,611)

Accrued income taxes
(307)
(1,118)
335

Accounts payable, accrued expenses and other liabilities
(43,179)
57,826
(16,945)
Net cash provided by (used in) operating activities
13,370
59,788
(30,710)
Investing Activities:
Expenditures for property and equipment

(19,433)
(4,105)
(13,956)
Purchase of short-term investments
(54,734)
(141,937)
(74,041)
Sales of short-term investments
90,190
121,110
149,298
Purchase of other assets
-
(400)
-
Sales of other assets
-
-
3,205
Net cash provided by (used in) investing activities
16,023
(25,332)
64,506
Financing Activities:
Dividends paid
(14,369)
(9,972)
(7,912)
Repurchase of common stock
(15,216)
(22,033)
(19,654)
Proceeds from line of credit
-
-
34,000
Payments to line of credit
-
-
(34,000)
Proceeds from employee stock purchase plan
307
204
391
Net cash used in financing activities
(29,278)
(31,801)
(27,175)
Net increase in cash, cash equivalents, and restricted cash
115
2,655
6,621
Cash, cash equivalents, and restricted cash at beginning of period
23,677
21,022
14,401
Cash, cash equivalents, and restricted cash at end of period

$
23,792
$
23,677
$
21,022
Non-cash activity:
Accrued plant and equipment $
685
$
657
$
343
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

deferred income tax benefit of $
79
-
-
-
(268)
(268)
Dividends paid ($
0.33

per share)
-
-
(7,912)
-
(7,912)
Class A common stock sold through employee stock purchase

plan
1
459
-
-
460
Share-based compensation expense
8
4,006
8
-
4,022
Repurchase and retirement of treasury shares
(67)
-
(18,768)
-
(18,835)
Balance — January 30, 2021 $
762
$
115,278
$
129,303
$
1,155
$
246,498
Comprehensive income:

Net income (loss)
-
-
36,844
-
36,844

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax benefit of $
433
-
-
-
(1,435)
(1,435)
Dividends paid ($
0.45

per share)
-
-
(9,972)
-
(9,972)
Class A common stock sold through employee stock purchase

plan
-
239
-
-
239
Share-based compensation expense
13
4,023
19
-
4,055
Repurchase and retirement of treasury shares
(47)
-
(21,986)
-
(22,033)
Balance — January 29, 2022 $
728
$
119,540
$
134,208
$
(280)
$
254,196
Comprehensive income:

Net income (loss)
-
-
29
-
29

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax benefit of $
287
-
-
-
(958)
(958)
Dividends paid ($
0.68

per share)
-
-
(14,369)
-
(14,369)
Class A common stock sold through employee stock purchase

plan
-
360
-
-
360
Share-based compensation expense
4
2,531
17
-
2,552
Repurchase and retirement of treasury shares
(41)
-
(15,176)
-
(15,217)
Balance — January 28, 2023 $
691
$
122,431
$
104,709
$
(1,238)
$
226,593
See notes to consolidated financial statements.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATE

MENTS
42
1.

Summary of Significant Accounting Policies:

Principles of Consolidation: The Consolidated Financial Statements include the accounts of The Cato
Corporation and

its

wholly-owned subsidiaries

(the “Company”).

All

significant intercompany

accounts
and transactions have been eliminated.

Description

of

Business

and

Fiscal
Year:

The

Company

has
two

reportable

segments

—

the
operation

of

a

fashion

specialty

stores

segment

(“Retail

Segment”)

and

a

credit

card

segment

(“Credit
Segment”). The

apparel specialty

stores operate

under the

names “Cato,”

“Cato Fashions,”

“Cato Plus,”
“It’s Fashion,” “It’s

Fashion Metro,” “Versona

”

and “Cache,” including e-commerce websites. The stores
are

located

primarily

in

strip

shopping

centers

principally

in

the

southeastern

United

States.

The
Company’s fiscal year ends

on the Saturday nearest January 31 of the subsequent year.

Fiscal years 2022,
2021 and 2020 are
52
-week years.

Use

of

Estimates:

The

preparation

of

the

Company’s

financial

statements

in

conformity

with
accounting

principles

generally accepted

in

the

United

States

(“GAAP”)

requires

management to

make
estimates

and

assumptions

that

affect

the

reported

amounts

of

assets

and

liabilities

and

disclosure

of
contingent

assets

and

liabilities

at

the

date

of

the

financial

statements

and

the

reported

amounts

of
revenues

and

expenses

during

the

reporting

period.

Actual

results

could

differ

from

those

estimates.
Significant

accounting

estimates

reflected

in

the

Company’s

financial

statements

include

the

allowance
for

customer

credit

losses,

inventory

shrinkage,

the

calculation

of

potential

asset

impairment,

workers’
compensation,

general

and

auto

insurance

liabilities,

reserves

relating

to

self-insured

health

insurance,
uncertain tax positions and valuation allowances on deferred tax assets.

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

Restricted Cash and Restricted Short-term

Investments:
The Company had $
3.8

million and $
3.9
million in

escrow at

January 28,

2023 and

January 29,

2022, respectively,

as

security and

collateral for
administration

of

the

Company’s

self-insured

workers’

compensation

and

general

liability

coverage,
which is

reported as

Restricted cash

and Restricted

short-term investments

on the

Consolidated Balance
Sheets.

Supplemental Cash Flow

Information:
Income tax

payments, net

of refunds

received, for

the fiscal
years ended

January 28,

2023, January

29, 2022

and January

30, 2021

were a

refund of

$
29,206,000
, a
payment of $
13,176,000

and a payment of $
6,825,000
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

Typical estimated useful lives are as follows:
`
Estimated
Classification Useful Lives
Land improvements

10

years
Buildings

30
-
40

years
Leasehold improvements

5
-
10

years
Fixtures and equipment

3
-
10

years
Information technology equipment and software

3
-
10

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

to
predict

and

may

be

subject

to

change.

Asset

impairment

charges

of

$
884,079
,

$
900,719

and

$
13,702,022
were incurred in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Other Assets:
Other assets are comprised

of long-term assets, primarily

insurance contracts related to
deferred compensation assets and land held for investment purposes.
` Balance as of
January 28, 2023 January 29, 2022
(Dollars in thousands)
Other Assets

Deferred Compensation Investments
$
9,274
$
11,472

Miscellaneous Investments
1,923
1,818

Other Deposits
571
1,319

Land Held for Investment
9,334
9,334

Other
494
494
Total

Other Assets
$
21,596
$
24,437

Leases:
The

Company

leases

all

of

its

retail

stores.

Most

lease

agreements

contain

construction
allowances and rent escalations.

For purposes of recognizing incentives and minimum rental expenses on

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
44
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

In addition,

a provision

is

made for

estimated rewards

cards issued
based on

purchases with the

Company’s propriety

credit card.

Amounts related to

shipping and handling
billed to customers

in a sales

transaction are classified

as Other revenue

and the costs

related to shipping
product to customers (billed and accrued) are classified as Cost of goods sold.

In accordance with ASU 2014-09,
Revenue from Contracts with Customers (Topic

606)

(“Topic 606”),
in

fiscal

2022,

2021

and

2020,

the

Company

recognized

$
256,000
,

$
1,482,000

and

$
891,000
,
respectively,

of

income

on

unredeemed

gift

cards

(“gift

card

breakage”)

as

a

component

of

Other
Revenue

on

the

Consolidated

Statements

of

Income (Loss)

and

Comprehensive Income

(Loss).

Under
Topic

606, the

Company recognizes

gift card

breakage using

an expected

breakage percentage

based on
redeemed

gift

cards.

See

Note

2

for

further

information

on

miscellaneous

income.

The

rewards

cards
issued by the Company have a 90-day expiration.

The Company

offers

its own

proprietary credit

card to

customers. All

credit activity

is performed

by
the

Company’s

wholly-owned

subsidiaries.

None

of

the

credit

card

receivables

are

secured.

The
Company

estimated

customer

credit

losses

of

$
349,000

and

$
485,000

for

the

twelve

months

ended
January 28,

2023 and

January 29,

2022, respectively,

on sales

purchased on

the Company’s

proprietary
credit card of $
23.3

million and $
18.7

million for the twelve months

ended January 28, 2023 and January
29, 2022, respectively.

The following table provides information about receivables

and contract liabilities from contracts with
customers (in thousands):
`
Balance as of
January 28, 2023
January 29, 2022
Proprietary Credit Card Receivables, net
$
10,553
$
8,998
Gift Card Liability $
8,523
$
8,308

Cost of Goods Sold:
Cost of goods sold

includes merchandise costs, net of

discounts and allowances,
buying costs, distribution costs, occupancy costs, freight,

and inventory shrinkage. Net merchandise costs
and

in-bound

freight

are

capitalized

as

inventory

costs.

Buying

and

distribution

costs

include

payroll,
payroll-related

costs

and

operating

expenses

for

the

Company’s

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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
45

Advertising:
Advertising

costs

are

expensed

in

the

period

in

which

they

are

incurred.

Advertising
expense was approximately $
6,868,000
, $
6,037,000

and $
4,385,000

for the fiscal years ended January 28,
2023, January 29, 2022 and January 30, 2021, respectively.

Stock Repurchase Program:

For the fiscal year ended January

28, 2023, the Company had

197,769
shares

remaining

in

open

authorizations.

There

is

no

specified

expiration

date

for

the

Company’s
repurchase

program. Share

repurchases

are

recorded in

Retained

earnings, net

of par

value.

From year
end

through

March

23,

2023,

the

Company repurchased
163,580

shares

for

$
1,481,433
.

The

Board

of
Directors

increased

the

Company’s

open

share

repurchase

authorization

by

one

million

shares

at

the
February 23, 2023 Board of Directors meeting.

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

Basic EPS

is computed

as net

income less

earnings allocated

to non-vested

equity awards

divided by
the

weighted

average

number

of

common

shares

outstanding

for

the

period.

Diluted

EPS

reflects

the
potential dilution that could

occur from common shares issuable

through stock options and

the Employee
Stock Purchase Plan.

The following

table reflects

the basic

and diluted

EPS calculations

for the

fiscal years

ended January
28, 2023, January 29, 2022 and January 30, 2021:
` Fiscal Year Ended
January 28, 2023
January 29, 2022 January 30, 2021
Numerator (Dollars in thousands)
Net earnings (loss) $
29
$
36,844
$
(47,483)
(Earnings) loss allocated to non-vested equity awards
12
(1,937)
2,096
Net earnings (loss) available to common stockholders $
41
$
34,907
$
(45,387)
Denominator
Basic weighted average common shares outstanding
19,930,960
21,113,828
22,536,090
Diluted weighted average common shares outstanding
19,930,960
21,113,828
22,536,090
Net income (loss) per common share
Basic earnings (loss) per share $
-
$
1.65
$
(2.01)
Diluted earnings (loss) per share $
-
$
1.65
$
(2.01)

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
46

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

Assistance
.

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

Recently

Issued

Accounting

Pronouncements:

The

Company

has

reviewed

recent

accounting
pronouncements and believe none will have a material impact on the Company’s financial statements.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
47
2.

Interest and Other Income:
The components of Interest and other income are shown below (in thousands):
Fiscal Year Ended
January 28, 2023 January 29, 2022 January 30, 2021
Dividend income
$
(47)
$
(76)
$
(5)
Interest income
(1,876)
(1,321)
(2,697)
State recovery grant
(1,431)
-
-
Insurance proceeds
(1,683)
-
-
Miscellaneous income
(896)
(580)
(627)
Net loss (gain) on investment sales
31
(164)
(3,301)
Interest and other income
$
(5,902)
$
(2,141)
$
(6,630)

In

fiscal

2022,

the

Company

received

$
1.4

million

from

the

state

of

North

Carolina’s

Business
Recovery

Program,

which

provides

aid

to

eligible

North

Carolina

businesses

that

suffered

significant
economic

damage from

the

COVID-19 pandemic.

Additionally,

in

fiscal

2022,

the

Company received
$
1.7

million in property insurance claims, including business interruption, from Hurricanes

Ida and Laura
in

2021

and

2020.

During

fiscal

2020,

the

Company

recorded

a

gain

on

the

sale

of

land

held

for
investment of $
2.3

million.

3.

Short-Term Investments:

At

January

28,

2023,

the

Company’s

investment

portfolio

was

primarily

invested

in

corporate

and
governmental debt

securities held

in managed

accounts.

These securities

are classified

as available-for-
sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with

unrealized

gains

and

temporary

losses

reported

net

of

taxes

in

Accumulated

other

comprehensive
income.

The

table

below

reflects

gross

accumulated

unrealized

gains

(losses)

in

short-term

investments

at
January 28, 2023 and January 29, 2022 (in thousands):
` January 28, 2023 January 29, 2022
Debt securities Debt securities
issued by the U.S issued by the U.S
Government, its various Government, its various
States, municipalities Corporate States, municipalities Corporate and agencies debt and agencies debt
of each securities Total of each securities Total
Cost basis $
51,372
$
59,541
$
110,913
$
50,554
$
96,352
$
146,906
Unrealized gains
-
-
-
-
-
-
Unrealized (loss)
(1,020)
(1,241)
(2,261)
(388)
(520)
(908)
Estimated fair value $
50,352
$
58,300
$
108,652
$
50,166
$
95,832
$
145,998

Accumulated

other

comprehensive

income

on

the

Consolidated

Balance

Sheets

reflects

the
accumulated

unrealized

gains

and

losses

in

short-term investments

in

addition

to

unrealized

gains

and
losses

from

equity

investments

and

restricted

cash

investments.

The

table

below

reflects

gross
accumulated unrealized

gains and

losses in

these investments

at January

28, 2023

and January

29, 2022
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
48
` January 28, 2023 January 29, 2022
Deferred Unrealized
Deferred Unrealized
Unrealized Tax Benefit/ Net Gain/
Unrealized Tax Benefit/ Net Gain/
Security Type Gain/(Loss) (Expense) (Loss) Gain/(Loss) (Expense) (Loss)
Short-Term Investments $
(2,261)
$
521
$
(1,740)
$
(908)
$
211
$
(697)
Equity Investments
652
(150)
502
543
(126)
417
Total $
(1,609)
$
371
$
(1,238)
$
(365)
$
85
$
(280)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
49
4.

Fair Value Measurements:

The following tables set forth information regarding the Company’s financial assets that are measured
at fair value as of January 28, 2023 and January 29, 2022 (in thousands):

` Prices in

Active Significant

Markets for Other Significant

Identical Observable Unobservable

January 28, 2023
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
23,102
$
-
$
23,102
$
-

Corporate Bonds
47,901
-
47,901
-

U.S. Treasury/Agencies Notes and Bonds
27,250
-
27,250
-

Cash Surrender Value of Life Insurance
9,274
-
-
9,274

Asset-backed Securities (ABS)
9,373
-
9,373
-

Corporate Equities
923
923
-
-

Commercial Paper
1,026
-
1,026
-
Total Assets $
118,849
$
923
$
108,652
$
9,274
Liabilities:

Deferred Compensation
(8,903)
-
-
(8,903)
Total Liabilities $
(8,903)
$
-
$
-
$
(8,903)
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

2023. The

state, municipal

and corporate bonds

and asset-backed securities

have contractual
maturities which

range from
six days

to
3.9 years
. The

U.S. Treasury

Notes and

Certificates of

Deposit
have

contractual

maturities

which

range

from
three days

to
1.6 years
.

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

28,

2023,

the

Company

had

$
0.9

million

of

corporate

equities,

which

are
recorded within Other assets in the

Consolidated Balance Sheets.

At January 29, 2022, the Company had
$
0.8

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

January 28, 2023 and
January 29, 2022

(in thousands):
` Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at January 29, 2022 $
11,472

Redemptions
(1,718)

Total gains or (losses)

Included in interest and other income (or

changes in net assets)
(480)
Ending Balance at January 28, 2023 $
9,274
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 29, 2022 $
(10,020)

Redemptions
1,142

Additions
(379)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
354
Ending Balance at January 28, 2023 $
(8,903)
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

— (Continued)
52
5. Accounts Receivable:
Accounts receivable consist of the following (in thousands):
January 28, 2023
January 29, 2022
Customer accounts — principally deferred payment accounts

$
11,313
$
9,800
Income tax receivable
6,442
38,361
Miscellaneous receivables

3,991
3,540
Bank card receivables
5,512
4,914
Total

27,258
56,615
Less allowance for customer credit losses
761
803
Accounts receivable — net

$
26,497
$
55,812

Finance charge

and late

charge

revenue on

customer deferred

payment accounts

totaled $
2,243,000
,
$
2,066,000

and $
2,658,000

for the fiscal
years ended January 28, 2023, January 29, 2022

and January 30,
2021,

respectively,

and

charges

against

the

allowance

for

customer

credit

losses

were

approximately
$
280,000
,

$
429,000

and

$
306,000

for

the

fiscal

years

ended

January

28,

2023,

January

29,

2022

and
January

30,

2021,

respectively.

Expenses

relating

to

the

allowance

for

customer

credit

losses

are
classified

as

a

component

of

Selling,

general

and

administrative

expense

in

the

accompanying
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).
6. Property and Equipment:
Property and equipment consist of the following (in thousands):
January 28, 2023
January 29, 2022
Land and improvements

$
13,595
$
13,595
Buildings

35,537
35,403
Leasehold improvements

77,609
79,327
Fixtures and equipment

174,640
178,027
Information technology equipment and software
38,202
34,758
Construction in progress

12,989
1,498
Total

352,572
342,608
Less accumulated depreciation

282,190
279,525
Property and equipment — net

$
70,382
$
63,083

Construction in progress primarily represents costs related to new store development,
distribution center improvements and investments in new technology.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
53
7. Accrued Expenses:
Accrued expenses consist of the following (in thousands):
January 28, 2023
January 29, 2022
Accrued employment and related items

$
7,377
$
6,388
Property and other taxes

16,546
16,930
Accrued self-insurance

7,968
8,463
Fixed assets
685
657
Other

8,762
7,935
Total

$
41,338
$
40,373
Prior period balances in the table above have been reclassified to conform to current
period presentation.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
54
8.

Financing Arrangements:

At January

28, 2023,

the Company

had an

unsecured revolving

credit agreement,

which provided

for
borrowings of

up to

$
35.0

million less

the

balance of

any revocable

letters of

credit related

to

purchase
commitments,

and

was

committed

through
May 2027
.

The

credit agreement

contains various

financial
covenants

and

limitations,

including

the

maintenance

of

specific

financial

ratios

with

which

the

Company
was in compliance as of January 28, 2023.

There were
no

borrowings outstanding under this credit facility as
of January 28,

2023 or January

29, 2022.

At January 28,

2023, the weighted

average interest rate

under the
credit facility was
zero

due to
no

borrowings outstanding at the end of

the year.

At January

28, 2023

and January

29, 2022,

the Company

had
no

outstanding revocable

letters of

credit
relating to purchase commitments.
9.

Stockholders’ Equity:

The

holders

of

Class A

Common

Stock

are

entitled

to
one vote per share
,

whereas

the

holders

of
Class B Common Stock are entitled

to
ten votes per share
. Each share of

Class B Common Stock may be
converted at any time into one share of Class A Common Stock
. Subject to the rights of the holders of any
shares of

Preferred Stock

that may

be outstanding

at the

time, in

the event

of liquidation,

dissolution or
winding

up

of

the

Company,

holders

of

Class A

Common

Stock

are

entitled

to

receive

a

preferential
distribution of $
1.00

per share of the

net assets of the Company.

Cash dividends on the

Class B Common
Stock cannot be

paid unless cash

dividends of at

least an equal

amount are paid

on the Class A

Common
Stock.

The

Company’s

certificate of

incorporation

provides that

shares

of

Class B Common

Stock

may be
transferred

only

to

certain

“Permitted

Transferees”

consisting

generally

of

the

lineal

descendants

of
holders

of

Class B

Common

Stock,

trusts

for

their

benefit,

corporations

and

partnerships controlled

by
them and the

Company’s employee benefit

plans. Any transfer

of Class B Common Stock

in violation of
these

restrictions,

including

a

transfer

to

the

Company,

results

in

the

automatic

conversion

of

the
transferred

shares

of

Class B

Common

Stock

held

by

the

transferee

into

an

equal

number

of

shares

of
Class A Common Stock.
10.

Employee Benefit Plans:

The

Company

has

a

defined

contribution

retirement

savings

plan

(“401(k)

plan”)

which

covers

all
associates

who

meet

minimum

age

and

service

requirements.
The 401(k) plan allows participants to
contribute up to 75% of their annual compensation up to the maximum elective deferral, designated by the IRS
.

The

Company

is

obligated

to

make

a

minimum

contribution

to

cover

plan

administrative
expenses. Further Company contributions

are at the discretion

of the Board of

Directors. The Company’s
contributions

for

the

years

ended

January

28,

2023,

January

29,

2022

and

January

30,

2021

were
approximately $
1,184,000
, $
1,210,000

and $
0
, respectively.

The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements
.

The amount

of the
Company’s discretionary

contribution to the ESOP

is determined by the

Compensation Committee of the
Board

of

Directors

and

can

be

made

in

Company

Class

A

Common

stock

or

cash.

The

Committee
approved

a

contribution to

the

ESOP

for

the

year

ended January

28,

2023

of

$
32,510
.

The

Company’s
contribution

was

$
29,430,000

and

$
0

for

the

years

ended

January

29,

2022

and

January

30,

2021,
respectively.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
55

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

11

Leases:

The Company determines whether an

arrangement is a lease

at inception. The Company has

operating
leases for

stores,

offices,

warehouse space

and equipment.

Its

leases

have remaining

lease terms

of
one
year

to
10 years
, some of which include options to

extend the lease term for
up to five years
, and some of
which

include

options

to

terminate

the

lease
within one year
.

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

The components of lease cost are shown below (in thousands):
` Fiscal Year Ended
January 28, 2023 January 29, 2022
Operating lease cost (a) $
71,513
$
68,763
Variable

lease cost (b)
$
3,127
$
3,041
(a) Includes right-of-use asset amortization of ($
1.7
) million and ($
2.2
) million for the twelve months
ended January 28, 2023 and January 29, 2022, respectively.
(b) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.

Supplemental cash flow

information and

non-cash activity related

to the

Company’s operating

leases
are as follows (in thousands):
Operating cash flow information:
Fiscal Year Ended
January 28, 2023 January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities $
67,194
$
63,201
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations
$
57,628
$
40,756

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
56

Weighted-average

remaining lease

term and

discount rate

for the

Company’s

operating leases

are as
follows:
`
As of
January 28, 2023 January 29, 2022
Weighted-average remaining lease term
2.5

years
2.7

years
Weighted-average discount rate
3.13%
3.55%

Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):
Fiscal Year
2023 $
71,850
2024
50,732
2025
33,236
2026
18,534
2027
8,505
Thereafter
1,513
Total lease payments
184,370
Less: Imputed interest
9,603
Present value of lease liabilities $
174,767
12.

Income Taxes:

Unrecognized

tax

benefits

for

uncertain

tax

positions,

primarily

recorded

in

Other

noncurrent
liabilities, are established in accordance

with ASC 740 when, despite

the fact that the

tax return positions
are

supportable, the

Company believes

these

positions may

be

challenged

and the

results

are

uncertain.

The

Company adjusts

these

liabilities

in

light

of

changing

facts

and

circumstances.

As

of

January

28,
2023,

the

Company had

gross

unrecognized

tax

benefits

totaling

approximately

$
4.9

million,

of

which
approximately

$
6.0

million (inclusive

of

interest)

would

affect

the

effective

tax

rate

if

recognized.

The
Company had approximately $
2.0

million, $
2.0

million and $
2.8

million of interest and

penalties accrued
related

to

uncertain

tax

positions

as

of

January

28,

2023,

January

29,

2022

and

January

30,

2021,
respectively.

The

Company recognizes

interest

and

penalties

related

to

the

resolution

of

uncertain

tax
positions

as

a

component

of

income

tax

expense.

The

Company

recognized

$
517,000
,

$
452,000

and
$
424,000

of interest

and penalties

in the

Consolidated Statements

of Income

(Loss) and

Comprehensive
Income (Loss) for the years ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

The

Company is

no

longer

subject

to

U.S.

federal

income

tax

examinations

for

years

before

2019.

In
state

and

local

tax

jurisdictions,

the

Company

has

limited

exposure

before

2012.

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
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
57
`
January 28, 2023 January 29, 2022 January 30, 2021
Fiscal Year

Ended
Balances, beginning
$
5,286
$
5,946
$
7,942

Additions for tax positions of the current year
431
1,312
286

Additions for tax positions prior years
137
680
-
Reduction for tax positions of prior years for:

Settlements during the period
-
-
614

Lapses of applicable statutes of limitations
(968)
(2,652)
(2,896)
Balances, ending
$
4,886
$
5,286
$
5,946

The provision for income taxes consists of

the following (in thousands):
`
January 28, 2023
January 29, 2022 January 30, 2021
Fiscal Year

Ended
Current income taxes:

Federal
$
(817)
$
2,532
$
(31,927)

State
(231)
802
1,842

Foreign
2,403
1,984
1,731

Total
1,355
5,318
(28,354)
Deferred income taxes:

Federal
200
(2,558)
1,905

State
186
(639)
1,129

Foreign
-
-
(3)

Total
386
(3,197)
3,031
Total income tax expense (benefit)
$
1,741
$
2,121
$
(25,323)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
58

Significant

components of

the

Company’s deferred

tax assets

and liabilities

as of

January

28,

2023

and
January 29, 2022 are as follows

(in thousands):
`
January 28, 2023 January 29, 2022
Deferred tax assets:
Allowance for customer credit losses
$
162
$
171
Inventory valuation
1,042
1,176
Non-deductible accrued liabilities
1,435
1,367
Other taxes
875
1,135
Federal benefit of uncertain tax positions
851
972
Equity compensation expense
2,892
3,666
Net operating losses
5,567
4,206
Charitable contribution carryover
216
241
State tax credits
340
1,115
Lease liabilities
40,090
42,268
Property and equipment
3,400
2,257
Other
2,822
2,036
Total deferred

tax assets before valuation allowance
59,692
60,610
Valuation

allowance
(5,058)
(4,473)
Total deferred

tax assets after valuation allowance
54,634
56,137
Deferred tax liabilities:
Right-of-Use assets
44,732
46,320
Accrued self-insurance reserves
689
504
Total deferred

tax liabilities
45,421
46,824
Net deferred tax assets $
9,213
$
9,313
The changes in the valuation allowance are presented below:
January 28, 2023 January 29, 2022
Valuation

Allowance Beginning Balance
$
(4,473)
$
(5,256)

Net Valuation

Allowance (Additions) / Reductions
(585)
783
Valuation

Allowance Ending Balance
$
(5,058)
$
(4,473)

As of January 28, 2023, the Company had $
0.3

million of state tax credits to offset future state income tax expense, which are set to expire

by fiscal 2023.

Based on the available evidence, the

Company has recorded
a valuation allowance of $
0.3

million.

As of

January

28,

2023,

the

Company

had $
5.6

million

of

state net

operating

loss

carryforwards.

The
Company assessed the likelihood that deferred tax assets related to state net operating loss carryforwards will be realized.

Based on

this assessment, the

Company concluded

that it is

more likely

than not the

Company
will not be

able to realize

$
4.8

million of the

net operating losses

and, accordingly, has

recorded a valuation
allowance for the same amount.
The net change

in the valuation

allowance

for the years

ended January 28, 2023 and January 29,

2022 is
due to state net operating losses and

state tax credits.

As

of

January

28,

2023,

the

Company’s

position

is

that

its

overseas

subsidiaries

will

not

invest
undistributed

earnings

indefinitely.

Future

unremitted

earnings

when

distributed

are

expected

to

be

either

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
59
distributions

of

GILTI-previously

taxed income

or eligible

for

a
100
%

dividends received

deduction.

The
withholding

tax

rate

on

any

unremitted

earnings

is
zero

and

state

income

taxes

on

such

earnings

are
considered

immaterial.

Therefore,

the

Company

has

not

provided

deferred

U.S.

income

taxes

on
approximately $
31.7

million of earnings from non-U.S. subsidiaries.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
60

The reconciliation of the Company’s effective

income tax rate with the

statutory rate is as follows:
`
January 28, 2023
January 29, 2022 January 30, 2021
Fiscal Year

Ended
Federal income tax rate
21.0
%
21.0
%
21.0
%
State income taxes
(36.4)
2.7
4.0
CARES ACT - Carryback differential
-
(5.8)
18.3
Global intangible low-taxed income
333.0
6.7
(5.3)
Foreign tax credit
(11.2)
(4.3)
-
Foreign rate differential
(74.4)
(2.8)
1.2
Offshore claim
(141.2)
(5.5)
2.5
Limitation on officer compensation
27.2
1.9
(0.4)
Work opportunity credit
(63.7)
(1.8)
0.2
Addback on wage related credits
13.4
0.4
-
Tax exempt interest
(14.4)
-
-
Insurance
(8.1)
(1.0)
-
Charitable contribution of inventory
-
(1.1)
(0.2)
Uncertain tax positions
(18.7)
(3.5)
3.3
Deferred rate change
1.1
0.1
(0.1)
Valuation

allowance
70.9
(2.1)
(5.7)
Other
(0.1)
0.5
(4.0)
Effective income tax rate
98.4
%
5.4
%
34.8
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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
61
The following schedule summarizes certain segment

information (in thousands):
`
Fiscal 2022 Retail Credit Total
Revenues $
757,017
$
2,243
$
759,260
Depreciation
11,078
2
11,080
Interest and other income
5,902
-
5,902
Income (loss) before taxes
1,179
591
1,770
Capital expenditures
19,433
-
19,433
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
Capital expenditures
13,955
1
13,956
Retail Credit Total
Total assets as of January 28,

2023
$
514,609
$
38,531
$
553,140
Total assets as of January 29,

2022
595,487
38,279
633,766
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
Selling, general and administrative expenses (in thousands):
Fiscal Year

Ended
`
January 28, 2023 January 29, 2022 January 30, 2021
Payroll $
527
$
501
$
541
Postage
406
342
360
Other expenses
717
595
590
Total expenses $
1,650
$
1,438
$
1,491
14.

Stock Based Compensation:

As of

January 28,

2023, the Company

had
two

long-term compensation plans

pursuant to which

stock-
based

compensation

was

outstanding.

The

2018

Incentive

Compensation

Plan

and

2013

Incentive
Compensation Plan

are for

the granting

of various

forms of

equity-based awards,

including restricted

stock
and stock options for grant, to officers, directors and key employees. Effective May 24, 2018,

shares for grant

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
62
were no longer available under

the 2013 Incentive Compensation Plan.

The following table presents the number of options and shares of restricted stock initially authorized
and available for grant under each of the plans as of January 28, 2023:

`
2013 2018
Plan Plan Total
Options and/or restricted stock initially authorized
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

January 29, 2022
-
3,580,471
3,580,471

January 28, 2023
-
3,461,061
3,461,061

In accordance with

ASC 718, the

fair value of

current restricted stock

awards is estimated

on the
date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line

basis over a
five year

vesting period. As of January

28, 2023, there

was $
10,543,000

of
total unrecognized

compensation expense

related to

unvested restricted

stock awards,

which is

expected
to be recognized over

a remaining weighted-average vesting period of
2.1

years.

The total grant date fair
value

of

the

shares

recognized

as

compensation

expense

during

the

twelve

months

ended

January

28,
2023, January

29, 2022

and January

30, 2021

was $
2,556,000
, $
4,055,000

and $
4,023,000
, respectively.

The decrease

in total

compensation expense

for fiscal

2022 is

due to

a true-up

resulting from

forfeitures
driven

by

the

retirement

of

several

senior

members

of

management.

The

expenses

are

classified

as

a
component

of

Selling,

general

and

administrative

expenses

in

the

Consolidated

Statements

of

Income
(Loss) and Comprehensive Income (Loss).
The following summary shows

the changes in the

shares of unvested

restricted stock outstanding

during
the years ended January 28, 2023,

January 29, 2022 and January 30, 2021:
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

Forfeited or expired
(59,003)
13.95

Restricted stock awards at January 29, 2022
1,196,288
$
13.76

Granted
319,441
13.70

Vested
(231,638)
16.99

Forfeited or expired
(224,658)
13.43

Restricted stock awards at January 28, 2023
1,059,433
$
13.10

The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a
limited

number

of

shares

of

the

Company’s

Class

A

Common

Stock

during

each

semi-annual

offering
period at

a
15
% discount through

payroll deductions. During

the twelve

month period ended

January 28,
2023, the

Company sold
31,994

shares to

employees at an

average discount of

$
1.70

per share

under the

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
63
Employee Stock Purchase Plan.

The compensation expense

recognized for the
15
% discount given

under
the

Employee

Stock

Purchase

Plan

was

approximately

$
54,000
,

$
36,000

and

$
69,000

for

fiscal

years
2022, 2021 and 2020,

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

January 28, 2023:
`
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 29, 2022 $
(280)

Other comprehensive income (loss) before

reclassification
(982)

Amounts reclassified from accumulated

other comprehensive income (b)
24
Net current-period other comprehensive income
(loss)
(958)
Ending Balance at January 28, 2023 $
(1,238)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive
income (“OCI”).
(b) Includes $
31

impact of accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The

tax impact of this reclassification was $
7
. Amounts
in parentheses indicate a debit/reduction to OCI.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
64

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

28, 2023.

Based on this

evaluation, our Principal

Executive Officer

and Principal Financial

Officer concluded that,
as

of January

28, 2023,

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
2023

based

on

the

Internal

Control

–

Integrated

Framework
(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”).

Based

on

this

evaluation,
management concluded

that our

internal control

over financial

reporting was

effective as

of January

28,
2023.

PricewaterhouseCoopers

LLP,

an

independent

registered

public

accounting

firm,

has

audited

the
effectiveness of our internal

control over financial reporting as

of January 28, 2023, as

stated in its report
which is included herein.
Changes in Internal Control Over Financial Reporting

No

change

in

the

Company’s

internal

control

over

financial

reporting

(as

defined

in

Exchange

Act
Rule

13a-15(f))

has

occurred

during

the

Company’s

fiscal

quarter

ended

January

28,

2023

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

2023

annual

stockholders’

meeting

(the

“2023

Proxy

Statement”)

is

incorporated

by
reference

in

response

to

this

Item 10.

The

information

in

response

to

this

Item 10

regarding

executive
officers

of the

Company is

contained in

Item 3A, Part I

hereof under

the caption

“Executive Officers

of
the Registrant.”
Item 11. Executive Compensation:

Information contained under the captions

“2022 Executive Compensation” (except for

the information
under

the

heading

“Pay

Versus

Performance”),

“Fiscal

Year

2022

Director

Compensation,”

and
“Corporate

Governance

Matters-Compensation

Committee

Interlocks

and

Insider

Participation”

in

the
Company’s 2023 Proxy Statement is incorporated by reference in response to this Item.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder

Matters:
Equity Compensation Plan Information

The

following

table

provides

information

about

stock

options

outstanding

and

shares

available

for
future awards under all of the Company’s equity compensation plans. The information is as of January

28,
2023.
(a)
Number of Securities to
be Issued upon
Exercise of
Outstanding Options,
Warrants and Rights
(1)
(b)
Weighted-Average
Exercise Price of
Outstanding Options,
Warrants and Rights
(1)
(c)
Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
(Excluding Securities
Reflected in Column
(a)) (2)
Plan Category

Equity compensation plans approved

by security holders

- -
3,673,917
Equity compensation plans not

approved by security holders

- - -
Total

- -
3,673,917

(1)

There are no outstanding stock options, warrants or stock appreciation rights.

(2)

Includes the following:

Under

the

Company’s

stock

incentive

plan,

referred

to

as

the

2018

Incentive

Compensation

Plan,

3,461,061

shares

are

available

for

grant.

Under

this

plan,

non-
qualified stock options may be granted to key associates.

Under

the

2021

Employee Stock

Purchase

Plan,

212,856 shares

are

available. Eligible

associates
may

participate

in

the

purchase

of

designated

shares

of

the

Company’s

common

stock.

The
purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the
end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Beneficial

Owners and Management”
in the 2023 Proxy Statement is incorporated by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Information

contained

under

the

caption

“Certain

Relationships

and

Related

Person

Transactions,”
“Corporate

Governance

Matters-Director

Independence”

and

“Meetings

and

Committees”

in

the

2023
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

2023

Proxy

Statement

is
incorporated by reference in response to this Item.

PART

IV
Item 15. Exhibits and Financial Statement Schedules:

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm

....................................................................

36
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss) for the fiscal

years ended January 28, 2023, January 29, 2022 and January 30, 2021

................................................

39
Consolidated Balance Sheets at January 28, 2023 and January 29, 2022

.................................................

40
Consolidated Statements of Cash Flows for the fiscal years ended

January 28, 2023, January 29, 2022

and January 30, 2021 ................................................................................................................................

41
Consolidated Statements of Stockholders’ Equity for the fiscal years ended

January 28, 2023,

January 29, 2022 and January 30, 2021

....................................................................................................

42
Notes to Consolidated Financial Statements

.............................................................................................

43

(2) Financial Statement Schedule: The following report and

financial statement schedule is filed

herewith:
Schedule II — Valuation and Qualifying Accounts .................................................................................

73

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
2022.

10.13
First Amendment, dated as of June 6, 2022, to Credit Agreement, dated as of May 19,
2022, among the Registrant, the guarantors party hereto, the banks party thereto and Wells
Fargo Bank, National Association, as Agent, incorporated by reference to Exhibit 10.1 to
Form 10-Q of the Registrant for the quarter ended July 30, 2022.

21.1**

Subsidiaries
of Registrant
.

23.1**

Consent of Independent Registered Public Accounting Firm.

31.1**

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2**

Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**

Section 1350 Certification of Chief Executive Officer.

32.2**

Section 1350 Certification of Chief Financial Officer.
101.1** The following materials from Registrant’s Annual Report on form 10-K for the fiscal year ended January 28, 2023, formatted in Inline XBRL:

(i) Consolidated Statements of Income
(Loss) and Comprehensive Income (Loss) for the fiscal years ended

January 28, 2023, January
29, 2022 and January 30, 2021;

(ii) Consolidated Balance Sheets at January 28, 2023 and
January 29, 2022; (iii) Consolidated Statements of Cash Flows for

the fiscal years ended
January 28, 2023, January 29, 2022 and January 30, 2021;

(iv) Consolidated Statements of
Stockholders’ Equity for the fiscal years ended January 28, 2023,

January 29, 2022 and
January 30, 2021; and (v) Notes to Consolidated Financial Statements.
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
Date: March 23, 2023

Pursuant to the

requirements of the

Securities Exchange

Act of 1934,

this report has

been signed below

on March 23,

2023
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
Additions charged to costs and expenses

485
13,464
Additions (reductions) charged to other accounts

98
(c)
(1,447)
Deductions

(385)
(d)
(14,721)
Balance at January 29, 2022 $
803
$
8,271
Additions charged to costs and expenses

349
13,287
Additions (reductions) charged to other accounts

84
(c)
638
Deductions

(475)
(d)
(14,523)
Balance at January 28, 2023 $
761
$
7,673
(a)

Deducted from trade accounts receivable.
(b)

Reserve for Workers' Compensation,

General Liability and Healthcare.
(c)

Recoveries of amounts previously written off.
(d)

Uncollectible accounts written off.