Form 10-Q
period 2023-04-29
CATO CORP
filed 2023-05-25
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
April 29, 2023
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
As of April 29, 2023, there were
18,479,615

shares of Class A common stock and
1,763,652

shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended April 29, 2023
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income 2
For the Three Months Ended

April 29, 2023 and April 30, 2022
Condensed Consolidated Balance Sheets 3
At April 29, 2023 and

January 28, 2023

Condensed Consolidated Statements of Cash Flows 4
For the Three Months Ended April 29, 2023 and

April 30, 2022
Condensed Consolidated Statements of Stockholders’ Equity 5
For the Three Months Ended April 29, 2023 and

April 30, 2022
Notes to Condensed Consolidated Financial Statements 6 - 18
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
Item 4. Mine Safety Disclosures 28
Item 5. Other Information 28
Item 6. Exhibits 28
Signatures 29

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended
April 29, 2023
April 30, 2022
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
190,311
$
204,933

Other revenue (principally finance charges, late fees and

layaway charges)
1,739
1,788

Total revenues
192,050
206,721
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown below)
122,087
132,243

Selling, general and administrative (exclusive of depreciation shown below)
61,934
60,441

Depreciation
2,357
2,743

Interest and other income
(897)
(403)

Costs and expenses, net
185,481
195,024
Income before income taxes
6,569
11,697
Income tax expense
2,141
1,949
Net income $
4,428
$
9,748
Basic earnings per share $
0.22
$
0.46
Diluted earnings per share $
0.22
$
0.46
Comprehensive income:
Net income $
4,428
$
9,748
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
107

and an income tax benefit of $
362
355
(1,206)

for April 29, 2023 and April 30, 2022, respectively
Comprehensive income $
4,783
$
8,542
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
April 29, 2023 January 28, 2023
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
39,642
$
20,005
Short-term investments

87,750
108,652
Restricted cash
3,826
3,787
Accounts receivable, net of allowance for customer credit losses of

$
761

and $
761

at April 29, 2023 and January 28, 2023, respectively
28,192
26,497
Merchandise inventories

106,813
112,056
Prepaid expenses and other current assets
7,298
6,676

Total Current Assets

273,521
277,673
Property and equipment – net

74,187
70,382
Deferred income taxes
9,938
9,213
Other assets

21,478
21,596
Right-of-Use assets – net

155,512
174,276

Total Assets

$
534,636
$
553,140
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
88,508
$
91,956
Accrued expenses

42,593
41,338
Accrued bonus and benefits

2,154
1,690
Accrued income taxes

2,679
613
Current lease liability
49,707
67,360

Total Current Liabilities

185,641
202,957
Other noncurrent liabilities
16,449
16,183
Lease liability
105,765
107,407
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized, none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,479,615

and
18,723,225

shares issued

at April 29, 2023 and January 28, 2023, respectively
624
632
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and

1,763,652

shares issued at April 29, 2023 and January 28, 2023, respectively
59
59
Additional paid-in capital

123,555
122,431
Retained earnings

103,426
104,709
Accumulated other comprehensive income

(883)
(1,238)

Total Stockholders' Equity

226,781
226,593

Total Liabilities and Stockholders’ Equity

$
534,636
$
553,140
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Three Months Ended
April 29, 2023
April 30, 2022
(Dollars in thousands)
Operating Activities:
Net income
$
4,428
$
9,748
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation
2,357
2,743
Provision for customer credit losses
98
72
Purchase premium and premium amortization of investments
(18)
388
Share-based compensation
958
624
Deferred income taxes
(832)
-
(Gain) Loss on disposal of property and equipment
(33)
16
Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable
(1,793)
(4,382)

Merchandise inventories
5,243
(2,669)

Prepaid and other assets
(618)
474

Operating lease right-of-use assets and liabilities
(532)
(590)

Accrued income taxes
2,066
1,142

Accounts payable, accrued expenses and other liabilities
(1,429)
(8,331)
Net cash provided (used) by operating activities
9,895
(765)
Investing Activities:
Expenditures for property and equipment

(6,170)
(4,440)
Purchase of short-term investments
(5,914)
(1,529)
Sales of short-term investments
27,421
25,566
Net cash provided (used) by investing activities
15,337
19,597
Financing Activities:
Dividends paid
(3,455)
(3,638)
Repurchase of common stock
(2,267)
(9,162)
Proceeds from employee stock purchase plan
166
91
Net cash provided (used) by financing activities
(5,556)
(12,709)
Net increase (decrease) in cash, cash equivalents, and restricted cash
19,676
6,123
Cash, cash equivalents, and restricted cash at beginning of period
23,792
23,678
Cash, cash equivalents, and restricted cash at end of period

$
43,468
$
29,801
Non-cash activity:
Accrued other assets and property and equipment $
644
$
2,971
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — January 28, 2023 $
691
$
122,431
$
104,709
$
(1,238)
$
226,593
Comprehensive income:

Net income
-
-
4,428
-
4,428

Unrealized net gains on available-for-sale securities, net of deferred income tax expense of $
107
-
-
-
355
355
Dividends paid ($
0.17

per share)
-
-
(3,455)
-
(3,455)
Class A common stock sold through employee stock purchase

plan
-
195
-
-
195
Share-based compensation issuances and exercises
-
-
3
-
3
Share-based compensation expense
-
929
-
-
929
Repurchase and retirement of treasury shares
(8)
-
(2,259)
-
(2,267)
Balance — April 29, 2023 $
683
$
123,555
$
103,426
$
(883)
$
226,781
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — January 29, 2022 $
728
$
119,540
$
134,208
$
(280)
$
254,196
Comprehensive income:

Net income
-
-
9,748
-
9,748

Unrealized net losses on available-for-sale securities, net of deferred income tax benefit of $
362
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

29, 2023

and for

the thirteen-week

periods
ended

April 29,

2023 and

April

30,

2022

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
The interim financial

statements should be read

in conjunction with

the consolidated financial statements
and

notes

thereto,

included

in

the

Company’s

Annual

Report

on

Form

10-K

for

the

fiscal

year

ended
January 28, 2023.

Amounts as of January 28, 2023 have been derived from the audited balance sheet, but do not include all disclosures required by

accounting principles generally accepted in the United States of
America.
On May 18, 2023, the Board of Directors maintained the quarterly dividend at

$
0.17

per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
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

for Class A and

Class B shares and

the EPS amounts reported

herein are applicable
to both Class A and Class B

shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan.

Three Months Ended
April 29, 2023
April 30, 2022
(Dollars in thousands)
Numerator
Net earnings $
4,428
$
9,748
Earnings allocated to non-vested equity awards
(227)
(541)
Net earnings available to common stockholders $
4,201
$
9,207
Denominator
Basic weighted average common shares outstanding
19,303,048
20,149,201
Diluted weighted average common shares outstanding
19,303,048
20,149,201
Net income per common share
Basic earnings per share $
0.22
$
0.46
Diluted earnings per share $
0.22
$
0.46

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
8
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended April 29, 2023:
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2023 $
(1,238)

Other comprehensive income (loss) before

reclassification
355

Amounts reclassified from accumulated

other comprehensive income
-
Net current-period other comprehensive income (loss)
355
Ending Balance at April 29, 2023 $
(883)
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
$4

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was
$1
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
9
NOTE 4 – FINANCING ARRANGEMENTS:
At

April

29,

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

2023.

There

were
no

borrowings

outstanding,

nor

any

outstanding
letters of

credit that

reduced borrowing availability,

as of

April 29,

2023.

The weighted

average interest
rate under the credit facility was
zero

at April 29, 2023 due to
no

outstanding borrowings.
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The

Company

has

determined

that

it

has

four

operating

segments,

as

defined

under

ASC

280

–
Segment
Reporting
, including Cato,

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

The products

sold in each

retail operating

segment are

similar in

nature, as
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

29,

2023,
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
Three Months Ended
April 29, 2023 Retail Credit Total
Revenues
$191,434
$616
$192,050
Depreciation
2,357
-
2,357
Interest and other income
(897)
-
(897)
Income before taxes
6,382
187
6,569
Capital expenditures
6,170
-
6,170
Three Months Ended
April 30, 2022 Retail Credit Total
Revenues
$206,208
$513
$206,721
Depreciation
2,743
-
2,743
Interest and other income
(403)
-
(403)
Income before taxes
11,613
84
11,697
Capital expenditures
4,440
-
4,440
Retail Credit Total
Total assets as of April 29, 2023
$495,730
$38,906
$534,636
Total assets as of January 28, 2023
514,609
38,531
553,140
The

Company

evaluates

segment

performance

based

on

income

before

taxes.

The

Company

does

not
allocate certain corporate expenses or

income taxes to the credit segment.
The following schedule

summarizes the direct

expenses of the

credit segment which

are reflected in

Selling,
general and administrative expenses (in

thousands):
Three Months Ended
April 29, 2023 April 30, 2022
Payroll $
134
$
137
Postage
101
93
Other expenses
194
199
Total expenses $
429
$
429

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
11
NOTE 6 – SHARE BASED COMPENSATION:
As of

April 29,

2023, the

Company had

two long-term

compensation plans

pursuant to

which stock-based
compensation

was

outstanding

or

could

be

granted.

The

2018

Incentive

Compensation

Plan

and

2013
Incentive

Compensation

Plan

are

for

the

granting

of

various

forms

of

equity-based

awards,

including
restricted stock and stock options for grant

to officers, directors and key

employees. Effective May 24, 2018,
shares for grant were no longer available

under the 2013 Incentive Compensation Plan.
The

following

table

presents

the

number

of

options

and

shares

of

restricted

stock

initially

authorized

and
available for grant under each of

the plans as of April 29,

2023:

2013 2018
Plan Plan Total
Options and/or restricted stock initially authorized
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

April 29, 2023
-
3,473,475
3,473,475
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to

compensation expense

on a

straight-line basis

over the

related vesting

periods. As

of April
29,

2023

and

January

28,

2023,

there

was

$
9,329,000

and

$
10,543,000
,

respectively,

of

total
unrecognized compensation

expense related

to

unvested restricted

stock awards,

which had

a remaining
weighted-average vesting period of
1.9

years and
2.1

years, respectively. The

total compensation expense
during the

three months

ended April

29, 2023

was $
932,000

compared to

$
603,000

for the

three months
ended

April

30,

2022.

These

expenses

are

classified

as

a

component

of

Selling,

general

and
administrative expenses in the Condensed Consolidated Statements of Income.
The following

summary shows the

changes in the

shares of

unvested restricted

stock outstanding

during the
three months ended April

29, 2023:
Weighted
Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at January 28, 2023
1,059,433
$
13.10

Granted
-
-
Vested
-
-
Forfeited or expired
(12,414)
13.45

Restricted stock awards at April 29, 2023
1,047,019
$
13.09

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
12
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount through payroll deductions. During the three months ended April 29, 2023 and

April 30, 2022,
the Company sold
22,194

and
9,468

shares to employees at an average discount of $
1.32

and $
2.21

per share,
respectively, under

the Employee

Stock Purchase

Plan. The

compensation expense

recognized for

the
15
%
discount

given

under

the

Employee

Stock

Purchase

Plan

was

approximately

$
29,000

and

$
21,000

for

the
three

months

ended

April

29,

2023

and

April

30,

2022,

respectively.

These

expenses

are

classified

as

a
component

of

Selling,

general

and

administrative

expenses

in

the

Condensed

Consolidated

Statements

of
Income.
NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets

and

liabilities that

are
measured at fair value (in thousands)

as of April 29, 2023 and January

28, 2023:
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
April 29, 2023
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
22,187
$
-
$
22,187
$
-

Corporate Bonds
40,057
-
40,057
-

U.S. Treasury/Agencies Notes and Bonds
16,541
-
16,541
-

Cash Surrender Value of Life Insurance
9,281
-
-
9,281

Asset-backed Securities (ABS)
7,925
-
7,925
-

Corporate Equities
801
801
-
-

Commercial Paper
1,039
-
1,039
-
Total Assets $
97,831
$
801
$
87,749
$
9,281
Liabilities:

Deferred Compensation
$
(8,731)
$
-
$
-
$
(8,731)
Total Liabilities $
(8,731)
$
-
$
-
$
(8,731)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
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
$
(8,903)
$
-
$
-
$
(8,903)
Total Liabilities $
(8,903)
$
-
$
-
$
(8,903)
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental

debt securities

held in

managed accounts

with underlying

ratings

of

A

or better

at

April 29,
2023

and

January

28,

2023.

The

state,

municipal

and

corporate

bonds

and

asset-backed

securities

have
contractual maturities

which range

from
two days

to
3.6

years. The

U.S. Treasury

Notes and

Certificates of
Deposit have contractual maturities

which range from
one day

to
2.8

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

29,

2023,

the

Company

had

$
0.8

million

of

corporate

equities

and

deferred
compensation plan assets

of $
9.3

million.

At January 28,

2023, the Company

had $
0.9

million of corporate
equities and deferred compensation

plan assets of $
9.3

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
14
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

29, 2023 and January 28, 2023

(dollars in thousands):
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2023 $
9,274
Redemptions
-
Additions
-
Total gains or (losses)

Included in interest and other income (or changes in net assets)
7

Included in other comprehensive income
-
Ending Balance at April 29, 2023 $
9,281
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2023 $
(8,903)

Redemptions
292

Additions
(82)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
(38)

Included in other comprehensive income
-
Ending Balance at April 29, 2023 $
(8,731)
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 29, 2022 $
11,472
Redemptions
(1,718)
Additions
-

Total gains or (losses)

Included in interest and other income (or changes in net assets)
(480)

Included in other comprehensive income
-
Ending Balance at January 28, 2023 $
9,274
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
15
Deferred Compensation
Beginning Balance at January 29, 2022 $
(10,020)

Redemptions
1,142

Additions
(379)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
354

Included in other comprehensive income
-
Ending Balance at January 28, 2023 $
(8,903)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
16
NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
The

Company

has

reviewed

recent

accounting

pronouncements

and

believe

none

will

have

a

material
impact on the Company’s financial statements.
NOTE 9 – INCOME TAXES:
The Company had an effective tax rate for the

first quarter of 2023 of
32.6
% compared to an effective tax
rate of
16.7
% for the first quarter of 2022. The increase in the 2023 first quarter tax rate was primarily due
to

higher

Global

Intangible

Low-taxed

Income

(GILTI),

partially

offset

by

the

foreign

rate

differential
and offshore claim, as a percentage on lower pre-tax earnings.
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

of

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
The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s

wholly-owned subsidiaries.
No
ne

of the

credit card

receivables are

secured.

The

Company
estimated customer credit losses of

$
121,000

and $
86,000

for the periods ended April

29, 2023 and April

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
17
30, 2022,

respectively,

on sales

purchased by

the Company’s

proprietary credit

card of

$
5.8

million and
$
5.7

million for the periods ended April 29, 2023 and April 30, 2022, respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):
Balance as of
April 29, 2023 January 28, 2023
Proprietary Credit Card Receivables, net
$
10,749
$
10,553
Gift Card Liability $
7,296
$
8,523
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
The components of lease cost are shown below (in thousands):
` Three Months Ended
April 29, 2023 April 30, 2022
Operating lease cost (a) $
18,078
$
17,754
Variable

lease cost (b)
$
594
$
768
(a) Includes right-of-use asset amortization of ($
0.3
) million and ($
0.4
) million for the three months ended
April 29, 2023 and April 30, 2022, respectively.
(b) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
18
Operating cash flow information:
Three Months Ended
April 29, 2023 April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities $
17,345
$
16,836
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
1,904
$
3,515
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:
As of
April 29, 2023 April 30, 2022
Weighted-average remaining lease term
2.2

Years
2.4

Years
Weighted-average discount rate
3.20%
2.92%
As of

April 29,

2023, the maturities

of lease

liabilities by fiscal

year for

the Company’s

operating leases
are as follows (in thousands):
Fiscal Year
2023 (a) $
52,516
2024
49,829
2025
32,563
2026
18,657
2027
8,648
Thereafter
1,603
Total lease payments
163,816
Less: Imputed interest
8,344
Present value of lease liabilities
$
155,472
(a) Excluding the 3 months ended April 29, 2023.

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

or

market

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

of any such new stores

to grow
and

perform

as

expected;

adverse

weather,

public

health

threats

(including

the

global

COVID-19
pandemic)

or

similar

conditions that

may affect

our

sales

or

operations; inventory

risks

due

to

shifts

in
market

demand,

including

the

ability

to

liquidate

excess

inventory

at

anticipated

margins;

adverse
developments or volatility affecting the financial services industry or broader financial markets; and

other
factors discussed under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal
year ended

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

critical

accounting

policies

and

estimates

are

more

fully

described

in

“Management’s
Discussion and Analysis of Financial Condition and Results of Operations” in the

Company’s Annual Report
on

Form

10-K

for

the

fiscal

year

ended

January

28,

2023.

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

Company’s financial
statements include the

allowance for customer

credit losses, inventory

shrinkage, the calculation

of potential
asset

impairment,

workers’

compensation,

general

and

auto

insurance

liabilities,

reserves

relating

to

self-
insured health insurance, and uncertain tax

positions.
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
Three Months Ended
April 29, 2023 April 30, 2022
Total retail sales 100.0% 100.0%
Other revenue 0.9 0.9
Total revenues 100.9 100.9
Cost of goods sold (exclusive of depreciation) 64.2 64.5
Selling, general and administrative (exclusive of depreciation) 32.5 29.5
Depreciation 1.2 1.3
Interest and other income (0.5) (0.2)
Income before income taxes 3.5 5.7
Net income 2.3 4.8

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
“Financial Statements” section of this Quarterly Report on Form

10-Q, as well as our 2022
Form 10-K.
Recent Developments
Inflationary Cost Pressure and Rising Interest Rates
The

current

inflationary

environment

continues

to

negatively

impact

the

Company’s

operating

costs,
including

higher

wages,

operating

supplies

and

services.

In

addition,

increased

costs

for

fuel,

food,

and
housing, including rent,

as well as

other consumable products

across the economy,

are negatively impacting
our

customers’

disposable income,

and

our customers’

willingness to

purchase discretionary

items

such as
apparel, jewelry and shoes.
In

response

to

inflationary

pressures,

the

Federal

Reserve

began

raising

interest

rates

and

is

committed

to
continue raising

interest rates

until inflationary

pressures subside.

These rising interest

rates have

adversely
affected

the

availability

and

cost

of

credit

for

both

businesses

and

our

customers.

In

addition,

the

rising
interest rates are increasing the costs

related to revolving credit, auto loans and

mortgages, which continue to
negatively impact

our customers’

discretionary income.

Additionally,

rising interest

rates

may

continue to
negatively impact our customers’ willingness

to purchase our products.
We believe

price increases

and rising

interest rates

impacted the

first quarter

of fiscal

2023 and

will likely
continue

to have

a negative

impact

on

consumer

behavior and,

by

extension,

our

results

of operations

and
financial condition during the remainder of

fiscal 2023.
Labor Challenges and Wage Inflation

The

tight

labor

market

has

increased

competition

for

labor

among

consumer-facing

companies.

This
competition

for

labor

has

driven

significant

increases

in

wages

in

order

to

compete

for

sufficient

labor
availability and/or

to

prevent

the loss

of existing

workforce in

our stores,

distribution center

and corporate
office. We expect these pressures to

continue in fiscal 2023.
Comparison of First Quarter of 2023

with 2022
Total retail sales for the first quarter

were $190.3 million compared to

last year’s first quarter sales of

$204.9
million.

Sales

decreased

primarily

due

to

a

decrease

in

same-store

sales

and

sales

from

stores

that

were
closed in the past 12 months, partially offset by sales from stores opened in the past 12 months. The decrease
in

same-store

sales

is

primarily

from

fewer

transactions

due

to

the

aforementioned

pressures

on

our
customers’

disposable

income,

partially

offset

by

higher

average

sales

per

transaction.

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

5.1%

of

sales

for

the

first

quarter

of

fiscal

2023

and

are

included

in

the

same-store

sales

calculation.

Total

revenues,

comprised

of

retail

sales

and

other

revenue

(principally

finance

charges

and

late

fees

on

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
23
customer accounts

receivable, shipping

charged to

customers for

e-commerce purchases

and layaway

fees),
were

$192.1

million

for

the

first

quarter

ended

April

29,

2023,

compared

to

$206.7

million

for

the

first
quarter ended April 30, 2022. The

Company operated 1,264 stores at April 29,

2023 compared to 1,315 stores
at the

end of

last fiscal

year’s first

quarter.

For the

first three

months of

fiscal 2023,

the Company

opened
four stores

and permanently

closed 20 stores.

The Company

currently anticipates closing

approximately 80
stores in fiscal 2023.
Credit revenue of $0.6 million represented 0.3% of total revenues in the first quarter of fiscal 2023,

compared
to

2022

credit

revenue

of

$0.5

million

or

0.2%

of

total

revenues.

Credit

revenue

is

comprised

of

interest
earned on the Company’s private label credit card portfolio and related fee income.

Related expenses include
principally payroll, postage and

other administrative expenses, and

totaled $0.4 million in

the first quarter of
2023, compared to last year’s

first quarter expenses of $0.4 million.

Other revenue, a component of

total revenues, was $1.7 million for the first

quarter of fiscal 2023, compared
to

$1.8

million

for

the

prior

year’s

comparable

first

quarter.

The

slight

decrease

was

due

to

lower

e-
commerce shipping revenue, partially offset by higher finance charges and layaway fees.
Cost of goods

sold was $122.1

million, or 64.2%

of retail sales for

the first quarter of

fiscal 2023, compared
to $132.2 million,

or 64.5% of

retail sales in

the first quarter

of fiscal 2022.

The overall decrease

in cost of
goods sold as

a percent of

retail sales

for the first

quarter of 2023

resulted primarily

from both

lower ocean
freight

costs

and

outbound

freight

costs

to

our

stores,

partially

offset

by

deleveraging

of

occupancy

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
by 6.1% to

$68.2 million for

the first quarter

of fiscal 2023

compared to $72.7

million in the

first quarter of
fiscal 2022.

Gross margin as presented may not be comparable

to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising,

and bank and credit card processing fees.

SG&A
expenses were

32.5% of

retail sales for

the first

quarter of

fiscal 2023,

compared to

29.5% of

retail sales

in
the first quarter of fiscal 2022. The

increase in SG&A as a

percent of retail sales was due

primarily to higher
operating costs, driven in part by higher wages as a result of the tight labor market and expenses related to the
closure of 20 stores in

the quarter, partially offset by lower insurance

expense.
Depreciation expense was $2.4 million, or 1.2% of retail sales for the first quarter of fiscal 2023, compared to
$2.7 million, or

1.3% of retail

sales for the

first quarter of

fiscal 2022. The

decrease in depreciation

expense
was attributable to older stores being

fully depreciated.
Interest

and

other

income

was

$0.9

million,

or

0.5%

of

retail

sales

for

the

first

quarter

of

fiscal

2023,
compared

to

$0.4

million,

or

0.2%

of

retail

sales

for

the

first

quarter

of

fiscal

2022.

The

increase

was
primarily attributable

to an

increase in

interest rates

earned on

short-term investments,

partially offset

by a
decrease in short-term investments.
Income tax expense

was $2.1 million or

1.1% of retail sales

for the first quarter

of fiscal 2023,

compared
to

income

tax

expense

of

$1.9

million,

or

1.0%

of

retail

sales

for

the

first

quarter

of

fiscal

2022.

The

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
24
effective

income tax

rate for

the first

quarter of

fiscal 2023

was 32.6%

compared to

16.7% for

the first
quarter

of

2022.

The

increase

in

the

2023

first

quarter

tax

rate

was

primarily

due

to

higher

Global
Intangible Low-taxed Income (GILTI), partially offset by the foreign rate differential and offshore claim.
LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations

and borrowings available

under its revolving

credit agreement,

will be

adequate to fund

the
Company’s regular operating requirements

and expected capital expenditures

for fiscal 2023 and the

next 12
months.
Cash

provided

by

operating

activities

for

the

first

three

months

of

fiscal

2023

was

primarily

generated

by
earnings adjusted

for

depreciation and

changes in

working

capital. The

increase in

cash

provided

of

$10.7
million

for

the

first

three

months

of

fiscal

2023

as

compared

to

the

first

three

months

of

fiscal

2022

was
primarily due

to a

decrease in

inventory and

a smaller

decrease in

accounts payable,

accrued expenses

and
other liabilities compared to year-end,

partially offset by lower net income.
At April 29,

2023, the Company

had working capital

of $87.9 million

compared to $74.7

million at January
28,

2023.

The

increase

is

primarily

attributable

to

an

increase

in

accounts

receivable,

lower

current

lease
liability and accounts payable partially offset by

lower merchandise inventory.
At

April

29,

2023,

the

Company

had

an

unsecured

revolving

credit

agreement,

which

provides

for
borrowings of

up to

$35.0 million

less the

balance of

any revocable

letters of

credit related

to purchase
commitments,

and

is

committed

through

May

2027.

The

credit

agreement

contains

various

financial
covenants and limitations, including the maintenance of specific financial ratios with which the Company
was

in

compliance

as

of

April

29,

2023.

There

were

no

borrowings

outstanding,

nor

any

outstanding
letters of

credit that

reduced borrowing availability,

as of

April 29,

2023.

The weighted

average interest
rate under the credit facility was zero at April 29, 2023 due to no outstanding borrowings.
Expenditures

for

property

and

equipment

totaled

$6.2

million

in

the

first

three

months

of

fiscal

2023,
compared

to

$4.4

million

in

last

year’s

first

three

months.

The

increase

in

expenditures

for

property

and
equipment

was

primarily

due

to

costs

associated

with

opening

four

new

stores

and

capital

investments

in
information

technology

and

the

distribution

center.

For

the

full

fiscal

2023

year,

the

Company

expects

to
invest approximately $22.1 million in capital

expenditures, including distribution center automation projects.
Net

cash

provided

by

investing

activities

totaled

$15.3

million

in

the

first

three

months

of

fiscal

2023
compared to $19.6 million provided in the comparable period of fiscal 2022. The decrease is primarily due to
higher purchases of short-term

investments and an increase

in capital expenditures, partially

offset by higher
sales of short-term investments.
Net cash used in

financing activities totaled $5.6

million in the first

three months of fiscal

2023 compared to
$12.7 million used

in the comparable

period of fiscal

2022, primarily due

to a decrease

in share repurchases
and dividends paid.
On May 18, 2023, the Board of

Directors maintained the quarterly dividend at

0.17 per share.
As

of

April

29,

2023,

the

Company

had

944,379

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
2023

and

January

28,

2023.

The

state,

municipal

and

corporate

bonds

and

asset-backed

securities

have
contractual maturities

which range

from two

days to

3.6 years.

The U.S.

Treasury Notes

and Certificates

of
Deposit have contractual maturities

which range from

one day to 2.8

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

29,

2023,

the

Company

had

$0.8

million

of

corporate

equities

and

deferred
compensation plan assets

of $9.3 million.

At January 28,

2023, the Company

had $0.9 million

of corporate
equities and deferred compensation

plan assets of $9.3

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

related

to

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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal

quarter ended April 29, 2023

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

2023.

These risks

could materially

affect our

business, financial

condition or

future results;

however, they

are not
the only risks we face.

Additional risks and uncertainties not currently known to

us or that we currently deem
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended April 29, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
February 2023 57,930 $ 9.39 57,930
March 2023 195,460 8.81 195,460
April 2023 - - -
Total 253,390 $ 8.95 253,390 944,379
(1)
Prices include trading costs.
(2)
As of January

28, 2023, the

Company’s share

repurchase program had

197,769 shares remaining
in

open

authorizations.

The

Board

of

Directors

authorized

an

additional

1,000,000

shares

for
repurchase under

the

program at

its

February 23,

2023 meeting.

During the

first

quarter ended
April

29,

2023,

the

Company

repurchased

and

retired

253,390

shares

under

this

program

for
approximately $2,266,727

or an

average market

price of

$8.95 per

share.

As of

April 29,

2023,
the

Company

had

944,379

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

2023,

formatted

in

Inline
XBRL:

(i)

Condensed

Consolidated

Statements

of

Income

and
Comprehensive

Income

for

the

Three

Months

ended

April

29,

2023
and

April

30,

2022;

(ii)

Condensed

Consolidated

Balance

Sheets

at
April

29,

2023

and

January

28,

2023;

(iii)

Condensed

Consolidated
Statements of Cash Flows

for the Three Months

Ended April 29, 2023
and

April

30,

2022;

(iv)

Condensed

Consolidated

Statements

of
Stockholders’ Equity

for the

Three Months

Ended April

29, 2023

and
April

30,

2022;

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
May 25, 2023
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
May 25, 2023 /s/ Charles D. Knight
Date
Charles D. Knight

Executive Vice President
Chief Financial Officer