Form 10-Q
period 2023-07-29
CATO CORP
filed 2023-08-23
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
July 29, 2023
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

29, 2023, there

were
18,825,772

shares of Class A common

stock and
1,763,652

shares of Class B common

stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended July 29, 2023
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) 3
For the Three Months and Six Months Ended

July 29, 2023 and July 30, 2022
Condensed Consolidated Balance Sheets 4
At July 29, 2023 and January 28, 2023
Condensed Consolidated Statements of Cash Flows 5
For the Six Months Ended July 29, 2023 and July

30, 2022
Condensed Consolidated Statements of Stockholders’ Equity 6 – 7
For the Six Months Ended July 29, 2023 and July

30, 2022
Notes to Condensed Consolidated Financial Statements 8 – 22
For the Three Months and Six Months Ended

July 29, 2023 and July 30, 2022
Item 2.
Management’s Discussion and Analysis

of Financial Condition and
Results of Operations
23 – 29
Item 3. Quantitative and Qualitative Disclosures About Market Risk 29
Item 4. Controls and Procedures 29
PART

II – OTHER INFORMATION
Item 1. Legal Proceedings 30
Item 1A. Risk Factors 30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 31
Item 3. Defaults Upon Senior Securities 31
Item 4. Mine Safety Disclosures 31
Item 5. Other Information 31
Item 6. Exhibits 31
Signatures 32

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Three Months Ended Six Months Ended
July 29, 2023 July 30, 2022 July 29, 2023 July 30, 2022
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
181,181
$
195,006
$
371,492
$
399,939

Other revenue (principally finance charges, late fees and

layaway charges)
1,690
1,858
3,429
3,646

Total revenues
182,871
196,864
374,921
403,585
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown

below)
117,617
131,749
239,704
263,992

Selling, general and administrative (exclusive of

depreciation

shown below)
61,618
60,768
123,552
121,209

Depreciation
2,510
2,811
4,867
5,554

Interest and other income
(1,334)
(1,884)
(2,231)
(2,287)

Costs and expenses, net
180,411
193,444
365,892
388,468
Income before income taxes
2,460
3,420
9,029
15,117
Income tax expense
1,333
5,694
3,475
7,643
Net income (loss) $
1,127
$
(2,274)
$
5,554
$
7,474
Basic earnings (loss) per share $
0.06
$
(0.11)
$
0.27
$
0.35
Diluted earnings (loss) per share $
0.06
$
(0.11)
$
0.27
$
0.35
Comprehensive income:
Net income (loss) $
1,127
$
(2,274)
$
5,554
$
7,474
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
50

and $
156

for the three and

six months ended July 29, 2023 and $
18

and $(
343
) for

the three and six months ended July 30, 2022, respectively
167
61
522
(1,145)
Comprehensive income (loss) $
1,294
$
(2,213)
$
6,076
$
6,329
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
July 29, 2023 January 28, 2023
ASSETS (Dollars in thousands)
Current Assets:
Cash and cash equivalents

$
55,977
$
20,005
Short-term investments

77,222
108,652
Restricted cash
3,877
3,787
Accounts receivable, net of allowance for customer credit losses of

$
763

and $
761

at July 29, 2023 and January 28, 2023, respectively
26,915
26,497
Merchandise inventories

92,718
112,056
Prepaid expenses and other current assets
7,098
6,676

Total Current Assets

263,807
277,673
Property and equipment – net

73,871
70,382
Noncurrent deferred income taxes
9,888
9,213
Other assets

21,770
21,596
Right-of-Use assets – net

138,331
174,276

Total Assets

$
507,667
$
553,140
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
84,867
$
91,956
Accrued expenses

38,546
41,338
Accrued employee benefits and bonus
997
1,690
Accrued income taxes

3,561
613
Current lease liability
32,431
67,360

Total Current Liabilities

160,402
202,957
Other noncurrent liabilities
16,342
16,183
Lease liability
105,390
107,407
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized, none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,825,772

shares and
18,723,225

shares

issued at July 29, 2023 and January 28, 2023, respectively
636
632
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;

1,763,652

shares and
1,763,652

shares

issued at July 29, 2023 and January 28, 2023, respectively
59
59
Additional paid-in capital

124,798
122,431
Retained earnings

100,756
104,709
Accumulated other comprehensive income (loss)
(716)
(1,238)

Total Stockholders' Equity

225,533
226,593

Total Liabilities and Stockholders' Equity

$
507,667
$
553,140
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Six Months Ended
July 29, 2023
July 30, 2022
(Dollars in thousands)
Operating Activities:
Net income $
5,554
$
7,474
Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation
4,867
5,554

Provision for customer credit losses
248
145

Purchase premium and premium amortization of investments
(97)
607

Share-based compensation
2,192
2,028

Deferred income taxes
(832)
-

Loss on disposal of property and equipment
1
93

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
(666)
30,837

Merchandise inventories
19,338
8,314

Prepaid and other assets
(667)
(24)

Operating lease right-of-use assets and liabilities
(1,001)
(1,207)

Accrued income taxes
2,948
5,168

Accounts payable, accrued expenses and other liabilities
(10,306)
(42,013)
Net cash provided by operating activities
21,579
16,976
Investing Activities:
Expenditures for property and equipment

(8,470)
(10,384)
Purchase of short-term investments
(14,497)
(28,385)
Sales of short-term investments
46,777
48,917
Net cash provided by investing activities
23,810
10,148
Financing Activities:
Dividends paid
(6,962)
(7,270)
Repurchase of common stock
(2,563)
(9,596)
Proceeds from employee stock purchase plan
198
147
Net cash used in financing activities
(9,327)
(16,719)
Net increase in cash, cash equivalents, and restricted cash
36,062
10,405
Cash, cash equivalents, and restricted cash at beginning of period
23,792
23,678
Cash, cash equivalents, and restricted cash at end of period

$
59,854
$
34,083
Non-cash activity:
Accrued other assets and property and equipment $
572
$
751
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
Comprehensive income:

Net income

-
-
1,127
-
1,127

Unrealized net gains on available-for-sale securities, net of deferred income tax expense of $
50
-
-
-
167
167
Dividends paid ($
0.17

per share)
-
-
(3,507)
-
(3,507)
Class A common stock sold through employee stock purchase

plan
1
31
-
-
32
Share-based compensation issuances and exercises
-
-
-
-
-
Share-based compensation expense
12
1,212
3
-
1,227
Repurchase and retirement of treasury shares
(1)
-
(293)
-
(294)
Balance — July 29, 2023 $
695
$
124,798
$
100,756
$
(716)
$
225,533
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
Comprehensive income:

Net loss
-
-
(2,274)
-
(2,274)

Unrealized net gains on available-for-sale securities, net of deferred income tax expense of $
18
-
-
-
61
61
Dividends paid ($
0.17

per share)
-
-
(3,632)
-
(3,632)
Class A common stock sold through employee stock purchase

plan
-
62
-
-
62
Share-based compensation issuances and exercises

7
308
6
-
321
Share-based compensation expense
-
1,077
-
-
1,077
Repurchase and retirement of treasury shares
(1)
-
(433)
-
(434)
Balance — July 30, 2022
$
714
$
121,696
$
124,848
$
(1,425)
$
245,833
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
8
NOTE 1 - GENERAL :
The condensed consolidated financial statements

as of July 29,

2023 and for the
twenty-six-week

periods
ended

July

29,

2023

and

July

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

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
9
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
has resolved to continue this

practice.

Accordingly, the Company’s allocation

of income for purposes

of the
EPS

computation

is

the

same

for

Class

A

and

Class

B

shares

and

the

EPS

amounts

reported

herein

are
applicable to both Class A and Class

B shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan.

Three Months Ended Six Months Ended
July 29, 2023
July 30, 2022
July 29, 2023
July 30, 2022
(Dollars in thousands)
Numerator
Net earnings (loss) $
1,127
$
(2,274)
$
5,554
$
7,474
(Earnings) loss allocated to non-vested equity awards
(54)
132
(292)
(405)
Net earnings (loss) available to common stockholders $
1,073
$
(2,142)
$
5,262
$
7,069
Denominator
Basic weighted average common shares outstanding
19,395,484
20,005,315
19,349,266
20,077,258
Diluted weighted average common shares outstanding
19,395,484
20,005,315
19,349,266
20,077,258
Net income (loss) per common share
Basic earnings (loss) per share $
0.06
$
(0.11)
$
0.27
$
0.35
Diluted earnings (loss) per share $
0.06
$
(0.11)
$
0.27
$
0.35

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
10
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended July 29, 2023:
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at April 29, 2023 $
(883)

Other comprehensive income before

reclassification
164

Amounts reclassified from accumulated

other comprehensive income (b)
3
Net current-period other comprehensive income
167
Ending Balance at July 29, 2023 $
(716)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.
(b) Includes $
4

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
1
.
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

six months ended July 29, 2023:
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2023 $
(1,238)

Other comprehensive income before

reclassification
519

Amounts reclassified from accumulated

other comprehensive income (b)
3
Net current-period other comprehensive income
522
Ending Balance at July 29, 2023 $
(716)
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

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
11
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME

(CONTINUED):
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended July 30, 2022:
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at April 30, 2022 $
(1,486)

Other comprehensive income before

reclassifications
64

Amounts reclassified from accumulated

other comprehensive income (b)
(3)
Net current-period other comprehensive income
61
Ending Balance at July 30, 2022 $
(1,425)
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

Other comprehensive income before

reclassifications
(1,139)

Amounts reclassified from accumulated

other comprehensive income (b)
(6)
Net current-period other comprehensive income
(1,145)
Ending Balance at July 30, 2022 $
(1,425)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to other comprehensive income.
(b) Includes $
7

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
1
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
12
NOTE 4 – FINANCING ARRANGEMENTS:
As of July

29, 2023, the

Company has an

unsecured revolving credit

line, which

provides for borrowings

of
up to $
35.0

million, less the balance of

any revocable letters of credit related

to purchase commitments, and is
committed

through

May

2027.

The

revolving

credit

agreement

contains

various

financial

covenants

and
limitations,

including

the

maintenance

of

specific

financial

ratios.

On

August

9,

2023,

the

Company
amended the revolving credit

agreement to modify

a definition used in

calculating the Company’s

minimum
EBITDAR coverage ratio to add back certain income tax receivables for purposes of calculating the ratio. For
the quarter ended July

29, 2023, after giving

effect to the amendment,

the Company was in

compliance with
the

credit

agreement.

There

were
no

borrowings

outstanding,
no
r

any

outstanding

letters

of

credit

that
reduced

borrowing

availability,

as

of

July

29,

2023.

The

weighted

average

interest

rate

under

the

credit
facility was
zero

at July 29, 2023 due to
no

borrowings outstanding.
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The Company

has determined

that it

has
four

operating segments,

as defined

under ASC

280-10 –
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

The

Company’s

retail

operating

segments

have

similar

economic

characteristics

and

similar

operating,
financial and

competitive risks.

The products

sold in each

retail operating

segment are

similar in

nature, as
they

all

offer

women’s

apparel,

shoes

and

accessories.

Merchandise

inventory

of

the

Company’s

retail
operating

segments

is

sourced

from

the

same

countries

and

some

of

the

same

vendors,

using

similar
production processes.

Merchandise for the Company’s retail operating segments is distributed to retail stores in a similar manner through

the Company’s single distribution center and is

subsequently sold to customers in
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

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
13
NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):
The following schedule summarizes certain segment

information (in thousands):
Three Months Ended Six Months Ended
July 29, 2023 Retail Credit Total July 29, 2023 Retail Credit Total
Revenues
$182,213
$658
$182,871
Revenues
$373,648
$1,273
$374,921
Depreciation
2,509
1
2,510
Depreciation
4,866
1
4,867
Interest and other income
(1,334)
-
(1,334)
Interest and other income
(2,231)
-
(2,231)
Income before

income taxes
2,207
253
2,460
Income before

income taxes
8,590
439
9,029
Capital expenditures
2,300
-
2,300
Capital expenditures
8,470
-
8,470
Three Months Ended Six Months Ended
July 30, 2022 Retail Credit Total July 30, 2022 Retail Credit Total
Revenues
$196,314
$550
$196,864
Revenues
$402,523
$1,062
$403,585
Depreciation
2,810
1
2,811
Depreciation
5,553
1
5,554
Interest and other income
(1,884)
-
(1,884)
Interest and other income
(2,287)
-
(2,287)
Income before

income taxes
3,289
131
3,420
Income before

income taxes
14,903
214
15,117
Capital expenditures
5,944
-
5,944
Capital expenditures
10,384
-
10,384
Retail Credit Total
Total assets as of July 29, 2023
$468,923
$38,744
$507,667
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
Three Months Ended Six Months Ended
July 29, 2023
July 30, 2022
July 29, 2023
July 30, 2022
Payroll $
142
$
132
$
276
$
269
Postage
109
99
210
192
Other expenses
154
187
348
386
Total expenses
$
405
$
418
$

$

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
14
NOTE 6 – STOCK-BASED COMPENSATION:
As

of

July

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
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

July 29, 2023
-
3,095,601
3,095,601
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to compensation expense on a straight-line basis over the related vesting periods. As of July 29,
2023 and

January 28,

2023, there

was $
11,597,000

and $
10,543,000
, respectively,

of total

unrecognized
compensation

expense

related

to

nonvested

restricted

stock

awards,

which

had

a

remaining

weighted-
average vesting

period

of
2.6

years

and
2.1

years,

respectively.

Total

compensation expense

during the
three

and

six

months

ended

July

29,

2023

was

$
1,230,000

and

$
2,158,000
,

respectively,

compared

to
$
1,403,000

and

$
2,006,000

for

the

three

and

six

months

ended

July

30,

2022.

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
Shares
Value

Per Share
Restricted stock awards at January 28, 2023
1,059,433
$
13.10
Granted
407,808
8.30

Vested
(217,238)
13.97

Forfeited or expired
(74,338)
12.28

Restricted stock awards at July 29, 2023
1,175,665
$
11.33

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
15
NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount through payroll

deductions. During the six

months ended July 29,

2023 and July 30,

2022, the
Company sold
26,127

and
12,196

shares to employees

at an

average discount of

$
1.31

and $
2.12

per share,
respectively, under

the Employee

Stock Purchase

Plan. The

compensation expense

recognized for

the
15
%
discount given under the Employee

Stock Purchase Plan was approximately

$
34,000

and $
26,000

for the six
months ended July 29, 2023 and July 30, 2022, respectively. These expenses are classified as a component of
Selling, general and administrative expenses.
NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets and

liabilities that

are
measured at fair value (in thousands)

as of July 29, 2023 and

January 28, 2023:
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
July 29, 2023
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
19,367
$
-
$
19,367
$
-

Corporate Bonds
30,026
-
30,026
-

U.S. Treasury/Agencies Notes and Bonds
21,073
-
21,073
-

Cash Surrender Value of Life Insurance
9,524
-
-
9,524

Asset-backed Securities (ABS)
6,108
-
6,108
-

Corporate Equities
852
852
-
-

Commercial Paper
648
-
648
-
Total Assets $
87,598
$
852
$
77,222
$
9,524
Liabilities:

Deferred Compensation
$
(8,724)
$
-
$
-
$
(8,724)
Total Liabilities $
(8,724)
$
-
$
-
$
(8,724)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
16
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
January 28, 2023
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
23,102
$
-
$
23,102
$
-

Corporate Bonds
47,901
-
47,901
-

U.S. Treasury/Agencies Notes and Bonds
27,250
-
27,250
-

Cash Surrender Value of Life Insurance
9,274
-
-
9,274

Asset-backed Securities (ABS)
9,373
-
9,373
-

Corporate Equities
923
923
-
-

Commercial Paper
1,026
-
1,026
-
Total Assets $
118,849
$
923
$
108,652
$
9,274
Liabilities:

Deferred Compensation
$
(8,903)
$
-
$
-
$
(8,903)
Total Liabilities $
(8,903)
$
-
$
-
$
(8,903)
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental debt securities held in managed accounts

with underlying ratings of A or better

at July 29, 2023
and

January

28,

2023.

The

state,

municipal

and

corporate

bonds

have

contractual

maturities

which

range
from
one day

to
2.6

years. The U.S. Treasury Notes have contractual

maturities which range from
two days

to
2.6

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

29,

2023,

the

Company

had

$
0.9

million

of

corporate

equities

and

deferred
compensation plan assets

of $
9.5

million.

At January 28,

2023, the Company

had $
0.9

million of corporate
equities and deferred compensation plan assets of $
9.3

million.

All of these assets are recorded within

Other
assets in the Condensed Consolidated Balance

Sheets.
Level 1 securities are measured at fair value using quoted active market prices.

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

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
17
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

3 inputs for

the six months

ended July 29,

2023 and the

year ended January

28, 2023
(in thousands):
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2023 $
9,274
Redemptions
-
Additions
-
Total gains or (losses):

Included in interest and other income (or
changes in net assets)
250

Included in other comprehensive income
-
Ending Balance at July 29, 2023 $
9,524
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2023 $
(8,903)

Redemptions
646

Additions
(162)

Total (gains) or losses:

Included in interest and other income (or
changes in net assets)
(305)

Included in other comprehensive income
-
Ending Balance at July 29, 2023 $
(8,724)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
18
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

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
19
NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
The Company has reviewed recent accounting pronouncements and believe none will have a material
impact on the Company’s financial statements.
NOTE 9 – INCOME TAXES:
The Company had

an effective

tax rate for

the first six

months of 2023

of
38.5
% compared to
50.6
% for
the first six months of 2022. The change in the effective tax rate for the first six months of 2023 compared to the

prior year

was primarily

due to

a decrease

in Global

Intangible Low-taxed

Income (GILTI),

state
income taxes, non-deductible officer’s compensation, and increases in foreign tax credits and employment credits, partially offset by the foreign rate differential.
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
20
and

six

months

ended

July

29,

2023,

the

Company

estimated

customer

credit

losses

of

$
151,000

and
$
272,000
, respectively,

compared to

$
87,000

and $
173,000

for the

three and

six months

ended July

30,
2022,

respectively.

Sales

purchased

on

the

Company’s

proprietary

credit

card

for

the

three

and

six
months ended July

29, 2023 were

$
5.9

million and $
11.7

million, respectively,

compared to $
5.8

million
and $
11.5

million for the three and six months ended July 30, 2022,

respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):
Balance as of
July 29, 2023
January 28, 2023
Proprietary Credit Card Receivables, net $
10,737
$
10,553
Gift Card Liability
$
6,924
$
8,523

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
21
NOTE 12 – LEASES:
The

Company determines

whether

an

arrangement is

a

lease

at

inception.

The

Company

has

operating
leases for

stores, offices,

warehouse space

and equipment.

Its leases have

remaining lease terms

of up

to
10

years based on

the estimated likelihood

of renewal. Some

include options to

extend the lease

term for
up to
five years
, and some include options to terminate the lease
within one year
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
The components of lease cost are shown below (in thousands):
Three Months Ended
July 29, 2023 July 30, 2022
Operating lease cost (a)
$
17,597
$
17,847
Variable

lease cost (b)
$
504
$
578
(a) Includes right-of-use asset amortization of ($
0.3
) million and ($
0.5
) million for the three months ended July 29, 2023 and July 30,
2022, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.
Six Months Ended
July 29, 2023 July 30, 2022
Operating lease cost (a)
$
35,675
$
35,602
Variable

lease cost (b)
$
1,098
$
1,346
(a) Includes right-of-use asset amortization of ($
0.6
) million and ($
0.9
) million for the six months ended July 29, 2023 and July 30,
2022, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED JULY 29, 2023 AND JULY

30, 2022
22
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):
Operating cash flow information:
Three Months Ended
July 29, 2023 July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities $
16,679
$
17,038
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
$
999
$
2,534
Six Months Ended
July 29, 2023 July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
$
34,024
$
33,874
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
$
2,903
$
6,049
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:
As of
July 29, 2023
July 30, 2022
Weighted-average remaining lease term
2.0

years
2.2

years
Weighted-average discount rate
3.26%
2.89%
Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):
Fiscal Year
2023 (a) $
33,897
2024
49,250
2025
32,219
2026
19,094
2027
8,991
Thereafter
1,748
Total lease payments
145,199
Less: Imputed interest
7,378
Present value of lease liabilities $
137,821
(a) Excluding the six months ended July 29, 2023

23
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
calculation

of

potential

asset

impairment,

reserves

relating

to

self-insured

health

insurance,

workers’
compensation,

general

and

auto

insurance

liabilities,

uncertain

tax

positions,

the

allowance

for

customer
credit losses, and inventory shrinkage.
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
Three Months Ended Six Months Ended
July 29, 2023 July 30, 2022 July 29, 2023 July 30, 2022
Total retail sales 100.0% 100.0% 100.0% 100.0%
Other revenue
0.9
1.0
0.9
0.9
Total revenues 100.9 101.0 100.9 100.9
Cost of goods sold (exclusive of depreciation)
64.9
67.6
64.5
66.0
Selling, general and administrative (exclusive
of depreciation) 34.0 31.2 33.3 30.3
Depreciation 1.4 1.4 1.3 1.4
Interest and other income (0.7) (1.0) (0.6) (0.6)
Income before income taxes 1.4 1.8 2.4 3.8
Net income (loss)
0.6
(1.2)
1.5
1.9

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
26
RESULTS OF OPERATIONS

(CONTINUED):
Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

(“MD&A”)

is
intended

to

provide

information

to

assist

readers

in

better

understanding

and

evaluating

our

financial
condition and results of operations.

We recommend reading this MD&A in conjunction with our Condensed
Consolidated Financial

Statements and

the Notes

to those

statements included in

the “Financial

Statements”
section of this Quarterly Report on

Form 10-Q, as well as our 2022

Annual Report Form 10-K.
Recent Developments
Inflationary Cost Pressure and Rising Interest Rates
Despite some

reduction in

inflationary pressures

from last

year,

Cato’s

operating costs,

including higher
wages, operating supplies, and service costs continue to be negatively impacted by the current inflationary
environment.

In

addition,

our

customers’

disposable

income

is

impacted

by

increased

costs

related

to
fuel, food, and

housing, including rent,

as well as

other consumable products

across the economy

which,
in

part,

negatively

impact

our

customers’

willingness

to

purchase

discretionary

items

such

as

apparel,
jewelry and shoes.
In

response

to

inflationary

pressures,

the

Federal

Reserve

began

raising

and

is

committed

to

continue
raising interest

rates until

inflationary pressures

subside to

acceptable levels.

These rising

interest rates
have

adversely

affected

the

availability

and

cost

of

credit

for

both

businesses

and

our

customers.
Increasing costs related

to revolving credit,

auto loans and

mortgages continue to

have a negative

impact
on

our

customers’

discretionary

income.

Our

customers’

willingness

to

purchase

our

products

may
continue to be negatively impacted by high interest rates.
We

believe high prices

and interest rates

impacted the first

half of fiscal

2023 and will

likely continue to
have a

negative impact

on consumer

behavior and,

by extension,

our results

of

operations and

financial
condition during the remainder of fiscal 2023.
Comparison of the Three and Six

Months ended July 29, 2023 with

July 30, 2022
Total retail sales

for the second

quarter were

$181.2 million

compared to last

year’s second

quarter sales

of
$195.0

million,

a

7%

decrease.

The

Company’s

sales

decrease

in

the

second

quarter

of

fiscal

2023

is
primarily due

to a

5% decrease

in same-store

sales and

permanently closed

stores, partially

offset by

sales
from new stores.

For the six

months ended July

29, 2023, total

retail sales were

$371.5 million compared

to
last year’s comparable six month sales of $399.9 million, a 7% decrease. The decrease in sales in the first six months of

fiscal 2023

was also

due primarily

to a

5% decrease

in same-store

sales and

permanently closed
stores,

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

5% of total sales for
the

six

months

ended

July

29,

2023

and

are

included

in

the

same-store

sales

calculation.

Total

revenues,
comprised of

retail sales

and other

revenue (principally

finance charges

and late

fees on

customer accounts
receivable and layaway fees), were $182.9 million

and $374.9 million for the

three and six months ended July
29, 2023, compared

to $196.9 million

and $403.6 million

for the three

and six months

ended July 30,

2022,
respectively. The Company operated 1,247 stores at July 29, 2023 compared to 1,312 stores at the end of last

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
27
year’s

second

quarter.

During

the

first

six

months

of

fiscal

2023,

the

Company

opened

eight

stores

and
closed 41 stores.

The Company currently expects to close approximately 80

stores in total in fiscal 2023.
Credit

revenue

of

$0.7

million

represented

0.4%

of

total

revenues

in

the

second

quarter

of

fiscal

2023,
compared to

2022 credit

revenue of

$0.6 million

or 0.3%

of total

revenues. Credit

revenue is

comprised of
interest earned on the Company’s private label credit card portfolio and related fee income.

Related expenses
principally include payroll,

postage and other

administrative expenses and

totaled $0.4 million

in the second
quarter of fiscal 2023, compared to

last year’s second quarter expense of

$0.4 million.
Other revenue, a component of total revenues, was $1.7 million and $3.4 million for the three and six months
ended July 29, 2023, respectively, compared

to $1.9 million and $3.6 million

for the prior year’s comparable
three

and

six

month

periods.

The

decrease

in

Other

revenue

for

both

the

three

and

six

months

is

due

to

a
decrease

in

gift

card

breakage

and

e-commerce

shipping

revenue

partially

offset

by

increases

in

finance
charges and late fees associated with

the Company’s proprietary credit card.
Cost of

goods sold

was $117.6

million, or

64.9% of

retail sales

and $239.7

million, or

64.5% of retail

sales
for the three and six months

ended July 29, 2023, respectively, compared

to $131.7 million, or 67.6% of retail
sales and

$264.0 million,

or 66.0%

of retail

sales for

the comparable

three and

six month

periods of

fiscal
2022.

The overall

decrease in

cost of

goods sold

as a

percent of

retail sales

for the

second quarter

and first
half of

fiscal 2023

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

0.5%

to

$63.6

million

for

the

second
quarter

of

fiscal

2023

and

decreased

by

3.0%

to

$131.8

million

for

the

first

six

months

of

fiscal

2023,
compared to $63.3

million and $135.9 million

for the prior year’s

comparable three and six

months of fiscal
2022.

Gross margin as presented may not be

comparable to those of other

entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card

processing

fees.

SG&A
expenses

were

$61.6

million,

or

34.0%

of

retail

sales

and

$123.6

million,

or

33.3%

of

retail

sales

for

the
second quarter and first six months of fiscal 2023, respectively, compared to $60.8 million, or

31.2% of retail
sales and $121.2 million, or 30.3% of retail sales for the prior year’s comparable three and six month periods.

The increase

in SG&A

for the

second quarter

and first

six months

of fiscal

2023 is

primarily due

to higher
payroll and insurance expense.
Depreciation expense was $2.5 million, or 1.4% of retail sales and $4.9 million, or 1.3% of retail sales for the
second quarter

and first

six months

of fiscal

2023, respectively,

compared to

$2.8 million,

or 1.4%

of retail
sales and $5.6

million or 1.4%

of retail sales

for the comparable

three and six

month periods of

fiscal 2022,
respectively.

Interest and other income was $1.3 million, or 0.7% of retail sales and $2.2 million, or 0.6% of retail sales for the three and six

months ended July 29,

2023, respectively, compared to

$1.9 million, or 1.0%

of retail sales
and

$2.3

million,

or

0.6%

of

retail

sales

for

the

comparable

three

and

six

month

periods

of

fiscal

2022,
respectively.

The decrease for the second quarter and first six months of fiscal 2023 compared to fiscal 2022

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
28
is primarily attributable

to the Company’s

receipt of insurance

proceeds in the

second quarter of

fiscal 2022
related to hurricane damage in 2021.
Income tax expense was $1.3 million and $3.5 million for the second quarter and first six months of fiscal
2023,

respectively,

compared

to

$5.7

million

and

$7.6

million

for

the

comparable

three

and

six month
periods of

fiscal 2022,

respectively.

For the

first six

months of

fiscal 2023,

the Company’s

effective tax
rate was

38.5% compared to

50.6% for

the first

six months

of fiscal 2022.

The change

in the

2023 year-
to-date effective tax rate was primarily due to a decrease in Global Intangible Low-taxed Income

(GILTI),
state

income

taxes,

non-deductible

officer’s

compensation,

and

increases

in

foreign

tax

credits

and
employment credits, partially offset by the foreign rate differential.

LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations

and borrowings available

under its revolving

credit agreement,

will be

adequate to fund

the
Company’s regular operating requirements

and expected capital expenditures

for fiscal 2023 and the

next 12
months.
Cash

provided

by

operating

activities

during

the

first

six

months

of

fiscal

2023

was

$21.6

million

as
compared

to

$17.0

million

provided

in

the

first

six

months

of

fiscal

2022.

Cash

provided

by

operating
activities for the first six months of fiscal 2023 was primarily generated by earnings adjusted for depreciation
and changes in working capital. The increase in cash provided of $4.6 million for the first six months of fiscal
2023 as compared

to the

first six

months of

fiscal 2022

was primarily

due to

a smaller

decrease in

accounts
payable

and

accrued

liabilities

from

the

fiscal

year

end

and

lower

inventory,

partially

offset

by

higher
accounts receivable and lower net income.
At July 29, 2023,

the Company had

working capital of $103.4

million compared to $74.7

million at January
28, 2023.
The increase in working capital is

primarily attributable to a decrease in

current lease liability and
an increase in cash, partially offset

by a decrease in inventory

and short-term investments.
As of July

29, 2023, the

Company has an

unsecured revolving credit

line, which provides

for borrowings of
up to $35.0 million, less

the balance of any revocable letters

of credit related to purchase commitments,

and is
committed

through

May

2027.

The

revolving

credit

agreement

contains

various

financial

covenants

and
limitations,

including

the

maintenance

of

specific

financial

ratios.

On

August

9,

2023,

the

Company
amended the revolving credit

agreement to modify

a definition used in

calculating the Company’s

minimum
EBITDAR coverage ratio to add back certain income tax receivables for purposes of calculating the ratio. For
the quarter ended July

29, 2023, after giving

effect to the amendment,

the Company was in

compliance with
the

credit

agreement.

There

were

no

borrowings

outstanding,

nor

any

outstanding

letters

of

credit

that
reduced

borrowing

availability,

as

of

July

29,

2023.

The

weighted

average

interest

rate

under

the

credit
facility was zero at July 29, 2023

due to no borrowings outstanding.
Expenditures for property and equipment totaled $8.5 million in the first six months of fiscal 2023, compared to $10.4 million in last

fiscal year’s first six months. The

decrease in expenditures for property and equipment
was

primarily

due

to

finishing

projects

related

to

investments

in

the

distribution

center

and

information
technology.

For

the

full

fiscal

2023

year,

the

Company

expects

to

invest

approximately

$17.0

million

for
capital expenditures.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
29
Net cash provided by investing activities totaled $23.8 million in the first six months of fiscal 2023 compared
to $10.1

million net

cash provided

in the

comparable period

of 2022.

The increase

in net

cash provided

in
2023 was primarily due

to a net decrease

in the purchase of

short-term investments and a

decrease in capital
expenditures.
Net cash

used in

financing activities

totaled $9.3

million in

the first

six months

of fiscal

2023 compared

to
$16.7 million used in the comparable period of fiscal 2022.

The decrease in net cash used in fiscal 2023 was
primarily due to lower stock repurchases and

lower dividends.
As

of

July

29,

2023,

the

Company

had

909,653

shares

remaining

in

open

authorizations

under

its

share
repurchase program.

The Company does not use

derivative financial instruments.
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental debt securities held in managed accounts

with underlying ratings of A or better

at July 29, 2023
and

January

28,

2023.

The

state,

municipal

and

corporate

bonds

have

contractual

maturities

which

range
from one day to 2.6 years. The U.S.

Treasury Notes have contractual maturities which range from two days to
2.6

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

29,

2023,

the

Company

had

$0.9

million

of

corporate

equities

and

deferred
compensation plan assets

of $9.5 million.

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
30
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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal quarter

ended July 29, 2023 that has

materially affected, or is
reasonably likely to materially affect, the

Company’s internal control over financial

reporting.

THE CATO CORPORATION
PART II OTHER

INFORMATION
31
ITEM 1.

LEGAL PROCEEDINGS:
Not Applicable.
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
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.

THE CATO CORPORATION
PART II OTHER

INFORMATION
32
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended July 29, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
Fiscal of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
May 2023 34,726 $ 8.30 34,726
June 2023 - - -
July 2023 - - -
Total 34,726 $ 8.30 34,726 909,653
(1)
Prices include trading costs.
(2)
As of April

29, 2023, the Company’s

share repurchase program had

944,379 shares remaining in
open

authorizations. During

the

second

quarter

ended July

29,

2023, the

Company repurchased
and

retired 34,726

shares under

this

program for

approximately $288,226

or

an average

market
price

of

$8.30

per

share.

As

of

July

29,

2023,

the

Company

had

909,653

shares

remaining

in
open authorizations. There is no specified expiration date for the Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable.

THE CATO CORPORATION
PART II OTHER

INFORMATION
33
ITEM 4.

MINE SAFETY DISCLOSURES:
Not Applicable.
ITEM 5.

OTHER INFORMATION:
During the three

months ended July

29, 2023, none

of the

Company’s directors

or officers

(as defined in
Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1
trading arrangement” or a “non-Rule 10b5-1

trading arrangement” (as such terms are

defined in Item 408
of Regulation S-K).
ITEM 6.

EXHIBITS:
Exhibit No. Item

3.1
Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 10-Q of the Registrant for the quarter ended May
2, 2020.

3.2
Registrant’s Amended and Restated By-Laws, incorporated by reference to Exhibit
3.2 to Form 10-Q of the Registrant for the quarter ended May 2, 2020.
10.1*
Second Amendment, dated as of August 9, 2023, to Credit Agreement, dated as of May 19 2022, among the Registrant, the party hereto, the banks party thereto and Wells Fargo Bank, National Association.

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

2023,

formatted

in

Inline

XBRL:

(i)

Condensed
Consolidated Statements

of Income

(Loss) and

Comprehensive Income

(Loss) for
the

Three

Months

and

Six

Months

Ended

July

29,

2023

and

July

30,

2022;

(ii)
Condensed

Consolidated

Balance

Sheets

at

July

29,

2023

and

January

28,

2023;

(iii) Condensed Consolidated Statements of

Cash Flows for the Six

Months Ended
July

29,

2023

and

July

30,

2022;

(iv)

Condensed

Consolidated

Statements

of
Stockholders’ Equity

for the

Six Months

Ended July

29, 2023

and July

30, 2022;
and (v) Notes to Condensed Consolidated Financial Statements.
104.1
Cover Page

Interactive Data

File

(Formatted in

Inline

XBRL

and

contained

in
the Interactive Data Files submitted as Exhibit 101.1*)

* Submitted electronically herewith.

THE CATO CORPORATION
PART II OTHER

INFORMATION
34
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO

CORPORATION
August 23, 2023
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
August 23, 2023 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer