Form 10-Q
period 2023-10-28
CATO CORP
filed 2023-11-21
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
October 28, 2023
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

October

28,

2023,

there

were
18,821,512

shares

of

Class A

common

stock

and
1,763,652

shares

of

Class B

common

stock
outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended October 28, 2023
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) 3
For the Three Months and Nine Months Ended October

28, 2023 and October 29,
2022
Condensed Consolidated Balance Sheets 4
At October 28, 2023 and January 28,

2023
Condensed Consolidated Statements of Cash Flows 5
For the Nine Months Ended October 28, 2023 and

October 29, 2022
Condensed Consolidated Statements of Stockholders’ Equity 6 – 7
For the Nine Months Ended October 28, 2023 and

October 29, 2022
Notes to Condensed Consolidated Financial Statements 8 – 22
For the Three Months and Nine Months Ended October

28, 2023 and October 29,
2022
Item 2.
Management’s Discussion and Analysis

of Financial Condition and
Results of Operations
23 – 29
Item 3. Quantitative and Qualitative Disclosures About Market Risk 30
Item 4. Controls and Procedures 30
PART

II – OTHER INFORMATION
Item 1. Legal Proceedings 31
Item 1A. Risk Factors 31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 32
Item 3. Defaults Upon Senior Securities 32
Item 4. Mine Safety Disclosures 32
Item 5. Other Information 32
Item 6. Exhibits 32
Signatures 33

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Three Months Ended Nine Months Ended
October 28,
2023
October 29,
2022
October 28,
2023
October 29,
2022
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
156,682
$
174,921
$
528,174
$
574,860

Other revenue (principally finance charges, late fees and

layaway charges)
1,574
1,705
5,003
5,351

Total revenues
158,256
176,626
533,177
580,211
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown

below)
105,832
123,752
345,536
387,744

Selling, general and administrative (exclusive of

depreciation

shown below)
61,792
61,397
185,344
182,606

Depreciation
2,504
2,864
7,371
8,418

Interest and other income
(1,523)
(2,278)
(3,754)
(4,565)

Costs and expenses, net
168,605
185,735
534,497
574,203
Income (loss) before income taxes
(10,349)
(9,109)
(1,320)
6,008
Income tax (benefit) expense
(4,272)
(4,656)
(797)
2,988
Net income (loss) $
(6,077)
$
(4,453)
$
(523)
$
3,020
Basic earnings (loss) per share $
(0.30)
$
(0.21)
$
(0.02)
$
0.14
Diluted earnings (loss) per share $
(0.30)
$
(0.21)
$
(0.02)
$
0.14
Comprehensive income:
Net income (loss) $
(6,077)
$
(4,453)
$
(523)
$
3,020
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
60

and $
217

for the three and

nine months ended October 28, 2023 and ($
189
) and ($
532
) for

the three and nine months ended October 29, 2022,

respectively
201
(629)
723
(1,774)
Comprehensive income (loss) $
(5,876)
$
(5,082)
$
200
$
1,246
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
October 28, 2023 January 28, 2023
ASSETS (Dollars in thousands)
Current Assets:
Cash and cash equivalents

$
25,024
$
20,005
Short-term investments

93,552
108,652
Restricted cash
3,908
3,787
Accounts receivable, net of allowance for customer credit losses of

$
742

and $
761

at October 28, 2023 and January 28, 2023, respectively
31,115
26,497
Merchandise inventories

98,872
112,056
Prepaid expenses and other current assets
8,591
6,676

Total Current Assets

261,062
277,673
Property and equipment – net

66,302
70,382
Noncurrent deferred income taxes
10,977
9,213
Other assets

25,444
21,596
Right-of-Use assets – net

123,583
174,276

Total Assets

$
487,368
$
553,140
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
86,897
$
91,956
Accrued expenses

42,521
41,338
Accrued employee benefits and bonus
1,387
1,690
Accrued income taxes

1,988
613
Current lease liability
51,431
67,360

Total Current Liabilities

184,224
202,957
Other noncurrent liabilities
14,683
16,183
Lease liability
71,143
107,407
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized, none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,821,512

shares and
18,723,225

shares

issued at October 28, 2023 and January 28, 2023, respectively
636
632
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;

1,763,652

shares and
1,763,652

shares

issued at October 28, 2023 and January 28, 2023, respectively
59
59
Additional paid-in capital

125,949
122,431
Retained earnings

91,189
104,709
Accumulated other comprehensive income (loss)
(515)
(1,238)

Total Stockholders' Equity

217,318
226,593

Total Liabilities and Stockholders' Equity

$
487,368
$
553,140
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Nine Months Ended
October 28, 2023
October 29, 2022
(Dollars in thousands)
Operating Activities:
Net income (loss) $
(523)
$
3,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation
7,371
8,418

Provision for customer credit losses
397
217

Purchase premium and premium amortization of investments
(226)
606

Share-based compensation
3,189
1,517

Deferred income taxes
(1,981)
-

Loss on disposal of property and equipment
13
106

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
(1,815)
29,916

Merchandise inventories
13,184
8,189

Prepaid and other assets
(1,716)
1,704

Operating lease right-of-use assets and liabilities
(1,499)
(1,895)

Accrued income taxes
1,375
1,918

Accounts payable, accrued expenses and other liabilities
(6,099)
(34,418)
Net cash provided by operating activities
11,670
19,298
Investing Activities:
Expenditures for property and equipment

(10,271)
(14,382)
Purchase of short-term investments
(44,595)
(53,765)
Sales of short-term investments
60,999
68,348
Net cash provided by investing activities
6,133
201
Financing Activities:
Dividends paid
(10,457)
(10,870)
Repurchase of common stock
(2,563)
(11,561)
Proceeds from employee stock purchase plan
357
279
Net cash used in financing activities
(12,663)
(22,152)
Net increase (decrease) in cash, cash equivalents, and restricted cash
5,140
(2,653)
Cash, cash equivalents, and restricted cash at beginning of period
23,792
23,678
Cash, cash equivalents, and restricted cash at end of period

$
28,932
$
21,025
Non-cash activity:
Accrued other assets and property and equipment $
1,100
$
2,311
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
Comprehensive income:

Net loss

-
-
(6,077)
-
(6,077)

Unrealized net gains on available-for-sale securities, net of deferred income tax expense of $
60
-
-
-
201
201
Dividends paid ($
0.17

per share)
-
-
(3,495)
-
(3,495)
Class A common stock sold through employee stock purchase

plan
1
188
-
-
189
Share-based compensation issuances and exercises
-
-
-
-
-
Share-based compensation expense
(1)
963
5
-
967
Repurchase and retirement of treasury shares
-
-
-
-
-
Balance — October 28, 2023 $
695
$
125,949
$
91,189
$
(515)
$
217,318
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
Comprehensive income:

Net loss
-
-
(4,453)
-
(4,453)

Unrealized net losses on available-for-sale securities, net of deferred income tax benefit of $
189
-
-
-
(629)
(629)
Dividends paid ($
0.17

per share)
-
-
(3,600)
-
(3,600)
Class A common stock sold through employee stock purchase

plan
1
154
-
-
155
Share-based compensation issuances and exercises

-
(308)
-
-
(308)
Share-based compensation expense
(3)
(228)
5
-
(226)
Repurchase and retirement of treasury shares
(7)
-
(1,958)
-
(1,965)
Balance — October 29, 2022 $
705
$
121,314
$
114,842
$
(2,054)
$
234,807
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
8

NOTE 1 - GENERAL :
The

condensed

consolidated

financial

statements

as

of

October

28,

2023

and

for

the

thirty-nine-week
periods ended October 28, 2023 and October 29, 2022 have been prepared from the accounting records

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
On November 16, 2023, the Board of Directors maintained the quarterly dividend at $
0.17

per share.
During the third quarter of the current fiscal year,

the Company received an estimate for costs to repair its
corporate jet,

which had

sustained damage

at

the

end of

the

second

quarter.

The

Company determined
that

the

cost

of

repair

is

recoverable

and

recorded

a

receivable

for

the

estimated

repair

cost

of

$
3.2
million.

Management has determined that it is more

likely than not that the aircraft

will be sold within the next 12
months. The

Company reclassified the

aircraft as

an asset held

for sale

at its

estimated fair value

of $
4.2
million, which

is included

in Other

assets in

the accompanying Condensed

Consolidated Balance Sheets
as of October 28, 2023.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
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
has resolved to continue this

practice.

Accordingly, the Company’s allocation

of income for purposes

of the
EPS

computation

is

the

same

for

Class

A

and

Class

B

shares

and

the

EPS

amounts

reported

herein

are
applicable to both Class A and Class

B shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan.

Three Months Ended Nine Months Ended
October 28,
2023
October 29,
2022
October 28,
2023
October 29,
2022
(Dollars in thousands)
Numerator
Net earnings (loss) $
(6,077)
$
(4,453)
$
(523)
$
3,020
(Earnings) loss allocated to non-vested equity awards
346
240
49
(153)
Net earnings (loss) available to common stockholders
$
(5,731)
$
(4,213)
$
(474)
$
2,867
Denominator
Basic weighted average common shares outstanding
19,421,701
19,934,592
19,373,411
20,029,703
Diluted weighted average common shares outstanding
19,421,701
19,934,592
19,373,411
20,029,703
Net income (loss) per common share
Basic earnings (loss) per share $
(0.30)
$
(0.21)
$
(0.02)
$
0.14
Diluted earnings (loss) per share $
(0.30)
$
(0.21)
$
(0.02)
$
0.14

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
10

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended October 28, 2023:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 29, 2023 $
(716)

Other comprehensive income before

reclassification
185

Amounts reclassified from accumulated

other comprehensive income (b)
16
Net current-period other comprehensive income
201
Ending Balance at October 28, 2023 $
(515)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
20

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
4
.
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

nine months ended October 28, 2023:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2023 $
(1,238)

Other comprehensive income before

reclassification
704

Amounts reclassified from accumulated

other comprehensive income (b)
19
Net current-period other comprehensive income
723
Ending Balance at October 28, 2023 $
(515)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
24

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
5
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
11

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME

(CONTINUED):
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended October 29, 2022:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 30, 2022 $
(1,425)

Other comprehensive income before

reclassifications
(637)

Amounts reclassified from accumulated

other comprehensive income (b)
8
Net current-period other comprehensive income
(629)
Ending Balance at October 29, 2022 $
(2,054)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
11

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
3
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
14
Net current-period other comprehensive income
(1,774)
Ending Balance at October 29, 2022 $
(2,054)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
18

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $
4
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
12

NOTE 4 – FINANCING ARRANGEMENTS:
As of October 28, 2023, the Company has an unsecured revolving credit line, which provides for borrowings of up

to $
35.0

million, less

the balance

of any

revocable letters

of credit

related to

purchase commitments,
and is

committed through

May 2027.

The revolving

credit agreement

contains various

financial covenants
and limitations,

including the

maintenance of

specific financial

ratios.

On October

24, 2023,

the Company
amended the revolving

credit agreement

to link

the calculation

of the

Company’s EBITDAR

coverage ratio
to

the

amount

of

the

Company’s

cash

and

investments.

Though

the

effect

of

the

amendment

reduced

the
minimum EBITDAR

coverage ratio

for the

quarter ended

October 28,

2023 and

is expected

to do

so going
forward, the Company

was in compliance

with the amended

credit agreement for

the quarter ended

October
28, 2023

and also

would have

been in

compliance without

giving effect

to the

amendment.

There were
no
borrowings

outstanding,
no
r

any

outstanding

letters

of

credit

that

reduced

borrowing

availability,

as

of
October 28, 2023.

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

28,

2023,
principally in

the southeastern

United States.

The Company offers its own credit

card to its customers and
all

credit

authorizations,

payment

processing

and

collection

efforts

are

performed

by

a

wholly-owned
subsidiary of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
13

NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):
The following schedule summarizes certain segment

information (in thousands):

Three Months Ended Nine Months Ended
October 28, 2023 Retail Credit Total October 28, 2023 Retail Credit Total
Revenues
$157,595
$661
$158,256
Revenues
$531,243
$1,934
$533,177
Depreciation
2,504
-
2,504
Depreciation
7,370
1
7,371
Interest and other income
(1,523)
-
(1,523)
Interest and other income
(3,754)
-
(3,754)
Income (loss) before

income taxes
(10,604)
255
(10,349)
Income (loss) before

income taxes
(2,014)
694
(1,320)
Capital expenditures
1,801
-
1,801
Capital expenditures
10,271
-
10,271
Three Months Ended Nine Months Ended
October 29, 2022 Retail Credit Total October 29, 2022 Retail Credit Total
Revenues
$176,057
$569
$176,626
Revenues
$578,580
$1,631
$580,211
Depreciation
2,864
-
2,864
Depreciation
8,417
1
8,418
Interest and other income
(2,278)
-
(2,278)
Interest and other income
(4,565)
-
(4,565)
Income (loss) before

income taxes
(9,280)
171
(9,109)
Income before

income taxes
5,623
385
6,008
Capital expenditures
3,998
-
3,998
Capital expenditures
14,382
-
14,382
Retail Credit Total
Total assets as of October 28, 2023
$450,420
$36,948
$487,368
Total assets as of January 28, 2023
514,609
38,531
553,140
The Company evaluates segment performance based on

income before income taxes.

The Company does not
allocate certain corporate expenses or

income taxes to the credit segment.
The following schedule summarizes the direct expenses

of the credit segment, which are

reflected in Selling,
general and administrative expenses (in

thousands):

Three Months Ended Nine Months Ended
October 28,
2023
October 29,
2022
October 28,
2023
October 29,
2022
Payroll $
135
$
120
$
411
$
389
Postage
111
107
321
299
Other expenses
160
172
507
557
Total expenses $
406
$
399
$
1,239
$
1,245

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
14

NOTE 6 – STOCK-BASED COMPENSATION:
As of October 28, 2023,

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
1,500,000
4,725,000
6,225,000
Options and/or restricted stock available for grant:

October 28, 2023
-
3,124,274
3,124,274
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to compensation expense on a straight-line basis over the related vesting periods. As of October
28,

2023

and

January

28,

2023,

there

was

$
10,488,000

and

$
10,543,000
,

respectively,

of

total
unrecognized compensation expense

related to nonvested

restricted stock awards,

which had a

remaining
weighted-average

vesting

period

of
2.4

years

and
2.1

years,

respectively.

Total

compensation

expense
during

the

three

and

nine

months

ended

October

28,

2023

was

$
967,000

and

$
3,126,000
,

respectively,
compared

to

total

compensation

benefit

of

$
535,000

and

total

compensation expense

of

$
1,471,000

for
the

three

and

nine

months

ended

October

29,

2022,

respectively.

These

amounts

are

classified

as

a
component of Selling,

general and administrative expenses

in the Condensed

Consolidated Statements of
Income (Loss) and Comprehensive Income (Loss).
The following summary

shows the changes

in the number

of shares of

unvested restricted stock

outstanding
during

the nine months ended

October

28, 2023:

Weighted Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at January 28, 2023
1,059,433
$
13.10
Granted
414,502
8.29

Vested
(217,238)
13.97

Forfeited or expired
(109,705)
11.94

Restricted stock awards at October 28, 2023
1,146,992
$
11.31

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
15
NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount through

payroll deductions.

During the nine

months ended

October 28,

2023 and

October 29,
2022, the

Company sold
50,540

and
28,504

shares to

employees at

an average

discount of

$
1.23

and $
1.73
per share, respectively,

under the Employee

Stock Purchase Plan.

The compensation expense

recognized for
the
15
% discount

given under

the Employee

Stock Purchase

Plan was

approximately $
62,000

and $
49,000
for

the

nine

months

ended

October

28,

2023

and

October

29,

2022,

respectively.

These

expenses

are
classified as a component of Selling,

general and administrative expenses.

NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets and

liabilities that

are
measured at fair value (in thousands)

as of October 28, 2023 and January

28, 2023:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
October 28, 2023
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
15,700
$
-
$
15,700
$
-

Corporate Bonds
47,759
-
47,759
-

U.S. Treasury/Agencies Notes and Bonds
25,625
-
25,625
-

Cash Surrender Value of Life Insurance
9,038
-
-
9,038

Asset-backed Securities (ABS)
4,468
-
4,468
-

Corporate Equities
788
788
-
-

Commercial Paper
-
-
-
-
Total Assets $
103,378
$
788
$
93,552
$
9,038
Liabilities:

Deferred Compensation
$
(8,311)
$
-
$
-
$
(8,311)
Total Liabilities $
(8,311)
$
-
$
-
$
(8,311)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
16

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
January 28, 2023
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
23,102
$
-
$
23,102
$
-

Corporate Bonds
47,901
-
47,901
-

U.S. Treasury/Agencies Notes and Bonds
27,250
-
27,250
-

Cash Surrender Value of Life Insurance
9,274
-
-
9,274

Asset-backed Securities (ABS)
9,373
-
9,373
-

Corporate Equities
923
923
-
-

Commercial Paper
1,026
-
1,026
-
Total Assets $
118,849
$
923
$
108,652
$
9,274
Liabilities:

Deferred Compensation
$
(8,903)
$
-
$
-
$
(8,903)
Total Liabilities $
(8,903)
$
-
$
-
$
(8,903)
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental debt securities held

in managed accounts with

underlying ratings of A

or better at

October 28,
2023

and

January

28,

2023.

The

state,

municipal

and

corporate

bonds

have

contractual

maturities

which
range from
four day
s to
3.1

years. The U.S. Treasury Notes

have contractual maturities which range from
79
days

to
2.3

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

28,

2023,

the

Company

had

$
0.8

million

of

corporate

equities

and

deferred
compensation plan assets

of $
9.0

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

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
17

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

nine months

ended October

28, 2023

and the

year ended January

28,
2023 (in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 28, 2023 $
9,274
Redemptions
-
Additions
-
Total gains or (losses):

Included in interest and other income (or
changes in net assets)
(236)

Included in other comprehensive income
-
Ending Balance at October 28, 2023 $
9,038
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 28, 2023 $
(8,903)

Redemptions
662

Additions
(231)

Total (gains) or losses:

Included in interest and other income (or
changes in net assets)
161

Included in other comprehensive income
-
Ending Balance at October 28, 2023 $
(8,311)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
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

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
19

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
The Company has reviewed recent accounting pronouncements and believe none will have a material
impact on the Company’s financial statements.

NOTE 9 – INCOME TAXES:
The Company had an effective tax rate

for the first nine months of 2023

of
60.4
% compared to
49.7
% for
the first nine months of 2022.

The change in the effective tax

rate for the first nine months was

primarily
due to increases in foreign rate differential and the release of reserves for uncertain tax positions,

offset by
decreases

in

Global

Intangible Low-taxed

Income (GILTI),

state

income taxes,

non-deductible

officer’s
compensation, and foreign tax credits, as percentages on a pre-tax loss.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:
The Company is, from time to time, involved in routine litigation incidental to the conduct of its business, including

litigation

regarding

the

merchandise

that

it

sells,

litigation

regarding

intellectual

property,
litigation instituted by persons injured upon premises under the Company’s control, litigation with respect to

various

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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
20

The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s wholly-owned

subsidiaries.
None

of the credit

card receivables are

secured. During the

three
and nine months ended October 28, 2023, the

Company estimated customer credit losses of $
149,000

and
$
421,000
, respectively,

compared to $
89,000

and $
261,000

for the three

and nine months

ended October
29, 2022,

respectively.

Sales purchased

on the

Company’s

proprietary credit

card for

the three

and nine
months

ended

October

28,

2023

were

$
5.7

million

and

$
17.4

million,

respectively,

compared

to

$
5.9
million and $
17.4

million for the three and nine months ended October 29, 2022, respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):

Balance as of
October 28, 2023
January 28, 2023
Proprietary Credit Card Receivables, net $
11,066
$
10,553
Gift Card Liability
$
6,622
$
8,523

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
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
The components of lease cost are shown below (in thousands):

Three Months Ended
October 28, 2023 October 29, 2022
Operating lease cost (a)
$
17,498
$
17,919
Variable

lease cost (b)
$
544
$
707
(a) Includes right-of-use asset amortization of ($
0.3
) million and ($
0.4
) million for the three months ended October 28, 2023 and
October 29, 2022, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

Nine Months Ended
October 28, 2023 October 29, 2022
Operating lease cost (a) $
53,174
$
53,521
Variable

lease cost (b)
$
1,642
$
2,053
(a) Includes right-of-use asset amortization of ($
0.9
) million and ($
1.3
) million for the nine months ended October 28, 2023 and
October 29, 2022, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

NINE MONTHS ENDED OCTOBER 28, 2023 AND
OCTOBER 29, 2022
22
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
October 28, 2023 October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities $
16,671
$
17,264
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations $
(1,468)
$
2,107

Nine Months Ended
October 28, 2023 October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities $
50,696
$
51,138
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations $
1,435
$
8,156
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:

As of
October 28, 2023
October 29, 2022
Weighted-average remaining lease term
1.8

years
2.0

years
Weighted-average discount rate
3.30%
2.84%
Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):

Fiscal Year
2023 (a) $
16,144
2024
49,756
2025
32,711
2026
19,525
2027
9,165
Thereafter
1,836
Total lease payments
129,137
Less: Imputed interest
6,563
Present value of lease liabilities $
122,574
(a) Excluding the nine months ended October 28, 2023

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
Three Months Ended Nine Months Ended
October 28, 2023 October 29, 2022 October 28, 2023 October 29, 2022
Total retail sales 100.0% 100.0% 100.0% 100.0%
Other revenue
1.0
1.0
0.9
0.9
Total revenues 101.0 101.0 100.9 100.9
Cost of goods sold (exclusive of depreciation)
67.5
70.7
65.4
67.5
Selling, general and administrative (exclusive
of depreciation) 39.4 35.1 35.1 31.8
Depreciation 1.6 1.6 1.4 1.5
Interest and other income (1.0) (1.3) (0.7) (0.8)
Income (loss) before income taxes (6.6) (5.2) (0.3) 1.0
Net income (loss)
(3.9)
(2.5)
(0.1)
0.5

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

Statements and

the Notes

to those

statements included in

the “Financial

Statements”
section of this Quarterly Report on

Form 10-Q, as well as our 2022

Annual Report on Form 10-K.
Recent Developments
Inflationary Cost Pressure and High Interest Rates
Despite

some

reduction

in

inflationary

pressures

from last

year,

wages,

operating supplies,

and

service
costs

continue

to

be

negatively

impacted

by

the

current

inflationary

environment.

In

addition,

our
customers’ disposable income is impacted by increased costs related to fuel, food, housing, including rent,
and other

consumable products relative

to flattening wage

rates, which

negatively impact our

customers’
willingness to purchase discretionary items such as apparel,

jewelry and shoes.

In response,

the Federal

Reserve began

raising, and

is committed

to continue

raising, interest

rates until
inflationary pressures subside to

acceptable levels.

Though the Federal

Reserve has paused

raising rates,
it has

indicated it is

committed to reducing

inflation to its

targeted levels.

These high interest

rates have
adversely

affected

the

availability

and

cost

of

credit

for

both

businesses

and

our

customers.

Increasing
costs related

to revolving

credit, auto

loans and

mortgages continue

to negatively

impact our

customers’
discretionary

income.

Our

customers’

willingness

to

purchase

our

products

may

continue

to

be
negatively impacted by these inflationary pressures and high interest rates.
We

believe high

prices and

interest rates

negatively impacted

the first

three quarters

of

fiscal 2023

and
will

likely

continue

to

have

a

negative

impact

on

consumer

behavior

and,

by

extension,

our

results

of
operations and financial condition during the remainder of fiscal 2023.
Comparison of the Three and Nine

Months ended October 28, 2023 with

October 29, 2022
Total retail sales for the

third quarter were $156.7 million compared to

last year’s third quarter sales

of $174.9
million, a 10% decrease.

The Company’s sales

decrease in the third quarter

of fiscal 2023 was

primarily due
to an 8% decrease in same-store sales and closed stores, partially offset by sales from new stores. For the nine
months ended

October 28,

2023,

total

retail sales

were

$528.2

million compared

to last

year’s

comparable
nine month

sales of

$574.9 million,

an 8%

decrease. The

decrease in

sales in

the first

nine months

of fiscal
2023 was due primarily to

a 6% decrease in same-store

sales and closed stores, partially offset

by sales from
new stores. Same-store sales include stores

that have been open more than

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

28,

2023

and

are
included

in

the

same-store

sales

calculation.

Total

revenues,

comprised

of

retail

sales

and

other

revenue
(principally finance

charges and

late fees

on customer

accounts receivable

and layaway

fees), were

$158.3
million

and

$533.2

million

for

the

three

and

nine

months

ended

October

28,

2023,

compared

to

$176.6
million

and

$580.2

million

for

the

three

and

nine

months

ended

October

29,

2022,

respectively.

The
Company operated

1,245 stores

at October

28, 2023

compared to

1,317 stores

at the end

of last

year’s third

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
27
quarter.

During the

first nine

months of

fiscal 2023,

the Company

opened nine stores

and closed

44 stores.

The Company currently expects to close

approximately 110 stores in total in

fiscal 2023.
Credit

revenue

of

$0.7

million

represented

0.4%

of

total

revenues

in

the

third

quarter

of

fiscal

2023,
compared to

2022 credit

revenue of

$0.6 million

or 0.3%

of total

revenues. Credit

revenue is

comprised of
interest earned on the Company’s private label credit card portfolio and related fee income.

Related expenses
principally

include payroll,

postage

and

other

administrative expenses

and totaled

$0.4

million in

the third
quarter of fiscal 2023, compared to

last year’s third quarter expense of

$0.4 million.
Other

revenue,

a

component

of

total

revenues,

was

$1.6

million

and

$5.0

million

for

the

three

and

nine
months ended October 28,

2023, respectively, compared to

$1.7 million and $5.4

million for the prior

year’s
comparable three and

nine month periods. The

decrease in Other revenue

for both the three

and nine months
was due to

decreases in gift

card breakage and

e-commerce shipping revenue

partially offset by

increases in
finance charges and late fees

associated with the Company’s proprietary credit card.
Cost of

goods sold

was $105.8

million, or

67.5% of

retail sales

and $345.5

million, or

65.4% of retail

sales
for the three and nine months ended October 28, 2023, respectively, compared to $123.8 million, or 70.7% of retail sales

and $387.7

million, or

67.5% of

retail sales

for the

comparable three

and nine

month periods

of
fiscal 2022.

The overall

decrease in

cost of

goods sold

as a

percent of

retail sales

for the

third quarter

and
first

nine

months

of

fiscal

2023

resulted

primarily

from

lower

ocean

freight

costs

and

increased

sales

of
regular

priced

goods,

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
dollars (retail sales less

cost of goods sold

exclusive of depreciation)

decreased by 0.6% to

$50.9 million for
the

third

quarter

of

fiscal

2023

and

by

2.4%

to

$182.6

million

for

the

first

nine

months

of

fiscal

2023,
compared to $51.2 million and $187.1 million for the prior year’s comparable three and nine months of fiscal
2022, respectively.

Gross margin as presented may not be

comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card

processing

fees.

SG&A
expenses were $61.8 million, or 39.4% of retail sales and $185.3 million, or 35.1% of retail sales for the third
quarter and first nine months of

fiscal 2023, respectively, compared to $61.4

million, or 35.1% of retail sales
and

$182.6

million,

or 31.8%

of retail

sales

for the

prior

year’s

comparable three

and

nine

month periods,
respectively.

The increase in

SG&A for the

third quarter and

first nine months

of fiscal 2023

was primarily
due to higher payroll and insurance

expense.
Depreciation expense was $2.5 million, or 1.6% of retail sales and $7.4 million, or 1.4% of retail sales for the
third quarter

and first

nine months

of fiscal

2023, respectively,

compared to

$2.9 million,

or 1.6%

of retail
sales and $8.4 million or 1.5%

of retail sales for the comparable three

and nine month periods of fiscal

2022,
respectively.

Interest and other income was $1.5 million, or 1.0% of retail sales and $3.8 million, or 0.7% of retail sales for the three and

nine months ended October

28, 2023, respectively, compared

to $2.3 million, or

1.3% of retail
sales and $4.6 million, or 0.8% of retail sales for the comparable three and nine month periods of fiscal

2022,
respectively.

The decrease for the

third quarter and first

nine months of

fiscal 2023 compared

to fiscal 2022

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
28
was

primarily

attributable

to the

Company’s

receipt

of

a

Business

Recovery

Grant from

the state

of

North
Carolina in 2022, partially offset by higher

amounts earned on investments due to

higher interest rates.
Income tax

benefit was

$4.3 million

and $0.8

million for the

third quarter

and first

nine months of fiscal
2023,

respectively,

compared to

a

tax

benefit

of

$4.7 million

and

a

tax

expense

of

$3.0

million

for

the
comparable three

and nine month

periods of

fiscal 2022,

respectively.

For the

first nine

months of

fiscal
2023, the

Company’s effective

tax rate

was 60.4% compared

to 49.7%

for the first

nine months of

fiscal
2022.

The change in the 2023 year-to-date effective tax rate was primarily due to increases in foreign rate differential and the release of reserves for uncertain tax positions, offset by decreases in

Global Intangible
Low-taxed

Income (GILTI),

state

income taxes,

non-deductible officer’s

compensation, and

foreign tax
credits, as percentages on a pre-tax loss.

LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations

and borrowings available

under its revolving

credit agreement,

will be

adequate to fund

the
Company’s regular operating requirements

and expected capital expenditures

for fiscal 2023 and the

next 12
months.
Cash

provided

by

operating

activities

during

the

first

nine

months

of

fiscal

2023

was

$11.7

million

as
compared to $19.3 million provided

in the first nine months of fiscal

2022. The decrease in cash provided

of
$7.6 million for

the first nine

months of fiscal

2023 as compared

to the first

nine months of

fiscal 2022 was
primarily due to a net loss in 2023 compared to net income in 2022,

and higher accounts receivable, partially
offset by lower accounts payable and

accrued liabilities.
At

October

28,

2023,

the

Company

had

working

capital

of

$76.8

million

compared

to

$74.7

million

at
January 28,

2023.
The increase

in working

capital was

primarily attributable

to a

decrease in

current lease
liability and an increase in

cash, partially offset by a decrease

in inventory and short-term investments.
As of October 28, 2023, the Company has an unsecured revolving credit line, which provides for borrowings of up

to $35.0

million, less

the balance

of any

revocable letters

of credit

related to

purchase commitments,
and is

committed through

May 2027.

The revolving

credit agreement

contains various

financial covenants
and limitations,

including the

maintenance of

specific financial

ratios.

On October

24, 2023,

the Company
amended the revolving

credit agreement

to link

the calculation

of the

Company’s EBITDAR

coverage ratio
to

the

amount

of

the

Company’s

cash

and

investments.

Though

the

effect

of

the

amendment

reduced

the
minimum EBITDAR

coverage ratio

for the

quarter ended

October 28,

2023 and

is expected

to do

so going
forward, the Company

was in compliance

with the amended

credit agreement for

the quarter ended

October
28, 2023

and also

would have

been in

compliance without

giving effect

to the

amendment.

There were

no
borrowings

outstanding,

nor

any

outstanding

letters

of

credit

that

reduced

borrowing

availability,

as

of
October 28, 2023.

The weighted average

interest rate under

the credit facility

was zero at

October 28, 2023
due to no borrowings outstanding.
Expenditures

for

property

and

equipment

totaled

$10.3

million

in

the

first

nine

months

of

fiscal

2023,
compared to

$14.4 million

in last

fiscal year’s

first nine

months. The

decrease in

expenditures for

property
and equipment

was

primarily

due to

finishing

projects related

to investments

in the

distribution center

and
information

technology.

For

the

full

fiscal

2023

year,

the

Company

expects

to

invest

approximately

$12.0
million for capital expenditures.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
29
Net cash provided by investing activities totaled $6.1 million in the first nine months of fiscal 2023 compared to

$0.2

million net

cash

provided in

the comparable

period

of

2022.

The

increase

in net

cash provided

in
2023 was primarily due to a

decrease in capital expenditures.
Net cash used in financing activities totaled $12.7 million in the first nine months of fiscal

2023 compared to
$22.2 million used in the comparable period of fiscal 2022.

The decrease in net cash used in fiscal 2023 was
primarily due to lower stock repurchases.
On November 16, 2023, the Board

of Directors maintained the quarterly dividend at

$0.17 per share.
As of

October 28,

2023, the

Company had

909,653 shares

remaining in

open authorizations

under its

share
repurchase program.

The Company does not use

derivative financial instruments.
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental debt securities held

in managed accounts with

underlying ratings of A

or better at

October 28,
2023

and

January

28,

2023.

The

state,

municipal

and

corporate

bonds

have

contractual

maturities

which
range from four days to 3.1 years.

The U.S. Treasury Notes have contractual

maturities which range from 79
days

to

2.3

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

28,

2023,

the

Company

had

$0.8

million

of

corporate

equities

and

deferred
compensation plan assets

of $9.0 million.

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

October 28, 2023.

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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal

quarter ended October 28, 2023

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
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.

THE CATO CORPORATION
PART II OTHER

INFORMATION
32
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended October 28, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
Fiscal of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
August 2023 - $ - -
September 2023 - - -
October 2023 - - -
Total - $ - - 909,653
(1)
Prices include trading costs.
(2)
As of

July 29,

2023, the

Company’s

share repurchase

program had

909,653 shares

remaining in
open

authorizations.

During

the

third

quarter

ended

October

28,

2023,

the

Company

did

not
repurchase or

retire any

shares

under this

program.

As of

October 28,

2023, the

Company had
909,653

shares

remaining

in

open

authorizations.

There

is

no

specified

expiration

date

for

the
Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable.

THE CATO CORPORATION
PART II OTHER

INFORMATION
33
ITEM 4.

MINE SAFETY DISCLOSURES:
Not Applicable.
ITEM 5.

OTHER INFORMATION:
During the three months ended October 28, 2023,

none of the Company’s

directors or officers (as defined
in

Rule

16a-1(f)

of

the

Securities

Exchange

Act

of

1934,

as

amended)
adopted

or
terminated

a

“Rule
10b5-1 trading

arrangement” or

a “
non-Rule
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
10.1**
Second Amendment, dated as of August 9, 2023, to Credit Agreement, dated as of May 19 2022, among the Registrant, the banks party thereto and Wells Fargo
Bank, National Association.
10.2*
Third Amendment, dated as of October 24, 2023, to Credit Agreement, dated as of May 19 2022, among the Registrant, the banks party thereto and Wells Fargo
Bank, National Association.

31.1*
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*
Section 1350 Certification of Principal Executive Officer.

32.2*
Section 1350 Certification of Principal Financial Officer.
101.1*
The following materials

from Registrant’s Quarterly

Report on Form

10-Q for the
fiscal quarter

ended October

28, 2023,

formatted in

Inline XBRL:

(i) Condensed
Consolidated Statements

of Income

(Loss) and

Comprehensive Income

(Loss) for
the

Three

Months

and

Nine

Months

Ended

October

28,

2023

and

October

29,
2022;

(ii)

Condensed

Consolidated

Balance

Sheets

at

October

28,

2023

and
January 28, 2023;

(iii) Condensed Consolidated Statements

of Cash Flows for

the
Nine

Months

Ended

October

28,

2023

and

October

29,

2022;

(iv)

Condensed
Consolidated

Statements

of

Stockholders’

Equity

for

the

Nine

Months

Ended
October 28, 2023 and October 29, 2022; and (v) Notes to Condensed Consolidated
Financial Statements.
104.1
Cover Page

Interactive Data

File

(Formatted in

Inline

XBRL

and

contained

in
the Interactive Data Files submitted as Exhibit 101.1*)

THE CATO CORPORATION
PART II OTHER

INFORMATION
34
* Submitted electronically herewith.

** Included herein solely to correct an incorrect hyperlink

in the Exhibit Index to the

Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2023.

THE CATO CORPORATION
PART II OTHER

INFORMATION
35
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO

CORPORATION
November 21, 2023
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
November 21, 2023 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer