Form 10-K
period 2024-02-03
CATO CORP
filed 2024-03-27
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
February 3, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes

☐

No
☑

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant as of July 29, 2023, the last business day of the Company’s most recent second quarter, was $
146,852,671

based on the last reported sale price per share on the New York Stock Exchange on that date.

As of February 3, 2024, there were
18,802,742

shares of Class A common stock and
1,763,652

shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2024 annual meeting of shareholders are incorporated by reference into Part III.

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

10 – 22
Item 1B.
Unresolved Staff Comments

...........................................................................................

22
Item 1C.
Cybersecurity

..................................................................................................................

22
Item 2.

Properties

........................................................................................................................

23

Item 3.

Legal Proceedings

...........................................................................................................

24

Item 3A.

Executive Officers of the Registrant

...............................................................................

25

Item 4.
Mine Safety Disclosures

.................................................................................................

25

PART

II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

........................................................................................

26 – 28

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................................................................

29 – 35

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

........................................

35

Item 8.

Financial Statements and Supplementary Data ..............................................................

36 – 66

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial
Disclosure

.......................................................................................................................

67

Item 9A.

Controls and Procedures

.................................................................................................

67

Item 9B.
Other Information

...........................................................................................................

68
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

............................

68

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance .............................................

69

Item 11.

Executive Compensation

................................................................................................

69

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

........................................................................................................

69

Item 13.

Certain Relationships and Related Transactions, and Director Independence

...............

70

Item 14.

Principal Accountant Fees and Services

.........................................................................

70

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

..................................................................

71

Item 16. Form 10-K Summary …………………………………………………………………. 73

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
incorporated

by

reference

that

reflect

projections

or

expectations

of

our

future

financial

or

economic
performance;

(2) statements

that

are

not

historical information;

(3) statements

of

our

beliefs,

intentions,
plans

and

objectives for

future operations,

including those

contained in

“Management’s

Discussion and
Analysis of

Financial Condition

and Results

of

Operations”; (4) statements

relating to

our operations

or
activities for our fiscal year ended February 3, 2024 (“fiscal 2023”) and beyond, including,

but not limited
to,

statements

regarding

expected

amounts

of

capital

expenditures

and

store

openings,

relocations,
remodels and closures,

statements regarding the

potential impact of

the COVID-19 pandemic and

related
responses

and

mitigation

efforts,

as

well

as

the

potential

impact

of

supply

chain

disruptions,

extreme
weather

conditions,

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

costs, inflation,

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
pressures; our

ability to

predict and

respond to

rapidly changing

fashion trends

and consumer

demands;
our ability to

successfully implement our

new store development

strategy to increase

new store openings
and our

ability of

any such

new stores

to grow

and perform

as expected;

adverse weather,

public health
threats

(including

the

global

COVID-19

pandemic)

or

similar

conditions

that

may

affect

our

sales

or
operations;

inventory

risks

due

to

shifts

in

market

demand,

including

the

ability

to

liquidate

excess
inventory

at

anticipated

margins;

adverse

developments

or

volatility

affecting

the

financial

services
industry or broader financial markets; and

other factors discussed under “Risk Factors”

in Part I, Item 1A
of this annual report on Form 10-K for the fiscal year ended February 3, 2024 (“fiscal 2023”), as amended or supplemented, and in

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

1,178

fashion

specialty

stores

at

February

3,

2024,

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

2,400 to

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

2023.

See

Note

13

to

the

Consolidated Financial

Statements, “Reportable

Segment

Information,”
for a discussion of information regarding the Company’s two reportable segments: Retail and Credit.

The

Company

has

operated

Cato-branded

retail

stores

for

approximately

77

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

2023,

purchases from

the
Company’s

largest

vendor

accounted

for

approximately

13%

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

associated with changes,

disruptions, increased costs

or
other problems

affecting the

Company’s

merchandise supply

chain; the

risks of

conducting international
operations

and

risks

that

affect

the

prevailing

social,

economic,

political,

public

health

and

other
conditions

in

the

areas

from

which

we

source

merchandise

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

Technology,

Related

Systems

and

Cybersecurity

–

A

disruption

or
shutdown of

our centralized

distribution center

or transportation

network could

materially and

adversely
affect our business and results of operations.”

Advertising

The

Company

uses

television,

in-store

signage,

graphics,

a

Company

website,

two

e-commerce
websites

and

social

media

as

its

primary

advertising

media.

The

Company’s

total

advertising
expenditures

were

approximately

1.0%,

1.0%

and

0.9%

of

retail

sales

for

fiscal

years

2023,

2022

and
2021, respectively.
Store Operations

The Company’s

store operations

management team

consists of

four territorial

managers, 11

regional
managers and 104 district managers. Regional managers receive a salary plus a bonus based

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

The

Company’s

store

development

activities

consist

of

opening

new

stores

in

new

and

existing
markets,

relocating

selected

existing

stores

to

more

desirable

locations

in

the

same

market

area

and
closing underperforming stores. The following table sets forth information with respect to the Company’s
development activities since fiscal 2019:

Store Development
Number of Stores
Beginning of Number Number Number of Stores
Fiscal Year Year Opened Closed End of Year
2019………………….……...…………. 1,311

5

35 1,281
2020………………….……...…………. 1,281

76

27 1,330
2021……………………….……...……. 1,330

6

25 1,311
2022…………....………….……...……. 1,311

19

50 1,280
2023………….………...….……...……. 1,280

9

111 1,178

The Company periodically

reviews its store

base to determine

whether any particular

store should be
closed based on its sales

trends and profitability.

The Company intends to continue this

review process to
identify underperforming stores.

Credit and Layaway

Credit Card Program
The Company offers its own credit card, which accounted for 3.4%, 3.1% and 2.5% of retail sales in
fiscal 2023, 2022 and 2021, respectively. The Company’s net bad debt expense was 3.6%, 2.0% and 3.0%
of credit sales in fiscal 2023, 2022 and 2021, respectively.
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

A $5.00 rewards card is earned for every
250

points

accumulated

by

the

customer.

The

rewards

card

expires

90

days

after

the

rewards

card

is
issued.

The fiscal 2023 loyalty program impact is immaterial to the fiscal 2023 financial statements.

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
up

and

completely pays

for

layaway

merchandise.

Administrative fees

are

recognized

in

the

period

in
which the

layaway is

initiated.

Recognition of

restocking fees occurs

in the

accounting period

when the
customer

defaults

on

the

layaway

purchase.

Layaway

sales

represented

approximately

3.0%,

2.7%

and
2.7% of retail sales in fiscal 2023, 2022 and 2021, respectively.

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

Sales information

is projected

by merchandise

category and,

in

some cases,

is

further projected

and
actual

performance measured

by

stock

keeping

unit

(SKU).

Merchandise

allocation

models

are

used

to
distribute

merchandise

to

individual

stores

based

upon

historical

sales

trends,

climatic

conditions,
customer demographics and targeted inventory turnover rates.
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
our capital

expenditures, results

of operations

or competitive

position in

fiscal 2023,

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

February

3,

2024,

the

Company

employed

approximately

7,300

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

You

should carefully consider
the

following

risk

factors,

in

addition

to

the

other

information

contained

in

this

report,

including

the
disclosures

under

“Forward-looking

Information”

above

in

evaluating

our

Company

and

any

potential
investment

in

our

common

stock.

If

any

of

the

following

risks

or

uncertainties

occur

or

persist,

our
business, financial condition and

operating results could

be materially and

adversely affected, the

trading
price

of

our

common

stock

could

decline

and

you

could

lose

all

or

a

part

of

your

investment

in

our
common

stock.

The

risks

and

uncertainties

described

in

this

section

are

not

the

only

ones

facing

us.

Additional risks

and uncertainties

not presently

known to

us or

that we

currently deem

immaterial

may
also materially

and adversely

affect

our business,

operating results,

financial condition

and value

of our
common stock.
Risks Relating to Our Business:
Continued high interest rates and inflationary conditions have and may continue to adversely
impact our customers’ discretionary income or willingness to purchase discretionary items, which
may adversely affect our business, margins, results of operations and financial condition.
Continued high interest rates have adversely affected our customers’ discretionary income, in part due to increased

interest costs

associated with

credit accounts

including revolving

credit accounts,

car loans,
mortgage loans and other credit accounts.

In addition, the increased payments due to

higher interest rates
deter our

customers from

purchasing discretionary

items such

as apparel,

shoes and

jewelry.

Continued
inflationary pressures

limit our

customers’ willingness

to purchase

apparel, shoe

or jewelry

products, as
prices associated

with non-discretionary

items, including

food, fuel

and shelter

costs increase

or remain
high,

reducing

our

customers’

discretionary

income.

Any

reduction

in

our

customers’

discretionary
spending on our products could

erode our sales volume and

adversely affect our results

of operations and
financial condition.

Because we source a significant portion of our merchandise directly and indirectly from overseas,
we are subject to risks associated with changes, disruptions, increased costs or other problems
affecting the Company’s merchandise supply chain; the risks of conducting international operations and risks that affect the prevailing social, economic, political, public health and other
conditions in the areas from which we source merchandise have and could continue to materially
and adversely affect the Company’s business, results of operations and financial condition.

A significant amount of our merchandise is manufactured overseas, principally in Southeast Asia. We are

subject

to

supply

chain

disruptions

affecting

transit

times

and

costs,

including

issues

related

to

a
sustained drought

in Panama

that is

causing longer

transit times

through the

Panama Canal

and limiting
the number of containers on a vessel due to vessel draft restrictions.

We

also face disruptions from issues
related to

vessels transiting the

Suez Canal and

Red Sea, which

are being forced

to travel

a much

longer
distance around the

Cape of Good

Hope due to

the hostilities in

the Middle East.

These continued issues
have and

may continue to

drive up our

ocean freight costs,

delay merchandise deliveries,

and impact our
ability to access the already limited supply of

ocean container shipping capacity that we require.

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

vendors are
dependent on materials

primarily sourced from China.

As a result,

we are subject

to numerous risks

that
can cause significant delays or interruptions in the supply of our merchandise or increase our costs.

These
risks

include

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

imports.

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

costs.
Our costs are

also affected by currency

fluctuations, and changes in

the value of the

dollar relative to
foreign currencies have impacted and may continue to impact our cost of goods sold. Any of these factors
can materially

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
The operation of our sourcing offices in Asia presents increased operational and legal risks.

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

inflation,

interest

rates,

energy

and

food

costs,

salaries

and

wage

rates

and

other
sources

of

income,

tax

rates,

home

values,

consumer

net

worth,

the

availability

of

consumer

credit,

-
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

have caused

wages to

increase

at the

store, distribution

center and

home office
levels, as well

as making it

more difficult to

hire new associates

and retain existing associates.

The tight
labor

market

and

continued

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
Our

ability

to

raise

retail

prices

in

response

to

these

cost

increases

is

limited,

in

part

due

to

our
customers’

unwillingness

to

pay

higher

prices

for

discretionary

items

in

light

of

actual

or

perceived
effects

of

inflation

in

increasing

our

customers’

cost

of

essential

items

and

diminishing

customers’
disposable income, sentiment or financial outlook.

Moreover, the persistence or worsening of inflationary
conditions

and

high

interest

rates

could

also

lead

our

customers

to

reduce

their

amount

of

current
discretionary

spending

on

our

products

even

in

the

absence

of

price

increases,

which

could

erode

our
sales volume and adversely affect our results of operations and financial condition.

Adverse

developments

affecting

the

financial

services

industry

or

events

or

concerns

involving
liquidity,

defaults

or

non-performance

by

financial

institutions

or

transactional

counterparties
could adversely affect our business, financial condition or results of operations.
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
discretionary income or

our customers’

willingness to purchase

apparel, shoes or

jewelry products.

Any
reduction

in

our

customers’

discretionary

spending

on

our

products

could

erode

our

sales

volume

and
adversely affect our results of operations and financial condition.

Extreme weather, natural disasters, impacts of climate change, public health threats or similar events have and may continue to adversely affect our sales or operations from time to time.

Extreme

changes

in

weather,

natural

disasters,

physical

impacts

of

climate

change,

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

For example, extended
periods of unseasonably

warm temperatures during the

winter season or

cool weather during

the summer
season can

render a

portion of

our inventory incompatible

with those unseasonable

conditions.

Reduced
sales

from extreme

or

prolonged unseasonable

weather

conditions

would

adversely affect

our

business.

The occurrence or

threat of extreme

weather, natural

disasters, power outages, terrorist

acts, outbreaks of
flu

or

other

communicable

diseases

(such

as

COVID-19)

or

other

catastrophic

events

could

reduce
customer

traffic

in

our

stores

and

likewise

disrupt

our

ability

to

conduct

operations,

which

would
materially and adversely affect us.

The

long-term

impacts

of

global

climate

change

are

expected

to

be

unpredictable

and

widespread.

The

potential

impacts

of

climate

change

present

a

variety

of

potential

risks.

The

physical

effects

of
climate

change

such

as

extreme

weather

and

drought

could

adversely

affect

our

results

of

operations,
including disrupting our

supply chain, the

costs of our

products and negatively

impacting our workforce.

In

addition,

the

potential

impacts

of

climate

change

present

transition

risks

including

regulatory

and
reputational

risks.

The

potential

cost

of

compliance

with

any

future

regulations

may

substantially
increase our

costs. For

example, the

use of

certain commodities

in the

manufacture of

our products

and
energy

we

use

in

our

operations

may

face

increased

regulation

due

to

climate

change

or

other
environmental concerns, which could

increase our costs.

Furthermore, any failure of

or perceived failure
by us

to comply

with any

potential future

climate change

regulatory requirements

including stakeholder
expectations regarding the environment, could adversely affect our reputation and results of operations.
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
timely

manner.

Accordingly,

any

failure

by

us

to

anticipate,

identify,

design

and

respond

to

changing
fashion

trends

could

adversely

affect

consumer

acceptance

of

our

merchandise,

which

in

turn

could
adversely affect our business, results

of operations and our image with our

customers.

If we miscalculate
either the

market for

our merchandise

or our

customers’ tastes or

purchasing habits, we

may be required
to sell a significant amount of inventory at below-average markups over cost, or below cost, which would
adversely affect our margins and results of operations.
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

Many

of

our

competitors offer

frequent

promotions and

reduce

their

selling prices.

In some

cases,

our
competitors are expanding into

markets in which we

have a significant market

presence.

In addition, our
competitors

also

compete

for

the

same

retail

store

space.

As

a

result

of

this

competition,

we

may
experience

pricing

pressures,

increased

marketing

expenditures,

increased

costs

to

open

new

stores,

as
well

as

loss

of

market

share,

which

could

materially

and

adversely

affect

our

business,

results

of
operations and financial condition.
Our inability to effectively manage inventory has impacted and may continue to negatively impact
our gross margin and our overall results of operations.

Factors

affecting

sales

include

fashion

trends,

customer

preferences,

calendar

and

holiday

shifts,
competition,

weather,

supply

chain

issues,

actual

or

potential

public

health

threats

and

economic
conditions, including

but not

limited to

continued high

interest rates

and persistent

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

The currently

competitive environment

for

hiring new

associates and

retaining existing

associates is
causing

wages

to

increase,

which

has

affected

and

could

continue

to

adversely

affect

our

business,
margins, operating results and financial condition if we cannot offset these cost increases.
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

in

and

could

result

in

future

impairment

charges.

If

we

cannot

successfully

execute

our
growth strategies, our financial condition and results of operations may be adversely impacted.

Risks Relating to Our Information Technology, Related Systems and Cybersecurity:
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

severe weather conditions,

power outages, technical malfunctions,

cyberattacks, acts
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

our measures

are unsuccessful

due to

cyberattacks or

otherwise, it

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

In the U.S., there are various new
rules

or

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

and regulations, such as the
new rules regarding climate emissions reporting and

auditing requirements.

Failure to comply with all

of
the

new

rules

and

regulations

and

proposed

regulatory requirements

in

a

timely

manner

may

adversely
affect our reputation, business and financial performance.
Changes to accounting rules and regulations may adversely affect our reported results of
operations and financial condition.

U.S.

Generally

Accepted

Accounting

Principles

and

SEC

accounting,

disclosures

and

reporting
changes are

common and have

become more frequent

and significant

in the

past several years.

Changes
in

accounting

rules,

disclosures

or

regulations

and

varying

interpretations

of

existing

accounting

rules,
disclosures and regulations have significantly affected our reported financial statements and those of other participants in

the retail

industry in

the past

and may

continue to

do so

in

the future.

Future changes

to
accounting

rules,

disclosures

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
Primarily these arise in the

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

conditions
that drive these

factors.

As federal, state

and municipal entities

struggle with declining

tax revenues and
budget deficits,

we cannot

be

assured of

our ability

to timely

access these

investments if

the market

for
these issues declines.

Similarly,

the default by

issuers of the

debt securities we

hold or similar

securities
could impair

the

value or

liquidity of

our investments.

The development

or persistence

of

any of

these
conditions could

adversely affect

our financial

condition, results

of operations

and ability

to execute

our
business

strategy.

In

addition,

we

have

significant

amounts

of

cash

and

cash

equivalents

at

financial
institutions that

are in

excess of

the federally

insured limits.

An economic

downturn or

development of
adverse

conditions

affecting

the

financial

sector

and

stability

of

financial

institutions

could

cause

us

to
experience losses on our deposits.

Our ability

to access

credit markets

and our

revolving line

of credit,

either generally

or on

favorable
market terms, may be

impacted by the

factors discussed in

the preceding paragraph, as

well as continued
compliance with covenants under

our revolving credit agreement. The

development or persistence of

any

of these

adverse factors or

failure to

comply with covenants

on which our

borrowing is conditioned

may
adversely affect

our financial

condition, results

of operations

and our

ability to

access our

revolving line
of credit and to execute our business strategy.

Risks Relating to the Market Value of Our Common Stock:
The interests of our principal shareholder may limit the ability of other shareholders to influence
the direction of the Company and otherwise affect our corporate governance and the market price
of our common stock.

As of March 27, 2024, John P. D. Cato, Chairman, President and Chief Executive Officer, beneficially owned approximately 51.9%

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

In addition, Mr.

Cato has the ability to control the

management of
the

Company

as

a

result

of

his

position

as

Chief

Executive

Officer.

We

qualify

for

exemption

as

a
“controlled

company”

from

compliance

with

certain

New

York

Stock

Exchange

corporate

governance
rules,

including

the

requirements

that

we

have

a

majority

of

independent

directors

on

our

Board,

an
independent

compensation

committee

and

an

independent

corporate

governance

and

nominating
committee.

If we

elected to

utilize these

“controlled company” exceptions,

our other shareholders

could
lose the

benefit of

these corporate

governance requirements

and the

market value

of

our common

stock
could be adversely affected.
There can be no assurance that we will choose to declare or be able to declare cash dividends in
the future.

The declaration and payment of any dividend is subject to the approval of our Board of Directors.

Our
Board of

Directors regularly

evaluates

our ability

to

pay a

dividend based

on many

factors,

such as

but
not

limited

to,

applicable

legal

requirements,

the

financial

position

of

the

Company,

contractual
restrictions

and

our

capital

allocation strategy.

There

can

be

no

assurance

that a

cash

dividend

will

be
declared in the future in any particular amount, or at all.

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

Item 1B.

Unresolved Staff Comments:

None.
Item 1C.

Cybersecurity:
Risk Management Strategy

We

recognize

the

importance

of

effectively

managing

cybersecurity

risk

in

protecting

our

business,
customers

and

employees,

and

we

manage

cybersecurity

risk

as

part

of

our

overall

risk

management
system

and

compliance

processes.

We

maintain

a

process

designed

to

identify,

assess

and

manage
material

risks

from

cybersecurity

threats,

including

risks

relating

to

theft

of

customer

data,

primarily
payment cards, disruption

to business operations

or financial reporting

systems, fraud, extortion,

harm to
employee

data

and

violation

of

privacy

laws.

In

recent

years,

we

have

increased

our

investments

in
cybersecurity

risk

management within

our

environment and

have

developed an

enterprise

cybersecurity
program designed

to

detect, identify,

classify and

mitigate cybersecurity

and other

data security

threats.
This

program classifies

potential threats

by

risk

levels,

and

we

typically prioritize

our

threat

mitigation
efforts

based

on those

risk classifications.

In the

event

we

identify a

potential cybersecurity,

privacy or
other data security issue,

we have defined procedures for

responding to such issues,

including procedures
that

address

when

and

how

to

engage

with

Company

executives,

our

Board

of

Directors,

other
stakeholders and

law enforcement

when responding

to

such

issues. Additionally,

various aspects

of

our
cybersecurity program,

particularly compliance

with the

Payment Card

Industry standards,

are regularly
reviewed by independent third

parties. We

also maintain cybersecurity insurance, which

we believe to

be
commensurate

with

our

size

and

the

nature

of

our

operations,

as

part

of

our

comprehensive

insurance
portfolio.

We

utilize

third-party

intrusion

detection

and

prevention

systems

and

vulnerability

and

penetration
testing to

monitor our

environment. We

also use

third-party software

to test

our employees' responses

to
suspicious emails and to

inform targeted cyber

awareness training.

Our information security and

privacy
policies

are

informed

by

regulatory

requirements

and

are

reviewed

periodically

for

compliance

and
alignment

with

current

state

and

federal

laws

and

regulations.

We

comply

with

applicable

industry
security

standards,

including the

Payment Card

Industry

Data

Security

Standard (“PCI

DSS”).

Because
we

are

aware

of

the

risks

associated

with

third-party

service

providers,

we

also

have

implemented
processes

to

oversee

and manage

these

risks.

We

conduct

security

assessments

of

third-party

providers
before

engagement

and

maintain ongoing

monitoring to

help

ensure

compliance with

our

cybersecurity
standards.

Additionally,

we

maintain

a

cybersecurity

incident

response

plan,

which

is

reviewed

regularly,

and
provides

a

framework

for

handling

and

escalating

cybersecurity

incidents

based

on

the

severity

of

the
incident and facilitates cross-functional coordination across the Company.

Through the

processes described

above,

we

did

not

identify

risks

during the

year

ended

February 3,
2024 from current or

past cybersecurity threats or cybersecurity

incidents that have materially affected

or
are

reasonably

likely

to

materially

affect

our

business

strategy,

results

of

operations,

or

financial
condition.

However,

we

face

ongoing

risks

from

certain

cybersecurity

threats

that,

if

realized,

are
reasonably likely

to

materially affect

our

business strategy,

results

of

operations, or

financial condition.
See

the

risk

factors

discussed

under

the

heading,

“Risk

Factors

—

Risks

Relating

to

Our

Information
Technology,

Related Systems and Cybersecurity” for further information.
Governance

Our

Board

of

Directors

recognizes

the

important

roles

that

information

security

and

mitigating
cybersecurity and other data security threats

play in our efforts

to protect and maintain the

confidentiality
and security of

customer, employee and

vendor information, as

well as non-public

information about our
Company.

Although

the

Board

as

a

whole

is

ultimately

responsible

for

the

oversight

of

our

risk
management

function,

the

Board

has

delegated

to

its

Audit

Committee

primary

responsibility

for
oversight

of

risk

assessment

and

risk

management,

including

risks

related

to

cybersecurity

and

other
technology

issues.

The

Audit

Committee

also

oversees

the

Company’s

internal

control

over

financial
reporting, including

with respect

to financial

reporting-related information

systems. The

Chief Financial
Officer (CFO) and Chief

Accounting Officer (CAO) meet regularly

with the Audit Committee and

Board
of Directors.

The

Audit

Committee

reviews

quarterly

our

cybersecurity

activities,

including

review

of

annual
external assessment

results, training

results, and

discussion of

cybersecurity risks

and resolutions,

and is
responsible for elevating

significant matters to

the Board as

events arise.

The Audit

Committee receives
reports

from

our

Chief

Information

Officer

(CIO)

annually

regarding

our

cybersecurity

framework,

as
well as our plans to mitigate cybersecurity risks and respond to any data breaches.

From

a

management

perspective,

our

enterprise

cybersecurity

is

overseen

by

our

cybersecurity
committee, which is chaired by our

CFO and includes our CAO, CIO, Chief

Information Security Officer
(CISO),

as

well

as

key

members

of

financial

management,

information

technology

and

audit.

Our
cybersecurity infrastructure

is

overseen by

our

CISO, who

reports

to

our

CIO.

Our

CIO reports

to

our
CFO

and

has

served

in

various

roles

in

information

technology

and

information

security

for

over

30
years.
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

information.

Item 3A.

Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 27, 2024 are as follows:
Name Age

Position
John P.

D. Cato............................

73

Chairman, President and Chief Executive Officer
Charles D. Knight........................

59
Executive Vice President, Chief Financial Officer
Gordon Smith

..............................

68

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
Market & Dividend Information

The

Company’s

Class A Common

Stock

trades

on the

New York

Stock

Exchange (“NYSE”) under
the symbol CATO.

As of March 25, 2024, the approximate number of record holders of the Company’s Class A Common
Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

The Cato Corporation Stock Performance Graph
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/1/2019
1/31/2020
1/29/2021
1/28/2022
1/27/2023
2/2/2024
The Cato Corporation
Russell 2000
Dow Jones US Apparel Retailers

Stock Performance Graph

The

following

graph

compares

the

yearly

change

in

the

Company’s

cumulative

total

shareholder
return on

the Company’s

Common Stock (which

includes Class

A Stock

and Class

B Stock)

for each

of
the

Company’s

last

five

fiscal

years

with

(i)

the

Dow

Jones

U.S.

Retailers,

Apparel

Index

and

(ii)

the
Russell 2000 Index.
THE CATO

CORPORATION
STOCK PERFOMANCE TABLE
(BASE 100 – IN DOLLARS)
LAST TRADING DAY
OF THE FISCAL YEAR
THE CATO
CORPORATION
DOW JONES U.S.
RETAILERS,

APPL
INDEX
RUSSELL 2000

INDEX
2/1/2019 100 100 100
1/31/2020 118 111 109
1/29/2021 86 119 142
1/28/2022 128 132 140
1/27/2023 82 144 136
2/2/2024 61 161 139

The graph assumes an initial investment of $100 on February 1, 2019,

the last trading day prior to the
commencement of the Company’s 2019 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended February 3, 2024:
Total Number of
Maximum Number

Shares Purchased as (or Approximate Dollar
Total Number

Part of Publicly
Value) of Shares that may

of Shares
Average Price Announced Plans or yet be Purchased Under
Period
Purchased Paid per Share (1)

Programs (2)
the Plans or Programs (2)
November 2023 - $ - -
December 2023 - - -
January 2024 - - -
Total - $ - - 909,653
(1) Prices include trading costs.
(2)
During

the

fourth

quarter

ended

February

3,

2024,

the

Company

did

not

repurchase

or

retire

any
shares under

this program.

As of

February 3,

2024, the

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

Consolidated
Financial Statements, including the accompanying Notes appearing in

Part II, Item 8 of this

annual report
on Form 10-K.

This section of the annual report

on Form 10-K generally discusses fiscal 2023

and fiscal
2022

and

year-to-year

comparisons

between

fiscal

2023

and

fiscal

2022,

as

well

as

certain

fiscal

2021
items.

Discussions

of

fiscal

2021

items

and

year-to-year

comparisons

between

fiscal

2022

and

fiscal
2021 that are not included

in this Form 10-K can

be found in “Management’s

Discussion and Analysis of
Financial

Condition

and

Results

of

Operations”

in

Part

II,

Item

7

of

the

Company’s

annual

report

on
Form 10-K for the fiscal year ended January 28, 2023.
Recent Developments
Inflationary Cost Pressure and High Interest Rates

Our

customers’

disposable

income

was

negatively

impacted

by

high

interest

rates

and

continued
inflation related to

fuel, food, housing,

including rent, and

other consumable products

and a flattening

of
wage rates in 2023. The

persistence of high interest rates and

inflation negatively affected our customers’
willingness to purchase discretionary items such as apparel, jewelry and shoes.

Though the Federal Reserve paused

raising rates in the

fall of 2023, it

has indicated it is

committed to
maintaining

interest

rates

at

or

near

these

elevated

levels

until

inflation

subsides

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

We

believe continued

inflation and

high interest

rates negatively

impacted fiscal

2023 and

will likely
continue to have a negative impact on

consumer behavior and, by extension, our results of

operations and
financial condition during fiscal 2024.
Merchandise Supply Chain

A

significant

amount

of

our

merchandise

is

manufactured

overseas,

principally

Southeast

Asia,

and
traverses through the Panama Canal or

the Suez Canal.

Due to a sustained regional

drought, the Panama
Canal

has

reduced

the

number

of

transits

by

approximately

37%

and

has

also

reduced

the

permissible
draft of vessels

transiting the Panama Canal,

which reduces the volume

and number of

containers carried
by container

ships and

increases our

costs.

The recent

hostilities affecting

the Red

Sea and

Suez Canal
are

causing

container

ships

to

travel

a

much

longer

distance

around

the

Cape

of

Good

Hope,

which

is
increasing both lead times for merchandise during our key selling times and our costs to ship these goods.

Both of these situations have negatively impacted 2023 and will likely continue to have a negative impact on our results of operations and financial condition during fiscal 2024.

Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of
retail sales for the years indicated:
Fiscal Year Ended February 3, 2024 January 28, 2023
Retail sales ………………………………………………………….. 100.0% 100.0%
Other revenue………………………………………………………… 1.1 0.9
Total revenues ………………………………………………………. 101.1 100.9
Cost of goods sold ………………………………………………….. 66.3 67.7
Selling, general and administrative…………………………………. 36.1 32.3
Depreciation ………………………………………………………… 1.4 1.5
Interest and other income …………………………………………… 0.7 0.8
Income (loss) before income taxes ………………………………………… (2.0) 0.2
Net income (loss)………………………………………………………….. (3.4) % - %
Fiscal 2023 Compared to Fiscal 2022

Retail sales

decreased by

6.9% to

$700.3 million

in fiscal

2023 compared

to $752.4

million in

fiscal
2022. The decrease in

retail sales in fiscal

2023 was primarily due

to a 5.9% decrease

in same-store sales
and

sales from

closed stores

in

2022

and

stores

closed

in

the

first

half

of

2023,

partially offset

by

an
additional

week of sales

in 2023 and a

small increase in

sales from stores opened in 2023. Fiscal

2023 had
53 weeks

versus 52

weeks in

fiscal 2022.

Same-store sales

for the

fiscal year

2023 decreased

primarily
due

to

lower

transactions,

partially

offset

by

fewer

returns

and

slightly

higher

average

sales

per
transaction. Same-store

sales includes

stores that

have been

open more

than 15

months. Stores

that have
been relocated or expanded are also included in the same-store sales calculation after they have been open more

than

15

months.

In

fiscal

2023 and

fiscal

2022,

e-commerce sales

were less

than

5%

and

6%

of
total sales and same-store sales, respectively.

The method of calculating same-store sales varies across the retail

industry.

As

a

result,

our

same-store

sales

calculation

may

not

be

comparable

to

similarly

titled
measures

reported

by

other

companies.

Total

revenues,

comprised

of

retail

sales

and

other

revenue
(principally finance

charges and

late

fees

on

customer accounts

receivable, gift

card

breakage, shipping
charges for e-commerce purchases

and layaway fees), decreased by 6.7%

to $708.1

million in

fiscal 2023
compared

to

$759.3

million

in

fiscal

2022.

The

Company

operated

1,178

stores

at

February

3,

2024
compared to 1,280 stores operated at January 28, 2023.

In fiscal 2023, the Company opened nine new stores and closed 111 stores.

Other

revenue,

a

component

of

total

revenues,

increased

to

$7.7

million

in

fiscal

2023

from

$6.9
million

in

fiscal

2022.

The

increase

was

due

to

increases

in

gift

card

breakage

and

finance

charges
associated

with

the

Company’s

proprietary

credit

card,

partially

offset

by

decreases

in

e-commerce
shipping revenue.

Credit

revenue

of

$2.6

million

represented

0.4%

of

total

revenue

in

fiscal

2023,

a

$0.4

million
increase compared to fiscal 2022 credit

revenue of $2.2 million or 0.3% of

total revenue.

The increase in
credit revenue was

primarily due to

increases in finance

charges and late

fee income as

a result of

higher
accounts receivable

balances.

Credit revenue

is comprised

of interest

earned on

the Company’s

private
label credit

card portfolio

and related

fee income.

Related expenses

include

principally payroll,

postage
and

other

administrative

expenses

and

totaled

$1.7

million

in

fiscal

2023

compared

to

$1.7

million

in
fiscal

2022.

See

Note 13

to

the

Consolidated Financial

Statements,

“Reportable Segment

Information”
for

a schedule

of

credit-related expenses.

Total

credit segment

income before

taxes

was $0.9

million in
fiscal 2023 and $0.6 million in fiscal 2022.

Cost

of

goods sold

was $464.3

million, or

66.3% of

retail

sales, in

fiscal

2023 compared

to

$509.7
million, or 67.7% of retail sales, in fiscal 2022. The decrease in cost of goods sold as a percentage of sales resulted

primarily

from

lower

ocean

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
departments

and

distribution

center.

Occupancy

expenses

include

rent,

real

estate

taxes,

insurance,
common

area

maintenance,

utilities

and

maintenance

for

stores

and

distribution

facilities.

Total

gross
margin

dollars

(retail

sales

less

cost

of

goods

sold

and

excluding

depreciation)

decreased

by

2.8%

to
$236.0 million

in fiscal

2023 from

$242.7 million

in fiscal

2022. Gross

margin as

presented may

not be
comparable to that of other companies.

Selling, general

and administrative expenses

(“SG&A”), which

primarily include corporate

and store
payroll,

related

payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card
processing fees were $252.8 million in fiscal

2023 compared to $242.6 million in fiscal

2022, an increase
of 4.2%. As a percent of retail sales, SG&A was 36.1% compared to 32.3% in the prior year. The increase in SG&A

expense in

fiscal 2023

was primarily

attributable to

higher payroll,

insurance and

closed store
expenses.

Depreciation

expense

was

$9.9

million

in

fiscal

2023

compared

to

$11.1

million

in

fiscal

2022.
Depreciation

expense

decreased

from

fiscal

2022

due

to

fully

depreciated

older

stores

and

prior

period
impairments

of

leasehold

improvements

and

fixtures,

partially

offset

by

store

development

and
information technology expenditures.

Interest and

other income

decreased to

$5.1 million

in fiscal

2023 compared

to $5.9

million in

fiscal
2022.

The

decrease

is

primarily

attributable

to

receiving

a

Business

Recovery

Grant

from

the

State

of
North

Carolina

in

fiscal

2022,

partially

offset

by

higher

amounts

earned

on

investments

due

to

higher
interest rates.

Income tax expense was

$10.1 million, or 1.4%

of retail sales in

fiscal 2023 compared to

income tax
expense

of

$1.7

million,

or

0.2%

of

retail

sales

in

fiscal

2022.

The

income

tax

expense

increase

was
primarily due to a valuation allowance

recorded against U.S. federal and state

deferred tax assets due to

a
pre-tax loss,

partially offset

by foreign

rate differential.

The effective

tax rate

was (73.5%)

(Expense) in
fiscal

2023

compared

to

98.4%

(Expense)

in

fiscal

2022.

See

Note

12

to

the

Consolidated

Financial
Statements, “Income Taxes,” for further details.
Off-Balance Sheet Arrangements

None.
Critical Accounting Policies and Estimates

The Company’s

accounting policies are

more fully described

in Note

1 to the

Consolidated Financial
Statements.

As

disclosed

in

Note

1

to

the

Consolidated

Financial

Statements,

the

preparation

of

the
Company’s

financial

statements

in

conformity

with

generally

accepted

accounting

principles

in

the
United

States

(“GAAP”)

requires

management

to

make

estimates

and

assumptions

about

future

events
that

affect

the

amounts reported

in

the

financial statements

and

accompanying notes.

Future events

and
their

effects

cannot

be

determined

with

absolute

certainty.

Therefore,

the

determination

of

estimates
requires

the

exercise

of

judgment.

Actual

results

inevitably

will

differ

from

those

estimates,

and

such
differences

may

be

material

to

the

financial

statements.

The

most

significant

accounting

estimates
inherent in the preparation of the Company’s financial statements include the calculation of potential asset impairment, income tax

valuation allowances, reserves relating

to self-insured health

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

to the

Consolidated Financial Statements,
“Leases” for further information.

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
Liquidity, Capital Resources and Market Risk

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash
flows from operations, will be

adequate to fund the Company’s

regular operating requirements, including
$66.9

million

of

lease

obligations

and

planned

investments

of

$8.7

million

of

capital

expenditures,

for
fiscal 2024 and for the foreseeable future.

Cash

provided

by

operating

activities

during

fiscal

2023

was

$0.5

million

as

compared

to
$13.4 million in

fiscal 2022

and $59.8

in fiscal

2021. Cash

provided by

operating activities

during 2023
was primarily attributable to net income adjusted for depreciation, share-based compensation, impairment and changes in

working capital. The

decrease of $12.9

million for fiscal

2023 compared to

fiscal 2022 is
primarily

due

to

lower

net

operating

income

partially

offset

by

a

decrease

in

merchandise

inventories

and
deferred taxes.

At

February 3,

2024,

the

Company had

working

capital

of

$55.1 million compared

to

$74.7 million
and

$111.5

million

at

January

28,

2023

and

January

29,

2022,

respectively.

The

decrease in

working

capital

compared

to

the

prior

year

is

primarily

due

to

lower

short-term

investments

and

lower

inventory,
partially offset by lower accounts payable

and current lease liability.

At February 3,

2024, the Company

had an

unsecured revolving credit

agreement, which provided

for
borrowings of

up to

$35.0 million less

the

balance of

any revocable

letters of

credit related

to

purchase
commitments,

and

was

committed

through

May

2027.

The

credit

agreement

contains

various

financial
covenants and limitations, including the maintenance of specific financial ratios with which the Company
was in

compliance as

of

February 3,

2024. There

were no

borrowings outstanding,

nor

any outstanding
letters of

credit that

reduced borrowing

availability,

under this

credit facility

as of

the fiscal

year ended
February 3, 2024 or the fiscal year ended January 28, 2023.

The

Company

had

no

outstanding

revocable

letters

of

credit

relating

to

purchase

commitments

at
February 3, 2024 or at January 28, 2023.

Expenditures

for

property

and

equipment

totaled

$12.5

million,

$19.4

million

and

$4.1

million

in
fiscal 2023,

2022 and

2021, respectively.

The

expenditures for

fiscal 2023

were primarily

for additional
investments in nine new stores, our

distribution center and information technology.

Net

cash

provided

by

investing

activities

totaled

$19.8

million

for

fiscal

2023

compared

to

$16.0
million provided

in fiscal

2022 and

$25.3 million

used in

fiscal 2021.

In fiscal

2023, the

cash provided
was primarily

attributable to

the net

sales of

short-term investments,

partially offset

by expenditures

for
property and equipment.

Net cash used in financing activities totaled

$16.1 million in fiscal 2023 compared to

net cash used of
$29.3

million

for

fiscal

2022

and

$31.8

million

for

fiscal

2021.

The decrease in

cash used during

fiscal
2023 was primarily due to lower

share repurchase amounts.

The Company does not use derivative financial instruments.

See

Note

4

to

the

Consolidated

Financial

Statements,

“Fair

Value

Measurements,”

for

information
regarding the Company’s financial assets that are measured at fair value.

The

Company’s

investment

portfolio

was

primarily

invested

in

corporate

bonds

and

taxable
governmental debt securities held in managed accounts

with underlying ratings of A or

better at February
3, 2024. The state,

municipal and corporate bonds and

asset-backed securities have contractual maturities
which

range

from

seven

days

to

3.1

years.

The

U.S.

Treasury

Notes

have

contractual

maturities

which
range

from

four

days to

2.0

years. These

securities are

classified as

available-for-sale and

are recorded

as
Short-term investments, Restricted cash, and Other assets on the accompanying Consolidated Balance Sheets.
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

February

3,

2024

and

January

28,

2023,

the

Company

had

$1.1

and

$0.9

million,
respectively,

of

corporate

equities,

which

are

recorded

within

Other

assets

in

the

accompanying
Consolidated Balance Sheets.

Level

1

category

securities

are

measured

at

fair

value

using

quoted

active

market

prices.

Level

2
investment securities include corporate and municipal bonds for which quoted prices may not be available on
active exchanges for identical instruments.

Their fair value is principally based on market values determined by management with the assistance of a third-party pricing service.

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

February

3,

2024

relate

primarily

to

operating

lease
commitments for

store leases.

Operating leases

represent minimum

required lease

payments under

non-
cancellable

lease

terms.

Most

store

leases

also

require

payment

of

related

operating

expenses

such

as
taxes, utilities, insurance and maintenance, which are not included in our estimated lease obligations.

See
Note

11

to

the

Consolidated

Financial

Statements,

“Leases”

for

the

maturities

of

our

operating

lease
obligations.
Recent Accounting Pronouncements

See

Note 1

to

the

Consolidated Financial

Statements,

“Summary of

Significant Accounting

Policies,
Recently Issued Accounting Pronouncements.”
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

Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID
238
) .....................................

37

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

for the fiscal

years ended February 3, 2024, January 28, 2023 and January 29, 2022 ................................

...........

40

Consolidated Balance Sheets at February 3, 2024 and January 28, 2023

.............................................

41

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024,

January 28, 2023

and January 29, 2022................................

................................................................

.........................

42

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3,

2024,

January 28, 2023 and January 29, 2022 ................................................................

............................

43

Notes to Consolidated Financial Statements ..........................................................................................

44

Schedule II — Valuation

and Qualifying Accounts for the fiscal years ended February 3, 2024,

January 28, 2023 and January 29, 2022 ................................................................

............................

75

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation
Opinions on the Financial Statements and Internal Control over Financial

Reporting
We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries (the “Company”) as of February 3, 2024 and

January 28, 2023, and the related consolidated
statements of income (loss), of comprehensive income (loss), of stockholders’

equity and of cash flows
for each of the three years in the period ended February 3, 2024, including the related notes and financial
statement schedule listed in the accompanying index (collectively referred to as the “consolidated
financial statements”). We also have audited the Company's internal control over financial reporting as of
February 3, 2024, based on criteria established in Internal Control - Integrated

Framework (2013) issued
by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the financial position of the Company as of February

3, 2024 and January 28, 2023, and the
results of its operations and its cash flows for each of the three years in the period ended February 3, 2024
in conformity with accounting principles generally accepted in the United

States of America. Also in our
opinion, the Company maintained, in all material respects, effective internal control over financial
reporting as of February 3, 2024, based on criteria established in Internal

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
Impairment of Long-Lived Assets - Store Location Asset Groupings
As described in Notes 1 and 6 to the consolidated financial statements,

the Company’s consolidated
property and equipment, net balance was $64.0 million, of which the store locations were a portion, and
consolidated operating lease right-of-use assets, net balance was $154.7 million as of February 3, 2024.
The Company invests in leaseholds, right-of-use assets and equipment,

primarily in connection with the
opening and remodeling of stores, and in computer software and hardware.

The Company periodically
reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate
to fixtures and equipment, leasehold improvements, right-of-use assets net of lease liabilities, and
information technology equipment and software. An impairment charge is recorded for the amount by
which the carrying value exceeds the estimated fair value when management determines that projected
cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This
determination is based on a number of factors, including the store’s historical operating results and future projected cash flows, which include contribution margin projections. The Company assesses the fair value
of each lease by considering market rents and any lease terms that may adjust market rents under certain
conditions such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain
criteria. An impairment charge for store assets of $1.8 million was recorded during the year ended
February 3, 2024.

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
/s/
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 27, 2024
We have served as the Company’s

auditor since 2003.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
Fiscal Year Ended
February 3, 2024 January 28, 2023 January 29, 2022
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
700,318
$
752,370
$
761,358

Other revenue (principally finance charges,

late fees and layaway charges)
7,741
6,890
7,913

Total revenues
708,059
759,260
769,271
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of

depreciation shown below)
464,313
509,664
453,065

Selling, general and administrative (exclusive

of depreciation shown below)
252,742
242,561
266,954

Depreciation
9,871
11,080
12,356

Interest expense
35
87
72

Interest and other income
(5,101)
(5,902)
(2,141)

Costs and expenses, net
721,860
757,490
730,306
Income (loss) before income taxes
(13,801)
1,770
38,965
Income tax expense
10,140
1,741
2,121
Net income (loss)
$
(23,941)
$
29
$
36,844
Basic earnings (loss) per share $
(1.17)
$
-
$
1.65
Diluted earnings (loss) per share
$
(1.17)
$
-
$
1.65
Dividends per share $
0.68
$
0.68
$
0.45
Comprehensive income:
Net income (loss) $
(23,941)
$
29
$
36,844
Unrealized gain (loss) on available-for-sale

securities, net of deferred income taxes of

$
489
, ($
287
), and ($
433
) for fiscal 2023, 2022

and 2021, respectively
1,633
(958)
(1,435)
Comprehensive income (loss) $
(22,308)
$
(929)
$
35,409
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS
February 3, 2024 January 28, 2023
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
23,940
$
20,005
Short-term investments
79,012
108,652
Restricted cash
3,973
3,787
Accounts receivable, net of allowance for customer credit losses of $
705

at

February 3, 2024 and $
761

at January 28, 2023
29,751
26,497
Merchandise inventories

98,603
112,056
Prepaid expenses and other current assets
7,783
6,676

Total Current Assets

243,062
277,673
Property and equipment – net

64,022
70,382
Deferred income taxes
-
9,213
Other assets

25,047
21,596
Right-of-Use assets - net
154,686
174,276

Total Assets

$
486,817
$
553,140
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
87,821
$
91,956
Accrued expenses

37,404
41,338
Accrued bonus and benefits

1,675
1,690
Accrued income taxes

-
613
Current lease liability
61,108
67,360

Total Current Liabilities

188,008
202,957
Other noncurrent liabilities
14,475
16,183
Lease liability
92,013
107,407
Commitments and contingencies
-
-
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares authorized,

none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,802,742

and
18,723,225

shares issued at

February 3, 2024 and January 28, 2023, respectively
635
632
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

and
1,763,652

shares issued at

February 3, 2024 and January 28, 2023, respectively
59
59
Additional paid-in capital

126,953
122,431
Retained earnings

64,279
104,709
Accumulated other comprehensive income

395
(1,238)

Total Stockholders' Equity

192,321
226,593

Total Liabilities and Stockholders’ Equity

$
486,817
$
553,140
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Fiscal Year Ended
February 3, 2024 January 28, 2023 January 29, 2022
(Dollars in thousands)
Operating Activities:
Net income (loss) $
(23,941)
$
29
$
36,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation
9,871
11,080
12,356

Provision for customer credit losses
554
280
429

Purchase premium and premium amortization of investments
(711)
537
(332)

Gain on sale of assets held for investment
8
-
-

Share based compensation
4,170
2,606
4,090

Deferred income taxes
8,724
386
(3,194)

Loss on disposal of property and equipment
84
199
629

Impairment of assets
1,811
884
901

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
(608)
29,034
(3,499)

Merchandise inventories
13,453
12,851
(40,784)

Prepaid and other assets
(216)
1,543
(505)

Operating lease right-of-use assets and liabilities
(2,056)
(2,573)
(3,855)

Accrued income taxes
(613)
(307)
(1,118)

Accounts payable, accrued expenses and other liabilities
(10,053)
(43,179)
57,826
Net cash provided by operating activities
477
13,370
59,788
Investing Activities:
Expenditures for property and equipment

(12,532)
(19,433)
(4,105)
Purchase of short-term investments
(48,055)
(54,734)
(141,937)
Sales of short-term investments
80,371
90,190
121,110
Purchase of other assets
-
-
(400)
Sales of other assets
(8)
-
-
Net cash provided by (used in) investing activities
19,776
16,023
(25,332)
Financing Activities:
Dividends paid
(13,954)
(14,369)
(9,972)
Repurchase of common stock
(2,562)
(15,216)
(22,033)
Proceeds from employee stock purchase plan
384
307
204
Net cash used in financing activities
(16,132)
(29,278)
(31,801)
Net increase in cash, cash equivalents, and restricted cash
4,121
115
2,655
Cash, cash equivalents, and restricted cash at beginning of period
23,792
23,677
21,022
Cash, cash equivalents, and restricted cash at end of period

$
27,913
$
23,792
$
23,677
Non-cash activity:
Accrued property and equipment expenditures $
942
$
685
$
657
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
287
)
-
-
-
(958)
(958)
Dividends paid ($
0.68

per share)
-
-
(14,369)
-
(14,369)
Class A common stock sold through employee stock purchase

plan
-
360
-
-
360
Share-based compensation expense
4
2,531
17
-
2,552
Repurchase and retirement of treasury shares
(41)
-
(15,176)
-
(15,217)
Balance — January 28, 2023 $
691
$
122,431
$
104,709
$
(1,238)
$
226,593
Comprehensive income:

Net loss
-
-
(23,941)
-
(23,941)

Unrealized gains (loss) on available-for-sale securities, net of deferred income tax expense of $
489
-
-
-
1,633
1,633
Dividends paid ($
0.68

per share)
-
-
(13,954)
-
(13,954)
Class A common stock sold through employee stock purchase

plan
2
445
-
-
447
Share-based compensation expense
10
4,077
18
-
4,105
Repurchase and retirement of treasury shares
(9)
-
(2,553)
-
(2,562)
Balance — February 3, 2024 $
694
$
126,953
$
64,279
$
395
$
192,321
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
are

located

primarily

in

strip

shopping

centers

principally

in

the

southeastern

United

States.

The
Company’s fiscal year ends on the Saturday nearest January 31 of the subsequent year. Fiscal year 2023 is a 53-week year and 2022 and 2021 are
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

Restricted Cash: The Company had $
4.0

million and $
3.8

million in escrow at February 3, 2024 and
January 28, 2023, respectively, as security and collateral for administration of the Company’s self-insured
workers’

compensation

and

general

liability

coverage,

which

is

reported

as

Restricted

cash

on

the
Consolidated Balance Sheets.

Supplemental Cash Flow

Information:
Income tax

payments, net

of refunds

received, for

the fiscal
years ended

February 3,

2024, January

28, 2023

and January

29, 2022

were a

payment of

$
4,121,000
, a
refund of $
29,206,000

and a payment of $
13,176,000
, respectively.

Inventories:
Merchandise

inventories

are

stated

at

the

net

realizable

value

as

determined

by

the
weighted-average cost method.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
45

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

to
predict and may be

subject to change. Asset

impairment charges of $
1,811,000
, $
884,000

and $
901,000

were
incurred in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Other Assets:
Other assets are comprised

of long-term assets, primarily

insurance contracts related to
deferred compensation assets and land held for investment purposes.

` Balance as of
February 3, 2024 January 28, 2023
(Dollars in thousands)
Other Assets

Deferred Compensation Investments
$
8,586
$
9,274

Land Held for Investment
9,334
9,334

Miscellaneous Investments
2,076
1,923

Asset Held for Sale
4,183
-

Other Deposits
604
571

Other
264
494
Total

Other Assets
$
25,047
$
21,596

Leases:
The

Company

leases

all

of

its

retail

stores.

Most

lease

agreements

contain

construction
allowances and rent escalations.

For purposes of recognizing incentives and minimum rental expenses on

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
46
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

to
customers

based

on

their

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

2023,

2022

and

2021,

the

Company

recognized

$
1,116,000
,

$
256,000

and

$
1,482,000
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

$
578,000

and

$
349,000

for

the

twelve

months

ended
February 3,

2024 and

January 28,

2023, respectively,

on sales

purchased on

the Company’s

proprietary
credit card of $
23.5

million and $
23.3

million for the twelve months

ended February 3, 2024 and January
28, 2023, respectively.

The following table provides information about receivables

and contract liabilities from contracts with
customers (in thousands):

`
Balance as of
February 3, 2024
January 28, 2023
Proprietary Credit Card Receivables, net $
10,909
$
10,553
Gift Card Liability $
8,143
$
8,523

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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
47

Advertising:
Advertising

costs

are

expensed

in

the

period

in

which

they

are

incurred.

Advertising
expense was approximately $
6,277,000
, $
6,868,000

and $
6,037,000

for the fiscal years ended February 3,
2024, January 28, 2023 and January 29, 2022, respectively.

Stock Repurchase Program:

For the fiscal year ended

February 3, 2024, the Company had

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

earnings

(loss)

less

earnings

allocated

to

non-vested

equity

awards
divided

by

the

weighted

average

number

of

common

shares

outstanding

for

the

period.

Diluted

EPS
reflects the potential dilution that could occur from common shares issuable through stock options and the
Employee Stock Purchase Plan.

The following table reflects

the basic and

diluted EPS calculations for

the fiscal years ended

February
3, 2024, January 28, 2023 and January 29, 2022:

` Fiscal Year Ended
February 3, 2024
January 28, 2023 January 29, 2022
Numerator (Dollars in thousands)
Net earnings (loss) $
(23,941)
$
29
$
36,844
(Earnings) loss allocated to non-vested equity awards
1,347
12
(1,937)
Net earnings (loss) available to common stockholders $
(22,594)
$
41
$
34,907
Denominator
Basic weighted average common shares outstanding
19,389,907
19,930,960
21,113,828
Diluted weighted average common shares outstanding
19,389,907
19,930,960
21,113,828
Net income (loss) per common share
Basic earnings (loss) per share $
(1.17)
$
-
$
1.65
Diluted earnings (loss) per share $
(1.17)
$
-
$
1.65

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

Income

Taxes:
The

Company

files

a

consolidated

federal

income

tax

return.

Income

taxes

are
provided

based

on

the

asset

and

liability

method

of

accounting,

whereby

deferred

income

taxes

are
provided

for

temporary

differences

between

the

financial

reporting

basis

and

the

tax

basis

of

the

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
48
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

Deferred

Tax

Valuation

Allowance:
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

and

restricted

cash,

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

Subsequent

Events:

On

February

16,

2024,

the

Company

closed

on

the

sale

of

land

held

for
investment

for

$
4.2

million,

less

commissions.

This

transaction

will

be

reflected

in

the

Company’s
consolidated financial statements in the first quarter of fiscal 2024.

Recently

Issued

Accounting

Pronouncements:

In

November

2023,

the

Financial

Accounting
Standards Board (“FASB”)

issued Accounting Standards

Update (“ASU”) 2023-07,

“Segment Reporting
(Topic 280):

Improvements to Reportable Segment Disclosures”, which modifies disclosure requirements

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
49
for

all

public

entities

that

are

required

to

report

segment

information.

The

update

will

change

the
reporting of

segments by

adding significant

segment expenses, other

segment items, title

and position

of
the

chief

operating

decision

maker

(“COD”)

and

how

the

COD

uses

the

reported

measures

to

make
decisions.

The update

also requires

all annual

disclosure about

a reportable

segment’s

profit or

loss and
assets in

interim periods.

This guidance

is effective

for fiscal

years beginning

after December

15, 2023
and interim

periods within fiscal

years beginning after

December 15,

2024.

Early adoption is

permitted,
and

the

guidance

is

applicable

retrospectively to

all

prior

periods

presented

in

the

financial

statements.

The

Company

is

currently

in

the

process

of

evaluating

the

potential

impact

of

adoption

of

this

new
guidance on its consolidated financial statements and related disclosures.

In

December

2023,

the

FASB

issued

ASU

2023-09,

“Income

Taxes

(Topic

740):

Improvements

to
Income

Tax

Disclosures”,

which

modifies

the

requirements

on

income

tax

disclosures

to

require
disaggregated

information

about

a

reporting

entity’s

effective

tax

rate

reconciliation

as

well

as
information on

income taxes

paid.

This guidance

is effective

for fiscal

years beginning

after December
15, 2024 for all public

business entities, with early adoption and retrospective application permitted.

The
Company is

currently in

the process

of evaluating

the potential

impact of

adoption of

this new

guidance
on its consolidated financial statements and related disclosures.

2.

Interest and Other Income:
The components of Interest and other income are shown below (in thousands):
Fiscal Year Ended
February 3, 2024 January 28, 2023 January 29, 2022
Dividend income
$
(78)
$
(47)
$
(76)
Interest income
(3,919)
(1,876)
(1,321)
State recovery grant
-
(1,431)
-
Insurance proceeds
-
(1,683)
-
Miscellaneous income
(1,079)
(896)
(580)
Net loss (gain) on investment sales
(25)
31
(164)
Interest and other income
$
(5,101)
$
(5,902)
$
(2,141)

In

fiscal

2022,

the

Company

received

$
1.4

million

from

the

state

of

North

Carolina’s

Business
Recovery

Program,

which

provided

aid

to

eligible

North

Carolina

businesses

that

suffered

significant
economic

damage from

the

COVID-19 pandemic.

Additionally,

in

fiscal

2022,

the

Company received
$
1.7

million in property insurance claims, including business interruption, from Hurricanes

Ida and Laura
in 2021 and 2020.

3.

Short-Term Investments:

At

February

3,

2024,

the

Company’s

investment

portfolio

was

primarily

invested

in

corporate

and
governmental debt

securities held

in managed

accounts.

These securities

are classified

as available-for-
sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with

unrealized

gains

and

temporary

losses

reported

net

of

taxes

in

Accumulated

other

comprehensive
income.

The

table

below

reflects

gross

accumulated

unrealized

gains

(losses)

in

short-term

investments

at
February 3, 2024 and January 28, 2023 (in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
50

` February 3, 2024 January 28, 2023
Debt securities Debt securities
issued by the U.S issued by the U.S
Government, its various Government, its various
States, municipalities Corporate States, municipalities Corporate and agencies debt and agencies debt
of each securities Total of each securities Total
Cost basis $
30,989
$
48,320
$
79,309
$
51,372
$
59,541
$
110,913
Unrealized gains
-
38
38
-
-
-
Unrealized (loss)
(335)
-
(335)
(1,020)
(1,241)
(2,261)
Estimated fair value $
30,654
$
48,358
$
79,012
$
50,352
$
58,300
$
108,652

Accumulated

other

comprehensive

income

on

the

Consolidated

Balance

Sheets

reflects

the
accumulated

unrealized

gains

and

losses

in

short-term investments

in

addition

to

unrealized

gains

and
losses

from

equity

investments

and

restricted

cash

investments.

The

table

below

reflects

gross
accumulated unrealized

gains and

losses in

these investments

at February

3, 2024

and January

28, 2023
(in thousands):

` February 3, 2024 January 28, 2023
Deferred Unrealized Deferred Unrealized
Unrealized Tax Benefit/ Net Gain/
Unrealized Tax Benefit/ Net Gain/
Security Type Gain/(Loss) (Expense) (Loss) Gain/(Loss) (Expense) (Loss)
Short-Term Investments $
(297)
$
68
$
(229)
$
(2,261)
$
521
$
(1,740)
Equity Investments
811
(187)
624
652
(150)
502
Total $
514
$
(119)
$
395
$
(1,609)
$
371
$
(1,238)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
51
4.

Fair Value Measurements:

The following tables set forth information regarding the Company’s financial assets that are measured
at fair value as of February 3, 2024 and January 28, 2023 (in thousands):

` Prices in

Active Significant

Markets for Other Significant

Identical Observable Unobservable

February 3, 2024
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
12,540
$
-
$
12,540
$
-

Corporate Bonds
45,400
-
45,400
-

U.S. Treasury/Agencies Notes and Bonds
18,114
-
18,114
-

Cash Surrender Value of Life Insurance
8,586
-
-
8,586

Asset-backed Securities (ABS)
2,958
-
2,958
-

Corporate Equities
1,084
1,084
-
-
Total Assets $
88,682
$
1,084
$
79,012
$
8,586
Liabilities:

Deferred Compensation
$
(8,654)
$
-
$
-
$
(8,654)
Total Liabilities $
(8,654)
$
-
$
-
$
(8,654)
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

better at February
3, 2024. The state,

municipal and corporate bonds and

asset-backed securities have contractual maturities
which

range

from
seven days

to

3.1

years.

The

U.S.

Treasury

Notes

have

contractual

maturities

which
range from
four days

to 2.0 years. These

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
and bank

credit cards

that carry

AAA ratings.

The auto

loan asset-backed securities

are backed

by static
pools

of

auto

loans

that

were

originated

and

serviced

by

captive

auto

finance

units,

banks

or

finance
companies.

The

bank

credit

card

asset-backed

securities

are

backed

by

revolving

pools

of

credit

card

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
52
receivables

generated

by

account

holders

of

cards

from American

Express,

Citibank,

JPMorgan

Chase,
Capital One, and Discover.

Additionally,

at

February

3,

2024

and

January

28,

2023,

the

Company

had

$
1.1

and

$
0.9

million,
respectively,

of

corporate

equities,

which

are

recorded

within

Other

assets

in

the

accompanying
Consolidated Balance Sheets.

Level

1

category

securities

are

measured

at

fair

value

using

quoted

active

market

prices.

Level

2
investment securities include corporate and municipal bonds for which quoted prices may not be available on
active exchanges for identical instruments.

Their fair value is principally based on market values determined by management with the assistance of a third-party pricing service.

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

The following tables summarize

the change in fair

value of the Company’s

financial assets and liabilities
measured using Level 3 inputs for the

years ended February 3, 2024 and
January 28, 2023

(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
53

` Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at January 28, 2023 $
9,274

Redemptions
(1,168)

Total gains or (losses)

Included in interest and other income (or

changes in net assets)
480
Ending Balance at February 3, 2024 $
8,586
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at January 28, 2023 $
(8,903)

Redemptions
1,119

Additions
(292)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(578)
Ending Balance at February 3, 2024 $
(8,654)
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

Additions
(379)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
354
Ending Balance at January 28, 2023 $
(8,903)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
54

5. Accounts Receivable:
Accounts receivable consist of the following (in thousands):
February 3, 2024
January 28, 2023
Customer accounts — principally deferred payment accounts

$
11,614
$
11,313
Income tax receivable
6,285
6,442
Miscellaneous receivables

7,171
3,991
Bank card receivables
5,386
5,512
Total

30,456
27,258
Less allowance for customer credit losses
705
761
Accounts receivable — net

$
29,751
$
26,497

Finance charge

and late

charge

revenue on

customer deferred

payment accounts

totaled $
2,640,000
,
$
2,243,000

and $
2,066,000

for the fiscal
years ended February 3, 2024, January 28, 2023

and January 29,
2022,

respectively,

and

charges

against

the

allowance

for

customer

credit

losses

were

approximately
$
554,000
,

$
280,000

and

$
429,000

for

the

fiscal

years

ended

February

3,

2024,

January

28,

2023

and
January

29,

2022,

respectively.

Expenses

relating

to

the

allowance

for

customer

credit

losses

are
classified

as

a

component

of

Selling,

general

and

administrative

expense

in

the

accompanying
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).

Current

year

Miscellaneous

receivables

includes

$
3.2

million

for

the

estimated

cost

to

repair

the
Company’s corporate jet, which had sustained damage at the end of the second quarter.

6. Property and Equipment:
Property and equipment consist of the following (in thousands):
February 3, 2024
January 28, 2023
Land and improvements

$
13,755
$
13,595
Buildings

35,756
35,537
Leasehold improvements

74,782
77,609
Fixtures and equipment

155,357
174,640
Information technology equipment and software
39,904
38,202
Construction in progress

18,034
12,989
Total

337,588
352,572
Less accumulated depreciation

273,566
282,190
Property and equipment — net

$
64,022
$
70,382

Construction in progress primarily represents costs related to new store development,
distribution center improvements and investments in new technology.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
55

7. Accrued Expenses:
Accrued expenses consist of the following (in thousands):
February 3, 2024
January 28, 2023
Accrued employment and related items

$
4,736
$
7,377
Property and other taxes

13,544
16,546
Accrued self-insurance

9,500
7,968
Fixed assets
942
685
Other

8,682
8,762
Total

$
37,404
$
41,338

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
56
8.

Financing Arrangements:

As of

February 3,

2024, the

Company had

an unsecured

revolving credit

agreement, which

provided
for

borrowings

of

up

to

$
35.0

million,

less

the

balance

of

any

revocable

letters

of

credit

related

to
purchase

commitments,

and

is

committed

through

May

2027.

The

revolving

credit

agreement

contains
various

financial

covenants

and

limitations,

including

the

maintenance

of

specific

financial

ratios.

On
August

9,

2023,

the

Company

amended

the

revolving

credit

agreement

to

modify

a

definition

used

in
calculating

the

Company’s

minimum

EBITDAR

coverage

ratio

to

add

back

certain

income

tax
receivables

for

purposes

of

calculating

the

ratio

through

February

3,

2024.

On

October

24,

2023,

the
Company further

amended

the

revolving

credit

agreement to

flex

the

Company’s

minimum EBITDAR
coverage

ratio

based

upon

the

amount

of

the

Company’s

cash

and

investments.

The

Company

was

in
compliance

with

the

amended

revolving

credit

agreement

as

of

February

3,

2024.

There

were
no
borrowings outstanding,
no
r any

outstanding letters

of credit

that reduced

borrowing availability,

under this
credit facility

as of

the fiscal

year ended

February 3,

2024 or

the fiscal

year ended

January 28,

2023.

The
weighted

average interest

rate

under the

credit facility

was
zero

at

February

3, 2024

due

to
no

borrowings
outstanding.

The Company had
no

outstanding revocable letters of credit relating to purchase commitments at February
3, 2024 or at January 28, 2023.
9.

Stockholders’ Equity:

The

holders

of

Class A

Common

Stock

are

entitled

to
one vote per share
,

whereas

the

holders

of
Class B Common Stock are entitled

to
ten votes per share
. Each share of

Class B Common Stock may be
converted at any time into one share of Class A Common Stock
. Subject to the rights of the holders of any
shares of

Preferred Stock

that may

be outstanding

at the

time, in

the event

of liquidation,

dissolution or
winding

up

of

the

Company,

holders

of

Class A

Common

Stock

are

entitled

to

receive

a

preferential
distribution of $
1.00

per share of the

net assets of the Company.

Cash dividends on the

Class B Common
Stock cannot be

paid unless cash

dividends of at

least an equal

amount are paid

on the Class A

Common
Stock.

The

Company’s

certificate of

incorporation

provides that

shares

of

Class B Common

Stock

may be
transferred

only

to

certain

“Permitted

Transferees”

consisting

generally

of

the

lineal

descendants

of
holders

of

Class B

Common

Stock,

trusts

for

their

benefit,

corporations

and

partnerships controlled

by
them and the

Company’s employee benefit

plans. Any transfer

of Class B Common Stock

in violation of
these

restrictions,

including

a

transfer

to

the

Company,

results

in

the

automatic

conversion

of

the
transferred

shares

of

Class B

Common

Stock

held

by

the

transferee

into

an

equal

number

of

shares

of
Class A Common Stock.
10.

Employee Benefit Plans:

The

Company

has

a

defined

contribution

retirement

savings

plan

(“401(k)

plan”)

which

covers

all
associates

who

meet

minimum

age

and

service

requirements.
The 401(k) plan allows participants to
contribute up to 75% of their annual compensation up to the maximum elective deferral, designated by the Internal Revenue Service.

The Company

is obligated

to make

a minimum

contribution to

cover plan
administrative expenses.

Further Company

contributions

are

at the

discretion of

the

Board of

Directors.
The

Company’s

contributions

for

the

years

ended

February 3,

2024,

January

28,

2023

and

January

29,
2022 were approximately $
1,099,000
, $
1,184,000

and $
1,210,000
, respectively.

The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.

The amount

of the

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
57
Company’s discretionary

contribution to the ESOP

is determined by the

Compensation Committee of the
Board of Directors and can be

made in Company Class A Common stock or

cash.

Due to a net operating
loss

in

fiscal

2023,

the

Committee

did

not

approve

a

contribution

to

the

ESOP

for

the

year

ended
February

3,

2024.

The

Company’s

contributions

were

$
32,510

and

$
29,430,000

for

the

years

ended
January 28, 2023 and January 29, 2022, respectively.

The Company is primarily self-insured for healthcare.

These costs are significant primarily due to the
large

number of

the Company’s

retail locations

and associates.

The Company’s

self-insurance liabilities
are

based

on the

total

estimated costs

of

claims filed

and estimates

of

claims incurred

but not

reported,
less

amounts

paid

against

such

claims.

Management

reviews

current

and

historical

claims

data

in
developing its

estimates. If

the underlying

facts and

circumstances of

the claims

change or

the historical
trend is not indicative of future trends, then the Company may be required to record additional expense or
a

reduction

to

expense

which

could

be

material

to

the

Company’s

reported

results

of

operations

in

the
period recorded. The Company funds healthcare contributions

to a third-party provider.

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

The components of lease cost are shown below (in thousands):

` Fiscal Year Ended
February 3, 2024 January 28, 2023
Operating lease cost (a)
$
70,363
$
71,513
Variable

lease cost (b)
$
2,646
$
3,127
(a) Includes right-of-use asset amortization of ($
1.3
) million and ($
1.7
) million for the twelve months
ended February 3, 2024 and January 28, 2023, respectively.
(b) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.

Supplemental cash flow

information and

non-cash activity related

to the

Company’s operating

leases
are as follows (in thousands):

Operating cash flow information:
Fiscal Year Ended
February 3, 2024 January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities $
65,872
$
67,194
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations
$
44,284
$
57,628

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
58

Weighted-average

remaining lease

term and

discount rate

for the

Company’s

operating leases

are as
follows:

`
As of
February 3, 2024 January 28, 2023
Weighted-average remaining lease term
2.3

years
2.5

years
Weighted-average discount rate
4.58%
3.13%

Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):

Fiscal Year
2024 $
66,868
2025
45,125
2026
29,070
2027
16,517
2028
7,716
Thereafter
690
Total lease payments
165,986
Less: Imputed interest
12,865
Present value of lease liabilities $
153,121
12.

Income Taxes:

Unrecognized

tax

benefits

for

uncertain

tax

positions,

primarily

recorded

in

Other

noncurrent
liabilities, are established in accordance

with ASC 740 when, despite

the fact that the

tax return positions
are

supportable, the

Company believes

these

positions may

be

challenged

and the

results

are

uncertain.

The

Company adjusts

these

liabilities

in

light

of

changing

facts

and

circumstances.

As

of

February

3,
2024,

the

Company had

gross

unrecognized

tax

benefits

totaling

approximately

$
3.9

million,

of

which
approximately

$
5.0

million (inclusive

of

interest)

would

affect

the

effective

tax

rate

if

recognized.

The
Company had approximately $
1.8

million, $
2.0

million and $
2.0

million of interest and

penalties accrued
related

to

uncertain

tax

positions

as

of

February

3,

2024,

January

28,

2023

and

January

29,

2022,
respectively.

The

Company recognizes

interest

and

penalties

related

to

the

resolution

of

uncertain

tax
positions

as

a

component

of

income

tax

expense.

The

Company

recognized

$
393,000
,

$
517,000

and
$
452,000

of interest

and penalties

in the

Consolidated Statements

of Income

(Loss) and

Comprehensive
Income (Loss) for the years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively.

The

Company is

no

longer

subject

to

U.S.

federal

income

tax

examinations

for

years

before

2020.

In
state

and

local

tax

jurisdictions,

the

Company

has

limited

exposure

before

2013.

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
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
59

`
February 3, 2024 January 28, 2023 January 29, 2022
Fiscal Year

Ended
Balances, beginning
$
4,886
$
5,286
$
5,946

Additions for tax positions of the current year
76
431
1,312

Additions for tax positions of prior years
-
137
680
Reduction for tax positions of prior years for:

Lapses of applicable statutes of limitations
(1,065)
(968)
(2,652)
Balances, ending
$
3,897
$
4,886
$
5,286

The provision for income taxes consists of

the following (in thousands):

`
February 3, 2024 January 28, 2023 January 29, 2022
Fiscal Year

Ended
Current income taxes:

Federal
$
(148)
$
(817)
$
2,532

State
(334)
(231)
802

Foreign
1,898
2,403
1,984

Total
1,416
1,355
5,318
Deferred income taxes:

Federal
6,613
200
(2,558)

State
2,093
186
(639)

Foreign
18
-
-

Total
8,724
386
(3,197)
Total income tax expense
$
10,140
$
1,741
$
2,121

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
60

Significant

components of

the

Company’s deferred

tax assets

and liabilities

as of

February 3,

2024

and
January 28, 2023 are as follows

(in thousands):

`
February 3, 2024 January 28, 2023
Deferred tax assets:
Allowance for customer credit losses
$
150
$
162
Inventory valuation
1,076
1,042
Non-deductible accrued liabilities
1,367
1,435
Other taxes
862
875
Federal benefit of uncertain tax positions
712
851
Equity compensation expense
2,975
2,892
Federal tax credits
379
-
Net operating losses
7,854
5,567
Charitable contribution carryover
265
216
State tax credits
-
340
Lease liabilities
34,810
40,090
Property and equipment
3,885
3,400
Amortization
1,401
-
Other
2,150
2,822
Total deferred

tax assets before valuation allowance
57,886
59,692
Valuation

allowance
(17,998)
(5,058)
Total deferred

tax assets after valuation allowance
39,888
54,634
Deferred tax liabilities:
Right-of-Use assets
39,721
44,732
Accrued self-insurance reserves
167
689
Total deferred

tax liabilities
39,888
45,421
Net deferred tax assets $
-
$
9,213
The changes in the valuation allowance are presented below:
February 3, 2024 January 28, 2023
Valuation

Allowance Beginning Balance
$
(5,058)
$
(4,473)

Net Valuation

Allowance (Additions) / Reductions
(12,940)
(585)
Valuation

Allowance Ending Balance
$
(17,998)
$
(5,058)

The Company had $
0.3

million of state tax credits to offset future state income tax expense, which expired during fiscal 2023. The Company had previously

recorded a valuation allowance of $
0.3

million.

As of February

3, 2024, the

Company had $
6.8

million of net

deferred tax assets

attributable to state

net
operating

loss

carryforwards

and

$
0.3

million

of

other

deferred

tax

assets

affecting

state

income

tax.

The
Company assessed the likelihood that deferred tax

assets related to state net operating

loss carryforwards and
other deferred tax

assets affecting state

income tax will

be realized. Based

on this assessment,

the Company
concluded that it is more likely than not the Company will not be able to realize $
6.8

million and $
0.3

million
of the

net operating losses

and other

deferred assets, respectively,

and accordingly, has

recorded a

valuation
allowance for the same amount.

As

of

February

3,

2024,

the

Company

had

$
11.0

million

of

net

deferred

tax

assets

attributable

to

U.S.
federal net

operating

loss

carryforwards,

other

credit carryforwards

and

all

other deferred

tax assets

net of

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
61
deferred tax liabilities.

The Company assessed the likelihood that deferred tax

assets related to net operating
loss

carryforwards,

credit

carryforwards

and

all

other

remaining

deferred

tax

assets

net

of

deferred

tax
liabilities will be

realized.

Based on this

assessment, the Company

concluded that it

is more likely

than not
the

Company

will

not

be

able

to

realize

$
1.1

million

of

net

operating

loss

carryforwards,

$
0.4

million

of
credit carryforwards and $
9.5

million of remaining deferred tax assets

net of deferred tax liabilities.
The net change in the

valuation allowance of $
12.9

million for the year ended February

3, 2024 is due to
recording a valuation allowance of $
11.0

million against net deferred tax assets

attributable to U.S. federal net
operating loss

carryforwards, other

credit carryforwards

and all

other deferred

tax assets

net of

deferred tax
liabilities

and

increases

in

state

net

operating

losses

and

state

tax

credits.

The

net

change

in

the

valuation
allowance for the year ended January 28, 2023

is due to state net operating losses and

state tax credits.

As

of

February

3,

2024,

the

Company’s

position

is

that

its

overseas

subsidiaries

will

not

invest
undistributed

earnings

indefinitely.

Future

unremitted

earnings

when

distributed

are

expected

to

be

either
distributions

of

GILTI-previously

taxed income

or eligible

for

a
100
%

dividends received

deduction.

The
withholding

tax

rate

on

any

unremitted

earnings

is
zero

and

state

income

taxes

on

such

earnings

are
considered

immaterial.

Therefore,

the

Company

has

not

provided

deferred

U.S.

income

taxes

on
approximately $
27.4

million of cumulative earnings from non-U.S. subsidiaries.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
62

The reconciliation of the Company’s effective

income tax rate with the

statutory rate is as follows:

`
February 3, 2024
January 28, 2023 January 29, 2022
Fiscal Year

Ended
Federal income tax rate
21.0
%
21.0
%
21.0
%
State income taxes
4.5
(36.4)
2.7
CARES ACT - Carryback differential
-
-
(5.8)
Global intangible low-taxed income
(33.4)
333.0
6.7
Foreign tax credit
0.3
(11.2)
(4.3)
Foreign rate differential
7.8
(74.4)
(2.8)
Offshore claim
15.2
(141.2)
(5.5)
Limitation on officer compensation
(3.1)
27.2
1.9
Work opportunity credit
1.5
(63.7)
(1.8)
Addback on wage related credits
(0.3)
13.4
0.4
Tax exempt interest
0.5
(14.4)
-
Insurance
-
(8.1)
(1.0)
Charitable contribution of inventory
(0.6)
-
(1.1)
Uncertain tax positions
7.4
(18.7)
(3.5)
Deferred rate change
-
1.1
0.1
Valuation

allowance
(96.0)
70.9
(2.1)
Other
1.7
(0.1)
0.5
Effective income tax rate
(73.5)
%
98.4
%
5.4
%

The

largest

driver

for

the

difference

between

the

Company’s

effective

income

tax

rate

for

the

year
ended February 3, 2024 and the

U.S. federal income tax rate is

the valuation allowance (discussed above)
recorded

against

the

Company’s

net

deferred

tax

assets

attributable

to

U.S.

federal

net

operating

loss
carryforwards, other credit carryforwards and all other deferred tax assets net of deferred tax liabilities.

13.

Reportable Segment Information:
The

Company

has

determined

that

it

has
four

operating

segments,

as

defined

under

ASC

280-10

–
Segment

Reporting
,

including Cato,

It’s

Fashion, Verso

na

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

and basic principles of ASC 280-10,

which require the segments have similar
economic characteristics, products, production processes, customers and methods of distribution.
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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
63
The following schedule summarizes certain segment

information (in thousands):

`
Fiscal 2023 Retail Credit Total
Revenues $
705,419
$
2,640
$
708,059
Depreciation
9,869
2
9,871
Interest and other income
5,101
-
5,101
Income (loss) before taxes
(14,746)
945
(13,801)
Capital expenditures
12,532
-
12,532
Fiscal 2022 Retail Credit Total
Revenues $
757,017
$
2,243
$
759,260
Depreciation
11,078
2
11,080
Interest and other income
5,902
-
5,902
Income before taxes
1,179
591
1,770
Capital expenditures
19,433
-
19,433
Fiscal 2021 Retail Credit Total
Revenues $
767,205
$
2,066
$
769,271
Depreciation
12,354
2
12,356
Interest and other income
2,141
-
2,141
Income before taxes
38,340
625
38,965
Capital expenditures
4,101
4
4,105
Retail Credit Total
Total assets as of February 3,

2024
$
448,488
$
38,329
$
486,817
Total assets as of January 28,

2023
514,609
38,531
553,140
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
Selling, general and administrative expenses (in thousands):

Fiscal Year

Ended
`
February 3, 2024 January 28, 2023 January 29, 2022
Payroll $
578
$
527
$
501
Postage
452
406
342
Other expenses
662
717
595
Total expenses $
1,692
$
1,650
$
1,438

14.

Stock Based Compensation:

As

of

February

3,

2024,

the

Company

had the

2018

Incentive

Compensation

Plan for

the

granting of
various

forms

of

equity-based

awards,

including

restricted

stock

and

stock

options

for

grant,

to

officers,
directors and key employees.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
64

The following table presents the number of options and shares of restricted stock initially authorized
and available for grant under this plan as of February 3, 2024:

`
2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant:

January 28, 2023
3,461,061

February 3, 2024
3,147,393

In accordance with

ASC 718, the

fair value of

restricted stock awards

is estimated on

the date

of
grant based

on the

market price

of the

Company’s

stock and

is amortized

to compensation

expense on

a
straight-line basis

over a
five-year

vesting period.

As of

February 3,

2024, there

was $
9,334,000

of total
unrecognized compensation

expense related

to unvested

restricted stock

awards, which

is expected

to be
recognized over a remaining weighted-average vesting period of
2.1

years.

The total grant date fair value
of

the

shares

recognized

as

compensation

expense

during

the

twelve

months

ended

February

3,

2024,
January 28,

2023 and

January 29,

2022 was

$
4,105,000
, $
2,556,000

and $
4,055,000
, respectively.

The
increase in total compensation expense for fiscal 2023 is

due to a true-up in fiscal 2022 that

resulted from
forfeitures

driven

by

the

retirement

of

several

senior

members

of

management.

The

expenses

are
classified as a

component of Selling, general

and administrative expenses in

the Consolidated Statements
of Income (Loss) and Comprehensive Income (Loss).
The following summary shows

the changes in the

shares of unvested

restricted stock outstanding

during
the years ended February 3, 2024,

January 28, 2023 and January 29, 2022:

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

Forfeited or expired
(224,658)
13.43

Restricted stock awards at January 28, 2023
1,059,433
$
13.10

Granted
414,502
8.29

Vested
(217,238)
13.97

Forfeited or expired
(132,824)
11.73

Restricted stock awards at February 3, 2024
1,123,873
$
11.32

The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a
limited

number

of

shares

of

the

Company’s

Class

A

Common

Stock

during

each

semi-annual

offering
period at

a
15
% discount through

payroll deductions. During

the twelve

month period ended

February 3,
2024, the

Company sold
54,889

shares to

employees at an

average discount of

$
1.22

per share

under the
Employee Stock Purchase Plan.

The compensation expense

recognized for the
15
% discount given

under
the

Employee

Stock

Purchase

Plan

was

approximately

$
67,000
,

$
54,000

and

$
36,000

for

fiscal

years

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
65
2023, 2022 and 2021,

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
any

particular

reporting

period.

The

Company

accrues

for

these

matters

when

the

liability

is

deemed
probable and reasonably estimable.
16.

Accumulated Other Comprehensive Income:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

year ended February 3, 2024:

`
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 28, 2023 $
(1,238)

Other comprehensive income (loss) before

reclassification
1,614

Amounts reclassified from accumulated

other comprehensive income (b)
19
Net current-period other comprehensive income
(loss)
1,633
Ending Balance at February 3, 2024 $
395
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other
comprehensive income.
(b) Includes $
25

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The

tax impact of this reclassification was $
6
. Amounts
in parentheses indicate a debit/reduction to accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
66

The following table sets forth information regarding the reclassification out of Accumulated other
comprehensive income (in thousands) for the year ended January 28, 2023:

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
7
. Amounts in
parentheses indicate a debit/reduction to accumulated other comprehensive income.

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

3, 2024.

Based on this

evaluation, our Principal

Executive Officer

and Principal Financial

Officer concluded that,
as

of

February 3,

2024, our

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
2024

based

on

the

Internal

Control

–

Integrated

Framework
(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”).

Based

on

this

evaluation,
management concluded

that our

internal control

over financial

reporting was

effective as

of February

3,
2024.

PricewaterhouseCoopers

LLP,

an

independent

registered

public

accounting

firm,

has

audited

the
effectiveness of our internal

control over financial reporting as

of February 3, 2024, as

stated in its report
which is included herein.
Changes in Internal Control Over Financial Reporting

No

change

in

the

Company’s

internal

control

over

financial

reporting

(as

defined

in

Exchange

Act
Rule

13a-15(f))

has

occurred

during

the

Company’s

fiscal

quarter

ended

February

3,

2024

that

has
materially

affected,

or

is

reasonably

likely

to

materially

affect,

the

Company’s

internal

control

over
financial reporting.
Inherent Limitations on Effectiveness of Controls

The

Company’s

management,

including

its

Principal

Executive

Officer

and

Principal

Financial
Officer,

does not

expect our

disclosure controls

and procedures

or internal

controls to

prevent all

errors
and all

fraud. A

control system, no

matter how

well conceived or

operated, can provide

only reasonable,
not absolute,

assurance that

the objectives

of the

control system are

met. Further,

the design

of a

control
system

must

reflect

the

fact

that

there

are

resource

constraints,

and

the

benefits

of

controls

must

be
considered relative to their costs.

Because of the inherent limitations

in all control systems,

no evaluation
of

controls

can

provide

absolute

assurance

all

control

issues

and

instances

of

fraud,

if

any,

within

the
company have

been detected.

These inherent

limitations include

the realities

that judgments

in decision-
making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also
be

circumvented

by

the

individual

acts

of

some

persons,

by

collusion

of

two

or

more

people,

or

by
management

override

of

the

controls.

The

design

of

any

system

of

controls

is

based

in

part

on

certain
assumptions about the likelihood

of future events,

and there can

be no assurance any

design will succeed

in

achieving

its

stated

goals

under

all

potential

future

conditions.

Over

time,

controls

may

become
inadequate because of changes

in conditions or

deterioration in the degree

of compliance with policies

or
procedures.

Because

of

the inherent

limitations in

a

cost-effective

control

system, misstatements

due to
error or fraud may occur and not be detected.
Item 9B.

Other Information:

During

the

three

months

ended

February

3,

2024,

none

of

the

Company’s

directors

or

officers

(as
defined

in

Rule 16a-1(f)

of

the

Securities Exchange

Act

of

1934,

as

amended)
adopted

or
terminated

a
“Rule10b5-1 trading arrangement” or a “
non
-
Rule10b5-1

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

2024

annual

stockholders’

meeting

(the

“2024

Proxy

Statement”)

is

incorporated

by
reference

in

response

to

this

Item 10.

The

information

in

response

to

this

Item 10

regarding

executive
officers

of the

Company is

contained in

Item 3A, Part I

hereof under

the caption

“Executive Officers

of
the Registrant.”
Item 11. Executive Compensation:

Information contained under the captions

“2023 Executive Compensation” (except for

the information
under

the

heading

“Pay

Versus

Performance”),

“Fiscal

Year

2023

Director

Compensation,”

and
“Corporate

Governance

Matters-Compensation

Committee

Interlocks

and

Insider

Participation”

in

the
Company’s 2024 Proxy Statement is incorporated by reference in response to this Item.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder

Matters:
Equity Compensation Plan Information

The

following

table

provides

information

about

stock

options

outstanding

and

shares

available

for
future awards under all of the Company’s equity compensation plans. The information is as of February

3,
2024.
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
3,305,360
Equity compensation plans not

approved by security holders

- - -
Total

- -
3,305,360

(1)

There are no outstanding stock options, warrants or stock appreciation rights.

(2)

Includes the following:

Under

the

Company’s

stock

incentive

plan,

referred

to

as

the

2018

Incentive

Compensation

Plan,

3,147,393

shares

are

available

for

grant.

Under

this

plan,

non-
qualified stock options may be granted to key associates.

Under

the

2021

Employee Stock

Purchase

Plan,

157,967 shares

are

available. Eligible

associates
may

participate

in

the

purchase

of

designated

shares

of

the

Company’s

common

stock.

The
purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the
end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Owners and Management” in the
2024 Proxy Statement is incorporated by reference in response to this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

Information

contained

under

the

caption

“Certain

Relationships

and

Related

Person

Transactions,”
“Corporate

Governance

Matters-Director

Independence”

and

“Meetings

and

Committees”

in

the

2024
Proxy Statement is incorporated by reference in response to this Item.

Item 14.
Principal Accountant Fees and Services:

Information contained

under the

captions “Ratification

of

Independent Registered

Public Accounting
Firm-Audit Fees”

and

“-Policy on

Audit

Committee Pre-Approval

of

Audit

and Permissible

Non-Audit
Services

by

the

Independent

Registered

Public

Accounting

Firm”

in

the

2024

Proxy

Statement

is
incorporated by reference in response to this Item.

PART

IV
Item 15. Exhibits and Financial Statement Schedules:

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm

....................................................................

37
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss) for the fiscal

years ended February 3, 2024, January 28, 2023 and January 29, 2022

................................................

40
Consolidated Balance Sheets at February 3, 2024 and January 28, 2023

.................................................

41
Consolidated Statements of Cash Flows for the fiscal years ended

February 3, 2024, January 28, 2023

and January 29, 2022 ................................................................................................................................

42
Consolidated Statements of Stockholders’ Equity for the fiscal years ended

February 3, 2024,

January 28, 2023 and January 29, 2022

....................................................................................................

43
Notes to Consolidated Financial Statements

.............................................................................................

44

(2) Financial Statement Schedule: The following report and

financial statement schedule is filed

herewith:
Schedule II — Valuation and Qualifying Accounts .................................................................................

75

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
10.1*
The Cato Corporation 2013 Employee Stock Purchase Plan (Amended and Restated as of
April 1, 2021) incorporated by reference to Appendix A to 8-K of the Company filed on
April 8, 2021(SEC file No. 333-25638).
10.2*
2013 Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 to Form S-8 of the Registrant filed May 31, 2013 (SEC file No. 333-188993).
10.3*

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
10.8*
Deferred Compensation Plan effective July 28, 2011, incorporated by reference to Exhibit
10.1 to Form 8-K of the Registrant filed on July 19, 2011.
10.9*
Letter Agreement between the Registrant and Charles Knight dated as of January 4, 2022, incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed on January 6,
2022.
10.10
Credit Agreement, dated as of May 19, 2022, among the Registrant, the guarantors party thereto, the banks party thereto and Wells Fargo Bank, National Association, as Agent,
incorporated by reference to Exhibit 10.1 to Form 8-K of the Registrant filed May 20,
2022.

10.11
First Amendment, dated as of June 6, 2022, to Credit Agreement, dated as of May 19,
2022, among the Registrant, the guarantors party hereto, the banks party thereto and Wells
Fargo Bank, National Association, as Agent, incorporated by reference to Exhibit 10.1 to
Form 10-Q of the Registrant for the quarter ended July 30, 2022.
10.12
Second Amendment, dated as of August 9, 2023, to Credit Agreement, dated as of May 19
2022, among the Registrant, the banks party thereto and Wells Fargo Bank, National
Association.
10.13
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

32.1**

Section 1350 Certification of Chief Executive Officer.

32.2**

Section 1350 Certification of Chief Financial Officer.
97.1**
Registrant’s Dodd-Frank Clawback Policy.
101.INS Inline XBRL Instance Document
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: March 27, 2024

Pursuant to the

requirements of the

Securities Exchange

Act of 1934,

this report has

been signed below

on March 27,

2024
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
Additions charged to costs and expenses

349
13,287
Additions (reductions) charged to other accounts

84
(c)
638
Deductions

(475)
(d)
(14,523)
Balance at January 28, 2023 $
761
$
7,673
Additions charged to costs and expenses

578
16,063
Additions (reductions) charged to other accounts

72
(c)
467
Deductions

(706)
(d)
(15,075)
Balance at February 3, 2024 $
705
$
9,128
(a)

Deducted from trade accounts receivable.
(b)

Reserve for Workers' Compensation,

General Liability and Healthcare.
(c)

Recoveries of amounts previously written off.
(d)

Uncollectible accounts written off.