Form 10-Q
period 2024-05-04
CATO CORP
filed 2024-05-30
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
May 4, 2024
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
(
704
)
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

May 4,

2024, there

were
18,791,732

shares of Class A

common stock

and
1,763,652

shares of

Class B common stock

outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended May 4, 2024
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income 2
For the Three Months Ended

May 4, 2024 and April 29, 2023
Condensed Consolidated Balance Sheets 3
At May 4, 2024 and

February 3, 2024

Condensed Consolidated Statements of Cash Flows 4
For the Three Months Ended May 4, 2024 and

April 29, 2023
Condensed Consolidated Statements of Stockholders’ Equity 5
For the Three Months Ended May 4, 2024 and

April 29, 2023
Notes to Condensed Consolidated Financial Statements 6 - 19
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
Item 4. Mine Safety Disclosures 29
Item 5. Other Information 29
Item 6. Exhibits 29
Signatures 30

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended
May 4, 2024
April 29, 2023
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
175,272
$
190,311

Other revenue (principally finance charges, late fees and

layaway charges)
1,827
1,739

Total revenues
177,099
192,050
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown below)
112,505
122,087

Selling, general and administrative (exclusive of depreciation shown below)
56,752
61,934

Depreciation
2,040
2,357

Interest and other income
(5,821)
(897)

Costs and expenses, net
165,476
185,481
Income before income taxes
11,623
6,569
Income tax expense
649
2,141
Net income $
10,974
$
4,428
Basic earnings per share $
0.54
$
0.22
Diluted earnings per share $
0.54
$
0.22
Comprehensive income:
Net income $
10,974
$
4,428
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $0 and $
107
(748)
355

for the three months ended May 4, 2024 and April 29, 2023,

respectively
Comprehensive income $
10,226
$
4,783
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
May 4, 2024 February 3, 2024
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
39,101
$
23,940
Short-term investments

66,250
79,012
Restricted cash
3,533
3,973
Accounts receivable, net of allowance for customer credit losses of

$
671

and $
705

at May 4, 2024 and February 3, 2024, respectively
31,716
29,751
Merchandise inventories

101,317
98,603
Prepaid expenses and other current assets
7,724
7,783

Total Current Assets

249,641
243,062
Property and equipment – net

64,568
64,022
Other assets

23,305
25,047
Right-of-Use assets – net

139,635
154,686

Total Assets

$
477,149
$
486,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
86,966
$
87,821
Accrued expenses

38,490
37,404
Accrued bonus and benefits

2,023
1,675
Accrued income taxes

518
-
Current lease liability
55,800
61,108

Total Current Liabilities

183,797
188,008
Other noncurrent liabilities
14,607
14,475
Lease liability
81,834
92,013
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized,
none

issued
-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,791,732

and
18,802,742

shares issued

at May 4, 2024 and February 3, 2024, respectively
635
635
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

shares issued at May 4, 2024 and February 3, 2024
59
59
Additional paid-in capital

127,058
126,953
Retained earnings

69,512
64,279
Accumulated other comprehensive income (loss)
(353)
395

Total Stockholders' Equity

196,911
192,321

Total Liabilities and Stockholders’ Equity

$
477,149
$
486,817
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Three Months Ended
May 4, 2024
April 29, 2023
(Dollars in thousands)
Operating Activities:
Net income
$
10,974
$
4,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation
2,040
2,357
Provision for customer credit losses
171
98
Purchase premium and premium amortization of investments
(136)
(18)
Gain on sale of assets held for investment
(4,093)
-
Share-based compensation
(38)
958
Deferred income taxes
-
(832)
Loss (Gain) on disposal of property and equipment
65
(33)
Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable
(1,836)
(1,793)

Merchandise inventories
(2,714)
5,243

Prepaid and other assets
27
(618)

Operating lease right-of-use assets and liabilities
(435)
(532)

Accrued income taxes
518
2,066

Accounts payable, accrued expenses and other liabilities
1,163
(1,429)
Net cash provided by operating activities
5,706
9,895
Investing Activities:
Expenditures for property and equipment

(3,261)
(6,170)
Purchase of short-term investments
(8,572)
(5,914)
Sales of short-term investments
21,413
27,421
Sales of other assets
5,034
-
Net cash provided by investing activities
14,614
15,337
Financing Activities:
Dividends paid
(3,523)
(3,455)
Repurchase of common stock
(2,237)
(2,267)
Proceeds from employee stock purchase plan
161
166
Net cash used by financing activities
(5,599)
(5,556)
Net increase in cash, cash equivalents, and restricted cash
14,721
19,676
Cash, cash equivalents, and restricted cash at beginning of period
27,913
23,792
Cash, cash equivalents, and restricted cash at end of period

$
42,634
$
43,468
Non-cash activity:
Accrued other assets and property and equipment expenditures $
491
$
644
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income (Loss) Equity
(Dollars in thousands)
Balance — February 3, 2024
$
694
$
126,953
$
64,279
$
395
$
192,321
Comprehensive income:

Net income
-
-
10,974
-
10,974

Unrealized net gains on available-for-sale securities, net of deferred income tax benefit of $0
-
-
-
(748)
(748)
Dividends paid ($
0.17

per share)
-
-
(3,523)
-
(3,523)
Class A common stock sold through employee stock purchase

plan
1
189
-
-
190
Share-based compensation issuances and exercises
13
-
5
-
18
Share-based compensation expense
-
(84)
-
-
(84)
Repurchase and retirement of treasury shares
(14)
-
(2,223)
-
(2,237)
Balance — May 4, 2024 $
694
$
127,058
$
69,512
$
(353)
$
196,911
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income (Loss) Equity
(Dollars in thousands)
Balance — January 28, 2023 $
691
$
122,431
$
104,709
$
(1,238)
$
226,593
Comprehensive income:

Net income
-
-
4,428
-
4,428

Unrealized net losses on available-for-sale securities, net of deferred income tax expense of $
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

4,

2024

and

for

the

thirteen-week

periods
ended

May

4,

2024

and

April

29,

2023

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
The interim financial

statements should be read

in conjunction with

the consolidated financial statements
and

notes

thereto,

included

in

the

Company’s

Annual

Report

on

Form

10-K

for

the

fiscal

year

ended
February 3, 2024.

Amounts as of February 3, 2024 have been derived from the audited balance sheet, but do not include all disclosures required by

accounting principles generally accepted in the United States of
America.
On February 16, 2024, the Company closed on the sale of land held for investment.

The sale resulted in a
net

gain

of

$
3.2

million

and

is

included

in

Interest

and

other

income

in

the

accompanying

Condensed
Consolidated Statements of Income and Comprehensive Income

for the period ended May 4, 2024.
On May 23, 2024, the Board of Directors maintained the quarterly dividend at

$
0.17

per share.

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

for Class A and

Class B shares and

the EPS amounts reported

herein are applicable
to both Class A and Class B

shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan.

Three Months Ended
May 4, 2024
April 29, 2023
(Dollars in thousands)
Numerator
Net earnings $
10,974
$
4,428
Earnings allocated to non-vested equity awards
(557)
(227)
Net earnings available to common stockholders $
10,417
$
4,201
Denominator
Basic weighted average common shares outstanding
19,356,789
19,303,048
Diluted weighted average common shares outstanding
19,356,789
19,303,048
Net income per common share
Basic earnings per share $
0.54
$
0.22
Diluted earnings per share $
0.54
$
0.22

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
8

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (loss) (in thousands) for

the three months ended May 4,

2024:

Changes in Accumulated Other

Comprehensive Income (Loss) (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2024 $
395

Other comprehensive income (loss) before

reclassification
(1,434)

Amounts reclassified from accumulated

other comprehensive income (b)
686
Net current-period other comprehensive income (loss)
(748)
Ending Balance at May 4, 2024 $
(353)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
892

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net realized gains on available-for-sale securities. The tax impact of this reclassification was $
206
.
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (loss) (in thousands) for

the three months ended April 29,

2023:

Changes in Accumulated Other

Comprehensive Income (Loss) (a)
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

May

4,

2024,

the

Company

had

an

unsecured

revolving

credit

agreement,

which

provides

for
borrowings of

up to

$
35.0

million less

the balance

of any

revocable letters

of credit

related to

purchase
commitments,

and

is

committed

through

May

2027.

The

credit

agreement

contains

various

financial
covenants and

limitations, including

the maintenance

of specific

financial ratios.

On April

25, 2024,

the
Company

amended

the

revolving

credit

agreement

to

modify

a

definition

used

in

calculating

the
Company’s

minimum EBITDAR

coverage ratio

to

add back

certain

income tax

receivables included

in
the calculation of

the ratio. For

the quarter ended

May 4, 2024,

after giving effect

to the

amendment, the
Company was

in compliance

with the

credit agreement.

There were
no

borrowings outstanding,
no
r any
outstanding

letters

of

credit

that

reduced

borrowing

availability,

as

of

May

4,

2024.

The

weighted
average interest rate under the credit facility was
zero

at May 4, 2024 due to
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

2024,
principally in

the southeastern

United States.

The Company offers its own credit

card to its customers and
all credit authorizations,

payment processing and

collection efforts are

performed by separate

wholly-owned
subsidiaries of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
10
NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):
The following schedule summarizes certain segment

information (in thousands):

Three Months Ended
May 4, 2024 Retail Credit Total
Revenues
$176,430
$669
$177,099
Depreciation
2,040
-
2,040
Interest and other income
(5,821)
-
(5,821)
Income before taxes
11,374
249
11,623
Capital expenditures
3,261
-
3,261
Three Months Ended
April 29, 2023 Retail Credit Total
Revenues
$191,434
$616
$192,050
Depreciation
2,357
-
2,357
Interest and other income
(897)
-
(897)
Income before taxes
6,382
187
6,569
Capital expenditures
6,170
-
6,170
Retail Credit Total
Total assets as of May 4, 2024
$438,371
$38,778
$477,149
Total assets as of February 3, 2024
448,488
38,329
486,817
The

Company

evaluates

segment

performance

based

on

income

before

taxes.

The

Company

does

not
allocate certain corporate expenses or

income taxes to the credit segment.
The following schedule

summarizes the direct

expenses of the

credit segment which

are reflected in

Selling,
general and administrative expenses (in

thousands):

Three Months Ended
May 4, 2024 April 29, 2023
Payroll $
153
$
134
Postage
102
101
Other expenses
165
194
Total expenses $

$

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
11

NOTE 6 – SHARE BASED COMPENSATION:
As

of

May

4,

2024,

the

Company

had

the

2018

Incentive

Compensation

Plan

for

the

granting

of

various
forms of equity-based awards,

including restricted stock

and stock options for

grant to officers, directors

and
key employees.

The

following

table

presents

the

number

of

options

and

shares

of

restricted

stock

initially

authorized

and
available for grant under this plan as

of May 4, 2024:

2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,760,305
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to compensation expense on a

straight-line basis over the related vesting periods.

As of May 4,
2024

and

February 3,

2024,

there

was

$
11,103,000

and

$
9,334,000
,

respectively,

of

total

unrecognized
compensation

expense

related

to

unvested

restricted

stock

awards,

which

had

a

remaining

weighted-
average vesting period of
3.0

years and
2.1

years, respectively.

The total compensation benefit during the
three months ended

May 4, 2024

was $
66,000

compared to an

expense of $
932,000

for the three

months
ended

April

29,

2023.

This

compensation activity

is

classified

as

a

component of

Selling,

general

and
administrative expenses in the Condensed Consolidated Statements of Income.
The following summary

shows the changes

in the number

of shares of

unvested restricted stock

outstanding
during

the three months ended May

4, 2024:

Weighted
Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at February 3, 2024
1,123,873
$
11.32
Granted
389,900
4.76
Vested
(232,696)
13.22
Forfeited or expired
(2,812)
11.81
Restricted stock awards at May 4, 2024
1,278,265
$
8.97

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
12
NOTE 6 – SHARE BASED COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount

through payroll

deductions. During

the three

months ended

May 4,

2024 and

April 29,

2023,
the

Company

sold
33,317

and
22,194

shares

to

employees

at

an

average

discount

of

$
0.86

and

$
1.32

per
share, respectively, under

the Employee Stock

Purchase Plan. The

compensation expense recognized

for the
15
%

discount

given

under

the

Employee

Stock

Purchase

Plan

was

approximately

$
29,000

for

each

of

the
three

months

ended

May

4,

2024

and

April

29,

2023.

These

expenses

are

classified

as

a

component

of
Selling, general and administrative expenses in

the Condensed Consolidated Statements of Income.

NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets

and

liabilities that

are
measured at fair value (in thousands)

as of May 4, 2024 and

February 3, 2024:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
May 4, 2024
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
11,477
$
-
$
11,477
$
-

Corporate Bonds
43,290
-
43,290
-

U.S. Treasury/Agencies Notes and Bonds
9,873
-
9,873
-

Cash Surrender Value of Life Insurance
8,749
-
-
8,749

Asset-backed Securities (ABS)
1,610
-
1,610
-

Corporate Equities
139
139
-
-
Total Assets $
75,138
$
139
$
66,250
$
8,749
Liabilities:

Deferred Compensation
$
(8,662)
$
-
$
-
$
(8,662)
Total Liabilities $
(8,662)
$
-
$
-
$
(8,662)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
13

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
February 3,
2024
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
12,540
$
-
$
12,540
$
-

Corporate Bonds
45,400
-
45,400
-

U.S. Treasury/Agencies Notes and Bonds
18,114
-
18,114
-

Cash Surrender Value of Life Insurance
8,586
-
-
8,586

Asset-backed Securities (ABS)
2,958
-
2,958
-

Corporate Equities
1,084
1,084
-
-
Total Assets $
88,682
$
1,084
$
79,012
$
8,586
Liabilities:

Deferred Compensation
$
(8,654)
$
-
$
-
$
(8,654)
Total Liabilities $
(8,654)
$
-
$
-
$
(8,654)
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental debt securities held in managed accounts with underlying ratings of A or better at May 4, 2024 and February 3, 2024.

The state, municipal and corporate bonds and asset-backed securities have contractual maturities

which

range

from
seven days

to
3.0

years.

The

U.S.

Treasury/Agencies

Notes

and

Bonds

have
contractual maturities which range from
2

months to
1.8

years. These securities are classified as

available-for-
sale

and

are

recorded

as

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

The

bank

credit

card

asset-backed

securities

are

backed

by

revolving

pools

of

credit

card
receivables

generated

by

account

holders

of

cards

from

American

Express,

Citibank,

JPMorgan

Chase,
Capital One, and Discover.
Additionally, at May 4, 2024, the Company had $
0.1

million of corporate equities and deferred compensation
plan assets

of $
8.7

million.

At February

3, 2024,

the Company

had $
1.1

million of

corporate equities

and
deferred compensation plan assets

of $
8.6

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

The

following

tables

summarize

the

change

in

fair

value

of

the

Company’s

financial

assets

and

liabilities
measured using Level 3 inputs as of

May 4, 2024 and February 3,

2024 (dollars in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
15

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2024 $
8,586
Redemptions
-
Additions
-
Total gains or (losses)

Included in interest and other income (or changes in net assets)
163
Ending Balance at May 4, 2024 $
8,749
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2024 $
(8,654)

Redemptions
253

Additions
(63)

Total (gains) or losses

Included in interest and other income (or changes in net assets)
(198)
Ending Balance at May 4, 2024 $
(8,662)
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

NOTE 9 – INCOME TAXES:
The Company had

an effective tax

rate for the

first quarter of

2024 of
5.6
% compared to

an effective tax
rate of
32.6
% for the

first quarter of

2023.

Income tax expense

for the quarter

decreased to $
0.6

million
in 2024

from $
2.1

million in

2023. The

decrease in tax

expense is

primarily due to

valuation allowances
against net deferred tax assets

attributable to U.S. federal net

operating loss carryforwards and the impact
of the foreign rate differential and lower state income taxes.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
17

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
any

particular

reporting

period.

The

Company

accrues

for

these

matters

when

the

liability

is

deemed
probable and reasonably estimable.

NOTE 11 – REVENUE RECOGNITION:
The

Company

recognizes

sales

at

the

point

of

purchase

when

the

customer

takes

possession

of

the
merchandise

and

pays

for

the

purchase,

generally

with

cash

or

credit.

Sales

from

purchases

made

with
Cato

credit,

gift

cards

and

layaway

sales

from

stores

are

also

recorded

when

the

customer

takes
possession of

the merchandise. E-commerce

sales are

recorded when the

risk of

loss is

transferred to the
customer.

Gift cards

are recorded

as deferred

revenue until they

are redeemed

or forfeited.

Gift cards

do
not have expiration dates. Layaway transactions are recorded as deferred revenue until the customer takes
possession or

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
The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s

wholly-owned subsidiaries.
No
ne

of the

credit card

receivables are

secured.

The

Company
estimated customer credit

losses of $
171,000

and $
121,000

for the periods

ended May 4,

2024 and

April
29, 2023,

respectively,

on sales

purchased by

the Company’s

proprietary credit

card of

$
5.7

million and
$
5.8

million for the periods ended May 4, 2024 and April 29, 2023, respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):

Balance as of
May 4, 2024 February 3, 2024
Proprietary Credit Card Receivables, net
$
10,972
$
10,909
Gift Card Liability $
6,849
$
8,143

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
18

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
The components of lease cost are shown below (in thousands):

` Three Months Ended
May 4, 2024
April 29, 2023
Operating lease cost (a) $
17,002
$
18,078
Variable

lease cost (b)
$
497
$
594
(a) Includes right-of-use asset amortization of ($
0.2
) million and ($
0.3
) million for the three months ended
May 4, 2024 and April 29, 2023, respectively.
(b) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
19
NOTE 12 – LEASES (CONTINUED):
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
May 4, 2024 April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities $
15,607
$
17,345
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
444
$
1,904
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:

As of
May 4, 2024 April 29, 2023
Weighted-average remaining lease term
2.1

Years
2.2

Years
Weighted-average discount rate
4.65%
3.20%
As of May 4, 2024, the maturities of lease liabilities by fiscal year for the Company’s operating leases are
as follows (in thousands):

Fiscal Year
2024 (a) $
49,240
2025
45,261
2026
29,329
2027
16,591
2028
7,784
Thereafter
690
Total lease payments
148,895
Less: Imputed interest
11,261
Present value of lease liabilities $
137,634
(a) Excluding the 3 months ended May 4, 2024.

20
THE CATO CORPORATION
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION:
The

following

information

should

be

read

along

with

the

unaudited

Condensed

Consolidated

Financial
Statements,

including

the

accompanying

Notes

appearing

in

this

report.

Any

of

the

following

are
“forward-looking”

statements

within

the

meaning

of

Section 27A

of

the

Securities

Act

of

1933,

as
amended,

and

Section 21E

of

the

Securities

Exchange

Act

of

1934,

as

amended:

(1) statements

in

this
Form 10-Q

that

reflect

projections

or

expectations

of

our

future

financial

or

economic

performance;
(2) statements

that

are

not

historical

information;

(3) statements

of

our

beliefs,

intentions,

plans

and
objectives for future operations,

including those contained in

“Management’s Discussion and

Analysis of
Financial Condition and

Results of Operations”;

(4) statements relating to

our operations or

activities for
our

fiscal

year

ending

February

1,

2025

(“fiscal

2024”)

and

beyond,

including,

but

not

limited

to,
statements regarding expected

amounts of

capital expenditures and

store openings, relocations,

remodels
and closures, and

statements regarding the

potential impact of

supply chain disruptions,

extreme weather
conditions,

inflationary

pressures

and

other

economic

or

market

conditions

on

our

business,

results

of
operations and financial condition and

statements of plans or

intentions regarding new store development
or

store

closures;

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

continuation

of

negative

trends

in,

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

expected; underperformance

or

other factors

that may

lead

to,

or

affect

the volume

of,

store
closures; adverse

weather,

public health

threats (including

the global

COVID-19 pandemic),

acts of

war
or

aggression

or

similar

conditions

that

may

affect

our

merchandise

supply

chain,

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

2024.

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
Three Months Ended
May 4, 2024 April 29, 2023
Total retail sales 100.0% 100.0%
Other revenue 1.0 0.9
Total revenues 101.0 100.9
Cost of goods sold (exclusive of depreciation) 64.2 64.2
Selling, general and administrative (exclusive of depreciation) 32.4 32.5
Depreciation 1.2 1.2
Interest and other income (3.3) (0.5)
Income before income taxes 6.6 3.5
Net income 6.3 2.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
23
RESULTS OF OPERATIONS

(CONTINUED):
Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations

(“MD&A”) is
intended

to

provide

information

to

assist

readers

in

better

understanding

and

evaluating

our

financial
condition

and

results

of

operations.

We

recommend

reading

this

MD&A

in

conjunction

with

our
Condensed

Consolidated

Financial

Statements

and

the

Notes

to

those

statements

included

in

the
“Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2023 Annual Report on Form 10-K.
Recent Developments
Inflationary Cost Pressure and High Interest Rates
The

pressure

on

our

customers’

disposable

income

continued

in

the

first

quarter

of

fiscal

2024,

due

to
prolonged and persistently high

inflation rates, especially related

to housing and

fuel, as well as

high interest
rates.

These high

interest rates

have adversely

affected the

availability and cost

of credit for

our customers,
including

revolving

credit

and

auto

loans,

and

continue

to

negatively

impact

our

customers’

disposable
income.

Our

customers’

willingness to

purchase

our

products

may

continue

to

be

negatively impacted

by
these inflationary pressures and high interest

rates.
We believe

continued inflation and

high interest

rates negatively

impacted the first

quarter of

2024 and

will
likely continue

to have

a negative

impact on

consumer behavior and,

by extension, our

results of operations
and financial condition during the remainder of

fiscal 2024.
Merchandise Supply Chain
A significant amount of our merchandise is

manufactured overseas, principally Southeast Asia,

and traverses
through the

Panama

Canal or

the

Suez

Canal.

The regional

drought conditions

experienced

in the

region
surrounding the

Panama Canal

reduced the

number of

transits by

approximately 37%

and has

also reduced
the

permissible

draft

of

vessels

transiting

the

Panama

Canal,

which

reduced

the

volume

and

number

of
containers carried by container

ships and increased our

costs in the first quarter.

During the second quarter,
the Panama

Canal authority

plans to increase

the daily

transits by

33% and

increase the

permissible draft

of
vessels depending on weather

conditions. The hostilities affecting

the region surrounding

the Suez Canal are
causing container

ships to

travel longer

distances around

the Cape

of Good

Hope, which

is increasing

lead
times for merchandise and our costs

to ship these goods as well as

decreasing the pool of containers available.

Both

of

these

situations

have

negatively

impacted

2024.

Though

conditions

in

the

Panama

Canal

could
incrementally improve

if weather

conditions allow

the easing

of existing

restrictions, we

believe the

totality
of these

conditions will

likely continue

to have

a negative

impact on

our results

of operations

and financial
condition for the foreseeable future.
Comparison of First Quarter of 2024

with 2023
Total retail sales for the first quarter

were $175.3 million compared to

last year’s first quarter sales of

$190.3
million.

Sales

decreased

primarily

due

to

a

decrease

in

same-store

sales

and

sales

from

stores

that

were
closed in the past 12 months, partially offset by sales from stores opened in the past 12 months. The decrease
in

same-store

sales

is

primarily

from

fewer

transactions

due

to

the

aforementioned

pressures

on

our
customers’ disposable income, as well

as lower average sales per transaction. Same

store sales include stores
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
of

sales

for

the

first

quarter

of

fiscal

2024

and

are

included

in

the

same-store

sales

calculation.

Total
revenues, comprised

of retail sales

and other revenue

(principally finance

charges and late

fees on

customer
accounts

receivable,

shipping

charged

to

customers

for

e-commerce

purchases

and

layaway

fees),

were
$177.1 million for the first quarter ended May 4, 2024, compared to $192.1 million for the first quarter ended
April 29,

2023. The Company

operated 1,171

stores at May

4, 2024

compared to 1,264

stores at the

end of
last

fiscal

year’s

first

quarter.

For

the

first

three

months

of

fiscal

2024,

the

Company

permanently

closed
seven stores.

The Company currently anticipates closing approximately 75

stores in fiscal 2024.
Credit revenue of $0.7 million represented 0.4% of total revenues in the first quarter of fiscal 2024,

compared
to

2023

credit

revenue

of

$0.6

million

or

0.3%

of

total

revenues.

Credit

revenue

is

comprised

of

interest
earned on the Company’s private label credit card portfolio and related fee income.

Related expenses include
principally payroll, postage and

other administrative expenses, and

totaled $0.4 million in

the first quarter of
2024, compared to last year’s

first quarter expenses of $0.4 million.

Other revenue, a component of

total revenues, was $1.8 million for the first

quarter of fiscal 2024, compared
to $1.7

million for the

prior year’s

comparable first

quarter.

The slight increase

was due

to higher

gift card
breakage income and late charges, partially

offset by lower e-commerce shipping revenue

and layaway fees.
Cost of goods

sold was $112.5

million, or 64.2%

of retail sales for

the first quarter of

fiscal 2024, compared
to

$122.1

million,

or

64.2%

of

retail

sales

in

the

first

quarter

of

fiscal

2023.

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

Total gross margin dollars (retail
sales

less

cost

of

goods

sold

exclusive

of

depreciation)

decreased

by

8.0%

to

$62.8

million

for

the

first
quarter of fiscal 2024 compared to $68.2 million in the first quarter of fiscal 2023.

Gross margin as presented
may not be comparable to

those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising,

and bank and credit card processing fees.

SG&A
expenses were

32.4% of

retail sales for

the first

quarter of

fiscal 2024,

compared to

32.5% of

retail sales

in
the first quarter of fiscal 2023. SG&A expense is lower in the first quarter of fiscal 2024 compared to the first
quarter of fiscal

2023 primarily due

to lower equity

compensation, advertising and

store expenses, including
payroll, partially offset by an increase

in insurance expense.
Depreciation expense was $2.0 million, or 1.2% of retail sales for the first quarter of fiscal 2024, compared to
$2.4 million, or

1.2% of retail

sales for the

first quarter of

fiscal 2023. The

decrease in depreciation

expense
was attributable to older stores being

fully depreciated.
Interest

and

other

income

was

$5.8

million,

or

3.3%

of

retail

sales

for

the

first

quarter

of

fiscal

2024,
compared

to

$0.9

million,

or

0.5%

of

retail

sales

for

the

first

quarter

of

fiscal

2023.

The

increase

was
primarily due to a $3.2 million net

gain on sale of land held for

investment.
Income tax expense was 0.6 million or 0.4% of retail sales for the first quarter of fiscal 2024, compared to income tax expense of 2.1 million, or 1.1% of retail sales

for the first quarter of fiscal 2023. The effective

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
25
income tax

rate for

the first

quarter of

fiscal 2024

was 5.6%

compared to

32.6%

for

the first

quarter of
2023.

The

decrease

in

tax

expense

is

primarily

due

to

the

valuation

allowance against

net

deferred

tax
assets

attributable

to

U.S.

federal

net

operating

loss

carryforwards

and

the

impact

of

the

foreign

rate
differential and lower state income taxes.
LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations

and borrowings available

under its revolving

credit agreement,

will be

adequate to fund

the
Company’s regular operating requirements and expected

capital expenditures for the next

12 months.
Cash

provided

by

operating

activities

for

the

first

three

months

of

fiscal

2024

was

primarily

generated

by
earnings

adjusted

for

depreciation

and

changes

in

working

capital.

The

decrease

in

cash

provided

of

$4.2
million

for

the

first

three

months

of

fiscal

2024

as

compared

to

the

first

three

months

of

fiscal

2023

was
primarily attributable to the relative change

in inventory from year-end to the

first quarter for both years and

a
decrease to first quarter 2024 net

income for non-operating gain on sale of

assets held for investment.
At May 4, 2024, the Company had working capital of $65.8 million compared to $55.1 million at February 3,
2024.

The increase is

primarily attributable to

an increase in

cash and cash

equivalents, inventory, accounts
receivable and lower current lease liability,

partially offset by lower short-term

investments.
At

May

4,

2024,

the

Company

had

an

unsecured

revolving

credit

agreement,

which

provides

for
borrowings of

up to

$35.0 million

less the

balance of

any revocable

letters of

credit related

to purchase
commitments,

and

is

committed

through

May

2027.

The

credit

agreement

contains

various

financial
covenants and

limitations, including

the maintenance

of specific

financial ratios.

On April

25, 2024,

the
Company

amended

the

revolving

credit

agreement

to

modify

a

definition

used

in

calculating

the
Company’s

minimum EBITDAR

coverage ratio

to

add back

certain

income tax

receivables included

in
the calculation of

the ratio. For

the quarter ended

May 4, 2024,

after giving effect

to the

amendment, the
Company was

in compliance

with the

credit agreement.

There were

no borrowings

outstanding, nor

any
outstanding

letters

of

credit

that

reduced

borrowing

availability,

as

of

May

4,

2024.

The

weighted
average interest rate under the credit facility was zero at May 4, 2024 due to no outstanding borrowings.
Expenditures

for

property

and

equipment

totaled

$3.3

million

in

the

first

three

months

of

fiscal

2024,
compared

to

$6.2

million

in

last

year’s

first

three

months.

The

decrease

in

expenditures

for

property

and
equipment

was

primarily

due

to

lower

capital

investments

in

information

technology

and

the

distribution
center, as well

as no new

store openings in

the first quarter

of fiscal 2024.

For the full

fiscal 2024 year,

the
Company expects

to invest

approximately $9.0

million in

capital expenditures,

including distribution

center
automation projects.
Net

cash

provided

by

investing

activities

totaled

$14.6

million

in

the

first

three

months

of

fiscal

2024
compared to $15.3 million provided in the comparable period of fiscal 2023. The decrease is primarily due to
an increase in purchases of short-term investments and a decrease in sales of short-term investments, partially offset by the sale of other

assets and a decrease in capital expenditures.
Net cash

used in

financing activities

totaled $5.6

million in

the first

three months

of fiscal

2024 and

fiscal
2023.
On May 23, 2024, the Board of

Directors maintained the quarterly dividend at

0.17 per share.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
26
As

of

May

4,

2024,

the

Company

had

478,238

shares

remaining

in

open

authorizations

under

its

share
repurchase program.
The Company does not use

derivative financial instruments.
The Company’s

investment portfolio

was primarily

invested in

corporate bonds and

tax-exempt and taxable
governmental debt securities held in managed accounts with underlying ratings of A or better at May 4, 2024 and February 3, 2024.

The state, municipal and corporate bonds and asset-backed securities have contractual maturities

which

range

from

seven

days

to

3.0

years.

The

U.S.

Treasury/Agencies

Notes

and

Bonds

have
contractual maturities which range from 2 months

to 1.8 years. These securities

are classified as available-for-
sale

and

are

recorded

as

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

The

bank

credit

card

asset-backed

securities

are

backed

by

revolving

pools

of

credit

card
receivables

generated

by

account

holders

of

cards

from

American

Express,

Citibank,

JPMorgan

Chase,
Capital One, and Discover.
Additionally, at May 4, 2024, the Company had $0.1 million of corporate equities and deferred compensation
plan assets

of $8.7

million.

At February

3, 2024,

the Company

had $1.1

million of

corporate equities

and
deferred compensation plan assets

of $8.6 million. All

of these assets are recorded

within Other assets in

the
Condensed Consolidated Balance Sheets. See Note 7, Fair

Value Measurements.
RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION
QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
27
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

4, 2024,
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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal quarter ended May 4, 2024 that has materially affected, or is
reasonably

likely

to

materially

affect,

the

Company’s

internal

control

over

financial

reporting.

THE CATO CORPORATION
PART

II OTHER

INFORMATION
28
ITEM 1.

LEGAL PROCEEDINGS:
Not Applicable
ITEM 1A.

RISK FACTORS:
In addition to the other information

in this report, you should carefully

consider the factors discussed in

Part I,
“Item

1A.

Risk

Factors”

in

our

Annual

Report

on

Form

10-K

for

our

fiscal

year

ended

February

3,

2024.

These risks

could materially

affect our

business, financial

condition or

future results;

however, they

are not
the only risks we face.

Additional risks and uncertainties not currently known to

us or that we currently deem
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended May 4, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
February 2024 - $ - -
March 2024 134,209 5.41 134,209
April 2024 297,206 5.05 297,206
Total 431,415 $ 5.16 431,415 478,238
(1)
Prices include trading costs.
(2)
As of February

3, 2024, the

Company’s share

repurchase program had

909,653 shares remaining
in

open authorizations.

During

the

first

quarter

ended

May

4,

2024,

the

Company repurchased
and retired 431,415 shares under this program for approximately $2,227,608 or an average market
price of $5.16 per share.

As of May 4, 2024, the Company had 478,238 shares remaining in open authorizations.

There is no specified expiration date for the Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable

THE CATO CORPORATION
PART

II OTHER

INFORMATION
29
ITEM 4.

MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.

OTHER INFORMATION:
During the

three months

ended May

4, 2024,

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
10.1*
Fourth Amendment, dated as of April 25, 2024, to Credit
Agreement, dated as of May 19 2022, among the Registrant, the banks party thereto and Wells Fargo Bank, National Association.

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
30
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO

CORPORATION
May 30, 2024
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
May 30, 2024 /s/ Charles D. Knight
Date
Charles D. Knight

Executive Vice President
Chief Financial Officer