Form 10-Q
period 2024-08-03
CATO CORP
filed 2024-08-29
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
August 3, 2024
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

-2 of the Exchange Act). Yes
☐

No
☒
As of August 3, 2024, there were
18,804,629

shares of Class A common stock and
1,763,652

shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended August 3, 2024
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income 2
For the Three Months and Six Months Ended August

3, 2024 and July 29, 2023
Condensed Consolidated Balance Sheets 3
At August 3, 2024 and February 3, 2024
Condensed Consolidated Statements of Cash Flows 4
For the Six Months Ended August 3, 2024 and

July 29, 2023
Condensed Consolidated Statements of Stockholders’ Equity 5 – 6
For the Three Months and Six Months Ended August

3, 2024 and July 29, 2023
Notes to Condensed Consolidated Financial Statements 7 – 21
For the Three Months and Six Months Ended August

3, 2024 and July 29, 2023
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
Item 4. Mine Safety Disclosures 31
Item 5. Other Information 31
Item 6. Exhibits 31
Signatures 32

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended Six Months Ended
August 3, 2024 July 29, 2023 August 3, 2024 July 29, 2023
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
166,934
$
181,181
$
342,206
$
371,492

Other revenue (principally finance charges, late fees and

layaway charges)
1,694
1,690
3,521
3,429

Total revenues
168,628
182,871
345,727
374,921
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown

below)
109,122
117,617
221,627
239,704

Selling, general and administrative (exclusive of

depreciation

shown below)
58,181
61,618
114,933
123,552

Depreciation
2,329
2,510
4,369
4,867

Interest and other income
(1,742)
(1,334)
(7,563)
(2,231)

Costs and expenses, net
167,890
180,411
333,366
365,892
Income before income taxes
738
2,460
12,361
9,029
Income tax expense
643
1,333
1,292
3,475
Net income $
95
$
1,127
$
11,069
$
5,554
Basic earnings per share $
0.01
$
0.06
$
0.54
$
0.27
Diluted earnings per share $
0.01
$
0.06
$
0.54
$
0.27
Comprehensive income:
Net income $
95
$
1,127
$
11,069
$
5,554
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
50

and $
156

for

the three and six months ended July 29, 2023, respectively
676
167
(72)
522
Comprehensive income $
771
$
1,294
$
10,997
$
6,076
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
August 3, 2024
February 3, 2024
ASSETS (Dollars in thousands)
Current Assets:
Cash and cash equivalents

$
30,764
$
23,940
Short-term investments

73,902
79,012
Restricted cash
3,562
3,973
Accounts receivable, net of allowance for customer credit losses of

$
674

and $
705

at August 3, 2024 and February 3, 2024, respectively
29,772
29,751
Merchandise inventories

95,972
98,603
Prepaid expenses and other current assets
9,506
7,783

Total Current Assets

243,478
243,062
Property and equipment – net

63,975
64,022
Other assets

22,340
25,047
Right-of-Use assets – net

125,779
154,686

Total Assets

$
455,572
$
486,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
84,623
$
87,821
Accrued expenses

36,207
37,404
Accrued employee benefits and bonus
1,022
1,675
Accrued income taxes

646
-
Current lease liability
51,091
61,108

Total Current Liabilities

173,589
188,008
Other noncurrent liabilities
14,573
14,475
Lease liability
72,348
92,013
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized,
none

issued
-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,804,629

shares and
18,802,742

shares

issued at August 3, 2024 and February 3, 2024, respectively
635
635
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;

1,763,652

shares

shares issued at August 3, 2024 and February 3, 2024
59
59
Additional paid-in capital

127,951
126,953
Retained earnings

66,094
64,279
Accumulated other comprehensive income
323
395

Total Stockholders' Equity

195,062
192,321

Total Liabilities and Stockholders' Equity

$
455,572
$
486,817
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Six Months Ended
August 3, 2024
July 29, 2023
(Dollars in thousands)
Operating Activities:
Net income $
11,069
$
5,554
Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation
4,369
4,867

Provision for customer credit losses
338
248

Purchase premium and discount accretion of investments
(577)
(97)

Gain on sale of assets held for investment
(4,223)
-

Share-based compensation
840
2,192

Deferred income taxes
-
(832)

Loss on disposal of property and equipment
96
1

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
1,041
(666)

Merchandise inventories
2,631
19,338

Prepaid and other assets
(1,891)
(667)

Operating lease right-of-use assets and liabilities
(775)
(1,001)

Accrued income taxes
646
2,948

Accounts payable, accrued expenses and other liabilities
(4,728)
(10,306)
Net cash provided by operating activities
8,836
21,579
Investing Activities:
Expenditures for property and equipment

(4,799)
(8,470)
Purchase of short-term investments
(31,396)
(14,497)
Sales of short-term investments
37,703
46,777
Sales of other assets
5,165
-
Net cash provided by investing activities
6,673
23,810
Financing Activities:
Dividends paid
(7,050)
(6,962)
Repurchase of common stock
(2,237)
(2,563)
Proceeds from employee stock purchase plan
191
198
Net cash used in financing activities
(9,096)
(9,327)
Net increase in cash, cash equivalents, and restricted cash
6,413
36,062
Cash, cash equivalents, and restricted cash at beginning of period
27,913
23,792
Cash, cash equivalents, and restricted cash at end of period

$
34,326
$
59,854
Non-cash activity:
Accrued other assets and property and equipment expenditures $
721
$
572
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands)
Balance — February 3, 2024 $
694
$
126,953
$
64,279
$
395
$
192,321
Comprehensive income:

Net income
-
-
10,974
-
10,974

Unrealized net losses on available-for-sale securities, net of deferred income tax expense of $0
-
-
-
(748)
(748)
Dividends paid ($
0.17

per share)
-
-
(3,523)
-
(3,523)
Class A common stock sold through employee stock purchase

plan
1
189
-
-
190
Share-based compensation issuances and exercises
13
-
5
-
18
Share-based compensation expense
-
(84)
-
-
(84)
Repurchase and retirement of treasury shares
(14)
-
(2,223)
-
(2,237)
Balance — May 4, 2024
$
694
$
127,058
$
69,512
$
(353)
$
196,911
Comprehensive income:

Net income

-
-
95
-
95

Unrealized net gains on available-for-sale securities, net of deferred income tax expense of $0
-
-
-
676
676
Dividends paid ($
0.17

per share)
-
-
(3,527)
-
(3,527)
Class A common stock sold through employee stock purchase

plan
-
35
-
-
35
Share-based compensation issuances and exercises
-
-
-
-
-
Share-based compensation expense
-
858
14
-
872
Repurchase and retirement of treasury shares
-
-
-
-
-
Balance — August 3, 2024 $
694
$
127,951
$
66,094
$
323
$
195,062
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
7

NOTE 1 - GENERAL :
The

condensed

consolidated

financial

statements

as

of

August

3,

2024

and

for

the

twenty-six-week
periods ended August

3, 2024 and

July 29,

2023 have been

prepared from the

accounting records of

The
Cato

Corporation

and

its

wholly-owned

subsidiaries

(the

“Company”),

and

all

amounts

shown

are
unaudited.

In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements

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

The sale resulted in a
net

gain

of

$
3.2

million

and

is

included

in

Interest

and

other

income

in

the

accompanying

Condensed
Consolidated Statements of Income and Comprehensive Income

for the period ended August 3, 2024.
Subsequent to

the second

quarter of

the current

fiscal year,

the Company

received $
8.6

million from

the
insurance claim settlement and sale of its corporate jet.
On August 29, 2024, the Board of Directors maintained the quarterly dividend at $
0.17

per share.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
8

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

for Class A and

Class B shares and

the EPS amounts reported

herein are applicable
to both Class A and Class B

shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan.

Three Months Ended Six Months Ended
August 3, 2024
July 29, 2023
August 3, 2024
July 29, 2023
(Dollars in thousands)
Numerator
Net earnings $
95
$
1,127
$
11,069
$
5,554
Earnings (loss) allocated to non-vested equity awards
9
(54)
(583)
(292)
Net earnings available to common stockholders $
104
$
1,073
$
10,486
$
5,262
Denominator
Basic weighted average common shares outstanding
19,297,484
19,395,484
19,327,137
19,349,266
Diluted weighted average common shares outstanding
19,297,484
19,395,484
19,327,137
19,349,266
Net income per common share
Basic earnings per share $
0.01
$
0.06
$
0.54
$
0.27
Diluted earnings per share $
0.01
$
0.06
$
0.54
$
0.27

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
9

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended August 3, 2024:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 4, 2024 $
(353)

Other comprehensive income before

reclassification
776

Gains reclassified from accumulated

other comprehensive income (b)
100
Net current-period other comprehensive income
676
Ending Balance at August 3, 2024 $
323
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
130

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net realized gains on available-for-sale securities. The tax impact of this reclassification was $
30
.
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

six months ended August 3, 2024:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2024 $
395

Other comprehensive income before

reclassification
714

Gains reclassified from accumulated

other comprehensive income (b)
786
Net current-period other comprehensive loss
(72)
Ending Balance at August 3, 2024 $
323
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes
$1,022

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net realized gains on available-for-sale securities. The tax impact of this reclassification was $

.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
10

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

reclassifications
164

Gains reclassified from accumulated

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

reclassifications
519

Gains reclassified from accumulated

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
1
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
11

NOTE 4 – FINANCING ARRANGEMENTS:
At

August

3,

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

For the

quarter ended

August 3,

2024, after

giving effect

to the

amendment, the

Company was

in
compliance with the

credit agreement. There

were
no

borrowings outstanding,
no
r any outstanding

letters of
credit that reduced borrowing availability, as of August 3, 2024.

The weighted average interest rate under the
credit facility was
zero

at August 3, 2024 due to
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

wholly-
owned subsidiaries of the Company.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
12

NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):
The following schedule summarizes certain segment

information (in thousands):

Three Months Ended Six Months Ended
August 3, 2024 Retail Credit Total August 3, 2024 Retail Credit Total
Revenues
$167,954
$674
$168,628
Revenues
$344,384
$1,343
$345,727
Depreciation
2,328
1
2,329
Depreciation
4,368
1
4,369
Interest and other income
(1,742)
-
(1,742)
Interest and other income
(7,563)
-
(7,563)
Income before

income taxes
485
253
738
Income before

income taxes
11,859
502
12,361
Capital expenditures
1,536
-
1,536
Capital expenditures
4,799
-
4,799
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
Retail Credit Total
Total assets as of August 3, 2024
$417,112
$38,460
$455,572
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

Three Months Ended Six Months Ended
August 3, 2024
July 29, 2023
August 3, 2024
July 29, 2023
Payroll $
161
$
142
$
314
$
276
Postage
115
109
217
210
Other expenses
144
154
309
348
Total expenses
$
420
$
405
$
840
$

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
13

NOTE 6 – STOCK-BASED COMPENSATION:
As of August

3, 2024, the

Company’s 2018 Incentive

Compensation Plan allows

for the granting

of various
forms of equity-based awards,

including restricted stock

and stock options for

grant to officers, directors

and
key employees.
The

following

table

presents

the

number

of

options

and

shares

of

restricted

stock

initially

authorized

and
available for grant under this plan as

of August 3, 2024:

2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,753,001
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to compensation expense on a straight-line basis

over the related vesting periods. As of

August
3, 2024

and February

3, 2024,

there was

$
9,148,000

and $
9,334,000
, respectively,

of total

unrecognized
compensation

expense

related

to

nonvested

restricted

stock

awards,

which

had

a

remaining

weighted-
average vesting

period

of
2.4

years

and
2.1

years,

respectively.

The

total

compensation expense

during
the three and

six months ended

August 3, 2024

was $
872,000

and $
806,000
, respectively,

compared to a
total

compensation

expense

of

$
1,230,000

and

$
2,158,000

for

the

three

and

six

months

ended July

29,
2023,

respectively.

This

compensation

expense

is

classified

as

a

component

of

Selling,

general

and
administrative expenses in the Condensed Consolidated Statements of Income
.
The following summary

shows the changes

in the number

of shares of

unvested restricted stock

outstanding
during

the six months ended

August

3, 2024:

Weighted Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at February 3, 2024
1,123,873
$
11.32
Granted
386,900
4.80

Vested
(232,696)
13.22

Forfeited or expired
(18,296)
9.17

Restricted stock awards at August 3, 2024
1,259,781
$
8.98

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
14
NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount

through payroll

deductions. During

the six

months ended

August 3,

2024 and

July 29,

2023,
the

Company

sold
38,910

and
26,127

shares

to

employees

at

an

average

discount

of

$
0.87

and

$
1.31

per
share, respectively, under

the Employee Stock

Purchase Plan. The

compensation expense recognized

for the
15
% discount given under the Employee Stock

Purchase Plan was approximately $
34,000

for each of the six
months ended August 3, 2024 and

July 29, 2023. This compensation expense is

classified as a component of
Selling, general and administrative expenses.

NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets and

liabilities that

are
measured at fair value (in thousands)

as of August 3, 2024 and

February 3, 2024:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
August 3, 2024
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
3,943
$
-
$
3,943
$
-

Corporate Bonds
50,558
-
50,558
-

U.S. Treasury/Agencies Notes and Bonds
18,430
-
18,430
-

Cash Surrender Value of Life Insurance
8,886
-
-
8,886

Asset-backed Securities (ABS)
971
-
971
-
Total Assets $
82,788
$
-
$
73,902
$
8,886
Liabilities:

Deferred Compensation
$
(8,604)
$
-
$
-
$
(8,604)
Total Liabilities $
(8,604)
$
-
$
-
$
(8,604)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
15

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
2.9

years. The U.S. Treasury/Agencies Notes and

Bonds
have

contractual

maturities

which

range

from
14 days

to
3.0

years.

These

securities

are

classified

as
available-for-sale and are

recorded as

Short-term investments

and Other

assets on

the respective

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

At

August

3,

2024,

the

Company

had

deferred

compensation

plan

assets

of

$
8.9
million.

During the six months ended August

3, 2024, the Company sold its

corporate equities.

All of these
assets are recorded within Other assets

in the Condensed Consolidated Balance Sheets.
Level 1 category securities are measured

at fair value using quoted active

market prices.

Level 2 investment
securities

include

corporate,

state

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

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
16

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
The

following

tables

summarize

the

change

in

fair

value

of

the

Company’s

financial

assets

and

liabilities
measured using Level 3 inputs for the six months ended August 3, 2024 and the year ended February 3,

2024
(in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2024 $
8,586
Redemptions
-
Additions
-
Total gains or (losses):

Included in interest and other income (or
changes in net assets)
300
Ending Balance at August 3, 2024 $
8,886
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2024 $
(8,654)

Redemptions
543

Additions
(121)

Total (gains) or losses:

Included in interest and other income (or
changes in net assets)
(372)
Ending Balance at August 3, 2024 $
(8,604)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
17

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

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
18

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
In

November

2023,

the

Financial

Accounting

Standards

Board

(“FASB”)

issued

Accounting

Standards
Update

(“ASU”)

2023-07,

“Segment

Reporting

(Topic

280):

Improvements

to

Reportable

Segment
Disclosures,”

which

modifies

disclosure

requirements

for

all

public

entities

that

are

required

to

report
segment

information.

The update

will change

the

reporting of

segments by

adding

significant

segment
expenses,

other

segment

items,

title

and

position

of

the

chief

operating

decision

maker

(“CODM”) and
how

the

CODM

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

Disclosures,”

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

months of 2024

of
10.5
% compared to
38.5
% for
the

first

six

months of

2023.

Income tax

expense

for

the

first

six

months

decreased

to

$
1.3

million

in
fiscal 2024 from $
3.5

million in fiscal 2023.

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

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
19

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
The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s wholly-owned

subsidiaries.
None

of the credit

card receivables are

secured. During the

three
and

six

months

ended

August

3,

2024,

the

Company estimated

customer

credit

losses

of

$
166,000

and
$
338,000
, respectively,

compared to

$
151,000

and $
272,000

for the

three and

six months

ended July 29,
2023,

respectively.

Sales

purchased

on

the

Company’s

proprietary

credit

card

for

the

three

and

six
months

ended

August

3,

2024

were

$
5.6

million

and

$
11.3

million,

respectively,

compared

to

$
5.9
million and $
11.7

million for the three and six months ended July 29, 2023, respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):

Balance as of
August 3, 2024
February 3, 2024
Proprietary Credit Card Receivables, net $
10,788
$
10,909
Gift Card Liability
$
6,534
$
8,143

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
20

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
The components of lease cost are shown below (in thousands):

Three Months Ended
August 3, 2024 July 29, 2023
Operating lease cost (a)
$
16,808
$
17,597
Variable

lease cost (b)
$
463
$
504
(a) Includes right-of-use asset amortization of ($
0.2
) million and ($
0.3
) million for the three months ended August 3, 2024 and July
29, 2023, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

Six Months Ended
August 3, 2024 July 29, 2023
Operating lease cost (a)
$
33,810
$
35,675
Variable

lease cost (b)
$
960
$
1,098
(a) Includes right-of-use asset amortization of ($
0.4
) million and ($
0.6
) million for the six months ended August 3, 2024 and July 29,
2023, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND

SIX MONTHS ENDED AUGUST 3, 2024 AND JULY 29, 2023
21
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
August 3, 2024 July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities $
15,481
$
16,679
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
$
913
$
999

Six Months Ended
August 3, 2024 July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
$
31,088
$
34,024
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations $
1,357
$
2,903
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:

As of
August 3, 2024
July 29, 2023
Weighted-average remaining lease term
1.8

years
2.0

years
Weighted-average discount rate
4.74%
3.26%
Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):

Fiscal Year
2024 (a) $
32,232
2025
45,606
2026
29,710
2027
16,962
2028
8,034
Thereafter
892
Total lease payments
133,436
Less: Imputed interest
9,997
Present value of lease liabilities $
123,439
(a) Excluding the six months ended August 3, 2024

22
THE CATO CORPORATION
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION:
The

information

contained

in

“Management’s

Discussion

and

Analysis

of

Financial

Condition

and
Results

of

Operations”

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

Such factors include, but

are not limited to,

the following: any actual
or

perceived

deterioration

in,

or

continuation

of

negative

trends

in,

the

conditions

that

drive

consumer
confidence and

spending, including,

but

not limited

to, prevailing

social, economic,

political

and public
health conditions and

uncertainties, levels of

unemployment, fuel, energy

and food

costs, wage rates,

tax
rates, interest

rates, home

values, consumer

net worth,

the availability

of credit

and inflation;

changes in
laws,

regulations

or

government

policies

affecting

our

business,

including

but

not

limited

to

tariffs;
uncertainties regarding

the impact

of

any governmental

action regarding,

or

responses to,

the

foregoing
conditions;

competitive

factors

and

pricing

pressures;

our

ability

to

predict

and

respond

to

rapidly
changing fashion trends and consumer demands; our ability to increase new store openings and the ability of any such new stores to grow and perform as expected; underperformance or other factors that may lead to, or affect the volume of, store closures; adverse weather, public health threats, acts of war or aggression
or

similar conditions

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
Three Months Ended Six Months Ended
August 3, 2024 July 29, 2023 August 3, 2024 July 29, 2023
Total retail sales 100.0% 100.0% 100.0% 100.0%
Other revenue
1.0
0.9
1.0
0.9
Total revenues 101.0 100.9 101.0 100.9
Cost of goods sold (exclusive of depreciation)
65.4
64.9
64.8
64.5
Selling, general and administrative (exclusive
of depreciation) 34.9 34.0 33.6 33.3
Depreciation 1.4 1.4 1.3 1.3
Interest and other income (1.0) (0.7) (2.2) (0.6)
Income before income taxes 0.4 1.4 3.6 2.4
Net income
0.1
0.6
3.2
1.5

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

half

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

believe the

pressure on

our

customers’ disposable

income adversely

impacted the

first half

of

2024
and will likely continue to have

a negative impact on consumer behavior

and, by extension, our results of
operations and financial condition during the remainder of fiscal 2024.
Merchandise Supply Chain
A

significant

amount

of

our

merchandise

is

manufactured

overseas,

principally

Southeast

Asia,

and
traverses through the

Panama Canal or

the Suez

Canal.

The regional

drought conditions experienced

in
the region

surrounding the Panama

Canal reduced

the number

of transits

by approximately

37% and

has
also reduced the

permissible draft of

vessels transiting the

Panama Canal, which reduced

the volume and
number of

containers carried

by container

ships and

increased our

costs in

the first

quarter.

During the
second

quarter,

the

Panama

Canal

authority

increased

the

daily

transits

and

the

permissible

draft

of
vessels,

raising

the

number

of

transits

to

95%

of

pre-drought

operations.

The

hostilities

affecting

the
region surrounding the Suez Canal

are causing container ships

to travel longer distances

around the Cape
of Good Hope,

which is increasing

lead times for

merchandise and our

costs to ship

these goods,

as well
as decreasing the pool of

containers available.

Both of these situations have negatively

impacted the first
six months of 2024. Though conditions in the Panama Canal have incrementally improved, we believe the totality of these conditions will

likely continue to have a

negative impact on our

results of operations and
financial condition for the foreseeable future.
Comparison of the Three and Six

Months ended August 3, 2024

with July 29, 2023
Total retail sales

for the second

quarter were

$166.9 million

compared to last

year’s second

quarter sales

of
$181.2

million,

an

8%

decrease.

The

Company’s

sales

decrease

in

the

second

quarter

of

fiscal

2024

was
primarily due

to a

2% decrease

in same-store

sales and

store closures.

For the

six months

ended August

3,
2024,

total

retail

sales

were

$342.2

million

compared

to

last

year’s

comparable

six

month

sales

of

$371.5
million, an

8% decrease.

The decrease

in sales

in the

first six

months of

fiscal 2024

was due

primarily to

a
4% decrease in same-store sales and store closures. Same-store sales include stores that have been open more than

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

5% of total sales for
the six

months ended

August 3,

2024 and

are included

in the

same-store sales

calculation.

Total revenues,
comprised of

retail sales

and other

revenue (principally

finance charges

and late

fees on

customer accounts
receivable

and

layaway

fees),

were

$168.6

million

and

$345.7

million

for

the

three

and

six

months

ended
August 3, 2024,

compared to $182.9

million and $374.9

million for the

three and six

months ended July

29,
2023, respectively. The

Company operated

1,166 stores

at August

3, 2024

compared to 1,247

stores at

July
29, 2023.

During the first six months of fiscal 2024, the Company closed 12 stores.

The Company currently
expects to close approximately 65 stores

in total in fiscal 2024.
Credit

revenue

of

$0.7

million

represented

0.4%

of

total

revenues

in

the

second

quarter

of

fiscal

2024,
compared to

2023 credit

revenue of

$0.7 million

or 0.4%

of total

revenues. Credit

revenue is

comprised of
interest earned on the Company’s private label credit card portfolio and related fee income.

Related expenses
principally include payroll,

postage and other

administrative expenses and

totaled $0.4 million

in the second
quarter of fiscal 2024, compared to

last year’s second quarter expense of

$0.4 million.
Other revenue, a component of total revenues, was $1.7 million and $3.5 million for the three and six months
ended

August

3,

2024,

respectively,

compared

to

$1.7

million

and

$3.4

million

for

the

prior

year’s
comparable three and six month periods. The slight increase in Other revenue for the first six months was due
to increases

in gift

card breakage

income and

finance charges

and late

fees associated

with the

Company’s
proprietary credit card, partially offset by a

decrease in e-commerce shipping revenue.
Cost of

goods sold

was $109.1

million, or

65.4% of

retail sales

and $221.6

million, or

64.8% of retail

sales
for the

three and

six months

ended August

3, 2024,

respectively, compared

to $117.6

million, or

64.9% of
retail

sales and

$239.7

million,

or 64.5%

of retail

sales

for the

comparable three

and six

month

periods of
fiscal 2023.

The overall increase

in cost of

goods sold as

a percent of

retail sales for

the second quarter

and
first

six

months

of

fiscal

2024

versus

the

comparable

three

and

six

month

periods

of

fiscal

2023

resulted
primarily from

deleveraging of

occupancy and

buying costs

and higher

distribution costs,

partially offset

by
higher

selling

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

9.1% to $57.8

million for the

second quarter

of fiscal

2024 and

by 8.5% to

$120.6 million

for
the

first

six

months

of

fiscal

2024,

compared

to

$63.6

million

and

$131.8

million

for

the

prior

year’s
comparable

three

and

six

months

of

fiscal

2023,

respectively.

Gross

margin

as

presented

may

not

be
comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card

processing

fees.

SG&A
expenses

were

$58.2

million,

or

34.9%

of

retail

sales

and

$114.9

million,

or

33.6%

of

retail

sales

for

the
second quarter and first six months of fiscal 2024, respectively, compared to $61.6 million, or

34.0% of retail
sales and $123.6 million, or 33.3% of retail sales for the prior year’s comparable three and six month periods,
respectively.

The decrease in SG&A expenses for the

second quarter and first six months of fiscal

2024 was
primarily

due

to

lower

payroll,

advertising

and

equity

compensation

expenses,

partially

offset

by

higher
insurance expense and expenses

related to the startup of

our DC automation

project which will continue

into
the third quarter.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
27
Depreciation expense was $2.3 million, or 1.4% of retail sales and $4.4 million, or 1.3% of retail sales for the
second quarter

and first

six months

of fiscal

2024, respectively,

compared to

$2.5 million,

or 1.4%

of retail
sales and $4.9

million or 1.3%

of retail sales

for the comparable

three and six

month periods of

fiscal 2023,
respectively.

Interest and other income was $1.7 million, or 1.0% of retail sales and $7.6 million, or 2.2% of retail sales for the three and six months ended August

3, 2024, respectively, compared to $1.3 million,

or 0.7% of retail sales
and

$2.2

million,

or

0.6%

of

retail

sales

for

the

comparable

three

and

six

month

periods

of

fiscal

2023,
respectively.

The increase for the second quarter of fiscal 2024 compared to fiscal 2023 was primarily due to
higher

interest

earned

on

the

Company’s

investments.

The

increase

for

the

first

six

months

of

fiscal

2024
compared to

fiscal 2023

was primarily

due to

a $3.2

million net

gain on

sale of

land held

for investment

in
addition to higher interest earned

on the Company’s investments.
Income tax expense was $0.6 million and $1.3 million for the second quarter and first six months of fiscal
2024, respectively,

compared to

a tax

expense of

$1.3 million

and $3.5

million for

the comparable

three
and six month

periods of

fiscal 2023,

respectively.

The effective

income tax

rate for

the first

six months
of fiscal 2024

was 10.5% compared to

38.5% for the

first six months of

fiscal 2023.

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

12 months.
Cash provided by operating activities during the first six months of fiscal 2024 was $8.8 million as compared to $21.6

million provided

in the

first six

months of

fiscal 2023.

The decrease

in cash

provided by

operating
activities of $12.8 million

for the first six

months of fiscal 2024

as compared to the

first six months of

fiscal
2023 was

primarily attributable

to the

relative change

in inventory

from year-end

to the

second quarter

for
both years

and a

decrease to

2024 net income

for non-operating

gains on sale

of assets held

for investment,
partially offset by higher net income and the relative change of accounts payable from year-end to the second
quarter for both years.
At August 3, 2024, the Company had working capital of $69.9 million compared to

$55.1 million at February
3, 2024. The increase in working capital was primarily attributable to a decrease in current lease liability and an increase in cash, partially offset

by a decrease in inventory

and short-term investments.
At

August

3,

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

For the

quarter ended

August 3,

2024, after

giving effect

to the

amendment, the

Company was

in
compliance with the

credit agreement. There

were no borrowings

outstanding, nor any

outstanding letters of
credit that reduced borrowing availability, as of August 3, 2024.

The weighted average interest rate under the

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
28
credit facility was zero at August 3, 2024

due to no outstanding borrowings.
Expenditures for property and equipment totaled $4.8 million in the first six months of fiscal 2024, compared to $8.5 million in last fiscal

year’s first six months. The decrease in

expenditures for property and equipment
was

primarily

due

to

finishing

projects

related

to

investments

in

the

distribution

center

and

information
technology.

For

the

full

fiscal

2024

year,

the

Company

expects

to

invest

approximately

$7.0

million

for
capital expenditures.
Net cash provided by

investing activities totaled $6.7

million in the first six

months of fiscal 2024

compared
to $23.8

million net

cash provided

in the comparable

period of

2023.

The decrease in

net cash

provided by
investing activities

in 2024

was primarily

due to

higher purchases

of short-term

investments, partially

offset
by lower sales of short-term investments,

lower capital expenditures and sale

of other assets.
Net cash

used in

financing activities

totaled $9.1

million in

the first

six months

of fiscal

2024 compared

to
$9.3

million

used

in

the

comparable

period

of

fiscal

2023.

The

decrease

in

net

cash

used

in

financing
activities in fiscal 2024 was primarily

due to lower stock repurchases.
On August 29, 2024, the Board of

Directors maintained the quarterly dividend at $0.17

per share.
As

of

August

3,

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

corporate

bonds

and

asset-backed

securities

have
contractual maturities which range from

six days to 2.9 years.

The U.S. Treasury/Agencies Notes and

Bonds
have

contractual

maturities

which

range

from

14

days

to

3.0

years.

These

securities

are

classified

as
available-for-sale and are

recorded as

Short-term investments

and Other

assets on

the respective

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

At

August

3,

2024,

the

Company

had

deferred

compensation

plan

assets

of

$8.9
million.

During the six months ended August

3, 2024, the Company sold its

corporate equities.

All of these
assets

are

recorded

within

Other

assets

in

the

Condensed

Consolidated

Balance

Sheets.

See

Note

7,

Fair
Value Measurements.
RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION
QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
29
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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal quarter ended August 3, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s

internal control over financial reporting.

THE CATO CORPORATION
PART II OTHER

INFORMATION
30
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
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended August 3, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
Fiscal of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
May 2024 - $ - -
June 2024 - - -
July 2024 - - -
Total - $ - - 478,238
(1)
Prices include trading costs.
(2)
As

of

May 4,

2024, the

Company’s

share repurchase

program had

478,238

shares remaining

in
open

authorizations.

During

the

second

quarter

ended

August

3,

2024,

the

Company

did

not
repurchase

or

retire

any

shares

under

this

program.

As

of

August

3,

2024,

the

Company

had
478,238

shares

remaining

in

open

authorizations.

There

is

no

specified

expiration

date

for

the
Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable.

THE CATO CORPORATION
PART II OTHER

INFORMATION
31
ITEM 4.

MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.

OTHER INFORMATION:
During the three months ended August 3, 2024, none of the Company’s directors or officers (as defined in
Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended)
adopted

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
32
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO

CORPORATION
August 29, 2024
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
August 29, 2024 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer