Form 10-Q
period 2024-11-02
CATO CORP
filed 2024-11-26
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
November 2, 2024
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

November

2,

2024,

there

were
18,774,124

shares

of

Class A

common

stock

and
1,763,652

shares

of

Class B

common

stock
outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended November 2, 2024
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) 2
For the Three Months and Nine Months Ended November

2, 2024 and October 28,
2023
Condensed Consolidated Balance Sheets 3
At November 2, 2024 and February 3, 2024
Condensed Consolidated Statements of Cash Flows 4
For the Nine Months Ended November 2, 2024 and

October 28, 2023
Condensed Consolidated Statements of Stockholders’ Equity 5 – 6
For the Three Months and Nine Months Ended November

2, 2024 and October 28,
2023
Notes to Condensed Consolidated Financial Statements 7 – 21
For the Three Months and Nine Months Ended November

2, 2024 and October 28,
2023
Item 2.
Management’s Discussion and Analysis

of Financial Condition and
Results of Operations
22 – 29
Item 3. Quantitative and Qualitative Disclosures About Market Risk 30
Item 4. Controls and Procedures 30
PART

II – OTHER INFORMATION
Item 1. Legal Proceedings 31
Item 1A. Risk Factors 31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 31
Item 3. Defaults Upon Senior Securities 31
Item 4. Mine Safety Disclosures 32
Item 5. Other Information 32
Item 6. Exhibits 32
Signatures 33

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Three Months Ended Nine Months Ended
November 2,
2024
October 28,
2023
November 2,
2024
October 28,
2023
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
144,642
$
156,682
$
486,848
$
528,174

Other revenue (principally finance charges, late fees and

layaway charges)
1,528
1,574
5,049
5,003

Total revenues
146,170
158,256
491,897
533,177
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown

below)
102,955
105,832
324,582
345,536

Selling, general and administrative (exclusive of

depreciation

shown below)
57,876
61,792
172,809
185,344

Depreciation
2,737
2,504
7,106
7,371

Interest and other income
(2,646)
(1,523)
(10,209)
(3,754)

Costs and expenses, net
160,922
168,605
494,288
534,497
Loss before income taxes
(14,752)
(10,349)
(2,391)
(1,320)
Income tax (benefit) expense
322
(4,272)
1,614
(797)
Net loss $
(15,074)
$
(6,077)
$
(4,005)
$
(523)
Basic loss per share $
(0.79)
$
(0.30)
$
(0.24)
$
(0.02)
Diluted loss per share $
(0.79)
$
(0.30)
$
(0.24)
$
(0.02)
Comprehensive income:
Net loss $
(15,074)
$
(6,077)
$
(4,005)
$
(523)
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
60

and $
217

for

the three and nine months ended October 28, 2023,

respectively
(151)
201
(223)
723
Comprehensive income (loss) $
(15,225)
$
(5,876)
$
(4,228)
$
200
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
November 2, 2024
February 3, 2024
ASSETS (Dollars in thousands)
Current Assets:
Cash and cash equivalents

$
20,216
$
23,940
Short-term investments

65,994
79,012
Restricted cash
3,355
3,973
Accounts receivable, net of allowance for customer credit losses of

$
670

and $
705

at November 2, 2024 and February 3, 2024, respectively
24,776
29,751
Merchandise inventories

107,159
98,603
Prepaid expenses and other current assets
8,705
7,783

Total Current Assets

230,205
243,062
Property and equipment – net

62,648
64,022
Other assets

19,783
25,047
Right-of-Use assets – net

111,769
154,686

Total Assets

$
424,405
$
486,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
84,169
$
87,821
Accrued expenses

38,158
37,404
Accrued employee benefits and bonus
1,370
1,675
Current lease liability
45,836
61,108

Total Current Liabilities

169,533
188,008
Other noncurrent liabilities
14,555
14,475
Lease liability
63,218
92,013
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized,
none

issued
-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,774,124

shares and
18,802,742

shares

issued at November 2, 2024 and February 3, 2024, respectively
634
635
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;

1,763,652

shares

issued at November 2, 2024 and February 3, 2024
59
59
Additional paid-in capital

128,827
126,953
Retained earnings

47,407
64,279
Accumulated other comprehensive income
172
395

Total Stockholders' Equity

177,099
192,321

Total Liabilities and Stockholders' Equity

$
424,405
$
486,817
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Nine Months Ended
November 2, 2024
October 28, 2023
(Dollars in thousands)
Operating Activities:
Net loss $
(4,005)
$
(523)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation
7,106
7,371

Provision for customer credit losses
492
397

Purchase premium and discount accretion of investments
(848)
(226)

Gain on sale of assets held for investment
(5,350)
-

Share-based compensation
1,581
3,189

Deferred income taxes
-
(1,981)

Loss on disposal of property and equipment
116
13

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
1,283
(1,815)

Merchandise inventories
(8,556)
13,184

Prepaid and other assets
(1,315)
(1,716)

Operating lease right-of-use assets and liabilities
(1,151)
(1,499)

Accrued income taxes
-
1,375

Accounts payable, accrued expenses and other liabilities
(2,619)
(6,099)
Net cash (used in) provided by operating activities
(13,266)
11,670
Investing Activities:
Expenditures for property and equipment

(6,509)
(10,271)
Purchase of short-term investments
(38,659)
(44,595)
Sales of short-term investments
52,994
60,999
Sales of other assets
13,674
-
Net cash provided by investing activities
21,500
6,133
Financing Activities:
Dividends paid
(10,516)
(10,457)
Repurchase of common stock
(2,398)
(2,563)
Proceeds from employee stock purchase plan
338
357
Net cash used in financing activities
(12,576)
(12,663)
Net (decrease) increase in cash, cash equivalents, and restricted cash
(4,342)
5,140
Cash, cash equivalents, and restricted cash at beginning of period
27,913
23,792
Cash, cash equivalents, and restricted cash at end of period

$
23,571
$
28,932
Non-cash activity:
Accrued other assets and property and equipment expenditures $
440
$
1,100
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands, except per share data)
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
Share-based compensation expense
-
858
14
-
872
Balance — August 3, 2024
$
694
$
127,951
$
66,094
$
323
$
195,062
Comprehensive income:

Net loss

-
-
(15,074)
-
(15,074)

Unrealized net losses on available-for-sale securities, net of deferred income tax expense of $0
-
-
-
(151)
(151)
Dividends paid ($
0.17

per share)
-
-
(3,466)
-
(3,466)
Class A common stock sold through employee stock purchase

plan
1
172
-
-
173
Share-based compensation expense
(1)
704
11
-
714
Repurchase and retirement of treasury shares
(1)
-
(158)
-
(159)
Balance — November 2, 2024
$
693
$
128,827
$
47,407
$
172
$
177,099
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands, except per share data)
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
Share-based compensation expense
(1)
963
5
-
967
Balance — October 28, 2023 $
695
$
125,949
$
91,189
$
(515)
$
217,318
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
7

NOTE 1 - GENERAL :
The

condensed

consolidated

financial

statements

as

of

November

2,

2024

and

for

the

three

and

nine
months ended

November 2, 2024

and October 28,

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

The sale resulted in a
net gain

of $
3.2

million and

was included

in Interest

and other

income in

the accompanying

Condensed
Consolidated Statements of Income

(Loss) and Comprehensive

Income (Loss) for

the nine months

ended
November 2, 2024.
During the current quarter of the fiscal year,

the Company received $
8.6

million from the insurance claim
settlement and sale of its corporate jet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
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
has resolved to continue this

practice.

Accordingly, the Company’s allocation

of income for purposes

of the
EPS

computation

is

the

same

for

Class

A

and

Class

B

shares

and

the

EPS

amounts

reported

herein

are
applicable to both Class A and Class

B shares.
Basic EPS

is computed

as net

income (loss)

less earnings

allocated to

non-vested equity

awards divided

by
the

weighted

average

number

of

common

shares

outstanding

for

the

period.

Diluted

EPS

reflects

the
potential

dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee
Stock Purchase Plan.

Three Months Ended Nine Months Ended
November 2,
2024
October 28,
2023
November 2,
2024
October 28,
2023
(Dollars in thousands, except per share data)
Numerator
Net loss $
(15,074)
$
(6,077)
$
(4,005)
$
(523)
Earnings (loss) allocated to non-vested equity awards
(200)
346
(548)
49
Net loss available to common stockholders $
(15,274)
$
(5,731)
$
(4,553)
$
(474)
Denominator
Basic weighted average common shares outstanding
19,302,107
19,421,701
19,318,794
19,373,411
Diluted weighted average common shares outstanding
19,302,107
19,421,701
19,318,794
19,373,411
Net loss per common share
Basic loss per share $
(0.79)
$
(0.30)
$
(0.24)
$
(0.02)
Diluted loss per share $
(0.79)
$
(0.30)
$
(0.24)
$
(0.02)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
9

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended November 2, 2024:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 3, 2024 $
323

Other comprehensive income (loss) before

reclassification
(151)

Amounts reclassified from accumulated

other comprehensive income to net income
-
Net current-period other comprehensive income (loss)
(151)
Ending Balance at November 2, 2024 $
172
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

nine months ended November 2, 2024:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2024 $
395

Other comprehensive income (loss) before

reclassification
563

Amounts reclassified from accumulated

other comprehensive income to net income (b)
(786)
Net current-period other comprehensive income (loss)
(223)
Ending Balance at November 2, 2024 $
172
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes
$1,022

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net realized gains on available-for-sale securities. The tax impact of this reclassification was $
236
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
10

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME

(CONTINUED):
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

three months ended October 28, 2023:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at July 29, 2023 $
(716)

Other comprehensive income (loss) before

reclassification
185

Amounts reclassified from accumulated

other comprehensive income to net income (b)
16
Net current-period other comprehensive income (loss)
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
Securities
Beginning Balance at January 28, 2023 $
(1,238)

Other comprehensive income (loss) before

reclassification
704

Amounts reclassified from accumulated

other comprehensive income to net income (b)
19
Net current-period other comprehensive income (loss)
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
11

NOTE 4 – FINANCING ARRANGEMENTS:
At November 2,

2024, the Company had

a revolving credit agreement,

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

On
November 1, 2024, the Company

amended the revolving credit agreement

to lower the minimum EBITDAR
coverage

ratio

and

the

corresponding

minimum

cash

and

investments

used

to

determine

the

EBITDAR
coverage ratio in exchange

for a secured position

in any future borrowings.

For the quarter ended

November
2, 2024,

after giving

effect to

the amendments,

the Company

was in

compliance with

the credit

agreement.
There

were
no

borrowings

outstanding,
no
r

any

outstanding

letters

of

credit

that

reduced

borrowing
availability, as of November 2, 2024.

The weighted average interest rate under

the credit facility was
zero

at
November 2, 2024 due to
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

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
12

NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):
The following schedule summarizes certain segment

information (in thousands):

Three Months Ended Nine Months Ended
November 2, 2024 Retail Credit Total November 2, 2024 Retail Credit Total
Revenues
$145,508
$662
$146,170
Revenues
$489,893
$2,004
$491,897
Depreciation
2,737
-
2,737
Depreciation
7,105
1
7,106
Interest and other income
(2,646)
-
(2,646)
Interest and other income
(10,209)
-
(10,209)
Income (loss) before

income taxes
(14,992)
240
(14,752)
Income (loss) before

income taxes
(3,132)
741
(2,391)
Capital expenditures
1,710
-
1,710
Capital expenditures
6,509
-
6,509
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
Retail Credit Total
Total assets as of November 2, 2024
$386,664
$37,741
$424,405
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

Three Months Ended Nine Months Ended
November 2,
2024
October 28,
2023
November 2,
2024
October 28,
2023
Payroll $
152
$
135
$
466
$
411
Postage
113
111
330
321
Other expenses
157
160
466
507
Total expenses $
422
$
406
$
1,262
$
1,239

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
13

NOTE 6 – STOCK-BASED COMPENSATION:
As

of

November

2,

2024,

the

Company’s

2018

Incentive

Compensation

Plan

allows

for

the

granting

of
various

forms

of

equity-based

awards,

including

restricted

stock

and

stock

options

for

grant

to

officers,
directors and key employees.
The

following

table

presents

the

number

of

options

and

shares

of

restricted

stock

initially

authorized

and
available for grant under this plan as

of November 2, 2024:

2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,782,782
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized

to

compensation

expense

on

a

straight-line

basis

over

the

related

vesting

periods.

As

of
November

2,

2024

and

February

3,

2024,

there

was

$
8,212,000

and

$
9,334,000
,

respectively,

of

total
unrecognized compensation expense

related to nonvested

restricted stock awards,

which had a

remaining
weighted-average vesting period of
2.2

years and
2.1

years, respectively. The

total compensation expense
during the

three and

nine months

ended November

2, 2024

was $
714,000

and $
1,520,000
, respectively,
compared

to

a

total

compensation

expense

of

$
967,000

and

$
3,126,000

for

the

three

and

nine

months
ended

October

28,

2023,

respectively.

These

compensation

expenses

are

classified

as

a

component

of
Selling,

general

and

administrative

expenses

in

the

Condensed

Consolidated

Statements

of

Income
(Loss).
The following summary

shows the changes

in the number

of shares of

unvested restricted stock

outstanding
during the nine months ended November 2, 2024:

Weighted Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at February 3, 2024
1,123,873
$
11.32
Granted
386,900
4.80
Vested
(232,696)
13.22
Forfeited or expired
(48,077)
9.51
Restricted stock awards at November 2, 2024
1,230,000
$
8.97

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
14

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount through payroll deductions. During the nine

months ended November 2, 2024

and October 28,
2023, the

Company sold
73,593

and
50,540

shares to

employees at

an average

discount of

$
0.81

and $
1.23
per share, respectively,

under the Employee

Stock Purchase Plan.

The compensation expense

recognized for
the
15
%

discount

given

under

the

Employee

Stock

Purchase

Plan

was

$
60,000

and

$
62,000

for

the

nine
months

ended

November

2,

2024

and

October

28,

2023,

respectively.

These

expenses

are

classified

as

a
component of Selling, general and administrative expenses.

NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets and

liabilities that

are
measured at fair value (in thousands)

as of November 2, 2024 and February

3, 2024:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
November 2, 2024
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
2,253
$
-
$
2,253
$
-

Corporate Bonds
52,649
-
52,649
-

U.S. Treasury/Agencies Notes and Bonds
10,578
-
10,578
-

Cash Surrender Value of Life Insurance
9,109
-
-
9,109

Asset-backed Securities (ABS)
514
-
514
-
Total Assets $
75,103
$
-
$
65,994
$
9,109
Liabilities:

Deferred Compensation
$
(8,886)
$
-
$
-
$
(8,886)
Total Liabilities $
(8,886)
$
-
$
-
$
(8,886)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
15

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
February 3, 2024
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
12,540
$
-
$
12,540
$
-

Corporate Bonds
45,400
-
45,400
-

U.S. Treasury/Agencies Notes and Bonds
18,114
-
18,114
-

Cash Surrender Value of Life Insurance
8,586
-
-
8,586

Asset-backed Securities (ABS)
2,958
-
2,958
-

Corporate Equities
1,084
1,084
-
-
Total Assets $
88,682
$
1,084
$
79,012
$
8,586
Liabilities:

Deferred Compensation
$
(8,654)
$
-
$
-
$
(8,654)
Total Liabilities $
(8,654)
$
-
$
-
$
(8,654)
The Company’s investment portfolio

was primarily invested in

corporate bonds and

U.S. Treasury/Agencies
notes and

bonds held

in managed

accounts with

underlying ratings

of A

or better

at November

2, 2024

and
February 3, 2024.

The state, municipal and corporate bonds have contractual maturities which range from
13
days

to
2.9

years. The U.S. Treasury/Agencies notes and bonds have contractual maturities which range from
3 days

to
2.7

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

At November 2,

2024, the Company

had deferred compensation

plan assets of

$
9.1
million.

During the nine

months ended November

2, 2024, the

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

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
16
The

following

tables

summarize

the

change

in

fair

value

of

the

Company’s

financial

assets

and

liabilities
measured using Level 3 inputs

for the nine months ended November

2, 2024 and the year ended

February 3,
2024

(in thousands):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 3, 2024 $
8,586
Redemptions
-
Additions
-
Total gains or (losses):

Included in interest and other income (or
changes in net assets)
523
Ending Balance at November 2, 2024 $
9,109
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 3, 2024 $
(8,654)

Redemptions
573

Additions
(175)

Total (gains) or losses:

Included in interest and other income (or
changes in net assets)
(630)
Ending Balance at November 2, 2024 $
(8,886)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
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

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
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
disclosures

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
In

November

2024,

the

FASB

issued

ASU

2024-03,

“Income

Statement—Reporting

Comprehensive
Income—Expense

Disaggregation

Disclosures

(Subtopic

220-40):

Disaggregation

of

Income

Statement
Expenses,”

which

requires

public

entities

to

disclose,

on

an

annual

and

interim

basis,

disaggregated
information

in

the

footnotes

about

specified

information

related

to

certain

costs

and

expenses.

This
guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after

December

15,

2027,

with

early

adoption

permitted.

The

Company

is

currently

in

the

process

of
evaluating the

potential impact

of adoption

of this

new guidance

on its

consolidated financial statements
and related disclosures.

NOTE 9 – INCOME TAXES:
The

Company

had

an

effective

tax

rate

for

the

first

nine

months

of

2024

of

(
67.5
%)

compared

to

an
effective tax

rate of
60.4
% for the

first nine months

of fiscal 2023.

Income tax expense

for the first

nine
months increased to $
1.6

million in fiscal 2024 from an

income tax benefit of $
0.8

million in fiscal 2023.

The increase

in tax

expense in

2024 is

primarily due

to the

valuation allowance

against net

deferred tax
assets attributable

to U.S.

federal net operating

loss carryforwards recorded

in the fourth

quarter of 2023
and a smaller release of reserves for uncertain tax positions.

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

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
19

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
The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s wholly-owned

subsidiaries.
None

of the credit

card receivables are

secured. During the

three
and

nine

months ended

November 2,

2024, the

Company estimated

customer

credit

losses

of

$
154,000
and

$
492,000
,

respectively,

compared

to

$
149,000

and

$
421,000

for

the

three

and

nine

months

ended
October 28,

2023, respectively.

Sales purchased

on the

Company’s

proprietary credit

card for

the three
and nine months ended November 2, 2024 were $
5.1

million and $
16.4

million, respectively, compared to
$
5.7

million and $
17.4

million for the three and nine months ended October 28, 2023,

respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):

Balance as of
November 2, 2024 February 3, 2024
Proprietary Credit Card Receivables, net
$
10,716
$
10,909
Gift Card Liability $
6,266
$
8,143

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
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
The components of lease cost are shown below (in thousands):

Three Months Ended
November 2, 2024
October 28, 2023
Operating lease cost (a) $
16,755
$
17,498
Variable

lease cost (b)
$
490
$
544
(a) Includes right-of-use asset amortization of ($
0.2
) million and ($
0.3
) million for the three months ended November 2, 2024 and
October 28, 2023, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

Nine Months Ended
November 2, 2024 October 28, 2023
Operating lease cost (a) $
50,565
$
53,174
Variable

lease cost (b)
$
1,450
$
1,642
(a) Includes right-of-use asset amortization of ($
0.6
) million and ($
0.9
) million for the nine months ended November 2, 2024 and
October 28, 2023, respectively.
(b) Primarily related to monthly percentage rent for stores not presented on the condensed consolidated balance sheets.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED

NOVEMBER 2, 2024 AND
OCTOBER 28, 2023
21
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
November 2, 2024
October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities $
15,584
$
16,671
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations $
1,207
$
(1,468)

Nine Months Ended
November 2, 2024 October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities $
46,672
$
50,696
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations $
2,564
$
1,435
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:

As of
November 2, 2024 October 28, 2023
Weighted-average remaining lease term
1.7

years
1.8

years
Weighted-average discount rate
4.84%
3.30%
Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):

Fiscal Year
2024 (a)
$
15,226
2025
45,680
2026
29,745
2027
17,027
2028
8,843
Thereafter
1,171
Total lease payments
117,692
Less: Imputed interest
8,638
Present value of lease liabilities
$
109,054
(a) Excluding the nine months ended November 2, 2024

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

Such factors include, but

are not limited to,

the following: any actual
or

perceived

deterioration

in,

or

continuation

of

negative

trends

in,

the

conditions

that

drive

consumer
confidence and

spending, including,

but

not limited

to, prevailing

social, economic,

political

and public
health conditions and

uncertainties, levels of

unemployment, fuel, energy

and food

costs, wage rates,

tax
rates, interest

rates, home

values, consumer

net worth,

the availability

of credit

and inflation;

changes in
laws, regulations

or government

policies affecting

our business,

including but

not limited

to current

and
potentially

new

tariffs;

uncertainties

regarding

the

impact

of

any

governmental

action

regarding,

or
responses

to,

the

foregoing

conditions;

competitive

factors

and

pricing

pressures;

our

ability

to

predict
and respond

to rapidly changing

fashion trends

and consumer demands;

our ability to

increase new

store
openings and

the ability

of any

such new

stores to

grow and

perform as

expected; underperformance

or
other factors that may lead to, or affect the

volume of, store closures and negatively affect the Company’s profitability,

financial

condition,

prospects,

and

ability

to

comply

with

its

debt

covenants;

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
Consolidated Statements of Income (Loss) as a

percentage of total retail sales:
Three Months Ended Nine Months Ended
November 2, 2024 October 28, 2023 November 2, 2024 October 28, 2023
Total retail sales
100.0
% 100.0%
100.0
% 100.0%
Other revenue 1.1 1.0 1.0 0.9
Total revenues 101.1 101.0 101.0 100.9
Cost of goods sold (exclusive of depreciation) 71.2 67.5 66.7 65.4
Selling, general and administrative (exclusive
of depreciation)
40.0 39.4 35.5 35.1
Depreciation 1.9 1.6 1.5 1.4
Interest and other income
(1.8)
(1.0)
(2.1)
(0.7)
Loss before income taxes (10.2) (6.6) (0.5) (0.3)
Net loss
(10.4)
(3.9)
(0.8)
(0.1)

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

Form 10-Q, as well as our 2023

Annual Report on Form 10-K.
Recent Developments
Inflationary Cost Pressure and High Interest Rates
The pressure on our customers’ disposable income continued in the first three quarters of fiscal 2024, due
to

prolonged and

persistently higher

prices caused

by high

inflation rates,

especially related

to

housing,
groceries

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
Although

interest

rates

and

inflation

have

decreased,

we

believe

the

pressure

on

our

customers’
disposable

income adversely

impacted

the

first

three quarters

of

fiscal

2024

and will

likely

continue to
have a

negative impact

on consumer

behavior and,

by extension,

our results

of

operations and

financial
condition during the remainder of fiscal 2024.
Merchandise Supply Chain
A

significant

amount

of

our

merchandise

is

manufactured

overseas,

principally

in

Southeast

Asia,

and
traverses

through

the

Panama

Canal

or

the

Suez

Canal.

In

the

first

quarter

of

2024,

the

drought
conditions

experienced

in

the

region

surrounding

the

Panama

Canal

reduced

the

number

of

transits

by
approximately 37% and

also reduced the

permissible draft of

vessels transiting the

Panama Canal, which
reduced the volume

and number of

containers carried by container

ships and increased

our costs.

These
conditions improved as

the Panama

Canal authority

increased the

daily transits

and the

permissible draft
of vessels, raising the number of

transits to 95% of pre-drought operations in the

second quarter and back
to pre-drought

levels in

the third

quarter.

The hostilities

affecting the

region surrounding the

Suez Canal
are causing container ships to

travel longer distances around the

Cape of Good Hope,

which is increasing
lead times for merchandise and

our costs to ship these

goods, as well as decreasing the

pool of containers
available.

The combination of

these situations

has negatively impacted

the first

nine months

of 2024.

In
addition,

the

third

quarter

was

impacted

by

later

shipments

in

part

due

to

congestion

at

certain

Asian
ports,

the

U.S.

port

strike

on

the

east

coast,

and

civil

unrest

in

some

Asian

countries

that

caused
merchandise to miss

its shipping windows.

Though conditions have

incrementally improved, we believe
the totality of

these conditions will

likely continue to

have a negative

impact on our

results of operations
and financial condition for the foreseeable future.
Comparison of the Three and Nine

Months ended November 2, 2024 with October

28, 2023
Total retail sales for the

third quarter were $144.6 million compared to

last year’s third quarter sales

of $156.7
million, an 8% decrease.

The Company’s sales

decrease in the third quarter

of fiscal 2024 was

primarily due
to

a

3%

decrease

in

same-store

sales

and

stores

closed

in

the

fourth

quarter

of

2023.

For

the

nine

months
ended

November

2,

2024,

total

retail

sales

were

$486.8

million

compared

to

last

year’s

comparable

nine

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
26
month sales of

$528.2 million, an

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

November 2, 2024 and are included in

the same-store sales calculation.

Total

revenues,

comprised

of

retail

sales

and

other

revenue

(principally

finance

charges

and

late

fees

on
customer accounts

receivable and

layaway fees),

were $146.2

million and

$491.9 million

for the

three and
nine months ended November 2, 2024, compared to $158.3 million and $533.2 million for the three and nine
months

ended

October

28,

2023,

respectively.

The

Company

operated

1,167

stores

at

November

2,

2024
compared

to

1,245 stores

at

October

28,

2023.

During

the first

nine

months of

fiscal

2024, the

Company
opened one store

and closed

13 stores.

The Company currently

expects to

close approximately

65 stores

in
total in fiscal 2024.
Credit

revenue

of

$0.7

million

represented

0.5%

of

total

revenues

in

the

third

quarter

of

fiscal

2024,
compared to credit revenue of $0.7 million or 0.4% of total revenues in the third quarter of fiscal 2023. Credit revenue is

comprised of

interest earned

on the

Company’s private

label credit

card portfolio

and related

fee
income.

Related expenses principally include

payroll, postage and other

administrative expenses and totaled
$0.4 million in the third quarter

of fiscal 2024, compared to

last year’s third quarter expense of

$0.4 million.
Other

revenue,

a

component

of

total

revenues,

was

$1.5

million

and

$5.0

million

for

the

three

and

nine
months ended November 2, 2024, respectively, compared to $1.6 million and $5.0 million for the prior year’s comparable three

and nine

month periods.

The slight

decrease in

Other revenue

for the

three months

ended
November

2,

2024

was

due

to

decreases

in

e-commerce

shipping

revenue

and

finance

charges

associated
with the Company’s proprietary credit

card, partially offset by an increase

in gift card breakage income.
Cost of

goods sold

was $103.0

million, or

71.2% of

retail sales

and $324.6

million, or

66.7% of retail

sales
for the three and

nine months ended November

2, 2024, respectively, compared

to $105.8 million, or

67.5%
of retail sales and $345.5 million, or 65.4% of retail sales for the comparable three and nine month periods of fiscal 2023.

The overall increase in cost of goods sold as a percent of retail sales for the third quarter and first
nine

months

of

fiscal

2024

versus

the

comparable

three

and

nine

month

periods

of

fiscal

2023

resulted
primarily from deleveraging of occupancy and buying costs and higher distribution and freight costs, partially offset

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

18.1% to $41.7 million for the third quarter

of fiscal 2024 and by
11.1%

to

$162.3

million

for

the

first

nine

months

of

fiscal

2024,

compared

to

$50.9

million

and

$182.6
million for the

prior year’s comparable

three and nine

months of fiscal

2023, respectively.

Gross margin as
presented may not be comparable to those

of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card

processing

fees.

SG&A
expenses were $57.9 million, or 40.0% of retail sales and $172.8 million, or 35.5% of retail sales for the third
quarter and first nine months of

fiscal 2024, respectively, compared to $61.8

million, or 39.4% of retail sales
and

$185.3

million,

or 35.1%

of retail

sales

for the

prior

year’s

comparable three

and

nine

month periods,

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
27
respectively.

The decrease in SG&A

expenses for the third

quarter and first nine

months of fiscal 2024

was
primarily due to lower payroll,

advertising and insurance expenses, partially

offset by expenses related to the
startup of our distribution center automation project.
Depreciation expense was $2.7 million, or 1.9% of retail sales and $7.1 million, or 1.5% of retail sales for the
third quarter

and first

nine months

of fiscal

2024, respectively,

compared to

$2.5 million,

or 1.6%

of retail
sales and $7.4 million or 1.4%

of retail sales for the comparable three

and nine month periods of fiscal

2023,
respectively.

Interest and other

income was $2.6

million, or 1.8%

of retail sales

and $10.2 million,

or 2.1% of

retail sales
for the

three and

nine months

ended November

2, 2024,

respectively, compared to

$1.5 million,

or 1.0%

of
retail sales and $3.8 million,

or 0.7% of retail sales for the

comparable three and nine month periods

of fiscal
2023, respectively.

The increase

for the

third quarter

of fiscal

2024 compared

to fiscal

2023 was

primarily
due

to

a

gain

on

the

disposal

of

the

Company’s

corporate

aircraft

and

higher

interest

earned

on

the
Company’s investments.

The increase

for the

first nine

months of

fiscal 2024

compared to

fiscal 2023

was
primarily

due

to

a

$3.2

million

net

gain

on

sale

of

land

held

for

investment,

gain

on

the

disposal

of

the
Company’s corporate aircraft and higher interest

earned on the Company’s investments.
Income tax expense was

$0.3 million and $1.6 million

for the third quarter

and first nine months of fiscal
2024, respectively,

compared to

a tax

benefit of

$4.3 million

and $0.8

million for

the comparable

three
and

nine

month

periods

of

fiscal

2023,

respectively.

The

effective

income

tax

rate

for

the

first

nine
months

of

fiscal

2024

was

(67.5%)

compared

to

60.4%

for

the

first

nine

months

of

fiscal

2023.

The
increase in tax expense in

2024 is primarily due to

the valuation allowance against net

deferred tax assets
attributable to

U.S. federal

net operating

loss carryforwards

recorded in

the fourth

quarter of

2023 and

a
smaller release of reserves for uncertain tax positions.

LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations, will be adequate to fund the Company’s regular operating requirements and expected capital expenditures for the next 12

months.
Cash used in operating activities during the first nine months of fiscal 2024 was $13.3 million as compared to
$11.7

million

provided

in

the

first

nine

months

of

fiscal

2023.

The

increase

in

cash

used

by

operating
activities

of

$25.0

million

for the

first

nine

months of

fiscal

2024

as

compared to

the

first nine

months of
fiscal 2023 was primarily attributable to the

relative change in inventory from year-end to

the third quarter for
both

years

and

a

subtraction

of

net

income

for

non-operating

gains

on

sale

of

assets

held

for

investment,
partially offset by the relative change

of accounts payable from year-end to

the third quarter for both years.
At

November

2,

2024,

the

Company

had

working

capital

of

$60.7

million

compared

to

$55.1

million

at
February 3,

2024.
The increase

in working

capital was

primarily attributable

to a

decrease in

current lease
liability

and

an

increase

in

inventory,

partially

offset

by

a

decrease

in

short-term

investments,

cash

and
accounts receivable.
At November 2,

2024, the Company had

a revolving credit agreement,

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

On
November 1, 2024, the Company

amended the revolving credit agreement

to lower the minimum EBITDAR
coverage

ratio

and

the

corresponding

minimum

cash

and

investments

used

to

determine

the

EBITDAR
coverage ratio in exchange

for a secured position

in any future borrowings.

For the quarter ended

November
2, 2024,

after giving

effect to

the amendments,

the Company

was in

compliance with

the credit

agreement.
There

were

no

borrowings

outstanding,

nor

any

outstanding

letters

of

credit

that

reduced

borrowing
availability, as of November 2, 2024.

The weighted average interest rate under

the credit facility was zero at
November 2, 2024 due to

no outstanding borrowings.
Expenditures

for

property

and

equipment

totaled

$6.5

million

in

the

first

nine

months

of

fiscal

2024,
compared to

$10.3 million

in last

fiscal year’s

first nine

months. The

decrease in

expenditures for

property
and equipment

was

primarily

due to

finishing

projects related

to investments

in the

distribution center

and
information

technology.

For

the

full

fiscal

2024

year,

the

Company

expects

to

invest

approximately

$7.0
million for capital expenditures.
Net

cash

provided

by

investing

activities

totaled

$21.5

million

in

the

first

nine

months

of

fiscal

2024
compared

to

$6.1

million

net

cash

provided

in

the

comparable

period

of

2023.

The

increase

in

net

cash
provided

by

investing

activities

in

2024

was

primarily

due

to

the

sale

of

other

assets,

lower

purchases

of
short-term investments,

and lower capital

expenditure spending,

partially offset

by lower sales

of short-term
investments.
Net cash used in financing activities totaled $12.6 million in the first nine months of fiscal

2024 compared to
$12.7 million used in the comparable period of fiscal 2023.

The slight decrease in net cash used in financing
activities in fiscal 2024 was primarily

due to lower stock repurchases, partially offset

by dividends paid.
As of November

2, 2024, the Company

had 442,831 shares remaining

in open authorizations under

its share
repurchase program.

The Company does not use

derivative financial instruments.
The Company’s investment portfolio

was primarily invested in

corporate bonds and

U.S. Treasury/Agencies
notes and

bonds held

in managed

accounts with

underlying ratings

of A

or better

at November

2, 2024

and
February 3, 2024.

The state, municipal and corporate bonds have contractual maturities which range from 13 days to 2.9 years. The U.S. Treasury/Agencies notes and bonds have contractual maturities which range from
3

days

to

2.7

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

At November

2, 2024,

the Company

had deferred

compensation plan

assets of

$9.1
million.

During the nine

months ended November

2, 2024, the

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

2, 2024.

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

November

2,

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
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended November 2, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
Fiscal of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
August 2024 - $ - -
September 2024 35,407 4.49 35,407
October 2024 - - -
Total 35,407 $ 4.49 35,407 442,831
(1)
Prices include trading costs.
(2)
As of August 3, 2024, the Company’s

share repurchase program had 478,238 shares remaining in
open authorizations. During the third quarter ended November 2, 2024, the Company repurchased
and

retired 35,407

shares under

this

program for

approximately $158,827

or

an average

market
price of $4.49 per share.

As of November 2, 2024, the Company had 442,831 shares remaining in
open authorizations. There is no specified expiration date for the Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable.

THE CATO CORPORATION
PART II OTHER

INFORMATION
32
ITEM 4.

MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.

OTHER INFORMATION:
During

the

three

months

ended

November

2,

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
10.1*
Fifth Amendment, dated as of November 1, 2024, to Credit Agreement, dated as of May 19, 2022, among the Registrant, the banks party thereto and Wells Fargo
Bank, National Association.

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
33
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CATO

CORPORATION
November

26, 2024
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
November 26, 2024 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer