Form 10-K
period 2025-02-01
CATO CORP
filed 2025-03-31
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
February 1, 2025

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

2024,

the

last
business day of

the Company’s

most recent second

quarter, was

$
88,395,998

based on the

last reported sale

price per share

on the New

York

Stock
Exchange on that date.

As of February 1, 2025, there were
18,313,929

shares of Class A common stock and
1,763,652

shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the 2025 annual meeting of shareholders are incorporated by reference into Part III.

THE CATO CORPORATION
FORM 10-K
TABLE OF CONTENTS

Page

PART

I
Item 1.

Business

..........................................................................................................................

5 – 10

Item 1A.
Risk Factors

....................................................................................................................

10 – 23
Item 1B.
Unresolved Staff Comments

...........................................................................................

23
Item 1C.
Cybersecurity

..................................................................................................................

23
Item 2.

Properties

........................................................................................................................

25

Item 3.

Legal Proceedings

...........................................................................................................

25

Item 3A.

Executive Officers of the Registrant

...............................................................................

26

Item 4.
Mine Safety Disclosures

.................................................................................................

26

PART

II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

........................................................................................

27 – 29

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................................................................

30 – 36

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

........................................

36

Item 8.

Financial Statements and Supplementary Data ..............................................................

37 – 71

Item 9.

Changes in and Disagreements with Accountants on Accounting

and Financial
Disclosure

.......................................................................................................................

72

Item 9A.

Controls and Procedures

.................................................................................................

72

Item 9B.
Other Information

...........................................................................................................

73
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

............................

73

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance .............................................

74

Item 11.

Executive Compensation

................................................................................................

74

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

........................................................................................................

74

Item 13.

Certain Relationships and Related Transactions, and Director Independence

...............

75

Item 14.

Principal Accountant Fees and Services

.........................................................................

75

PART

IV
Item 15.

Exhibits and Financial Statement Schedules

..................................................................

76

Item 16. Form 10-K Summary …………………………………………………………………. 78

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

2026

(“fiscal

2025”)

and

beyond,

including,

but

not
limited to, statements regarding expected amounts of capital expenditures and store openings, relocations, remodels

and

closures,

statements regarding

the

potential

impact

of

the

COVID-19 or

other

pandemics
and related

responses and

mitigation efforts,

as well

as the

potential impact

of supply

chain disruptions,
extreme weather

conditions, trade

policies, inflationary

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

tariffs and taxes; uncertainties

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

or

other

pandemics)

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

2025 (“fiscal 2024”), as
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

1,117

fashion

specialty

stores

at

February

1,

2025,

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

2024.

See

Note

13

to

the

Consolidated Financial

Statements, “Reportable

Segment

Information,”
for a discussion of information regarding the Company’s two reportable segments: Retail and Credit.

The

Company

has

operated

Cato-branded

retail

stores

for

78

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

620

suppliers,

most

of

its
merchandise is

purchased from

approximately 100

primary vendors.

In

fiscal

2024,

purchases from

the
Company’s

largest

vendor

accounted

for

approximately

14%

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

2014.

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

chain,

risks

associated

with

trade

policies,

including

costs

and

uncertainties

as

the
result of

actual or

threatened tariffs,

the risks

of conducting

international operations

and risks

that affect
the prevailing

social, economic,

political, public

health and

other conditions

in the

areas from

which we
source

merchandise.

These

risks

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

1.0%

and

1.0%

of

retail

sales

for

fiscal

years

2024,

2023

and
2022, respectively.
Store Operations

The

Company’s

store

operations

management

team

consists

of

four

territorial

managers,

eight
regional

managers and

70 district

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

The

Company’s

store

development

activities

consist

of

opening

new

stores

in

new

and

existing
markets,

relocating

selected

existing

stores

to

more

desirable

locations

in

the

same

market

area

and
closing underperforming stores. The following table sets forth information with respect to the Company’s
development activities since fiscal 2020:

Store Development
Number of Stores
Beginning of Number Number Number of Stores
Fiscal Year Year Opened Closed End of Year
2020………………….……...…………. 1,281

76

27 1,330
2021………………….……...…………. 1,330

6

25 1,311
2022……………………….……...……. 1,311

19

50 1,280
2023…………....………….……...……. 1,280

9

111 1,178
2024………….………...….……...……. 1,178

5

66 1,117
The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales

trends and profitability.

The Company intends to continue this

review process to
identify underperforming stores.

Credit and Layaway

Credit Card Program
The Company offers its own credit card, which accounted for 3.4%, 3.4% and 3.1% of retail sales in
fiscal 2024,

2023 and

2022, respectively.

The Company’s

bad debt

expense,

net of

recovery,

was 3.9%,
3.6% and 2.0% of credit sales in fiscal 2024, 2023 and 2022, respectively.
Customers applying for the Company’s credit card are approved for credit if they have a satisfactory
credit

record

and

the

Company

has

positively

assessed

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

impact

of

the

loyalty

program

is

immaterial

to

the

fiscal

2024

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
up

and

completely pays

for

layaway

merchandise.

Administrative fees

are

recognized

in

the

period

in
which the

layaway is

initiated.

Recognition of

restocking fees occurs

in the

accounting period

when the
customer

defaults

on

the

layaway

purchase.

Layaway

sales

represented

approximately

2.8%,

3.0%

and
2.7% of retail sales in fiscal 2024, 2023 and 2022, respectively.

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

fiscal 2024,

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

Human Capital
As

of

February

1,

2025,

the

Company

employed

approximately

7,000

full-time

and

part-time
associates. The

Company also

employs additional

part-time associates

during the

peak retailing

seasons.
The

Company’s

full-time

associates

are

engaged

in

various

executive,

operating,

and

administrative
functions in

the Home

Office

and distribution

center and

the remainder

are engaged

in store

operations.
The Company is

not a party

to any

collective bargaining agreements

and considers its

associate relations
to

be

good.

The

Company

offers

a

broad

range

of

Company-paid

benefits

to

its

associates

including
medical and

dental plans,

paid vacation,

a 401(k)

plan, Employee

Stock Purchase

Plan, Employee

Stock
Ownership

Plan,

disability

insurance,

associate

assistance

programs,

life

insurance

and

an

associate
discount.

The

level

of

benefits

and

eligibility

vary

depending

on

the

associate’s

full-time

or

part-time
status,

date

of

hire,

length

of

service

and

level

of

pay.

The

Company

endeavors

to

promote

an
environment where all associates can develop and flourish, to provide opportunities for advancement, and to

treat

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

You

should carefully consider
the

following

risk

factors,

in

addition

to

the

other

information

contained

in

this

report,

including

the
disclosures

under

“Forward-looking

Information”

above

in

evaluating

our

Company

and

any

potential
investment

in

our

common

stock.

If

any

of

the

following

risks

or

uncertainties

occur

or

persist,

our
business, financial condition and

operating results could

be materially and

adversely affected, the

trading
price

of

our

common

stock

could

decline

and

you

could

lose

all

or

a

part

of

your

investment

in

our
common

stock.

The

risks

and

uncertainties

described

in

this

section

are

not

the

only

ones

facing

us.

Additional risks

and uncertainties

not presently

known to

us or

that we

currently deem

immaterial

may
also materially

and adversely

affect

our business,

operating results,

financial condition

and value

of our
common stock.
Risks Relating to Our Business:
Because we source a significant portion of our merchandise directly and indirectly from overseas,
we are subject to risks associated with changes, disruptions, increased costs or other problems
affecting the Company’s merchandise supply chain, risks associated with trade policies, including costs and uncertainties as the result of actual or threatened tariffs, the risks of conducting international operations and risks that affect the prevailing social, economic, political,

public
health and other conditions in the areas from which we source merchandise. These risks have and
could continue to materially and adversely affect the Company’s business, results of operations and financial condition.

We

do

not

own

or

operate

any

manufacturing

facilities.

As

a

result,

the

continued

success

of

our
operations

is

tied

to

our

timely

receipt

of

quality

merchandise

from

third

party

manufacturers

at

a
reasonable

cost.

A

significant

amount

of

our

merchandise

is

manufactured

overseas,

principally

in
Southeast

Asia.

We

are

subject

to

supply

chain

disruptions

affecting

transit

times

and

costs,

including
issues related

to

a sustained

drought in

Panama that

is

causing longer

transit times

through the

Panama
Canal

and

limiting

the

number

of

containers

on

a

vessel

due

to

vessel

draft

restrictions.

We

also

face
disruptions from

issues related

to vessels

transiting the

Suez Canal

and Red

Sea, which

are being

forced
to travel a

much longer distance around

the Cape of

Good Hope due

to the hostilities

in the Middle

East.
These

continued

issues

have

and

may

continue

to

drive

up

our

ocean

freight

costs,

delay

merchandise

deliveries,

and

impact

our

ability

to

access

the

already

limited

supply

of

ocean

container

shipping
capacity that

we require.

Additionally,

we may

be subject

to additional

costs related

to our

supply chain
such as

increased facility fees,

fuel, peak surcharg

es and

other additional charges

to transport

our goods,
which may increase our costs. We

also are subject to domestic supply chain disruptions, including lack of domestic

intermodal

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

China,

and

our

costs

for

these

materials

are

likely

to
increase as

a result

of newly implemented

tariffs on

Chinese products. We

are subject

to numerous

risks
that can

cause significant

delays or

interruptions in

the supply

of our

merchandise or

increase our

costs.
These risks include political unrest,

labor disputes, terrorism, war,

public health threats, including but

not
limited

to

communicable diseases

(such

as

COVID-19 or

other

pandemics), financial

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

actual

or

threatened

tariffs,

compliance

and

reporting
requirements

have resulted

in

increased

costs

associated

with

merchandise

produced

in

certain

regions.
Any new sanctions, tariffs and reporting requirements enacted in the future may further increase our costs
associated

with

sourcing

products

from

those

regions

or

limit

our

ability

to

procure

the

products

we
source, and

our ability

to source

these products

from other

regions may

be limited

or result

in increased
sourcing costs. If we are unable to

pass these increased sourcing costs onto our vendors or

our customers,
it may adversely impact our results of operations.
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

may significantly

weaken many

of

these drivers

of consumer

spending habits.

Adverse
perceptions of

these conditions

or

uncertainties regarding

them also

generally cause

consumers to

defer
purchases

of

discretionary

items,

such

as

our

merchandise,

or

to

purchase

cheaper

alternatives

to

our
merchandise, all

of which

may also

adversely affect

our

net sales

and results

of operations.

In addition,
numerous events,

whether or

not

related to

actual

economic conditions,

such

as downturns

in

the

stock
markets,

acts

of

war

or

terrorism,

geopolitical

uncertainty

or

unrest

or

natural

disasters,

outbreaks

of
disease

or

similar

events,

may

also

dampen

consumer

confidence,

and

accordingly,

lead

to

reduced
consumer spending.

Any of

these events

could have

a material

adverse effect

on our

business, results

of
operations and financial condition.

Continued high interest rates have and may continue to adversely impact our customers’
discretionary income or willingness to purchase discretionary items, which may adversely affect
our business, margins, results of operations and financial condition.
Continued high interest rates have adversely affected our customers’ discretionary income, in part due to increased

interest costs

associated with

credit accounts

including revolving

credit accounts,

car loans,
mortgage loans and other credit accounts. In

addition, the increased payments due to higher

interest rates,
combined

with

continued

inflationary

pressures

on

non-discretionary

items,

including

food,

fuel

and
shelter reduce

our customers’

discretionary income

and their

willingness to

purchase discretionary items
such as apparel, shoes or jewelry products. Any reduction in our customers’ discretionary spending on our
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

requirements,

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
The inability of third-party vendors to produce goods on time and to the Company’s specifications
may adversely affect the Company’s business, results of operations and financial condition.
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

regulation, tariffs,

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

When

we

are

not

able

to

accurately predict

customers’ preferences

for

our

fashion
items, we may have too

much inventory, which

may cause excessive markdowns. When we

are unable to
accurately

predict

demand

for

our

merchandise,

we

may

end

up

with

inventory

shortages,

resulting

in
missed

sales.

Our

inability

to

effectively

manage

inventory

may

continue

to

adversely

affect

our

gross
margin and results of operations.
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

industry or

related perceptions

may negatively

impact our
customers’

discretionary

income

or

our

customers’

willingness

to

purchase

apparel,

shoes

or

jewelry
products. Any

reduction in

our customers’

discretionary spending

on our

products could

erode our

sales
volume and adversely affect our results of operations and financial condition.
The competitive hiring environment and our failure to attract, train,

and retain skilled personnel
has and could continue to adversely affect our business and our financial condition.
Like most

retailers, we experience

significant associate turnover

rates, particularly among

store sales
associates

and

managers.

Moreover,

attracting

and

retaining

skilled

personnel

has

been

and

could
continue

to

be

challenging.

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
ability to grow.
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
provides

existing

customers

the

online

shopping

experience

and

introduces

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
the

processing

of

credit

and

debit

cards.

In

each

case,

it

could

disrupt

our

business if

these

third-party
service

providers

become

unwilling

or

unable

to

provide

these

services

to

us.

We

are

also

subject

to
payment

card

association

operating

rules,

including

data

security

rules,

certification

requirements

and
rules governing

electronic funds

transfers, which

could change

or be

reinterpreted to

make it

difficult or
impossible for us

to comply.

If we fail

to comply with

these rules or

requirements, or if

our data security
systems are breached or compromised, we may be liable for card-issuing banks’ costs and subject to fines
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
The

Company

is

from

time

to

time

subject

to

claims

that

its

products,

processes,

advertising,

or
trademarks

infringe

the

intellectual

property

rights

of

others.

The

defense

of

these

claims,

even

if
ultimately successful, may result in costly litigation, and if the Company is not successful in its defense, it could be subject to

injunctions and liability for

damages or royalty obligations,

and the Company’s

sales,
profitability, cash flows, financial condition and reputation could be adversely affected.

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

laws, violations

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

reviews

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
New

legislation

or

regulation

and

interpretation

of

existing

laws

and

regulations,

including

those
related to

data privacy

or sustainability

matters,

could increase

our costs

of compliance,

technology and
business operations.

The interpretation

of existing

or new

laws to

existing and

evolving technology

and
business practices can be uncertain and may lead to additional compliance risk and cost.
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
Continued scrutiny and changing expectations surrounding sustainability matters from investors,
customers, government regulators and other stakeholders may impose additional reporting
requirements, additional costs and compliance risks.
Public companies

from across

all industries

have and

may continue

to

face scrutiny

from investors,
customers,

regulators

and

other

stakeholders

concerning

sustainability

matters.

In

the

U.S.,

there

have
been

various

new

rules

or

proposals

for

new

or

enhanced

disclosure

requirements

regarding

climate
emissions,

sustainability,

workforce

composition

and

related

metrics,

among

other

topics.

Complying
with

these

complex

reporting

obligations

or

expectations

could

increase

our

costs

associated

with
compliance, disclosure and reporting. Furthermore, evolving laws, regulations or stakeholder expectations may

result

in

uncertain,

potentially

burdensome,

and

changing

reporting

requirements

or

expectations,

and

our

failure

to

comply

with

such

requirements

or

expectations

may

adversely

affect

our

reputation,
business or financial performance.
Changes to accounting rules and regulations may adversely affect our reported results of
operations and financial condition.
Changes

to

U.S.

Generally

Accepted

Accounting

Principles

and

SEC

accounting,

disclosure

and
reporting

rules

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
Changes in tax and accounting laws and the mix and level of earnings in any of the jurisdictions in
which we operate and the outcome of tax audits can cause fluctuations in our overall tax rate,
which impact our reported earnings.
We

are subject to income

taxes in the

United States and numerous

domestic states, as well

as foreign
jurisdictions. In

addition, our

products are

subject to

import and

excise duties

and/or sales,

consumption
or value-added taxes in many jurisdictions. Significant judgment is required to determine and estimate tax liabilities,

and

there

are

many

transactions

and

calculations

where

the

ultimate

tax

termination

is
uncertain. We

record tax

expense based

on our

estimates of

future payments,

which include

reserves for
estimates of probable settlements of domestic

and foreign tax audits. At any

one time, many tax years

are
subject

to

audit

by

various

taxing

jurisdictions.

Adverse

determinations

in

these

audits

may

have

an
adverse effect

on our

reported financial results

in the

period such

determinations are

made, as

well as

in
future periods.

In addition, our

effective tax

rate may be

materially impacted by

changes in tax

rates and
duties,

the

mix

and

level

of

earnings

or

losses

by

taxing

jurisdictions,

or

by

changes

to

existing
accounting rules

or

regulations. As

a result,

we

expect

that throughout

the

year there

could

be

ongoing
variability in

our quarterly

tax rates

as events

occur and

exposures are

evaluated. Changes

to foreign

or
domestic tax

and accounting laws

and regulations, the

outcome of

tax audits and

changes in the

mix and

level

of

earnings

by

jurisdictions

could

have

a

material

impact

on

our

effective

tax

rate,

financial
condition, results of operations or cash flows.
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
The terms of our asset-based revolving credit facility (“ABL Facility”)

restrict our operations and
financial flexibility, which could adversely affect our ability to respond to changes in our business and to manage our operations.
We

are

subject

to

the

borrowing

terms

of

our

ABL

Facility,

which

is

limited

by

a

borrowing

base
consisting of certain eligible accounts

receivable and eligible inventory,

reduced by specified reserves, as
follows:
● 90% of eligible credit card receivables, plus
●
90% of the

net recovery percentage

of eligible inventory

multiplied by the

most recent appraised
value of such inventory, calculated at the lower of (a) cost computed on a first-in first-out basis or
(b) market value (net of intercompany profits and certain other adjustments),

minus
● applicable reserves.
In

addition,

the

ABL Facility

prohibits

minimum excess

availability at

any time

to

be

less than

the
greater of

(i) 10%

of the

loan cap

(defined as

the lesser

of (A)

the borrowing

base at

such time

and (B)
$35 million (as of the date hereof)) and (ii) $5 million.
In addition, the covenants under

our ABL Facility include

restrictions that, among other things,

limit
our ability

to incur

additional indebtedness,

create liens

on assets,

make investments,

loans or

advances,
engage in mergers, consolidations, sell assets,

make acquisitions, pay dividends and make other restricted

payments,

and

enter

in

to

transactions

with

affiliates.

A

failure

by

us

to

comply

with

these

covenants
could result

in an

event of

default, which

could adversely

affect our

ability to

respond to

changes in

our
business and

manage our

operations. Upon the

occurrence of

an event

of default,

the lenders

could elect
to declare all

amounts outstanding to

be immediately due

and payable and

exercise other remedies

as set
forth under

our ABL

Facility,

including without

limitation foreclosing

on the

collateral pledged

to

such
lenders. If

the indebtedness

under our

ABL Facility

was to

be accelerated,

our future

financial condition
could be materially adversely affected.
Risks Relating to the Market Value of Our Common Stock:
Our operating results are subject to seasonal and quarterly fluctuations,

which could adversely
affect the market price of our common stock.
Our business

varies with

general seasonal

trends that

are characteristic

of the

retail apparel

industry.
As a

result, our

stores typically

generate a

higher percentage

of our

annual net

sales and

profitability in
the

first

and

second

quarters

of

our

fiscal

year

compared

to

other

quarters.

Accordingly,

our

operating
results for

any one

fiscal period

are not

necessarily indicative

of results

to

be expected

from any

future
period,

and

such

seasonal

and

quarterly

fluctuations

could

adversely

affect

the

market

price

of

our
common stock.
We cannot provide assurance that we will pay dividends, or that if paid, any dividend payments will be consistent with historical levels.
The declaration and payment of any dividend is subject to the approval of our Board of Directors.

Our
Board of

Directors regularly

evaluates

our ability

to

pay a

dividend based

on many

factors,

such as

but
not

limited

to,

applicable

legal

requirements,

the

financial

position

of

the

Company,

contractual
restrictions

and

our

capital

allocation

strategy.

Our

Board

of

Directors

most

recently

suspended

the
payment of quarterly dividends in November 2024 and may continue to suspend the payment of dividends
if it deems such an action to

be in the best interests of the

Company and its shareholders. There can be no
assurance that a cash dividend will be declared in the future in any particular amount, or at all.
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

have
experienced extreme price

fluctuations that

have at times

been unrelated to

the operating performance

of
those companies.

Such fluctuations

and market

volatility based

on these

or other

factors may

materially
and adversely

affect the

market price

of our

common stock.

Further,

securities class

action litigation

has
often

been

initiated

against

companies

following

periods

of

volatility

in

their

stock

price.

This

type

of
litigation,

should

it

materialize,

could

result

in

substantial

costs

and

divert

our

management’s

attention

and

resources,

and

could

also

require

us

to

make subst

antial

payments

to

justify

judgments

or

to

settle
litigation. The threat of class action litigation could also cause the price of our common stock to decline.

The interests of our principal shareholder may limit the ability of other shareholders to influence
the direction of the Company and otherwise affect our corporate governance and the market price
of our common stock.
Our common stock

consists of two

classes: Class

A and

Class B.

Holders of

Class A common

stock
are entitled to one vote per share, and holders of Class B common stock are entitled to

10 votes per share,
on all matters to be voted on by our common shareholders. All of the shares of Class B common stock are beneficially owned by

John P.

D. Cato. As

a result, Mr.

Cato owns a

significant economic interest in

the
Company and

the

majority

of

the

total

voting

power

of

our

outstanding

common

stock

at

53.3%

as

of
March

24,

2025.

In

addition,

Mr.

Cato

serves

as

Chairman

of

the

Board

of

Directors,

President

and
Chief Executive

Officer.

As a

result, Mr.

Cato has

the ability

to substantially

influence or

determine the
outcome of all

matters requiring approval by

the shareholders, including the

election of directors

and the
approval

of

mergers

and

other

business

combinations

or

other

significant

Company

transactions.

Mr.
Cato may

have interests

that differ

from those

of other

shareholders and

may vote

in a

way with

which
other

shareholders disagree

or

perceive as

adverse to

their

interests. The

concentration of

voting power
held by

Mr.

Cato could

discourage potential

investors from

acquiring our

common stock

and could

also
have the

effect of

preventing, discouraging or

deferring a

change in

control of

the Company,

even if

the
change in

control might

benefit the

shareholders generally.

This ownership

concentration may adversely
impact the trading

of our

Class A common stock

because of

perceptions of a

conflict of interest,

thereby
depressing

the

value

of

our

Class

A

common

stock.

Mr.

Cato

also

has

the

ability

to

control

the
management of

the Company

as a

result

of his

position as

Chief Executive

Officer.

Further,

we qualify
for

exemption

as

a

“controlled

company”

from

compliance

with

certain

New

York

Stock

Exchange
corporate

governance

listing

standards,

including

the

requirements

that

we

have

a

majority

of
independent

directors

on

our

Board,

an

independent

compensation

committee

and

an

independent
corporate

governance

and

nominating

committee.

Although

we

currently

intend

to

continue

to

comply
with these listing

standards even though

we are a

controlled company,

there can be

no assurance that

we
will continue

to comply

with these

optional listing

standards in

the future.

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
strategy

and

compliance

processes.

We

maintain

a

process

designed

to

identify,

assess

and

manage
material

risks

from

cybersecurity

threats,

including

risks

relating

to

theft

of

customer

data,

primarily
payment cards, disruption to

business operations or

financial reporting systems, fraud,

extortion, external
exposure

of

employee

data

and

violation

of

privacy

laws.

In

recent

years,

we

have

increased

our
investments

in

cybersecurity risk

management and

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

we maintain and

regularly review a

cybersecurity incident response

plan that

provides a
framework for

handling and

escalating cybersecurity

incidents based

on the

severity of

the incident

and
facilitates cross-functional coordination across the Company.

Through the

processes described

above,

we

did
not

identify

risks

during the

year

ended

February 1,
2025 from current or

past cybersecurity threats or cybersecurity

incidents that have materially affected

or
are

reasonably

likely

to

materially

affect

our

business

strategy,

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

Item 3A.

Executive Officers of the Registrant:

The executive officers of the Company and their ages as of March 31, 2025 are as follows:
Name Age

Position
John P.

D. Cato............................

74

Chairman, President and Chief Executive Officer
Charles D. Knight........................

60
Executive Vice President, Chief Financial Officer
Gordon Smith

..............................

69

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
Market & Dividend Information

The

Company’s

Class A Common

Stock

trades

on the

New York

Stock

Exchange (“NYSE”) under
the symbol CATO.

As of March 24, 2025,

the approximate number of record holders of the Company’s Class A Common
Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph

The

following

graph

compares

the

yearly

change

in

the

Company’s

cumulative

total

shareholder
return on

the Company’s

Common Stock (which

includes Class

A Stock

and Class

B Stock)

for each

of
the

Company’s

last

five

fiscal

years

with

(i)

the

Dow

Jones

U.S.

Retailers,

Apparel

Index

and

(ii)

the
Russell 2000 Index.
THE CATO

CORPORATION
STOCK PERFOMANCE TABLE
(BASE 100 – IN DOLLARS)
LAST TRADING DAY
OF THE FISCAL YEAR
THE CATO
CORPORATION
DOW JONES U.S.
RETAILERS,

APPL
INDEX
RUSSELL 2000

INDEX
1/31/2020 100 100 100
1/29/2021 73 107 130
1/28/2022 108 118 129
1/27/2023 69 129 124
2/2/2024 51 145 127
1/31/2025 28 184 152

The graph assumes an initial investment of $100 on January 31, 2020,

the last trading day prior to the
commencement of the Company’s 2020 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended February 1, 2025:
Total Number of
Maximum Number

Shares Purchased as (or Approximate Dollar
Total Number

Part of Publicly
Value) of Shares that may

of Shares
Average Price Announced Plans or yet be Purchased Under
Period
Purchased Paid per Share (1)

Programs (2)
the Plans or Programs (2)
November 2024 96,306 $ 3.32 96,306
December 2024 320,271 3.35 320,271
January 2025 28,799 3.50 28,799
Total 445,376 $ 3.35 445,376 997,455
(1) Prices include trading costs.
(2)
During

the

fourth

quarter

ended

February

1,

2025,

the

Company

repurchased

and

retired

445,376
shares

under

this

program

for

approximately

$1,491,984

or

an

average

market

price

of

$3.35

per
share. As of the

fourth quarter ended February

1, 2025, the Company

had 997,455 shares remaining
in open authorizations. There is no specified expiration date for the Company’s repurchase program.
The

Board

of

Directors

authorized

an

increase

of

1,000,000

shares

in

the

Company’s

share
repurchase program on December 23, 2024.

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

Consolidated
Financial Statements, including the accompanying Notes appearing in

Part II, Item 8 of this

annual report
on Form 10-K.

This section of the annual report

on Form 10-K generally discusses fiscal 2024

and fiscal
2023

and

year-to-year

comparisons

between

fiscal

2024

and

fiscal

2023,

as

well

as

certain

fiscal

2022
items.

Discussions

of

fiscal

2022

items

and

year-to-year

comparisons

between

fiscal

2023

and

fiscal
2022 that are not included

in this Form 10-K can

be found in “Management’s

Discussion and Analysis of
Financial

Condition

and

Results

of

Operations”

in

Part

II,

Item

7

of

the

Company’s

annual

report

on
Form 10-K for the fiscal year ended February 3, 2024.
Recent Developments
Inflationary Cost Pressure and High Interest Rates

The

pressure

on

our

customers’

disposable

income

continued

in

fiscal

2024,

due

to

prolonged

and
persistently high prices caused by high inflation

rates, especially related to housing, groceries and

fuel, as
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
Although

interest

rates

and

inflation

have

decreased,

we

believe

the

pressure

on

our

customers’
disposable income

adversely impacted

fiscal 2024

and will

likely continue

to have

a negative

impact on
consumer behavior and, by extension, our results of operations and financial condition during at least part
of fiscal 2025.
Merchandise Supply Chain and Tariff Pressures

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

and fourth

quarters. The

hostilities affecting

the region

surrounding the
Suez Canal are causing container ships to travel longer distances around the Cape of Good Hope, which is increasing lead times for merchandise and

our costs to ship these

goods, as well as decreasing the

pool of
containers

available.

The

combination

of

these

situations

has

negatively

impacted

fiscal

2024.

In
addition,

the

third

and

fourth

quarters

were

impacted

by

later

shipments

in

part

due

to

congestion

at
certain Asian

ports. In

the third

quarter,

our shipments

were negatively

impacted by

the U.S.

port strike
on

the

east coast

and civil

unrest in

some Asian

countries that

caused

merchandise to

miss its

shipping
windows.

Though

conditions

incrementally

improved

in

the

fourth

quarter,

we

believe

the

totality

of
these conditions

will likely

continue to

have a

negative impact on

our results

of operations

and financial
condition for the foreseeable future.
In

addition

to

the

supply

chain

issues,

the

newly

implemented

additional

provisional

tariffs

on
Chinese products may have several impacts on the results

of our financial operations. Our costs associated
with products made in China are likely to increase. These cost increases will negatively impact our results of

operations

and

financial

condition

unless

we

are

able

to

mitigate

these

costs

by

having

our

vendors

share

the

costs

of

tariffs,

increase

retail

pricing

or

move

production

to

another

county.

Certain

product
categories

such

as

shoes

and

handbags

will

be

difficult

to

source

in

other

countries.

These

provisional
tariffs

may also

cause supply

chain issues,

as companies

move production

from China.

Potential supply
chain

issues

such

as

products being

late

due

to

port congestion,

longer

transit times

and

dwell

times

at
port,

and

container

availability

may

impact

the

costs

we

pay

for

ocean

freight

or

the

timeliness

of

our
product deliveries, any of which may

negatively impact our results of operations

and financial condition.
Results of Operations

The table below sets forth certain financial data of the Company expressed as a percentage of
retail sales for the years indicated:
Fiscal Year Ended February 1, 2025 February 3, 2024
Retail sales ………………………………………………………….. 100.0% 100.0%
Other revenue………………………………………………………… 1.2 1.1
Total revenues ………………………………………………………. 101.2 101.1
Cost of goods sold ………………………………………………….. 68.0 66.3
Selling, general and administrative…………………………………. 36.1 36.1
Depreciation ………………………………………………………… 1.5 1.4
Interest and other income …………………………………………… 1.8 0.7
Loss before income taxes ………………………………………… (2.5) (2.0)
Net loss………………………………………………………….. (2.8) % (3.4) %
Fiscal 2024 Compared to Fiscal 2023

Retail sales

decreased by

8.3% to

$642.1 million

in fiscal

2024 compared

to $700.3

million in

fiscal
2023. Fiscal 2024 had 52 weeks versus 53 weeks in fiscal 2023. The decrease in retail sales in fiscal 2024
was

primarily

due

to

a

3.2%

decrease

in

same-store sales,

from closed stores in

2023

and

an

additional
week

of

sales

in

2023.

Same-store

sales

for

the

fiscal

year

2024

decreased

primarily

due

to

lower
transactions, partially offset by fewer returns and slightly higher average sales per transaction. Same-store sales

includes

stores

that

have

been

open

more

than

15

months.

Stores

that

have

been

relocated

or
expanded

are

also

included in

the

same-store sales

calculation

after

they

have

been

open

more

than

15
months.

In fiscal 2024 and fiscal 2023, e-commerce sales were less than 5%

of total sales and same-store
sales. The

method of

calculating same-store sales

varies across the

retail industry.

As a

result, our same-
store sales

calculation may

not be

comparable to

similarly titled

measures reported

by other

companies.

Total

revenues, comprised of

retail sales

and other

revenue (principally finance

charges and

late fees

on
customer accounts receivable,

gift card breakage, shipping

charges for e-commerce purchases

and layaway
fees), decreased by 8.2% to

$649.8 million in

fiscal 2024 compared to

$708.1 million in

fiscal 2023. The
Company

operated

1,117

stores

at

February

1,

2025

compared

to

1,178

stores

operated

at

February

3,
2024.

In fiscal 2024, the Company opened five new stores and closed 66 stores.

Other revenue,

a component

of total

revenues, remained

flat at

$7.7 million

in fiscal

2024 compared
to fiscal 2023.

Credit

revenue

of

$2.7

million

represented

0.4%

of

total

revenue

in

fiscal

2024,

a

$0.1

million
increase compared to fiscal 2023 credit

revenue of $2.6 million or 0.4% of

total revenue.

The increase in
credit revenue was

primarily due to

increases in finance

charges and late

fee income as

a result of

higher
accounts

receivable

balances.

Credit

revenue

is

comprised

of

interest

earned

on

the

Company’s

private
label credit

card portfolio

and related

fee income.

Related expenses

include

principally payroll,

postage
and

other

administrative

expenses

and

totaled

$1.6

million

in

fiscal

2024

compared

to

$1.6

million

in
fiscal 2023.

Total credit

segment income before taxes was $2.2 million in fiscal

2024 and $1.7 million in

fiscal 2023.

Cost

of

goods sold

was $436.4

million, or

68.0% of

retail

sales, in

fiscal

2024 compared

to

$464.3
million, or 66.3% of retail sales, in fiscal 2023. The increase in cost of goods sold as a percentage of sales resulted primarily

from higher

distribution and

freight costs,

increased sales

of markdown

priced goods,
and deleveraging

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
and

distribution

center.

Occupancy

expenses

include

rent,

real

estate

taxes,

insurance,

common

area
maintenance,

utilities

and

maintenance

for

stores

and

distribution

facilities.

Total

gross

margin

dollars
(retail sales

less cost

of goods

sold and excluding

depreciation) decreased by

12.8% to

$205.7 million in
fiscal 2024 from $236.0

million in fiscal

2023. Gross margin as

presented may not

be comparable to

that
of other companies.

Selling, general

and administrative expenses

(“SG&A”), which

primarily include corporate

and store
payroll,

related

payroll

taxes

and

benefits,

insurance,

supplies,

advertising,

bank

and

credit

card
processing fees were

$231.5 million in

fiscal 2024 compared

to $252.8 million

in fiscal 2023,

a decrease
of

8.4%.

As

a

percent

of

retail

sales,

SG&A

was

36.1%

compared

to

36.1%

in

the

prior

year.

The
decrease in SG&A expense in fiscal 2024 was primarily attributable to decreased incentive compensation, insurance, closed store and impairment expenses, partially offset by increased professional fees.

Depreciation

expense

was

$9.8

million

in

fiscal

2024

compared

to

$9.9

million

in

fiscal

2023.
Depreciation expense

decreased slightly

from fiscal

2023 due

to fully

depreciated older

stores and

prior
period impairments of leasehold improvements and fixtures,

partially offset by the distribution

center and
information technology expenditures.

Interest and other

income increased to

$11.8 million

in fiscal 2024

compared to $5.1

million in fiscal
2023. The increase is

primarily attributable to a $3.2

million net gain on

sale of land held

for investment,
gains on

the disposal

of the

Company’s

corporate aircraft

and certain

equity securities,

as well

as higher
interest earned on the Company’s investments.

Income tax

expense was

$1.9 million,

or 0.3%

of retail

sales in

fiscal 2024

compared to

income tax
expense

of

$10.1

million, or

1.4%

of

retail

sales

in

fiscal

2023.

The

income

tax

expense

decrease

was
primarily due

to a

valuation allowance

recorded against

U.S. federal

and state

deferred tax

assets in

the
prior

fiscal

year

due to

a

pre-tax loss,

partially offset

by foreign

rate

differential. The

effective

tax

rate
was (12.1%)

(Expense) in fiscal

2024 compared to

(73.5%)

(Expense) in fiscal

2023. See Note

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
“Leases,” for further information.

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

This evaluation

requires significant

judgment and

involves the

consideration of

all available
positive

and

negative

evidence,

including

our

historical

operating

results,

the

existence

of

cumulative
losses

in

recent

years,

ongoing

prudent

and

feasible

tax

planning

strategies,

and

projections

of

future
taxable income.
Liquidity, Capital Resources and Market Risk

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash
flows from

operations and

its new

asset-backed revolving line

of credit

(see below),

will be

adequate to
fund

the

Company’s

regular

operating

requirements,

including

$64.6

million

of

lease

obligations

and
planned investments of $7.3 million of capital expenditures,

for the next twelve months from the issuance
of this report.

Cash

used

in

operating

activities

during

fiscal

2024

was

$19.7

million

as

compared

to

$0.5 million
provided in fiscal 2023 and $13.4 million provided in fiscal 2022. Cash used in operating activities during
2024 was

primarily attributable

to net

income adjusted

for depreciation,

changes in

working capital

and

subtraction of

net income

for non-operating

gains on

sale of

assets held

for investment.

The decrease

of
$20.2

million

for

fiscal

2024

compared

to

fiscal

2023

is

primarily due

to

an

increase in

merchandise
inventories

and

gains

on

sale

of

assets

held

for

investments,

partially

offset

by

an

increase

in

accounts
payable.

At

February 1,

2025,

the

Company had

working

capital

of

$34.9 million compared

to

$55.1 million
and $74.7 million at February 3,

2024 and January 28, 2023, respectively.

The decrease

in working

capital
compared to the prior

year is primarily due

to lower short-term investments and

accounts receivables, higher
accounts payable and accrued expenses, partially offset

by higher inventory and lower current

lease liability.

At February 1,

2025, the Company

had an

unsecured revolving credit

agreement, which provided

for
borrowings of

up to

$35.0 million less

the

balance of

any revocable

letters of

credit related

to

purchase
commitments, and

was committed

through May

2027.

The credit

agreement contained

various financial
covenants and limitations, including the maintenance of specific financial ratios with which the Company
was not in compliance as of

February 1, 2025. There were no

borrowings outstanding,

or any outstanding
letters of

credit,

under this

credit facility

as

of the

fiscal year

ended February

1, 2025

or

the fiscal

year
ended

February 3,

2024.

On

March

13,

2025,

the

Company terminated

the

unsecured revolving

line

of
credit when it entered into a

new $35.0 million asset-backed revolving line

of credit (the “ABL Facility”)
secured primarily by

inventory and third-party

credit card receivables.

As of March

31, 2025 there

were
no

borrowings

under

the

ABL

Facility

and

availability

under

the

ABL

Facility

was

$30.0

million.

For
additional information regarding the ABL Facility, see Note 1 to the Consolidated Financial Statements.

The

Company

had

no

outstanding

revocable

letters

of

credit

relating

to

purchase

commitments

at
February 1, 2025 or at February 3, 2024.

On April 25,

2024, the Company amended

the now terminated

unsecured revolving credit agreement
to modify a definition used in calculating the Company’s

minimum EBITDAR coverage ratio to add back
certain

income

tax

receivables

included

in

the

calculation

of

the

ratio.

On

November

1,

2024,

the
Company

amended

the

now

terminated

unsecured

revolving

credit

agreement

to

lower

the

minimum
EBITDAR

coverage

ratio

and

the

corresponding minimum

cash

and

investments

used

to

determine the
EBITDAR coverage ratio in exchange for a secured position in any future borrowings.

Expenditures

for

property

and

equipment

totaled

$7.9

million,

$12.5

million

and

$19.4

million

in
fiscal 2024, 2023

and

2022, respectively.

The decrease in

expenditures for fiscal

2024 was primarily

due
to finishing projects related to

investments in the distribution center and

information technology.

Net

cash

provided

by

investing

activities

totaled

$29.0

million

for

fiscal

2024

compared

to

$19.8
million provided in

fiscal 2023 and

$16.0 million provided

in fiscal

2022.

In fiscal 2024,

the increase in
cash

provided

was

primarily

attributable

to

sales

of

other

assets

and

the

net

sales

of

short-term
investments and other assets, partially offset by expenditures for property and equipment.

Net cash used in financing activities totaled

$14.1 million in fiscal 2024 compared to

net cash used of
$16.1

million

for

fiscal

2023

and

$29.3

million

for

fiscal

2022.

The decrease in

cash used during

fiscal
2024

was

primarily

due

to

reduction

in

dividends

paid,

partially

offset

by

an

increase

in

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

better at February

1, 2025. The state,

municipal and corporate bonds and

asset-backed securities have contractual maturities
which range from nine days to 2.8 years.

The U.S. Treasury notes have contractual maturities which range from 13 days to 2.5 years. These securities are classified as available-for-sale and are recorded as Short-term investments and Other

assets on the

accompanying Consolidated Balance

Sheets. These assets

are carried at
fair

value

with

unrealized

gains

and

losses

reported

net

of

taxes

in

Accumulated

other

comprehensive
income.

Additionally,

at

February

1,

2025

and

February

3,

2024,

the

Company

had

$0.0

million

and

$1.1
million of

corporate equities,

respectively,

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

1,

2025

relate

primarily

to

operating

lease
commitments for

store leases.

Operating leases

represent minimum

required lease

payments under

non-
cancellable

lease

terms.

Most

store

leases

also

require

payment

of

related

operating

expenses

such

as
taxes, utilities, insurance and maintenance, which are not included in our estimated lease obligations.

See
Note

11

to

the

Consolidated

Financial

Statements,

“Leases”

for

the

maturities

of

our

operating

lease
obligations.
Recent Accounting Pronouncements

See

Note 1

to

the

Consolidated Financial

Statements,

“Summary of

Significant Accounting

Policies,
Recently Adopted Accounting Policies and Recently Issued Accounting

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

Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID
238
) .....................................

38

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

for the fiscal

years ended February 1, 2025, February 3, 2024 and January 28, 2023 ................................

...........

41

Consolidated Balance Sheets at February 1, 2025 and February 3, 2024

.............................................

42

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025,

February 3, 2024

and January 28, 2023................................

................................................................

.........................

43

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1,

2025,

February 3, 2024 and January 28, 2023 ................................................................

............................

44

Notes to Consolidated Financial Statements ..........................................................................................

45

Schedule II — Valuation

and Qualifying Accounts for the fiscal years ended February 1, 2025,

February 3, 2024 and January 28, 2023 ................................................................

............................

80

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cato Corporation
Opinions on the Financial Statements and Internal Control over Financial

Reporting
We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024,

and the related consolidated
statements of income (loss) and comprehensive income (loss), of stockholders'

equity and of cash flows
for each of the three years in the period ended February 1, 2025, including the related notes and financial
statement schedule listed in the accompanying index (collectively referred to as the "consolidated
financial statements"). We also have audited the Company's internal control over financial reporting as of
February 1, 2025, based on criteria established in Internal Control - Integrated Framework

(2013) issued
by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the financial position of the Company as of February

1, 2025 and February 3, 2024, and the
results of its operations and its cash flows for each of the three years in the period ended February 1, 2025
in conformity with accounting principles generally accepted in the United

States of America. Also in our
opinion, the Company maintained, in all material respects, effective internal control over financial
reporting as of February 1, 2025, based on criteria established

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
Impairment of Long-Lived Assets - Store Location Asset Groupings
As described in Notes 1 and 6 to the consolidated financial statements,

the Company’s consolidated
property and equipment, net balance was $60.3 million, of which the store locations were a portion, and
consolidated operating lease right-of-use assets, net balance was $148.9 million as of February 1, 2025.
The Company invests in leaseholds, right-of-use assets and equipment,

primarily in connection with the
opening and remodeling of stores, and in computer software and hardware.

The Company periodically
reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate
to fixtures and equipment, leasehold improvements, right-of-use assets net of lease liabilities, and
information technology equipment and software. An impairment charge is recorded for the amount by
which the carrying value exceeds the estimated fair value when management determines that projected
cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This
determination is based on a number of factors, including the store’s historical operating results and future projected cash flows, which include contribution margin projections. The Company assesses the fair value
of each lease by considering market rents and any lease terms that may adjust market rents under certain
conditions such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain
criteria. An impairment charge for store assets of $0.8 million was recorded during the year ended
February 1, 2025.
The principal considerations for our determination that performing procedures relating to impairment of
long-lived assets – store location asset groupings is a critical audit matter are (i) the significant judgment
by management when determining the fair value measurement of the store location asset groupings,
which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s projected cash flow assumptions related to contribution margin projections.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with
forming our overall opinion on the consolidated financial statements.

These procedures included testing
the effectiveness of controls relating to management’s long-lived assets – store location recoverability test and determination of the fair value of the asset groupings.

These procedures also included, among others,
(i) testing the completeness and accuracy of underlying data used in the projected cash flows and store
location asset groupings, (ii) evaluating the reasonableness of management’s assumptions related to contribution margin projections by considering current and historical performance of the store location
asset groupings and whether the assumptions were consistent with evidence obtained in other areas of the
audit, (iii) evaluating the appropriateness of the projected cash flow model,

and (iv) evaluating
management’s assessment of the fair value of the leased assets included in the store location asset groupings.
/s/
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 31, 2025
We have served as the Company’s

auditor since 2003.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
Fiscal Year Ended
February 1, 2025 February 3, 2024 January 28, 2023
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
642,140
$
700,318
$
752,370

Other revenue (principally finance charges,

late fees and layaway charges)
7,666
7,741
6,890

Total revenues
649,806
708,059
759,260
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of

depreciation shown below)
436,440
464,313
509,664

Selling, general and administrative (exclusive

of depreciation shown below)
231,430
252,742
242,561

Depreciation
9,817
9,871
11,080

Interest expense
59
35
87

Interest and other income
(11,827)
(5,101)
(5,902)

Costs and expenses, net
665,919
721,860
757,490
Income (loss) before income taxes
(16,113)
(13,801)
1,770
Income tax expense
1,944
10,140
1,741
Net income (loss) $
(18,057)
$
(23,941)
$
29
Basic earnings (loss) per share $
(0.97)
$
(1.17)
$
-
Diluted earnings (loss) per share $
(0.97)
$
(1.17)
$
-
Dividends per share $
0.51
$
0.68
$
0.68
Comprehensive income:
Net income (loss) $
(18,057)
$
(23,941)
$
29
Unrealized gain (loss) on available-for-sale

securities, net of deferred income taxes of

$
0
, $
489
, and ($
287
) for fiscal 2024, 2023

and 2022, respectively
(242)
1,633
(958)
Comprehensive loss $
(18,299)
$
(22,308)
$
(929)
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS
February 1, 2025 February 3, 2024
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
20,279
$
23,940
Short-term investments
57,423
79,012
Restricted cash
2,799
3,973
Accounts receivable, net of allowance for customer credit losses of $
581

at

February 1, 2025 and $
705

at February 3, 2024
24,540
29,751
Merchandise inventories

110,739
98,603
Prepaid expenses and other current assets
7,406
7,783

Total Current Assets

223,186
243,062
Property and equipment – net

60,326
64,022
Other assets

19,979
25,047
Right-of-Use assets - net
148,870
154,686

Total Assets

$
452,361
$
486,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
88,641
$
87,821
Accrued expenses

41,717
37,404
Accrued bonus and benefits

326
1,675
Current lease liability
57,555
61,108

Total Current Liabilities

188,239
188,008
Other noncurrent liabilities
13,485
14,475
Lease liability
88,341
92,013
Commitments and contingencies - -
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares authorized,

none issued

-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
18,313,929

and
18,802,742

shares issued at

February 1, 2025 and February 3, 2024, respectively
619
635
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

shares issued at

February 1, 2025 and February 3, 2024
59
59
Additional paid-in capital

129,530
126,953
Retained earnings

31,935
64,279
Accumulated other comprehensive income

153
395

Total Stockholders' Equity

162,296
192,321

Total Liabilities and Stockholders’ Equity

$
452,361
$
486,817
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Fiscal Year Ended
February 1, 2025 February 3, 2024 January 28, 2023
(Dollars in thousands)
Operating Activities:
Net income (loss) $
(18,057)
$
(23,941)
$
29
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation
9,817
9,871
11,080

Provision for customer credit losses
654
554
280

Purchase premium and premium amortization of investments
(1,131)
(711)
537

(Gain) Loss on sale of assets held for investment
(5,343)
8
-

Share based compensation
2,283
4,170
2,606

Deferred income taxes
-
8,724
386

Loss on disposal of property and equipment
192
84
199

Impairment of assets
786
1,811
884

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
1,357
(608)
29,034

Merchandise inventories
(12,136)
13,453
12,851

Prepaid and other assets
(212)
(216)
1,543

Operating lease right-of-use assets and liabilities
(1,410)
(2,056)
(2,573)

Accrued income taxes
-
(613)
(307)

Accounts payable, accrued expenses and other liabilities
3,455
(10,053)
(43,179)
Net cash (used in) provided by operating activities
(19,745)
477
13,370
Investing Activities:
Expenditures for property and equipment

(7,872)
(12,532)
(19,433)
Purchase of short-term investments
(39,612)
(48,055)
(54,734)
Sales of short-term investments
62,782
80,371
90,190
Sales of other assets
13,667
(8)
-
Net cash provided by investing activities
28,965
19,776
16,023
Financing Activities:
Dividends paid
(10,516)
(13,954)
(14,369)
Repurchase of common stock
(3,877)
(2,562)
(15,216)
Proceeds from employee stock purchase plan
338
384
307
Net cash used in financing activities
(14,055)
(16,132)
(29,278)
Net (decrease) increase in cash, cash equivalents, and restricted cash
(4,835)
4,121
115
Cash, cash equivalents, and restricted cash at beginning of period
27,913
23,792
23,677
Cash, cash equivalents, and restricted cash at end of period

$
23,078
$
27,913
$
23,792
Non-cash activity:
Accrued property and equipment expenditures $
329
$
942
$
685
Accrued treasury stock
27
-
-
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS

OF STOCKHOLDERS' EQUITY
Accumulated
Additional

Other Total
Common Paid-In Retained Comprehensive Stockholders'
Stock Capital Earnings Income Equity
(Dollars in thousands, except per share data)
Balance — January 29, 2022 $
728
$
119,540
$
134,208
$
(280)
$
254,196
Comprehensive income:

Net income
-
-
29
-
29

Unrealized loss on available-for-sale securities, net of

deferred income tax benefit of $
287
-
-
-
(958)
(958)
Dividends paid ($
0.68

per share)
-
-
(14,369)
-
(14,369)
Class A common stock sold through employee stock purchase

plan
-
360
-
-
360
Share-based compensation expense
4
2,531
17
-
2,552
Repurchase and retirement of treasury shares
(41)
-
(15,176)
-
(15,217)
Balance — January 28, 2023 $
691
$
122,431
$
104,709
$
(1,238)
$
226,593
Comprehensive income:

Net loss
-
-
(23,941)
-
(23,941)

Unrealized gain on available-for-sale securities, net of

deferred income tax expense of $
489
-
-
-
1,633
1,633
Dividends paid ($
0.68

per share)
-
-
(13,954)
-
(13,954)
Class A common stock sold through employee stock purchase

plan
2
445
-
-
447
Share-based compensation expense
10
4,077
18
-
4,105
Repurchase and retirement of treasury shares
(9)
-
(2,553)
-
(2,562)
Balance — February 3, 2024 $
694
$
126,953
$
64,279
$
395
$
192,321
Comprehensive income:

Net loss
-
-
(18,057)
-
(18,057)

Unrealized loss on available-for-sale securities, net of

deferred income tax benefit of $
0
-
-
-
(242)
(242)
Dividends paid ($
0.51

per share)
-
-
(10,516)
-
(10,516)
Class A common stock sold through employee stock purchase

plan
2
395
-
-
397
Share-based compensation expense
12
2,182
76
-
2,270
Repurchase and retirement of treasury shares
(30)
-
(3,847)
-
(3,877)
Balance — February 1, 2025
$
678
$
129,530
$
31,935
$
153
$
162,296
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
are

located

primarily

in

strip

shopping

centers

principally

in

the

southeastern

United

States.

The
Company’s fiscal year ends on the Saturday nearest January 31 of the subsequent year. Fiscal year 2024 is
a
52
-week year, 2023 is a
53
-week year and 2022 is a
52
-week year.

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

Restricted Cash: The Company had $
2.8

million and $
4.0

million in escrow at February 1, 2025 and
February 3, 2024, respectively, as security and collateral for administration of the Company’s self-insured
workers’

compensation

and

general

liability

coverage,

which

is

reported

as

Restricted

cash

on

the
Consolidated Balance Sheets.

Supplemental Cash Flow

Information:
Income tax

payments, net

of refunds

received, for

the fiscal
years ended

February 1,

2025, February

3, 2024

and January

28, 2023

were a

payment of

$
1,874,000
, a
payment of $
4,121,000

and a refund of $
29,206,000
, respectively.

Inventories:
Merchandise

inventories

are

stated

at

the

net

realizable

value

as

determined

by

the
weighted-average cost method.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
46

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

improvements, Right-of-
use

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

that

may

adjust

market

rents

under

certain

conditions,

such

as

the

loss

of

an

anchor

tenant

or

a
leased

space

in

a

shopping

center

not

meeting

certain

criteria.

Further,

in

determining when

to

close

a
store, the

Company considers real

estate development

in the

area and

perceived local

market conditions,
which can

be difficult

to

predict and

may be

subject

to

change. Asset

impairment charges

of

$
786,000
,
$
1,811,000

and $
884,000

were incurred in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Other Assets:
Other assets are comprised

of long-term assets, primarily

insurance contracts related to
deferred compensation assets and land held for investment purposes.

` Balance as of
February 1, 2025 February 3, 2024
(Dollars in thousands)
Other Assets

Deferred Compensation Investments
$
9,301
$
8,586

Land Held for Investment
8,679
9,334

Miscellaneous Investments
1,139
2,076

Asset Held for Sale
-
4,183

Other Deposits
596
604

Other
264
264
Total

Other Assets
$
19,979
$
25,047

Leases:
The

Company

leases

all

of

its

retail

stores.

Most

lease

agreements

contain

construction
allowances and rent escalations.

For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, including renewal periods considered reasonably assured,

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
47
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

The rewards

cards issued
by the Company have a
90
-day expiration.

Amounts related to shipping and handling billed to

customers
in

a

sales

transaction

are

classified

as

Other

revenue

and

the

costs

related

to

shipping

product

to
customers (billed and accrued) are classified as Cost of goods sold.

In accordance with ASU 2014-09,
Revenue from Contracts with Customers (Topic

606)

(“Topic 606”),
in

fiscal

2024,

2023

and

2022,

the

Company

recognized

$
1,447,934
,

$
1,116,000

and

$
256,000
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

$
654,000

and

$
578,000

for

the

twelve

months

ended
February 1,

2025 and

February 3,

2024, respectively,

on sales

purchased on

the Company’s

proprietary
credit

card

of

$
21.8

million

and

$
23.5

million

for

the

twelve

months

ended

February

1,

2025

and
February 3, 2024, respectively.

The following table provides information about receivables

and contract liabilities from contracts with
customers (in thousands):

`
Balance as of
February 1, 2025 February 3, 2024
Proprietary Credit Card Receivables, net $
10,848
$
10,909
Gift Card Liability
$
7,541
$
8,143

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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
48

Advertising:
Advertising

costs

are

expensed

in

the

period

in

which

they

are

incurred.

Advertising
expense was approximately $
4,686,000
, $
6,277,000

and $
6,868,000

for the fiscal years ended February 1,
2025, February 3, 2024 and January 28, 2023, respectively.

Stock Repurchase Program:

For the fiscal year ended

February 1, 2025, the Company had

997,455
shares

remaining

in

open

authorizations.

There

is

no

specified

expiration

date

for

the

Company’s
repurchase

program. Share

repurchases

are

recorded in

Retained

earnings, net

of par

value.

From year
end

through

March

31,

2025,

the

Company

repurchased
264,282

shares

for

$
828,181
.

The

Board

of
Directors

authorized

an

increase

of
1,000,000

shares

in

the

Company’s

share

repurchase

program

on
December 23, 2024.

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

The following table reflects

the basic and

diluted EPS calculations for

the fiscal years ended

February
1, 2025, February 3, 2024 and January 28, 2023:

` Fiscal Year Ended
February 1, 2025 February 3, 2024 January 28, 2023
Numerator (Dollars in thousands)
Net earnings (loss) $
(18,057)
$
(23,941)
$
29
(Earnings) loss allocated to non-vested equity awards
(548)
1,347
12
Net earnings (loss) available to common stockholders $
(18,605)
$
(22,594)
$
41
Denominator
Basic weighted average common shares outstanding
19,249,081
19,389,907
19,930,960
Diluted weighted average common shares outstanding
19,249,081
19,389,907
19,930,960
Net income (loss) per common share
Basic earnings (loss) per share $
(0.97)
$
(1.17)
$
-
Diluted earnings (loss) per share
$
(0.97)
$
(1.17)
$
-

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

Income

Taxes:
The

Company

files

a

consolidated

federal

income

tax

return.

Income

taxes

are
provided

based

on

the

asset

and

liability

method

of

accounting,

whereby

deferred

income

taxes

are

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
49
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
375,000

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

Subsequent

Events:

On

March

13,

2025,

the

Company,

as

borrower,

and

certain

other

domestic
subsidiaries,

as

borrowers

and

guarantors,

entered

into

a

Credit

Agreement

(the

“ABL

Credit
Agreement”) and

related

loan

documents, by

and

among the

Company,

certain

other

of

the

Company’s
domestic

subsidiaries,

and

Wells

Fargo

Bank,

National

Association,

as

the

lender

(the

“Lender”),

to
establish an asset-based revolving credit facility (the “ABL Facility”) in an amount up to $
35

million. The
proceeds from the ABL

Facility may be used to

provide funding for ongoing working capital

and general

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
50
corporate purposes. The ABL Credit Agreement replaces

the credit agreement, dated as of

May 19, 2022,
as

amended from

time to

time, between

the Company,

as

borrower,

certain domestic

subsidiaries of

the
Company,

as

guarantors,

and

the

Lender,

as

lender

and

agent

(the

“Prior

Credit

Agreement”).

No
principal or accrued interest was outstanding under

the credit facility under the Prior

Credit Agreement at
the time of its termination on March 13, 2025.

The ABL Facility may be

used for revolving credit

loans and letters of

credit from time to

time up to
a maximum principal amount of $
35

million, less an amount equal to the greater of (a)
10.0
% of the lesser
of the borrowing base described below and $
35

million and (b) $
5

million, subject to the other limitations
described below. The ABL Facility includes a $
15

million uncommitted accordion feature that permits the
borrowers,

under

certain

conditions,

to

solicit

the

Lender

to

provide

additional

revolving

loan
commitments

to

increase

the

aggregate

amount

of

the

revolving

loan

commitments

up

to

a

maximum
principal amount

of

$
50

million.

The

ABL Facility

contains

a

sub-facility that

allows

the

Company to
issue

letters

of

credit

in

an

aggregate

amount

not

to

exceed

$
5

million.

Availability

under

the

ABL
Facility at closing of the ABL Credit Agreement was $
30

million.
The

amount

available

under

the

ABL

Facility

is

limited

by

a

borrowing

base

consisting

of

certain
eligible credit card receivables and inventory, reduced by specified reserves, as follows:

●
90
% of eligible credit card receivable, plus

●
90
% of net recovery percentage of eligible inventory multiplied by most recent appraised value of such

inventory,

calculated at

the

lower

of

(a)

cost

computed on

a

first-in first-out

basis and

(b)
market value (net of intercompany profits and certain other adjustments), minus
●
applicable reserves (as defined in the ABL Credit Agreement).

The

ABL Facility

permits borrowings

based

upon (a)

base

rate (calculated

as

the

greatest of

(i) the
federal funds rate plus 1/2%
, (ii) the SOFR rate

described below for an interest period of

one month, plus
1
%, (iii) the

rate of interest

announced, from time to

time, as the

Lender’s “prime rate”

and (iv)
0
%) and
(b)

SOFR rate

of

one, three

or

six-month interest

periods (with

SOFR defined

as

the

secured overnight
financing

rate

administered

by

the

Federal

Reserve

Bank

of

New

York

(or

its

successor)).

Base

rate
borrowings

bear

interest

at

an

annual

rate

equal

to
50

basis

points

above

base

rate.

SOFR

borrowings
bear interest at an annual

rate equal to SOFR for

the interest period selected plus
10

basis points plus
150
basis points.

The ABL

Facility charges

a fee

on unutilized

commitments at

an annual

rate of
37.5

basis
points if

at least

half of

the ABL

commitments are

unutilized and

at an

annual rate

of
25

basis points

if
less than

half of

the ABL

commitments are

unutilized.

In addition,

the ABL

Facility charges

a monthly
collateral monitoring fee and customary fees for letters of credit.

The ABL Facility

matures on March

13, 2028.

The ABL Facility

may be prepaid

from time to

time,
in

whole

or

in

part,

without

a

prepayment

penalty

or

premium.

In

addition,

customary

mandatory
prepayments

of

the

loans

under

the

ABL

Facility

are

required

upon

the

occurrence

of

certain

events
including, without limitation, outstanding borrowing exposures exceeding the borrowing base and

certain
dispositions of assets outside of the ordinary course of business.

Accrued interest is payable (a) at the end
of each interest period for borrowings based upon the SOFR

rate (but not to exceed three months) and

(b)
monthly for borrowings based upon the base rate.

The

Company’s

obligations under

the

ABL Facility

(and

certain related

obligations) are

guaranteed
by the

other borrowers

and the

guarantors.

Each of

the Company’s

future domestic

subsidiaries is

also
required

to

guarantee

the

ABL

Facility

on

a

senior

secured

basis

(such

future

guarantors

and

the
borrowers

and

guarantors

referred

to

in

the

first

sentence

of

this

paragraph,

the

“Loan

Parties”).

In
addition, the

borrowers’ obligations are

secured on

a first-priority

basis by

all assets

of the

Loan Parties,
subject to certain exceptions.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
51

Cash Dominion.

Under the

terms of

the

ABL Facility,

if (i)

an event

of

default exists

or (ii)

excess
borrowing availability

under

the

ABL Facility

(the

“Excess

Availability”)

falls

below

the

greater of

(a)
15.0
%

of

the

lesser

of

the

borrowing

base

and

$
35

million

and

(b)

$
10

million,

the

Loan

Parties

will
become subject

to

cash dominion,

which will

require prepayment

of

loans

under the

ABL Facility

with
the cash deposited in

certain deposit accounts of

the Loan Parties, including

a concentration account, and
will

restrict

the

Loan

Parties’

ability

to

transfer

cash

from

their

concentration

account.

Such

cash
dominion period

will end,

in the

case of

an event

of default,

when the

event of

default no

longer exists,
and in the case of when Excess Availability falls below the threshold described in the first sentence of this paragraph, when Excess Availability exceeds such threshold for a period of
30

consecutive days.

Affirmative

and

Restrictive

Covenants.

The

ABL

Credit

Agreement

governing

the

ABL

Facility
contains

customary representations

and

warranties, affirmative

and

negative covenants

(subject, in

each
case,

to

exceptions

and

qualifications),

and

events

of

defaults,

including

covenants

that

limit

the
Company’s ability to, among other things:

● incur additional indebtedness;
● create liens on its assets;
●
make investments, including loans and advances to foreign subsidiaries;

●
pay dividends and make other restricted payments;

●
sell certain assets outside of the ordinary course of business;

●
consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

● make acquisitions; and
●
enter into transactions with affiliates.

Restrictions

relating

to

permitted

acquisitions,

permitted

investments,

prepayment

of

other
indebtedness,

and

restricted

payments

are

substantially

less,

or

not

applicable

in

the

case

of

restricted
payments, if the Company can satisfy the following payment conditions: (i) there is no default or event of
default under

the ABL

Facility,

(ii) there

are
no

revolving credit loans

outstanding, (iii) the

Loan Parties
have unrestricted

cash of

greater than

$
20

million, (iv)

the Lender

receives at

least three

business days’
prior

written

notice

of

such

event,

including

information

about

the

estimated

date

and

amount

of

the
payment

and

a

reasonable

description

of

such

event,

and

(v)

Lender

receives

a

certificate

certifying
compliance with the foregoing clauses and demonstrating the calculations required thereby.

Recently Adopted Accounting

Pronouncements:

In November 2023,

the FASB

issued ASU

2023-
07, “Segment Reporting (Topic

280): Improvements to Reportable Segment Disclosures,”

which requires
enhanced

disclosures

about

significant

segment

expenses.

This

guidance

was

adopted

by

the

Company
during the

fourth quarter

of 2024

and requires

retrospective application

to

all prior

periods presented

in
the

financial statements.

Refer to

Note 13

of

the

Company's financial

statements in

this

Form 10-K

for
additional information related to segment expenses.

Recently Issued Accounting Pronouncements:

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

In November

2024, the

FASB

issued

ASU 2024-03,

“Income Statement—Reporting

Comprehensive
Income—Expense

Disaggregation

Disclosures

(Subtopic

220-40):

Disaggregation

of

Income

Statement

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
52
Expenses,”

which

requires

public

entities

to

disclose,

on

an

annual

and

interim

basis,

disaggregated
information

in

the

footnotes

about

specified

information

related

to

certain

costs

and

expenses.

This
guidance is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

The Company is currently
in

the

process

of

evaluating

the

potential

impact

of

adoption

of

this

new

guidance

on

its

consolidated
financial statements and related disclosures.

2.

Interest and Other Income:
The components of Interest and other income are shown below (in thousands):
Fiscal Year Ended
February 1, 2025
February 3, 2024 January 28, 2023
Dividend income
$
(75)
$
(78)
$
(47)
Interest income
(5,019)
(3,919)
(1,876)
State recovery grant
-
-
(1,431)
Insurance proceeds
-
-
(1,683)
Miscellaneous income
(1,389)
(1,079)
(896)
Net loss (gain) on investment sales
(5,344)
(25)
31
Interest and other income $
(11,827)
$
(5,101)
$
(5,902)

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

1,

2025,

the

Company’s

investment

portfolio

was

primarily

invested

in

corporate

and
governmental debt

securities held

in managed

accounts.

These securities

are classified

as available-for-
sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with

unrealized

gains

and

temporary

losses

reported

net

of

taxes

in

Accumulated

other

comprehensive
income.

The

table

below

reflects

gross

accumulated

unrealized

gains

(losses)

in

short-term

investments

at
February 1, 2025 and February 3, 2024 (in thousands):

` February 1, 2025 February 3, 2024
Debt securities Debt securities
issued by the U.S issued by the U.S
Government, its various Government, its various
States, municipalities Corporate States, municipalities Corporate and agencies debt and agencies debt
of each securities Total
of each securities Total
Cost basis $
5,878
$
51,392
$
57,270
$
30,989
$
48,320
$
79,309
Unrealized gains
-
163
163
-
38
38
Unrealized (loss)
(10)
-
(10)
(335)
-
(335)
Estimated fair value $
5,868
$
51,555
$
57,423
$
30,654
$
48,358
$
79,012

Accumulated

other

comprehensive

income

on

the

Consolidated

Balance

Sheets

reflects

the
accumulated

unrealized

gains

and

losses

in

short-term investments

in

addition

to

unrealized

gains

and
losses

from

equity

investments

and

restricted

cash

investments.

The

table

below

reflects

gross
accumulated unrealized

gains and

losses in

these investments

at February

1, 2025

and February

3, 2024
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
53

` February 1, 2025 February 3, 2024
Deferred Unrealized Deferred Unrealized
Unrealized Tax Benefit/ Net Gain/ Unrealized Tax Benefit/ Net Gain/
Security Type Gain/(Loss) (Expense) (Loss) Gain/(Loss) (Expense) (Loss)
Short-Term Investments $
153
$
-
$
153
$
(297)
$
68
$
(229)
Equity Investments
-
-
-
811
(187)
624
Total $
153
$
-
$
153
$
514
$
(119)
$
395

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
54
4.

Fair Value Measurements:

The following tables set forth information regarding the Company’s financial assets that are measured
at fair value as of February 1, 2025 and February 3, 2024 (in thousands):

` Prices in

Active Significant

Markets for Other Significant

Identical Observable Unobservable

February 1, 2025
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
1,244
$
-
$
1,244
$
-

Corporate Bonds
51,326
-
51,326
-

U.S. Treasury/Agencies Notes and Bonds
4,624
-
4,624
-

Cash Surrender Value of Life Insurance
9,301
-
-
9,301

Asset-backed Securities (ABS)
229
-
229
-
Total Assets $
66,724
$
-
$
57,423
$
9,301
Liabilities:

Deferred Compensation
$
(8,548)
$
-
$
-
$
(8,548)
Total Liabilities $
(8,548)
$
-
$
-
$
(8,548)
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
1, 2025. The state,

municipal and corporate bonds and

asset-backed securities have contractual maturities
which range from
nine days

to
2.8 years . The U.S. Treasury notes have contractual maturities which range from
13 days

to
2.5 years
. These

securities are classified

as available-for-sale

and are

recorded as

Short-
term

investments

and Other

assets

on the

accompanying Consolidated

Balance Sheets.

These

assets

are
carried

at

fair

value

with

unrealized

gains

and

losses

reported

net

of

taxes

in

Accumulated

other
comprehensive income.

Additionally,

at

February

1,

2025

and

February

3,

2024,

the

Company

had

$
0.0

million

and

$
1.1
million of

corporate equities,

respectively,

which are

recorded within

Other assets

in the

accompanying
Consolidated Balance Sheets.

Level

1

category

securities

are

measured

at

fair

value

using

quoted

active

market

prices.

Level

2

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
55
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
56

The following tables summarize

the change in fair

value of the Company’s

financial assets and liabilities
measured using Level 3 inputs for the

years ended February 1, 2025 and
February 3, 2024

(in thousands):

` Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at February 3, 2024 $
8,586

Total gains or (losses)

Included in interest and other income (or

changes in net assets)
715
Ending Balance at February 1, 2025 $
9,301
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 3, 2024 $
(8,654)

Redemptions
1,175

Additions
(220)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(849)
Ending Balance at February 1, 2025 $
(8,548)
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at January 28, 2023 $
9,274

Withdrawals
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

Additions
(292)

Total (gains) or losses

Included in interest and other income (or

changes in net assets)
(578)
Ending Balance at February 3, 2024 $
(8,654)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
57

5. Accounts Receivable:
Accounts receivable consist of the following (in thousands):
February 1, 2025
February 3, 2024
Customer accounts — principally deferred payment accounts

$
11,428
$
11,614
Income tax receivable
5,425
6,285
Miscellaneous receivables

3,365
7,171
Bank card receivables
4,903
5,386
Total

25,121
30,456
Less allowance for customer credit losses
581
705
Accounts receivable — net

$
24,540
$
29,751

Finance charge

and late

charge

revenue on

customer deferred

payment accounts

totaled $
2,696,000
,
$
2,640,000

and $
2,243,000

for the fiscal
years ended February 1, 2025, February 3, 2024

and January 28,
2023,

respectively,

and

charges

against

the

allowance

for

customer

credit

losses

were

approximately
$
654,000
,

$
554,000

and

$
280,000

for

the

fiscal

years

ended

February

1,

2025,

February

3,

2024

and
January

28,

2023,

respectively.

Expenses

relating

to

the

allowance

for

customer

credit

losses

are
classified

as

a

component

of

Selling,

general

and

administrative

expense

in

the

accompanying
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).

During fiscal 2024, the Company received $
8.6

million from the insurance claim settlement and sale of
its corporate

jet, which

had sustained

damage in

fiscal 2023.

The Company

recorded a

net gain

of $
3.2
million which

is included

in Interest

and other

income in

the accompanying

Consolidated Statements

of
Income (Loss) and Comprehensive Income (Loss) for the year ended February

1, 2025.

6. Property and Equipment:
Property and equipment consist of the following (in thousands):
February 1, 2025 February 3, 2024
Land and improvements

$
13,593
$
13,755
Buildings

35,950
35,756
Leasehold improvements

72,608
74,782
Fixtures and equipment

161,950
155,357
Information technology equipment and software
33,751
39,904
Construction in progress

928
18,034
Total

318,780
337,588
Less accumulated depreciation

258,454
273,566
Property and equipment — net

$
60,326
$
64,022

Construction in progress primarily represents costs related to new store development,
distribution center improvements and investments in new technology.

7. Accrued Expenses:
Accrued expenses consist of the following (in thousands):
February 1, 2025 February 3, 2024
Accrued employment and related items

$
8,189
$
4,736
Property and other taxes

13,261
13,544
Accrued self-insurance

8,593
9,500
Fixed assets
329
942
Other

11,345
8,682
Total

$
41,717
$
37,404

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
58
8.

Financing Arrangements:
At February 1,

2025, the Company had

an unsecured revolving credit

agreement, which provided

for
borrowings of

up to

$
35.0

million less

the balance

of any

revocable letters

of credit

related to

purchase
commitments, and

was committed

through
May 2027
. The

credit agreement

contained various

financial
covenants and limitations, including the maintenance of specific financial ratios with which the Company
was not in compliance as of

February 1, 2025. There were
no

borrowings outstanding, or any outstanding
letters of

credit, under

this credit

facility as

of the

fiscal year

ended February

1, 2025

or

the fiscal

year
ended

February 3,

2024.

On

March

13,

2025,

the

Company terminated

the

unsecured revolving

line

of
credit when it entered into

a new $
35.0

million asset-backed revolving line of credit

(the “ABL Facility”)
secured primarily by

inventory and third-party

credit card receivables.

As of March

31, 2025 there

were
no

borrowings

under

the

ABL

Facility

and

availability

under

the

ABL

Facility

was

$
30.0

million.

For
additional information regarding the ABL Facility, see Note 1 to the Consolidated Financial Statements.
The

Company

had
no

outstanding

revocable

letters

of

credit

relating

to

purchase

commitments

at
February 1, 2025 or at February 3, 2024.

On April 25,

2024, the Company amended

the now terminated

unsecured revolving credit agreement
to modify a definition used in calculating the Company’s

minimum EBITDAR coverage ratio to add back
certain

income

tax

receivables

included

in

the

calculation

of

the

ratio.

On

November

1,

2024,

the
Company

amended

the

now

terminated

unsecured

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

The Company

is obligated

to make

a minimum

contribution to

cover plan
administrative expenses.

Further Company

contributions

are

at the

discretion of

the

Board of

Directors.
The Company

made no

contribution for

the year

ended February

1, 2025.

The Company’s

contributions

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
59
for

the

years

ended

February

3,

2024

and

January

28,

2023

were

approximately

$
1,099,000

and
$
1,184,000
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

2024

and

fiscal

2023,

the

Committee did

not

approve

a

contribution

to

the

ESOP

for

the
years

ended

February 1,

2025

and

February 3,

2024.

The

Company’s

contribution was

$
32,510

for

the
year ended January 28, 2023.

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

The components of lease cost are shown below (in thousands):

` Fiscal Year Ended
February 1, 2025 February 3, 2024 January 28, 2023
Operating lease cost (a) $
67,174
$
70,363
$
71,513
Variable

lease cost (b)
$
2,275
$
2,646
$
3,127
(a) Includes right-of-use asset amortization of ($
0.8
) million, ($
1.3
) million, and ($
1.7
) million for the twelve months ended
February 1, 2025, February 3, 2024, and January 28, 2023 respectively.
(b) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.

Supplemental cash flow

information and

non-cash activity related

to the

Company’s operating

leases
are as follows (in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
60

Operating cash flow information:
Fiscal Year Ended
February 1, 2025
February 3, 2024 January 28, 2023
Cash paid for amounts included in the measurement of
lease liabilities
$
60,717
$
65,872
$
67,194
Non-cash activity:
Right-of-use assets obtained in exchange for lease
obligations, net of rent violations $
53,419
$
44,284
$
57,628

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
61

Weighted-average

remaining lease

term and

discount rate

for the

Company’s

operating leases

are as
follows:

`
As of
February 1, 2025 February 3, 2024
Weighted-average remaining lease term
2.3

years
2.3

years
Weighted-average discount rate
4.83%
4.58%

Maturities

of

lease

liabilities

by

fiscal

year

for

the

Company’s

operating

leases

are

as

follows

(in
thousands):

Fiscal Year
2025 $
64,565
2026
43,208
2027
28,057
2028
16,596
2029
7,931
Thereafter
1,280
Total lease payments
161,637
Less: Imputed interest
15,741
Present value of lease liabilities
$
145,896
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

February

1,
2025, the

Company had

gross unrecognized

tax benefits

totaling approximately

$
3.2

million.

Including
the gross unrecognized tax benefits,

and interest and penalties, $
4.3

million would affect the

effective tax
rate

if

recognized.

The

Company

had

approximately

$
1.7

million,

$
1.8

million

and

$
2.0

million

of
interest and

penalties accrued related

to uncertain tax

positions as of

February 1, 2025,

February 3, 2024
and

January

28,

2023,

respectively.

The

Company

recognizes

interest

and

penalties

related

to

the
resolution of

uncertain tax

positions as

a component

of

income tax

expense.

The Company

recognized
$
295,000
,

$
393,000

and

$
517,000

of

interest

and

penalties

in

the

Consolidated

Statements

of

Income
(Loss)

and

Comprehensive Income

(Loss)

for

the

years

ended

February 1,

2025,

February

3,

2024

and
January

28,

2023,

respectively.

The

Company

is

no

longer

subject

to

U.S.

federal

income

tax
examinations

for

years

before

2021.

In

state

and

local

tax

jurisdictions,

the

Company

has

limited
exposure before

2014.

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
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
62

`
February 1, 2025
February 3, 2024 January 28, 2023
Fiscal Year

Ended
Balances, beginning
$
3,897
$
4,886
$
5,286

Additions for tax positions of the current year
65
76
431

Additions for tax positions of prior years
-
-
137
Reduction for tax positions of prior years for:

Lapses of applicable statutes of limitations
(728)
(1,065)
(968)
Balances, ending
$
3,234
$
3,897
$
4,886

The provision for income taxes consists of

the following (in thousands):

`
February 1, 2025 February 3, 2024 January 28, 2023
Fiscal Year

Ended
Current income taxes:

Federal
$
(128)
$
(148)
$
(817)

State
395
(334)
(231)

Foreign
1,677
1,898
2,403

Total
1,944
1,416
1,355
Deferred income taxes:

Federal
-
6,613
200

State
-
2,093
186

Foreign
-
18
-

Total
-
8,724
386
Total income tax expense
$
1,944
$
10,140
$
1,741

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
63

Significant

components of

the

Company’s deferred

tax assets

and liabilities

as of

February 1,

2025

and
February 3, 2024 are as follows

(in thousands):

February 1, 2025 February 3, 2024
Deferred tax assets:
Allowance for customer credit losses $
124
$
150
Inventory valuation
1,584
1,076
Non-deductible accrued liabilities
1,587
1,367
Other taxes
834
862
Federal benefit of uncertain tax positions
655
712
Equity compensation expense
2,750
2,975
Federal tax credits
928
379
Net operating losses
11,147
7,854
Charitable contribution carryover
264
265
Lease liabilities
33,077
34,810
Property and equipment
4,735
3,885
Amortization
1,774
1,401
Other
1,776
2,150
Total deferred

tax assets before valuation allowance
61,235
57,886
Valuation

allowance
(23,151)
(17,998)
Total deferred

tax assets after valuation allowance
38,084
39,888
Deferred tax liabilities:
Right-of-Use assets
38,000
39,721
Accrued self-insurance reserves
84
167
Total deferred

tax liabilities
38,084
39,888
Net deferred tax assets $
-
$
-
The changes in the valuation allowance are presented below:
February 1, 2025 February 3, 2024 January 28, 2023
Valuation

Allowance Beginning Balance
$
(17,998)
$
(5,058)
$
(4,473)
Net Valuation

Allowance (Additions) / Reductions
(5,153)
(12,940)
(585)
Valuation

Allowance Ending Balance
$
(23,151)
$
(17,998)
$
(5,058)
As of February

1, 2025, the

Company had $
8.0

million of net

deferred tax assets

attributable to state

net
operating

loss

carryforwards

and

$
0.2

million

of

other

deferred

tax

assets

affecting

state

income

tax.

The
Company assessed the likelihood that deferred tax

assets related to state net operating

loss carryforwards and
other deferred tax

assets affecting state

income tax will

be realized. Based

on this assessment,

the Company
concluded that it is more likely than not the Company will not be able to realize $
8.0

million and $
0.2

million
of the

net operating losses

and other

deferred assets, respectively,

and accordingly, has

recorded a

valuation
allowance for the same amount.
As

of

February

1,

2025,

the

Company

had

$
14.9

million

of

net

deferred tax

assets

attributable to

U.S.
federal net

operating

loss

carryforwards,

other

credit carryforwards

and

all

other deferred

tax assets

net of
deferred tax liabilities.

The Company assessed the likelihood that deferred tax

assets related to net operating
loss

carryforwards,

credit

carryforwards

and

all

other

remaining

deferred

tax

assets

net

of

deferred

tax
liabilities will be

realized.

Based on this

assessment, the Company

concluded that it

is more likely

than not
the

Company

will

not

be

able

to

realize

$
3.2

million

of

net

operating

loss

carryforwards,

$
0.9

million

of
credit carryforwards and $
10.8

million of remaining deferred tax assets

net of deferred tax liabilities.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
64
The net change

in the valuation

allowance of $
5.2

million for the

year ended February

1, 2025

is due to
recording a valuation allowance of

$
3.9

million against net deferred tax assets

attributable to U.S. federal net
operating loss

carryforwards, other

credit carryforwards

and all

other deferred

tax assets

net of

deferred tax
liabilities, including $
1.3

million against state net operating losses. The net change in the valuation allowance for

the

year

ended

February

3,

2024

is

U.S.

federal

net

operating

loss

carryforwards,

other

credit
carryforwards, all

other deferred

tax assets

net of

deferred tax

liabilities, state

net operating

losses and

state
tax credits.
As

of

February

1,

2025,

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
21.3

million of cumulative earnings from non-U.S. subsidiaries.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
65

The reconciliation of the Company’s effective

income tax rate with the

statutory rate is as follows:

`
February 1, 2025
February 3, 2024 January 28, 2023
Fiscal Year

Ended
Federal income tax rate
21.0
%
21.0
%
21.0
%
State income taxes
4.4
4.5
(36.4)
Global intangible low-taxed income
(24.6)
(33.4)
333.0
Foreign tax credit
-
0.3
(11.2)
Foreign rate differential
5.5
7.8
(74.4)
Offshore claim
11.0
15.2
(141.2)
Limitation on officer compensation
(2.7)
(3.1)
27.2
Work opportunity credit
1.9
1.5
(63.7)
Addback on wage related credits
(0.4)
(0.3)
13.4
Tax credits - Other
0.6
0.5
(14.4)
Insurance
-
-
(8.1)
Charitable contribution of inventory
-
(0.6)
-
Uncertain tax positions
4.5
7.4
(18.7)
Deferred rate change
-
-
1.1
Valuation

allowance
(31.0)
(96.0)
70.9
Other
(2.3)
1.7
(0.1)
Effective income tax rate
(12.1)
%
(73.5)
%
98.4
%

The

largest

driver

for

the

difference

between

the

Company’s

effective

income

tax

rate

for

the

year
ended February 1, 2025 and the

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
The

Company’s

President

and

Chief

Executive

Officer

is

the

Company’s

chief

operating

decision
maker

(“CODM”).

The

structure

described

above

reflects

the

manner

in

which

the

CODM

regularly

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
66

assesses information for

decision-making purposes, including

the allocation

of resources.

The Company
also provides corporate services, including finance, information technology, and corporate administration, to its segments which

are fully allocated to

the retail segment.

Interest and other income

from assets held
for

investment

and

sale

are

not

included

in

assessing

the

segments’

performance

and

therefore

not
allocated to either segment.
The

CODM

manages

and

evaluates

the

segments’

operating

performance

based

on

segment

sales,
expenses, and

profit or

loss from

operations before

income taxes

as presented

in the

Company’s

annual
budget and forecasting process,

as well as

monthly analyses of budget-to-actual

and prior year

variances.

Segment

expenses

and

other

items

primarily

include

cost

of

goods

sold,

selling,

general

and
administrative

expenses,

depreciation

and

interest

and

other

income.

Assessment

and

approval

of

all
capital

expenditures

are

determined

to

be

in

support

of

and

based

on

the

needs

of

the

retail

segment;
however,

the

CODM

does

not

evaluate

performance

or

allocate

resources

based

on

segment

asset
balances; therefore, total segment assets are not presented in the tables below.

The accounting

policies of

the segments are

the same

as those

described in the

Summary of

Significant
Accounting Policies in

Note 1. The Company

evaluates performance based on

profit or loss from

operations
before income taxes.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
67
The following schedule summarizes certain segment

information (in thousands):

`
Fiscal 2024 Retail Credit Total
Total Revenues $
647,110
$
2,696
$
649,806
Cost of goods sold (a)
436,440
-
436,440
Selling, general, and administrative (b)
162,367
1,630
163,997
Corporate overhead
67,492
-
67,492
Depreciation
9,817
-
9,817
Interest and other income
(410)
(1,162)
(1,572)
Income (loss) before income taxes $
(28,596)
$
2,228
$
(26,368)
Corporate interest and other income
(10,255)
Net income (loss) before income taxes $
(16,113)
Capital expenditures $
7,872
$
-
$
7,872
Fiscal 2023 Retail Credit Total
Total Revenues $
705,419
$
2,640
$
708,059
Cost of goods sold (a)
464,313
-
464,313
Selling, general, and administrative (b)
176,205
1,632
177,837
Corporate overhead
74,940
-
74,940
Depreciation
9,871
-
9,871
Interest and other income
(267)
(737)
(1,004)
Income (loss) before income taxes $
(19,643)
$
1,745
$
(17,898)
Corporate interest and other income
(4,097)
Net income (loss) before income taxes $
(13,801)
Capital expenditures $
12,532
$
-
$
12,532
Fiscal 2022 Retail Credit Total
Total Revenues $
757,017
$
2,243
$
759,260
Cost of goods sold (a)
509,664
-
509,664
Selling, general, and administrative (b)
173,854
1,497
175,351
Corporate overhead
67,297
-
67,297
Depreciation
11,079
1
11,080
Interest and other income
(167)
(388)
(555)
Income (loss) before income taxes $
(4,710)
$
1,133
$
(3,577)
Corporate interest and other income
(5,347)
Net income (loss) before income taxes $
1,770
Capital expenditures $
19,433
$
-
$
19,433
(a) Refer to Note 1 for additional information on the components of Cost of goods sold.
(b) Selling, general, and administrative expense include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees.

14.

Stock Based Compensation:

As

of

February

1,

2025,

the

Company’s

2018

Incentive

Compensation

Plan

was

available

for

the
granting

of

various

forms

of

equity-based awards,

including

restricted stock

and stock

options for

grant to
officers, directors and key employees.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
68

The following table presents the number of options and shares of restricted stock initially authorized
and available for grant under this plan as of February 1, 2025:

` 2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant:

February 3, 2024
3,147,393

February 1, 2025
2,797,601
In accordance with ASC 718, the fair value of restricted stock awards is estimated on the date of grant based

on

the

market

price

of

the

Company’s

stock

and

is

amortized

to

compensation

expense

on

a
straight-line basis

over a
five-year

vesting period.

As of

February 1,

2025, there

was $
7,276,356

of total
unrecognized compensation

expense related

to unvested

restricted stock

awards, which

is expected

to be
recognized over a remaining weighted-average vesting period of
1.9

years.

The total grant date fair value
of

the

shares

recognized

as

compensation

expense

during

the

twelve

months

ended

February

1,

2025,
February 3,

2024 and

January 28,

2023 was

$
2,270,000
, $
4,105,000

and $
2,556,000
, respectively.

The
expenses

are

classified

as

a

component

of

Selling,

general

and

administrative

expenses

in

the
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss).
The following summary shows

the changes in the

shares of unvested

restricted stock outstanding

during
the years ended February 1, 2025,

February 3, 2024 and January 28, 2023:

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

Forfeited or expired
(132,824)
11.73

Restricted stock awards at February 3, 2024
1,123,873
$
11.32

Granted
386,900
4.80

Vested
(232,696)
13.22

Forfeited or expired
(62,896)
9.21

Restricted stock awards at February 1, 2025
1,215,181
$
8.98

The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a
limited

number

of

shares

of

the

Company’s

Class

A

Common

Stock

during

each

semi-annual

offering
period at

a
15
% discount through

payroll deductions. During

the twelve

month period ended

February 1,
2025, the

Company sold
73,593

shares to

employees at an

average discount of

$
0.81

per share

under the
Employee Stock Purchase Plan.

The compensation expense

recognized for the
15
% discount given

under
the

Employee

Stock

Purchase

Plan

was

approximately

$
60,000
,

$
67,000

and

$
54,000

for

fiscal

years
2024, 2023 and 2022,

respectively.

These expenses are classified

as a component of

Selling, general and
administrative expenses.

15.

Commitments and Contingencies:

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
69

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
any

particular

reporting

period.

The

Company

accrues

for

these

matters

when

the

liability

is

deemed
probable and reasonably estimable.
16.

Accumulated Other Comprehensive Income:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (in thousands) for the

year ended February 1, 2025:

`
Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2024 $
395

Other comprehensive income (loss) before

reclassification
541

Amounts reclassified from accumulated

other comprehensive income (b)
(783)
Net current-period other comprehensive income
(loss)
(242)
Ending Balance at February 1, 2025 $
153
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other
comprehensive income.
(b) Includes
$1,015

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities.

The tax impact of this reclassification was $
232
.
Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— (Continued)
70

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
71

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

1, 2025.

Based on this

evaluation, our Principal

Executive Officer

and Principal Financial

Officer concluded that,
as

of

February 1,

2025, our

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
2025

based

on

the

Internal

Control

–

Integrated

Framework
(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”).

Based

on

this

evaluation,
management concluded

that our

internal control

over financial

reporting was

effective as

of February

1,
2025.

PricewaterhouseCoopers

LLP,

an

independent

registered

public

accounting

firm,

has

audited

the
effectiveness of our internal

control over financial reporting as

of February 1, 2025, as

stated in its report
which is included herein.
Changes in Internal Control Over Financial Reporting

No

change

in

the

Company’s

internal

control

over

financial

reporting

(as

defined

in

Exchange

Act
Rule

13a-15(f))

has

occurred

during

the

Company’s

fiscal

quarter

ended

February

1,

2025

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

1,

2025,

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

2025

annual

stockholders’

meeting

(the

“2025

Proxy

Statement”)

is

incorporated

by
reference

in

response

to

this

Item 10.

The

information

in

response

to

this

Item 10

regarding

executive
officers

of the

Company is

contained in

Item 3A, Part I

hereof under

the caption

“Executive Officers

of
the Registrant.”
Item 11. Executive Compensation:

Information contained under the captions

“2024 Executive Compensation” (except for

the information
under

the

heading

“Pay

Versus

Performance”),

“Fiscal

Year

2024

Director

Compensation,”

and
“Corporate

Governance

Matters-Compensation

Committee

Interlocks

and

Insider

Participation”

in

the
Company’s 2025 Proxy Statement is incorporated by reference in response to this Item.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder

Matters:
Equity Compensation Plan Information

The

following

table

provides

information

about

stock

options

outstanding

and

shares

available

for
future awards under all of the Company’s equity compensation plans. The information is as of February

1,
2025.
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
2,881,975
Equity compensation plans not

approved by security holders

- - -
Total

- -
2,881,975

(1)

There are no outstanding stock options, warrants or stock appreciation rights.

(2)

Includes the following:

Under

the

Company’s

stock

incentive

plan,

referred

to

as

the

2018

Incentive

Compensation

Plan,

2,797,601

shares

are

available

for

grant.

Under

this

plan,

non-
qualified stock options may be granted to key associates.

Under

the

2021

Employee

Stock

Purchase

Plan,

84,374

shares

are

available.

Eligible

associates
may

participate

in

the

purchase

of

designated

shares

of

the

Company’s

common

stock.

The
purchase price of this stock is equal to 85% of the lower of the closing price at the beginning or the
end of each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Owners and Management” in the
2025 Proxy Statement is incorporated by reference in response to this Item.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence:

Information

contained

under

the

caption

“Certain

Relationships

and

Related

Person

Transactions,”
“Corporate

Governance

Matters-Director

Independence”

and

“Meetings

and

Committees”

in

the

2025
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

2025

Proxy

Statement

is
incorporated by reference in response to this Item.

PART

IV
Item 15. Exhibits and Financial Statement Schedules:

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Page

Report of Independent Registered Public Accounting Firm

....................................................................

38
Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss) for the fiscal

years ended February 1, 2025, February 3, 2024 and January 28, 2023

................................................

41
Consolidated Balance Sheets at February 1, 2025 and February

3, 2024

.................................................

42
Consolidated Statements of Cash Flows for the fiscal years ended

February 1, 2025, February 3, 2024

and January 28, 2023 ................................................................................................................................

43
Consolidated Statements of Stockholders’ Equity for the fiscal years ended

February 1, 2025,

February 3, 2024 and January 28, 2023

....................................................................................................

44
Notes to Consolidated Financial Statements

.............................................................................................

45

(2) Financial Statement Schedule: The following report and

financial statement schedule is filed

herewith:
Schedule II — Valuation and Qualifying Accounts .................................................................................

80

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
10.1*
The Cato Corporation 2013 Employee Stock Purchase Plan (Amended and Restated as of
April 1, 2021) incorporated by reference to Appendix A to Proxy Statement of the
Registrant filed on April 8, 2021.
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
10.12
Second Amendment, dated as of August 9, 2023, to Credit Agreement, dated as of May 19
2022, among the Registrant, the banks party thereto and Wells Fargo Bank, National
Association incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended July 29, 2023.
10.13
Third Amendment, dated as of October 24, 2023, to Credit Agreement, dated as of May 19
2022, among the Registrant, the banks party thereto and Wells Fargo Bank, National
Association incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended October 28, 2023.
10.14
Fourth Amendment, dated as of April 25, 2024, to Credit Agreement, dated as of May 19
2022, among the Registrant, the banks party thereto and Wells Fargo Bank, National
Association incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the Quarter ended May 4, 2024.

10.15
Fifth Amendment, dated as of November 1, 2024, to Credit Agreement, dated as of May
19, 2022, among the Registrant, the banks party thereto and Wells Fargo Bank, National
Association incorporated by reference to Exhibit 10.1 to Form 10-Q of the Registrant for the quarter ended November 2, 2024.
10.16
Credit Agreement, dated as of March 13, 2025, by and among Wells Fargo Bank, National
Association, as Lender, and The Cato Corporation and certain of its subsidiaries as
Borrowers and certain of its other subsidiaries as Guarantors, incorporated by reference to
Exhibit 10.1 to Form 8-K of the Registrant filed March 19, 2025.
19.1**
Insider Trading Policy of the Registrant.

21.1**

Subsidiaries of Registrant.

23.1**

Consent of Independent Registered Public Accounting Firm.

31.1**

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2**

Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**

Section 1350 Certification of Chief Executive Officer.

32.2**

Section 1350 Certification of Chief Financial Officer.
97.1
Registrant’s Dodd-Frank Clawback Policy incorporated by reference to Exhibit 97.1 to
Form 10-K of the Registrant for the fiscal year ended February 3, 2024.
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
The Cato Corporation
By
/s/ JOHN P.

D. CATO
By /s/ CHARLES D. KNIGHT

John P.

D. Cato
Chairman, President and
Chief Executive Officer
Charles D. Knight
Executive Vice President
Chief Financial Officer
By
/s/ JEFFREY R. SHOCK
Jeffrey R. Shock
Senior Vice President
Controller
Date: March 31, 2025

Pursuant to the

requirements of the

Securities Exchange

Act of 1934,

this report has

been signed below

on March 31,

2025
by the following persons on behalf of the Registrant and in the capacities indicated:

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
Additions charged to costs and expenses

578
16,063
Additions (reductions) charged to other accounts

72
(c)
467
Deductions

(706)
(d)
(15,075)
Balance at February 3, 2024 $
705
$
9,128
Additions charged to costs and expenses

654
14,304
Additions (reductions) charged to other accounts

65
(c)
(522)
Deductions

(843)
(d)
(14,791)
Balance at February 1, 2025 $
581
$
8,119
(a)

Deducted from trade accounts receivable.
(b)

Reserve for Workers' Compensation,

General Liability and Healthcare.
(c)

Recoveries of amounts previously written off.
(d)

Uncollectible accounts written off.