Form 10-Q
period 2025-05-03
CATO CORP
filed 2025-05-29
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
May 3, 2025
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
Yes
☑
No
As of

May 3,

2025, there

were
17,973,355

shares of Class A

common stock

and
1,763,652

shares of

Class B common stock

outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended May 3, 2025
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income 2
For the Three Months Ended

May 3, 2025 and May 4, 2024
Condensed Consolidated Balance Sheets 3
At May 3, 2025 and

February 1, 2025

Condensed Consolidated Statements of Cash Flows 4
For the Three Months Ended May 3, 2025 and

May 4, 2024
Condensed Consolidated Statements of Stockholders’ Equity 5
For the Three Months Ended May 3, 2025 and

May 4, 2024
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
Item 4. Mine Safety Disclosures 29
Item 5. Other Information 29
Item 6. Exhibits 29
Signatures 30

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended
May 3, 2025
May 4, 2024
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
168,419
$
175,272

Other revenue (principally finance charges, late fees and

layaway charges)
1,823
1,827

Total revenues
170,242
177,099
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown below)
109,318
112,505

Selling, general and administrative (exclusive of depreciation shown below)
55,325
56,752

Depreciation
2,564
2,040

Interest and other income
(1,202)
(5,821)

Costs and expenses, net
166,005
165,476
Income before income taxes
4,237
11,623
Income tax expense
928
649
Net income $
3,309
$
10,974
Basic earnings per share $
0.17
$
0.54
Diluted earnings per share $
0.17
$
0.54
Comprehensive income:
Net income $
3,309
$
10,974
Unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
0

for each of the three months
38
(748)

ended May 3, 2025 and May 4, 2024
Comprehensive income $
3,347
$
10,226
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
May 3, 2025 February 1, 2025
(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents

$
31,346
$
20,279
Short-term investments

48,609
57,423
Restricted cash
2,675
2,799
Accounts receivable, net of allowance for customer credit losses of

$
584

and $
581

at May 3, 2025 and February 1, 2025, respectively
26,830
24,540
Merchandise inventories

109,430
110,739
Prepaid expenses and other current assets
7,560
7,406

Total Current Assets

226,450
223,186
Property and equipment – net

58,767
60,326
Other assets

19,863
19,979
Right-of-Use assets – net

135,726
148,870

Total Assets

$
440,806
$
452,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
90,876
$
88,641
Accrued expenses

38,253
41,717
Accrued bonus and benefits

326
326
Accrued income taxes

545
-
Current lease liability
52,524
57,555

Total Current Liabilities

182,524
188,239
Other noncurrent liabilities
13,293
13,485
Lease liability
80,072
88,341
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized,
none

issued
-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
17,973,355

and
18,313,929

shares issued

at May 3, 2025 and February 1, 2025, respectively
607
619
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;
1,763,652

shares issued at May 3, 2025 and February 1, 2025
59
59
Additional paid-in capital

129,786
129,530
Retained earnings

34,274
31,935
Accumulated other comprehensive income

191
153

Total Stockholders' Equity

164,917
162,296

Total Liabilities and Stockholders’ Equity

$
440,806
$
452,361
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Three Months Ended
May 3, 2025
May 4, 2024
(Dollars in thousands)
Operating Activities:
Net income $
3,309
$
10,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation
2,564
2,040
Provision for customer credit losses
215
171
Purchase premium and premium amortization of investments
(81)
(136)
Gain on sale of assets held for investment
(34)
(4,093)
Share-based compensation
193
(38)
(Gain) Loss on disposal of property and equipment
(30)
65
Changes in operating assets and liabilities which provided (used) cash:

Accounts receivable
(2,505)
(1,836)

Merchandise inventories
1,309
(2,714)

Prepaid and other assets
(38)
27

Operating lease right-of-use assets and liabilities
(156)
(435)

Accrued income taxes
-
518

Accounts payable, accrued expenses and other liabilities
(878)
1,163
Net cash provided by operating activities
3,868
5,706
Investing Activities:
Expenditures for property and equipment

(1,019)
(3,261)
Purchase of short-term investments
(2,262)
(8,572)
Sales of short-term investments
11,195
21,413
Sales of other assets
34
5,034
Net cash provided by investing activities
7,948
14,614
Financing Activities:
Dividends paid
-
(3,523)
Repurchase of common stock
(935)
(2,237)
Proceeds from employee stock purchase plan
62
161
Net cash used by financing activities
(873)
(5,599)
Net increase in cash, cash equivalents, and restricted cash
10,943
14,721
Cash, cash equivalents, and restricted cash at beginning of period
23,078
27,913
Cash, cash equivalents, and restricted cash at end of period

$
34,021
$
42,634
Non-cash activity:
Accrued other assets and property and equipment expenditures $
284
$
491
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income (Loss) Equity
(Dollars in thousands, except per share data)
Balance — February 1, 2025
$
678
$
129,530
$
31,935
$
153
$
162,296
Comprehensive income:

Net income
-
-
3,309
-
3,309

Unrealized net gain on available-for-sale securities, net of deferred income tax benefit of $
0
-
-
-
38
38
Class A common stock sold through employee stock purchase

plan
-
72
-
-
72
Share-based compensation issuances and exercises
(2)
-
-
-
(2)
Share-based compensation expense
-
184
(73)
-
111
Repurchase and retirement of treasury shares
(10)
-
(897)
-
(907)
Balance — May 3, 2025 $
666
$
129,786
$
34,274
$
191
$
164,917
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income (Loss) Equity
(Dollars in thousands, except per share data)
Balance — February 3, 2024 $
694
$
126,953
$
64,279
$
395
$
192,321
Comprehensive income:

Net income
-
-
10,974
-
10,974

Unrealized net loss on available-for-sale securities, net of deferred income tax benefit of $
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
6

NOTE 1 - GENERAL :
The condensed consolidated

financial statements as

of May 3,

2025 and for

the three months

ended May
3, 2025 and May 4, 2024 have been prepared from the accounting records of The Cato Corporation and its
wholly-owned

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
February 1,

2025.

Amounts as

of February 1,

2025 have been

derived from the

audited annual

financial
statements, but

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

for Class A and

Class B shares and

the EPS amounts reported

herein are applicable
to both Class A and Class B

shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan.

Three Months Ended
May 3, 2025 May 4, 2024
(Dollars in thousands, except per share data)
Numerator
Net earnings $
3,309
$
10,974
Earnings allocated to non-vested equity awards
(192)
(557)
Net earnings available to common stockholders $
3,117
$
10,417
Denominator
Basic weighted average common shares outstanding
18,684,837
19,356,789
Diluted weighted average common shares outstanding
18,684,837
19,356,789
Net income per common share
Basic earnings per share
$
0.17
$
0.54
Diluted earnings per share $
0.17
$
0.54

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
8

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

reclassification

out

of

Accumulated

other
comprehensive income (loss) (in thousands) for

the three months ended May 3,

2025:

Changes in Accumulated Other

Comprehensive Income (Loss) (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2025 $
153

Other comprehensive income (loss) before

reclassification
72

Amounts reclassified from accumulated

other comprehensive income (b)
(34)
Net current-period other comprehensive income (loss)
38
Ending Balance at May 3, 2025 $
191
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
34

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net realized gains on available-for-sale securities. The tax impact of this reclassification was $
0
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
+
(b) Includes $
892

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net gains on available-for-sale securities. The tax impact of this reclassification was $

.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
9

NOTE 4 – FINANCING ARRANGEMENTS:
On March 13, 2025, the Company,

as borrower, and certain other

domestic subsidiaries, as borrowers and
guarantors, entered

into a

Credit Agreement

(the “ABL

Credit Agreement”)

and related

loan documents,
by

and

among

the

Company,

certain

other

of

the

Company’s

domestic

subsidiaries,

and

Wells

Fargo
Bank,

National

Association,

as

the

lender

(the

“Lender”),

to

establish

an

asset-based

revolving

credit
facility (the “ABL

Facility”) in an

amount up to

$
35.0

million. The proceeds from

the ABL Facility

may
be used to provide funding for ongoing working capital and general corporate purposes.
The ABL

Credit Agreement

is committed

through
May 2027

and is

secured primarily

by inventory

and
third-party credit

card receivables.

There

were
no

borrowings outstanding

and the

availability under

the
facility was

$
30.0

million before

giving effect

to a

$
3.0

million outstanding

letter of

credit that

reduced
borrowing availability to

$
27.0

million as

of May 3,

2025.

The weighted

average interest rate

under the
credit facility was
zero

at May 3, 2025 due to
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
in

a

similar

manner

through

the

Company’s

single

distribution

center

and

is

subsequently

distributed

to
customers in a

similar manner. The

Company operates

its

women’s

fashion

specialty

retail

stores

in
31
states as of May 3, 2025, principally in the southeastern United States.

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
The CODM manages

and evaluates the

segments’ operating performance

based on segment

sales, expenses,
and

profit

or

loss

from

operations

before

income

taxes

as

presented

in

the

Company’s

annual

budget

and
forecasting

process,

as

well

as

monthly

analyses

of

budget-to-actual

and

prior

year

variances.

Segment

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
10

expenses and

other items

primarily include

cost of

goods sold,

selling, general

and administrative expenses,
depreciation

and

interest

and

other

income.

Assessment

and

approval

of

all

capital

expenditures

are
determined to

be in

support of

and based

on the

needs of

the retail

segment; however,

the CODM

does not
evaluate

performance

or

allocate

resources

based

on

segment

asset

balances

and,

therefore,

total

segment
assets are not presented in

the tables below.
The

accounting

policies

of

the

segments

are

the

same

as

those

described

in

the

Summary

of

Significant
Accounting

Policies

in

Note

1

of the

consolidated

financial statements

included in

the

Company’s Annual
Report on Form 10-K for the fiscal year ended February 1, 2025. The Company evaluates performance based on profit or loss from

operations before income taxes.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
11
NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):
The following schedule summarizes certain segment

information (in thousands):

Three Months Ended
May 3, 2025 Retail Credit Total
Revenues $
169,577
$
665
$
170,242
Cost of goods sold
109,318
-
109,318
Selling, general, and administrative (a)
39,159
387
39,546
Corporate overhead
15,779
-
15,779
Depreciation
2,564
-
2,564
Interest and other income
(105)
(303)
(408)
Income (loss) before income taxes $
2,862
$
581
$
3,443
Corporate interest and other income
(794)
Income (loss) before income taxes $
4,237
Capital expenditures $
1,019
$
-
$
1,019
Three Months Ended
May 4, 2024 Retail Credit Total
Revenues $
176,430
$
669
$
177,099
Cost of goods sold
112,505
-
112,505
Selling, general, and administrative (a)
40,968
408
41,376
Corporate overhead
15,376
-
15,376
Depreciation
2,040
-
2,040
Interest and other income
(90)
(235)
(325)
Income (loss) before income taxes $
5,630
$
497
$
6,127
Corporate interest and other income
(5,496)
Income (loss) before income taxes $
11,623
Capital expenditures $
3,261
$
-
$
3,261
(a) Selling, general, and administrative expense

include corporate and store payroll, related

payroll taxes and benefits, insurance, supplies, advertising,

bank and credit card

processing fees.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
12

NOTE 6 – SHARE-BASED COMPENSATION:
As

of

May

3,

2025,

the

Company

had

the

2018

Incentive

Compensation

Plan

for

the

granting

of

various
forms of equity-based awards,

including restricted stock

and stock options for

grant to officers, directors

and
key employees.

The

following

table

presents

the

number

of

options

and

shares

of

restricted

stock

initially

authorized

and
available for grant under this plan as

of May 3, 2025:

2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,865,875
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to compensation expense on a

straight-line basis over the related vesting periods.

As of May 3,
2025

and

February

1,

2025,

there

was

$
6,298,000

and

$
7,276,000
,

respectively,

of

total

unrecognized
compensation

expense

related

to

unvested

restricted

stock

awards,

which

had

a

remaining

weighted-
average vesting

period

of
2.1

years

and
1.9

years,

respectively.

The

total

compensation

expense during
the three months ended May 3, 2025 was $
109,000

compared to a benefit of $
66,000

for the three months
ended

May

4,

2024.

This

compensation

activity

is

classified

as

a

component

of

Selling,

general

and
administrative expenses in the Condensed Consolidated Statements of Income.
The following summary

shows the changes

in the number

of shares of

unvested restricted stock

outstanding
during

the three months ended May

3, 2025:

Weighted Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at February 1, 2025
1,215,181
$
8.98
Granted
-
-
Vested
(225,924)
12.89
Forfeited or expired
(68,274)
8.33
Restricted stock awards at May 3, 2025
920,983
$
8.07

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
13
NOTE 6 – SHARE-BASED COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount through payroll deductions. During the

three months ended May 3, 2025

and May 4, 2024, the
Company sold
21,736

and
33,317

shares to employees

at an

average discount of

$
0.50

and $
0.86

per share,
respectively, under

the Employee

Stock Purchase

Plan. The

compensation expense

recognized for

the
15
%
discount

given

under

the

Employee

Stock

Purchase

Plan

was

approximately

$
11,000

and

$
29,000

for

the
three

months

ended

May

3,

2025

and

May

4,

2024,

respectively.

These

expenses

are

classified

as

a
component

of

Selling,

general

and

administrative

expenses

in

the

Condensed

Consolidated

Statements

of
Income.

NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets

and

liabilities that

are
measured at fair value (in thousands)

as of May 3, 2025 and

February 1, 2025:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
May 3, 2025
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
697
$
-
$
697
$
-

Corporate Bonds
45,601
-
45,601
-

U.S. Treasury/Agencies Notes and Bonds
2,267
-
2,267
-

Cash Surrender Value of Life Insurance
9,184
-
-
9,184

Asset-backed Securities (ABS)
44
-
44
-
Total Assets $
57,793
$
-
$
48,609
$
9,184
Liabilities:

Deferred Compensation
$
(8,236)
$
-
$
-
$
(8,236)
Total Liabilities $
(8,236)
$
-
$
-
$
(8,236)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
14
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

or better at May 3, 2025

and February
1,

2025.

The

state,

municipal

and corporate

bonds and

asset-backed securities

have

contractual

maturities
which

range

from
10 days

to
2.9

years.

The

U.S.

Treasury/Agencies

notes

and

bonds

have

contractual
maturities which range from
3

months to
1.0

year.

Additionally,

at

May

3,

2025,

the

Company

had

deferred

compensation

plan

assets

of

$
9.2

million.

At
February

1,

2025,

the

Company

had

deferred

compensation

plan

assets

of

$
9.3

million.

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

value

of

the

Company’s

financial

assets

and

liabilities
measured using Level 3 inputs for the

three months ended May 3, 2025

and the year ended February 1,

2025
(dollars in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
15
NOTE 7

– FAIR VALUE MEASUREMENTS

(CONTINUED):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2025 $
9,301
Redemptions
-
Additions
-

Total gains or (losses):

Included in interest and other income (or changes in net assets)
(117)
Ending Balance at May 3, 2025 $
9,184
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2025 $
(8,548)
Redemptions
266
Additions
(38)

Total (gains) or losses:

Included in interest and other income (or changes in net assets)
84
Ending Balance at May 3, 2025 $
(8,236)
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

NOTE 9 – INCOME TAXES:
The Company had an effective tax rate for the

first quarter of 2025 of
21.9
% compared to an effective tax
rate of
5.6
% for the first

quarter of 2024.

Income tax expense for the

quarter increased to $
0.9

million in
2025 from $
0.6

million in 2024. The increase in tax expense was primarily due to increases in foreign and state income taxes.

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
The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s

wholly-owned subsidiaries.
No
ne

of the

credit card

receivables are

secured.

The

Company
estimated customer credit losses of $
215,000

and $
171,000

for the periods ended May 3, 2025 and May 4,
2024, respectively,

on sales purchased

by the Company’s

proprietary credit card of

$
5.4

million and $
5.7
million for the periods ended May 3, 2025 and May 4, 2024, respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):

Balance as of
May 3, 2025 February 1, 2025
Proprietary Credit Card Receivables, net $
10,756
$
10,848
Gift Card Liability $
6,191
$
7,541

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
The components of lease cost are shown below (in thousands):

` Three Months Ended
May 3, 2025 May 4, 2024
Operating lease cost
$
16,588
$
17,002
Variable

lease cost (a)
$
438
$

(a) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
19
NOTE 12 – LEASES (CONTINUED):
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
May 3, 2025
May 4, 2024
Cash paid for amounts included in the measurement of lease liabilities $
14,534
$
15,607
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
1,206
$
444
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:

As of
May 3, 2025
May 4, 2024
Weighted-average remaining lease term
2.1

Years
2.1

Years
Weighted-average discount rate
5.90%
4.65%
As of May 3, 2025, the maturities of lease liabilities by fiscal year for the Company’s operating leases are
as follows (in thousands):

Fiscal Year
2025 (a) $
49,952
2026
43,045
2027
27,948
2028
16,845
2029
8,066
Thereafter
575
Total lease payments
146,431
Less: Imputed interest
13,835
Present value of lease liabilities
$
132,596
(a) Excluding the 3 months ended May 3, 2025.

20
THE CATO CORPORATION
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION:
The

following

information

should

be

read

along

with

the

unaudited

Condensed

Consolidated

Financial
Statements,

including

the

accompanying

Notes

appearing

in

this

report.

Any

of

the

following

are
“forward-looking”

statements

within

the

meaning

of

Section 27A

of

the

Securities

Act

of

1933,

as
amended,

and

Section 21E

of

the

Securities

Exchange

Act

of

1934,

as

amended:

(1) statements

in

this
Form 10-Q

that

reflect

projections

or

expectations

of

our

future

financial

or

economic

performance;
(2) statements

that

are

not

historical

information;

(3) statements

of

our

beliefs,

intentions,

plans

and
objectives for future operations,

including those contained in

“Management’s Discussion and

Analysis of
Financial Condition and

Results of Operations”;

(4) statements relating to

our operations or

activities for
our

fiscal

year

ending

January

31,

2026

(“fiscal

2025”)

and

beyond,

including,

but

not

limited

to,
statements regarding expected

amounts of

capital expenditures and

store openings, relocations,

remodels
and closures, statements

regarding the potential

impact of the

COVID-19 or other

pandemics and related
responses

and

mitigation

efforts,

as

well

as

the

potential

impact

of

supply

chain

disruptions,

extreme
weather conditions,

trade policies,

inflationary pressures and

other economic

conditions on

our business,
results

of

operations

and

financial

condition

and

statements

regarding

new

store

development

strategy;
and

(5)

statements

relating

to

our

future

contingencies.

When

possible,

we

have

attempted

to

identify
forward-looking

statements

by

using

words

such

as

“will,”

“expects,”

“anticipates,”

“approximates,”
“believes,”

“estimates,”

“hopes,”

“intends,”

“may,”

“plans,”

“could,”

“would,”

“should”

and

any
variations or

negative formations

of such

words and

similar expressions.

We

can give

no assurance

that
actual

results or

events will

not

differ

materially from

those

expressed

or

implied in

any such

forward-
looking statements. Forward-looking statements included in this report are based on information available to us

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

tariffs,

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

to

a

continuation or

acceleration

of

store

closures

and
negatively affect

the Company’s

profitability,

financial condition

and prospects;

adverse weather,

public
health

threats

(including

the

COVID-19

or

other

pandemics),

acts

of

war

or

aggression

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

1, 2025. The preparation

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
Three Months Ended
May 3, 2025 May 4, 2024
Total retail sales 100.0% 100.0%
Other revenue 1.1 1.0
Total revenues 101.1 101.0
Cost of goods sold (exclusive of depreciation) 64.9 64.2
Selling, general and administrative (exclusive of depreciation) 32.8 32.4
Depreciation 1.5 1.2
Interest and other income
(0.7)
(3.3)
Income before income taxes 2.5 6.6
Net income
2.0
6.3

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
23
RESULTS OF OPERATIONS

(CONTINUED):
Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations

(“MD&A”) is
intended

to

provide

information

to

assist

readers

in

better

understanding

and

evaluating

our

financial
condition

and

results

of

operations.

We

recommend

reading

this

MD&A

in

conjunction

with

our
Condensed

Consolidated

Financial

Statements

and

the

Notes

to

those

statements

included

in

the
“Financial Statements” section of this Quarterly Report on Form 10-Q, as well as our 2024 Annual Report on Form 10-K.
Recent Developments
Tariff Pressures
A

significant

quantity

of

our

products

are

made

in

China

and

Southeast

Asia.

The

products

from

these
countries

are

subject

to

the

newly

implemented

reciprocal

tariffs,

as

well

as

an

additional

Section

301

ad
valorem tariff on Chinese products.

In the quarter, only products from China were subject to the

Section 301
ad

valorem

tariffs.

These

tariffs

increased

our

costs

associated

with

receipted

products

made

in

these
countries in the latter half of

the first quarter and will continue

to do so in the

second quarter.
These

cost increases

will

negatively impact

our results

of operations

and financial

condition

unless

we

are
able to successfully mitigate their effects by increasing retail pricing without losing sales and/or sharing these costs with

our vendors.

Certain product

categories such as

shoes and

handbags will

be difficult

to source

in
countries with lower tariffs.
Additionally, our supply

chain may be impacted

in the second quarter

as the flow of

Chinese products to the
United States

was reduced

due to

the high

reciprocal tariffs

that were

only recently

decreased in

mid-May.
Potential supply chain

issues such as

products delivered late

due to port

congestion, longer transit

times and
dwell times at port, and container availability may impact the costs we pay for ocean freight or the timeliness
of

our

product

deliveries,

any

of

which

may

negatively

impact

our

results

of

operations

and

financial
condition.
Pricing

Pressures
The pressure on our customers’ discretionary income continued into fiscal 2025.

As the cost of tariffs begins
to

impact

retail

pricing,

our

customers

may

become

more

cautious

with

their

discretionary

spending.

The
customers’

caution

in

regard

to

their

discretionary

spending

will

put

additional

pressure

on

our

ability

to
mitigate the cost increases caused by

tariffs.
Comparison of First Quarter of 2025

with 2024
Total retail sales for the first quarter

were $168.4 million compared to

last year’s first quarter sales of

$175.3
million.

Sales

decreased

primarily

due

to

stores

that

were

closed

in

the

past

12

months.

Same-store

sales
were flat

for the

quarter. Same

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

fiscal 2025 and are included
in the

same-store sales

calculation.

Total revenues,

comprised of

retail sales

and other

revenue (principally
finance

charges

and

late

fees

on

customer

accounts

receivable,

shipping

charged

to

customers

for

e-

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
24
commerce

purchases

and

layaway

fees),

were

$170.2

million

for

the

first

quarter

ended

May

3,

2025,
compared to $177.1

million for

the first

quarter ended May

4, 2024. The

Company operated

1,109 stores

at
May 3, 2025 compared

to 1,171 stores at

the end of last fiscal

year’s first quarter.

For the first three

months
of

fiscal

2025,

the

Company

permanently

closed

eight

stores.

The

Company

currently

expects

to

close
approximately 50 stores in fiscal 2025.
Other revenue, a component of

total revenues, was $1.8 million for the first

quarter of fiscal 2025, compared
to $1.8

million for

the prior

year’s comparable

first quarter.

Included in

Other revenue

is credit

revenue of
$0.7 million

which represented

0.4% of

total revenues

in the

first quarter

of fiscal

2025, flat

both in

dollars
and percentage compared

to 2024.

Credit revenue is comprised

of interest earned on

the Company’s private
label credit card

portfolio and related

fee income.

Related expenses include

principally payroll, postage

and
other administrative

expenses, and

totaled $0.4

million in

the first

quarter of

2025, compared

to last

year’s
first quarter expenses of $0.4 million.

Cost of goods

sold was $109.3

million, or 64.9%

of retail sales for

the first quarter of

fiscal 2025, compared
to $112.5

million, or

64.2% of

retail sales

in the

first quarter

of fiscal

2024.

The increase

in cost

of goods
sold as a

percent of sales

was due to increased

sales of marked down

goods, partially offset by

lower buying
and freight

costs. Cost

of goods

sold includes

merchandise costs

(net of

discounts and

allowances), buying
costs,

distribution

costs,

occupancy

costs,

freight

and

inventory

shrinkage.

Net

merchandise

costs

and

in-
bound freight are capitalized as inventory

costs.

Buying and distribution costs include payroll, payroll-related costs and

operating expenses

for the

buying departments

and distribution

center.

Occupancy costs

include
rent,

real

estate

taxes,

insurance,

common

area

maintenance,

utilities

and

maintenance

for

stores

and
distribution

facilities.

Total

gross

margin

dollars

(retail

sales

less

cost

of

goods

sold

exclusive

of
depreciation)

decreased

by

5.8%

to

$59.1

million

for

the

first

quarter

of

fiscal

2025

compared

to

$62.8
million in the first quarter of fiscal 2024.

Gross margin as presented may not be comparable to those of other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising,

and bank and credit card processing fees.

SG&A
expenses were

$55.3 million,

or 32.8%

of retail

sales for

the first

quarter of

fiscal 2025,

compared to

$56.8
million,

or

32.4%

of

retail

sales

in

the

first

quarter

of

fiscal

2024.

SG&A

expense

was

lower

in

the

first
quarter of fiscal

2025 compared to

the first quarter

of fiscal 2024

primarily due to

lower corporate and

field
payroll

expense,

as

well

as

lower

insurance

costs

and

store

expenses,

partially

offset

by

increases

in
equipment maintenance.
Depreciation expense was $2.6 million, or 1.5% of retail sales for the first quarter of fiscal 2025, compared to
$2.0 million,

or 1.2% of

retail sales

for the first

quarter of

fiscal 2024.

The increase in

depreciation expense
was due to the distribution center

automation implementation at the end

of the second quarter of 2024.
Interest

and

other

income

was

$1.2

million,

or

0.7%

of

retail

sales

for

the

first

quarter

of

fiscal

2025,
compared

to

$5.8

million,

or

3.3%

of

retail

sales

for

the

first

quarter

of

fiscal

2024.

The

decrease

was
primarily

due

to

a

$3.2

million

net

gain

on

the

sale

of

land

held

for

investment

and

the

sale

of

equity
securities recorded in the first quarter

of 2024.
Income tax expense

was $0.9 million or

0.6% of retail sales

for the first quarter

of fiscal 2025, compared
to

income

tax

expense

of

$0.6

million,

or

0.4%

of

retail

sales

for

the

first

quarter

of

fiscal

2024.

The
effective

income

tax

rate

for

the

first

quarter

of

fiscal

2025

was

21.9%

compared

to

5.6%

for

the

first

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
25
quarter of

2024. The

increase in

tax expense

was primarily

due to

increases in

foreign and

state income
taxes.
LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations

and its

new asset-backed

revolving line

of credit,

will be

adequate to

fund the

Company’s
regular operating requirements and expected

capital expenditures for the next 12

months.
Cash

provided

by

operating

activities

for

the

first

three

months

of

fiscal

2025

was

primarily generated

by
earnings

adjusted

for

depreciation

and

changes

in

working

capital.

The

decrease

in

cash

provided

of

$1.8
million

for

the

first

three

months

of

fiscal

2025

as

compared

to

the

first

three

months

of

fiscal

2024

was
primarily attributable to

lower net income,

partially offset by

the relative change

in inventory from

year-end
to the first

quarter for both

years and non-operating

gain on the

sale of assets

held for investment

in the first
quarter of fiscal 2024.
At May 3, 2025, the Company had working capital of $43.9 million compared to $34.9 million at February 1,
2025.

The increase was primarily attributable to an increase in cash and lower current lease liability, partially
offset by lower short-term investments and higher

accounts payable.
On March 13, 2025, the Company,

as borrower, and certain other

domestic subsidiaries, as borrowers and
guarantors, entered

into a

Credit Agreement

(the “ABL

Credit Agreement”)

and related

loan documents,
by

and

among

the

Company,

certain

other

of

the

Company’s

domestic

subsidiaries,

and

Wells

Fargo
Bank,

National

Association,

as

the

lender

(the

“Lender”),

to

establish

an

asset-based

revolving

credit
facility (the “ABL

Facility”) in an

amount up to

$35.0 million. The proceeds

from the ABL

Facility may
be used to provide funding for ongoing working capital and general corporate purposes.
The ABL

Credit Agreement

is committed

through May

2027 and

is secured

primarily by

inventory and
third-party credit

card receivables.

There

were no

borrowings outstanding

and the

availability under

the
facility was

$30.0 million

before giving

effect

to a

$3.0 million

outstanding letter

of credit

that reduced
borrowing availability to

$27.0 million

as of

May 3,

2025.

The weighted

average interest rate

under the
credit facility was zero at May 3, 2025 due to no outstanding borrowings.
Expenditures

for

property

and

equipment

totaled

$1.0

million

in

the

first

three

months

of

fiscal

2025,
compared

to

$3.3

million

in

last

year’s

first

three

months.

The

decrease

in

expenditures

for

property

and
equipment

was

primarily

due

to

lower

capital

investments

in

information

technology

and

the

distribution
center, as well

as no new

store openings in

the first quarter

of fiscal 2025.

For the full

fiscal 2025 year,

the
Company expects

to invest

approximately $7.3

million in

capital expenditures,

including distribution

center
automation projects.
Net

cash

provided

by

investing

activities

totaled

$7.9

million

in

the

first

three

months

of

fiscal

2025
compared to $14.6 million provided in the comparable period of fiscal 2024. The decrease was primarily due
to

a

decrease

in

the

sales

of

short-term

investments

and

other

assets,

partially

offset

by

lower

capital
expenditures.
Net cash used in

financing activities totaled $0.9

million in the first

three months of fiscal

2025 compared to
$5.6

m
illion used in the comparable

period of fiscal

2024. The decrease was

primarily due to

no dividends
paid and reduced stock repurchases.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
26
As

of

May

3,

2025,

the

Company

had

703,419

shares

remaining

in

open

authorizations

under

its

share
repurchase program.
The Company does not use

derivative financial instruments.
The

Company’s

investment

portfolio

was

primarily

invested

in

corporate

bonds

and

taxable

governmental
debt securities held in managed accounts

with underlying ratings of A

or better at May 3, 2025

and February
1,

2025.

The

state,

municipal

and corporate

bonds and

asset-backed securities

have

contractual

maturities
which

range

from

10

days

to

2.9

years.

The

U.S.

Treasury/Agencies

notes

and

bonds

have

contractual
maturities which range from 3 months to

1.0 year.
Additionally,

at

May

3,

2025,

the

Company

had

deferred

compensation

plan

assets

of

$9.2

million.

At
February

1,

2025,

the

Company

had

deferred

compensation

plan

assets

of

$9.3

million.

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

3, 2025,
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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal quarter ended May 3, 2025 that has materially affected, or is
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

2025.

These risks

could materially

affect our

business, financial

condition or

future results;

however, they

are not
the only risks we face.

Additional risks and uncertainties not currently known to

us or that we currently deem
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended May 3, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
February 2025 135,279 $ 3.35 135,279
March 2025 129,603 2.91 129,603
April 2025 29,154 2.37 29,154
Total 294,036 $ 3.06 294,036 703,419
(1)
Prices include trading costs.
(2)
As of February

1, 2025, the

Company’s share

repurchase program had

997,455 shares remaining
in

open authorizations.

During

the

first

quarter

ended

May

3,

2025,

the

Company repurchased
and retired

294,036 shares under

this program

for approximately

$899,087 or

an average

market
price of $3.06 per share.

As of May 3, 2025, the Company had 703,419 shares remaining in open authorizations.

There is no specified expiration date for the Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable

THE CATO CORPORATION
PART

II OTHER

INFORMATION
29
ITEM 4.

MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.

OTHER INFORMATION:
During the

three months

ended May

3, 2025,

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
May 29, 2025
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
May 29, 2025 /s/ Charles D. Knight
Date
Charles D. Knight

Executive Vice President
Chief Financial Officer