Form 10-Q
period 2025-08-02
CATO CORP
filed 2025-08-28
CIK 18255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT

TO SECTION

13 OR 15(d)

OF THE SECURITIES

EXCHANGE

ACT OF
1934
For the quarterly period ended
August 2, 2025
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
As of August 2, 2025, there were
17,962,676

shares of Class A common stock and
1,763,652

shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended August 2, 2025
Table

of Contents
Page No.
PART

I – FINANCIAL INFORMATION

(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income

2
For the Three Months and Six Months Ended August

2, 2025 and August 3, 2024
Condensed Consolidated Balance Sheets 3
At August 2, 2025 and February 1, 2025
Condensed Consolidated Statements of Cash Flows 4
For the Six Months Ended August 2, 2025 and August

3, 2024
Condensed Consolidated Statements of Stockholders’ Equity 5 – 6
For the Three Months and Six Months Ended August

2, 2025 and August 3, 2024
Notes to Condensed Consolidated Financial Statements 7 – 21
For the Three Months and Six Months Ended August

2, 2025 and August 3, 2024
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
Item 4. Mine Safety Disclosures 32
Item 5. Other Information 32
Item 6. Exhibits 32
Signatures 33

PART

I FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended Six Months Ended
August 2, 2025
August 3, 2024
August 2, 2025
August 3, 2024
(Dollars in thousands, except per share data)
REVENUES

Retail sales
$
174,653
$
166,934
$
343,072
$
342,206

Other revenue (principally finance charges, late fees and

layaway charges)
1,856
1,694
3,679
3,521

Total revenues
176,509
168,628
346,751
345,727
COSTS AND EXPENSES, NET

Cost of goods sold (exclusive of depreciation shown

below)
111,467
109,122
220,784
221,627

Selling, general and administrative (exclusive of

depreciation

shown below)
57,371
58,181
112,696
114,933

Depreciation
2,525
2,329
5,089
4,369

Interest and other income
(1,393)
(1,742)
(2,594)
(7,563)

Costs and expenses, net
169,970
167,890
335,975
333,366
Income before income taxes
6,539
738
10,776
12,361
Income tax (benefit) expense
(293)
643
635
1,292
Net income $
6,832
$
95
$
10,141
$
11,069
Basic earnings per share $
0.35
$
0.01
$
0.51
$
0.54
Diluted earnings per share $
0.35
$
0.01
$
0.51
$
0.54
Comprehensive income:
Net income $
6,832
$
95
$
10,141
$
11,069
Net unrealized gain (loss) on available-for-sale securities

for each of the three and

six months ended

August 2, 2025 and August 3, 2024, respectively
68
676
106
(72)
Comprehensive income $
6,900
$
771
$
10,247
$
10,997
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
August 2, 2025
February 1, 2025
ASSETS (Dollars in thousands)
Current Assets:
Cash and cash equivalents

$
34,225
$
20,279
Short-term investments

56,550
57,423
Restricted cash
2,675
2,799
Accounts receivable, net of allowance for customer credit losses of

$
641

and $
581

at August 2, 2025 and February 1, 2025, respectively
26,152
24,540
Merchandise inventories

97,273
110,739
Prepaid expenses and other current assets
8,941
7,406

Total Current Assets

225,816
223,186
Property and equipment – net

57,641
60,326
Other assets

20,201
19,979
Right-of-Use assets – net

133,228
148,870

Total Assets

$
436,886
$
452,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable

$
85,448
$
88,641
Accrued expenses

35,353
41,717
Accrued employee benefits and bonus
326
326
Accrued income taxes

343
-
Current lease liability
53,877
57,555

Total Current Liabilities

175,347
188,239
Other noncurrent liabilities
13,340
13,485
Lease liability
76,018
88,341
Stockholders' Equity:
Preferred stock, $
100

par value per share,
100,000

shares

authorized,
none

issued
-
-
Class A common stock, $
0.033

par value per share,
50,000,000

shares authorized;
17,962,676

shares and
18,313,929

shares

issued at August 2, 2025 and February 1, 2025, respectively
607
619
Convertible Class B common stock, $
0.033

par value per share,

15,000,000

shares authorized;

1,763,652

shares

issued at August 2, 2025 and February 1, 2025
59
59
Additional paid-in capital

130,180
129,530
Retained earnings

41,076
31,935
Accumulated other comprehensive income
259
153

Total Stockholders' Equity

172,181
162,296

Total Liabilities and Stockholders' Equity

$
436,886
$
452,361
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(UNAUDITED)
Six Months Ended
August 2, 2025
August 3, 2024
(Dollars in thousands)
Operating Activities:
Net income $
10,141
$
11,069
Adjustments to reconcile net income to net cash provided

by operating activities:

Depreciation
5,089
4,369

Provision for customer credit losses
442
338

Purchase premium and premium amortization of investments
(464)
(577)

(Gain) on sale of assets held for investment
(34)
(4,223)

Share-based compensation
587
840

(Gain) loss on disposal of property and equipment
(37)
96

Changes in operating assets and liabilities which provided

(used) cash:

Accounts receivable
(2,054)
1,041

Merchandise inventories
13,466
2,631

Prepaid and other assets
(1,756)
(1,891)

Operating lease right-of-use assets and liabilities
(357)
(775)

Accrued income taxes
-
646

Accounts payable, accrued expenses and other liabilities
(9,383)
(4,728)
Net cash provided by operating activities
15,640
8,836
Investing Activities:
Expenditures for property and equipment

(2,362)
(4,799)
Purchase of short-term investments
(12,906)
(31,396)
Sales of short-term investments
14,349
37,703
Sales of other assets
34
5,165
Net cash (used in) provided by investing activities
(885)
6,673
Financing Activities:
Dividends paid
-
(7,050)
Repurchase of common stock
(995)
(2,237)
Proceeds from employee stock purchase plan
62
191
Net cash used in financing activities
(933)
(9,096)
Net increase in cash, cash equivalents, and restricted cash
13,822
6,413
Cash, cash equivalents, and restricted cash at beginning of period
23,078
27,913
Cash, cash equivalents, and restricted cash at end of period

$
36,900
$
34,326
Non-cash activity:
Accrued other assets and property and equipment expenditures $
334
$
721
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
Other
-
-
(73)
-
(73)
Share-based compensation issuances and exercises
(2)
-
-
-
(2)
Share-based compensation expense
-
184
-
-
184
Repurchase and retirement of treasury shares
(10)
-
(897)
-
(907)
Balance — May 3, 2025 $
666
$
129,786
$
34,274
$
191
$
164,917
Comprehensive income:

Net income

-
-
6,832
-
6,832

Unrealized net gain on available-for-sale securities, net of deferred income tax benefit of $
0
-
-
-
68
68
Other
-
-
30
-
30
Share-based compensation expense
-
394
-
-
394
Repurchase and retirement of treasury shares
-
-
(60)
-
(60)
Balance — August 2, 2025 $
666
$
130,180
$
41,076
$
259
$
172,181
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
7

NOTE 1 - GENERAL :
The condensed

consolidated financial

statements as

of August

2, 2025

and for

the three

and six

months
ended August

2, 2025

and August

3, 2024

have been

prepared from

the accounting

records of

The Cato
Corporation and

its wholly-owned

subsidiaries (the

“Company”), and

all amounts

shown are

unaudited.

In the

opinion of

management, all

adjustments considered

necessary for

a fair

statement of

the financial
statements have

been included.

All such

adjustments are

of a

normal, recurring

nature unless

otherwise
noted.

The results of the interim periods

may not be indicative of the results expected for the entire year.
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
net

gain

of

$
3.2

million

and

is

included

in

Interest

and

other

income

in

the

accompanying

Condensed
Consolidated Statements of Income and Comprehensive Income

in the first quarter of fiscal 2024.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
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

for Class A and

Class B shares and

the EPS amounts reported

herein are applicable
to both Class A and Class B

shares.
Basic

EPS

is

computed

as

net

income

less

earnings

allocated

to

non-vested

equity

awards

divided

by

the
weighted average

number of

common shares

outstanding for

the period.

Diluted EPS

reflects the

potential
dilution

that

could

occur

from

common

shares

issuable

through

stock

options

and

the

Employee

Stock
Purchase Plan, of which there were

none for the periods presented

below.

Three Months Ended Six Months Ended
August 2, 2025 August 3, 2024 August 2, 2025 August 3, 2024
(Dollars in thousands, except per share data)
Numerator
Net earnings $
6,832
$
95
$
10,141
$
11,069
Less: Earnings allocated to non-vested equity awards
(319)
9
(531)
(583)
Net earnings available to common stockholders $
6,513
$
104
$
9,610
$
10,486
Denominator
Basic weighted average common shares outstanding
18,809,364
19,297,484
18,747,100
19,327,137
Diluted weighted average common shares outstanding
18,809,364
19,297,484
18,747,100
19,327,137
Net income per common share
Basic earnings per share $
0.35
$
0.01
$
0.51
$
0.54
Diluted earnings per share $
0.35
$
0.01
$
0.51
$
0.54

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
9

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The

following

table

sets

forth

information

regarding

the

changes

in

Accumulated

other

comprehensive
income (in thousands) for the

three months ended August 2, 2025:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 3, 2025 $
191

Other comprehensive income before

reclassification
68

Amounts reclassified from accumulated

other comprehensive income to net income
-
Net current-period other comprehensive income
68
Ending Balance at August 2, 2025 $
259
(a) All amounts are net-of-tax.
The

following

table

sets

forth

information

regarding

the

changes

in

Accumulated

other

comprehensive
income (in thousands) for the

six months ended August 2, 2025:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2025 $
153

Other comprehensive income before

reclassification
140

Amounts reclassified from accumulated

other comprehensive income to net income (b)
(34)
Net current-period other comprehensive income
106
Ending Balance at August 2, 2025 $
259
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
34

impact of Accumulated other comprehensive income reclassifications into Interest and other income for net realized gains on available-for-sale securities. The tax impact of this reclassification was
$0
.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
10

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME

(CONTINUED):
The

following

table

sets

forth

information

regarding

the

changes

in

Accumulated

other

comprehensive
income (in thousands) for the

three months ended August 3, 2024:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 4, 2024 $
(353)

Other comprehensive income before

reclassification
776

Amounts reclassified from accumulated

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

changes

in

Accumulated

other

comprehensive
income (in thousands) for the

six months ended August 3, 2024:

Changes in Accumulated Other

Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2024 $
395

Other comprehensive income before

reclassification
714

Amounts reclassified from accumulated

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

AUGUST 2, 2025 AND AUGUST 3,
2024
11

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
The ABL Credit Agreement is committed through May 2027

and is secured primarily by inventory and third-
party

credit

card

receivables.

There

were
no

borrowings

outstanding

and

the

availability

under

the

facility
was $
30.0

million before

giving effect

to a

$
3.0

million outstanding

letter of

credit that

reduced borrowing
availability to $
27.0

million as of August 2, 2025.

The weighted average interest rate under the credit facility was
zero

at August 2, 2025 due to
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
in

a

similar

manner

through

the

Company’s

single

distribution

center

and

is

subsequently

distributed

to
customers in a

similar manner. The

Company operates

its

women’s

fashion

specialty

retail

stores

in
31
states as of August 2, 2025, principally in the southeastern United States.
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

AUGUST 2, 2025 AND AUGUST 3,
2024
12

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
The accounting

policies of

the segments

are the

same as

those described

in the

Summary of

Significant
Accounting Policies in Note 1 of the consolidated financial statements included in the Company’s Annual
Report

on

Form

10-K

for

the

fiscal

year

ended

February

1,

2025.

The

Company

evaluates

segment
performance based on segment income before income taxes.
The following schedule summarizes certain segment

information (in thousands):

Three Months Ended
August 2, 2025 Retail Credit Total
Revenues $
175,856
$
653
$
176,509
Cost of goods sold
111,467
-
111,467
Selling, general, and administrative (a)
40,130
414
40,544
Corporate overhead
16,827
-
16,827
Depreciation
2,525
-
2,525
Interest and other income
(89)
(288)
(377)
Segment income before income taxes $
4,996
$
527
$
5,523
Corporate interest and other income
(1,016)
Income before income taxes $
6,539
Capital expenditures $
1,343
$
-
$
1,343
Six Months Ended
August 2, 2025 Retail Credit Total
Revenues $
345,433
$
1,318
$
346,751
Cost of goods sold
220,784
-
220,784
Selling, general, and administrative (a)
79,289
801
80,090
Corporate overhead
32,606
-
32,606
Depreciation
5,089
-
5,089
Interest and other income
(192)
(592)
(784)
Segment income before income taxes $
7,857
$
1,109
$
8,966
Corporate interest and other income
(1,810)
Income before income taxes $
10,776
Capital expenditures $
2,362
$
-
$
2,362
(a) Selling, general, and administrative expense

include corporate and store payroll, related payroll

taxes and

benefits, insurance, supplies, advertising, bank and credit

card processing fees.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
13

NOTE 5 – REPORTABLE SEGMENT INFORMATION

(CONTINUED):

Three Months Ended
August 3, 2024 Retail Credit Total
Revenues $
167,954
$
674
$
168,628
Cost of goods sold
109,122
-
109,122
Selling, general, and administrative (a)
40,946
416
41,362
Corporate overhead
16,819
-
16,819
Depreciation
2,328
1
2,329
Interest and other income
(97)
(284)
(381)
Segment income (loss) before income taxes $
(1,164)
$
541
$
(623)
Corporate interest and other income
(1,361)
Income before income taxes $
738
Capital expenditures $
1,538
$
-
$
1,538
Six Months Ended
August 3, 2024 Retail Credit Total
Revenues $
344,384
$
1,343
$
345,727
Cost of goods sold
221,627
-
221,627
Selling, general, and administrative (a)
81,915
823
82,738
Corporate overhead
32,195
-
32,195
Depreciation
4,368
1
4,369
Interest and other income
(188)
(518)
(706)
Segment income before income taxes $
4,467
$
1,037
$
5,504
Corporate interest and other income
(6,857)
Income before income taxes $
12,361
Capital expenditures $
4,799
$
-
$
4,799
(a) Selling, general, and administrative expense

include corporate and store payroll, related payroll

taxes and

benefits, insurance, supplies, advertising, bank and credit

card processing fees.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
14

NOTE 6 – STOCK-BASED COMPENSATION:
As of August

2, 2025, the

Company’s 2018 Incentive

Compensation Plan allows

for the granting

of various
forms of equity-based awards,

including restricted stock

and stock options for

grant to officers, directors

and
key employees.
The

following

table

presents

the

number

of

options

and

shares

of

restricted

stock

initially

authorized

and
available for grant under this plan as

of August 2, 2025:

2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,853,875
In

accordance

with

ASC

718

–
Compensation–Stock Compensation
,

the

fair

value

of

current

restricted
stock awards

is estimated

on the

date of

grant based

on the

market price

of the

Company’s

stock and

is
amortized to compensation expense on a straight-line basis

over the related vesting periods. As of

August
2, 2025

and February

1, 2025,

there was

$
5,548,000

and $
7,276,000
, respectively,

of total

unrecognized
compensation

expense

related

to

nonvested

restricted

stock

awards,

which

had

a

remaining

weighted-
average vesting period of
1.9

years for both periods. The total compensation expense during the three and six

months

ended

August

2,

2025

was

$
394,000

and

$
578,000
,

respectively,

compared

to

a

total
compensation

expense

of

$
872,000

and

$
806,000

for

the

three

and

six

months

ended

August

3,

2024,
respectively.

This

compensation

activity

is

classified

as

a

component

of

Selling,

general

and
administrative expenses in the Condensed Consolidated Statements of Income.
The following summary

shows the changes

in the number

of shares of

unvested restricted stock

outstanding
during

the six months ended

August

2, 2025:

Weighted Average
Number of Grant Date Fair
Shares
Value

Per Share
Restricted stock awards at February 1, 2025
1,215,181
$
8.98
Granted
-
-
Vested
(225,924)
12.89
Forfeited or expired
(68,274)
8.33
Restricted stock awards at August 2, 2025
920,983
$
8.07

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
15

NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The

Company’s

Employee

Stock

Purchase

Plan

allows

eligible

full-time

employees

to

purchase

a

limited
number of

shares

of the

Company’s

Class

A

Common Stock

during each

semi-annual offering

period

at

a
15
% discount through payroll

deductions. During the six

months ended August 2,

2025 and August 3,

2024,
the

Company

sold
21,736

and
38,910

shares

to

employees

at

an

average

discount

of

$
0.50

and

$
0.87

per
share, respectively, under

the Employee Stock

Purchase Plan. The

compensation expense recognized

for the
15
% discount

given under

the Employee

Stock Purchase

Plan was

$
11,000

and $
34,000

for the

six months
ended

August

2,

2025

and

August

3,

2024,

respectively.

These expenses

are

classified

as

a

component

of
Selling, general and administrative expenses in

the Condensed Consolidated Statements of Income.

NOTE 7

– FAIR VALUE MEASUREMENTS:
The following

tables

set forth

information regarding

the

Company’s financial

assets and

liabilities that

are
measured at fair value (in thousands)

as of August 2, 2025 and

February 1, 2025:

Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
August 2, 2025
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:

State/Municipal Bonds
$
337
$
-
$
337
$
-

Corporate Bonds
52,946
-
52,946
-

U.S. Treasury/Agencies Notes and Bonds
2,035
-
2,035
-

Cash Surrender Value of Life Insurance
9,485
-
-
9,485

Commercial Paper
1,232
-
1,232
-
Total Assets $
66,035
$
-
$
56,550
$
9,485
Liabilities:

Deferred Compensation
$
(8,358)
$
-
$
-
$
(8,358)
Total Liabilities $
(8,358)
$
-
$
-
$
(8,358)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
16

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

2,

2025

and
February

1,

2025.

The

state,

municipal

and

corporate

bonds

and

asset-backed

securities

have

contractual
maturities

which

range

from
13 days

to
2.9

years.

The

U.S.

Treasury/Agencies

notes

and

bonds

have

a
contractual maturity of up to
7 months
.

Additionally,

at

August

2,

2025,

the

Company

had

deferred

compensation

plan

assets

of

$
9.5

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
The

following

tables

summarize

the

change

in

fair

value

of

the

Company’s

financial

assets

and

liabilities
measured using Level 3 inputs for the six months ended August 2, 2025 and the year ended February 1, 2025
(in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
17

NOTE 7

– FAIR VALUE MEASUREMENTS

(CONTINUED):

Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2025 $
9,301
Total gains or (losses):

Included in interest and other income (or
changes in net assets)
184
Ending Balance at August 2, 2025 $
9,485
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2025 $
(8,548)

Redemptions
566

Additions
(129)

Total (gains) or losses:

Included in interest and other income (or
changes in net assets)
(247)
Ending Balance at August 2, 2025 $
(8,358)

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

AUGUST 2, 2025 AND AUGUST 3,
2024
18

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2023,

the FASB

issued ASU 2023-09,
Income Taxes

(Topic

740): Improvements

to Income
Tax

Disclosures
,

which

modifies

the

requirements

on

income

tax

disclosures

to

require

disaggregated
information about

a reporting

entity’s

effective

tax rate

reconciliation as

well as

information on

income
taxes paid.

This guidance

is effective

for fiscal

years beginning

after December

15, 2024

for all

public
business entities, with

early adoption and

retrospective application permitted.

The Company is

currently
in

the

process

of

evaluating

the

potential

impact

of

adoption

of

this

new

guidance

on

its

consolidated
financial statements and related disclosures. The required disclosures will be included in our 2025 Annual
Report on Form 10-K.
In

November

2024,

the

FASB

issued

ASU

2024-03,
Income

Statement—Reporting

Comprehensive
Income—Expense

Disaggregation

Disclosures

(Subtopic

220-40):

Disaggregation

of

Income

Statement
Expenses
,

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

NOTE 9 – INCOME TAXES:
The Company had

an effective tax

rate for the

first six months

of 2025 of
5.9
% compared to

an effective
tax

rate

of
10.5
%

for

the

first

six

months

of

fiscal

2024.

Income tax

expense

for

the

first

six

months
decreased to

$
0.6

million in fiscal

2025 from an

income tax expense

of $
1.3

million in fiscal

2024.

The
decrease

in

tax

expense in

2025

is

primarily due

to

reductions in

foreign income

taxes

and

a

favorable
adjustment to the federal net operating loss carryback claim as a result of the Coronavirus Aid, Relief and
Economic Security Act (CARES Act), partially offset by an increase in state income taxes.

On July 4,

2025, the One Big

Beautiful Bill Act

(the “OBBBA”) was

signed into law.

The Company has
considered the impact

of the

OBBBA in

the second

quarter of fiscal

2025 and concluded

the changes

do
not have a material impact on the Company’s effective tax rate.

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

AUGUST 2, 2025 AND AUGUST 3,
2024
19

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
The Company

offers its

own proprietary

credit card

to customers.

All credit

activity is

performed by

the
Company’s

wholly-owned

subsidiaries.
None

of

the

credit

card

receivables

are

secured.

The

Company
estimated customer credit losses

of $
227,000

and $
442,000

for the three

and six months

ended August 2,
2025,

respectively,

compared

to

$
166,000

and

$
338,000

for

the

three

and

six

months

ended

August

3,
2024,

respectively.

Sales

purchased

on

the

Company’s

proprietary

credit

card

for

the

three

and

six
months

ended

August

2,

2025

were

$
5.7

million

and

$
11.1

million,

respectively,

compared

to

$
5.6
million and $
11.3

million for the three and six months ended August 3, 2024, respectively.
The

following

table

provides

information

about

receivables

and

contract

liabilities

from

contracts

with
customers (in thousands):

Balance as of
August 2, 2025 February 1, 2025
Proprietary Credit Card Receivables, net
$
10,816
$
10,848
Gift Card Liability $
5,671
$
7,541

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
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
The components of lease cost are shown below (in thousands):

Three Months Ended
August 2, 2025
August 3, 2024
Operating lease cost $
16,496
$
16,808
Variable

lease cost (a)
$
420
$
463
(a) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

Six Months Ended
August 2, 2025
August 3, 2024
Operating lease cost $
33,084
$
33,810
Variable

lease cost (a)
$
858
$

(a) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED

AUGUST 2, 2025 AND AUGUST 3,
2024
21

NOTE 12 – LEASES (CONTINUED:
Supplemental cash flow

information and non-cash

activity related to

the Company’s

operating leases are
as follows (in thousands):

Operating cash flow information:
Three Months Ended
August 2, 2025
August 3, 2024
Cash paid for amounts included in the measurement of lease liabilities $
14,829
$
15,481
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
12,224
$
913

Six Months Ended
August 2, 2025
August 3, 2024
Cash paid for amounts included in the measurement of lease liabilities $
29,363
$
31,088
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
13,430
$
1,357
Weighted-average

remaining

lease

term

and

discount

rate

for

the

Company’s

operating

leases

are

as
follows:

As of
August 2, 2025 August 3, 2024
Weighted-average remaining lease term
2.1

years
1.8

years
Weighted-average discount rate
5.92%
4.74%
As of August 2,

2025, the maturities

of lease liabilities by

fiscal year for

the Company’s

operating leases
are as follows (in thousands):

Fiscal Year
2025 (a) $
31,303
2026
48,424
2027
32,528
2028
20,105
2029
10,482
Thereafter
3,017
Total lease payments
145,859
Less: Imputed interest
15,964
Present value of lease liabilities $
129,895
(a) Excluding the six months ended August 2, 2025

22
THE CATO CORPORATION
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION:
The

following

information

should

be

read

along

with

the

unaudited

Condensed

Consolidated

Financial
Statements,

including

the

accompanying

Notes

appearing

in

this

Form

10-Q.

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

future operations;

(4) statements

relating to

our operations

or activities

for our

fiscal year
ending January

31, 2026

(“fiscal 2025”)

and beyond,

including, but

not limited

to, statements

regarding
expected

amounts

of

capital

expenditures

and

store

openings,

relocations,

remodels

and

closures,
statements

regarding

the

potential

impact

of

public

health

threats

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
political and public health

threats and uncertainties, levels of

unemployment, fuel, energy and

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
Three Months Ended Six Months Ended
August 2, 2025 August 3, 2024 August 2, 2025 August 3, 2024
Total retail sales 100.0% 100.0% 100.0% 100.0%
Other revenue 1.1 1.0 1.1 1.0
Total revenues 101.1 101.0 101.1 101.0
Cost of goods sold (exclusive of
depreciation)
63.8 65.4 64.4 64.8
Selling, general and administrative
(exclusive of depreciation)
32.8 34.9 32.8 33.6
Depreciation 1.4 1.4 1.5 1.3
Interest and other income (0.8) (1.0) (0.8) (2.2)
Income before income taxes 3.7 0.4 3.1 3.6
Net income 3.9 0.1 3.0 3.2

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

second

quarter,

products

from

China

were

subject

to

the
Section

301 ad

valorem tariffs

and

products sourced

from all

other countries

were

subject to

reciprocal
tariffs.

During

the

second

quarter,

these

tariffs

increased

our

costs

associated

with

receipted

products
made

in

China and

Southeast Asia.

Excluding China,

reciprocal tariffs

will

be

increasing

up

to

100%,
resulting in

rates of

19% to

20%, depending

on the

country.

We

anticipate that

our product

acquisition
costs in

the back

half of

the third

quarter and

the remainder

of the

fiscal year

will be

impacted by

these
additional costs.
These cost increases will negatively impact our results of operations and financial condition unless we are able to

successfully mitigate

their effects

by increasing

retail pricing

without losing

sales and/or

sharing
these

costs

with

our

vendors.

Certain

product

categories

such

as

shoes

and

handbags,

which

are
predominately made in China, will be difficult to source in countries with lower tariffs.
Pricing Pressures
As the cost

of tariffs begins

to impact retail

pricing, our customers may

become more cautious

with their
discretionary

spending.

The

customers’

caution

in

regard

to

their

discretionary

spending

will

put
additional pressure on our ability to mitigate the cost increases caused by tariffs.
Comparison of the Three and Six

Months ended August 2, 2025

with August 3, 2024
Total retail sales

for the second

quarter were

$174.7 million

compared to last

year’s second

quarter sales

of
$166.9 million, a 5% increase. The

Company’s sales increased in the second

quarter of fiscal 2025 primarily
due to a 9% increase in same-store sales, partially offset by stores that were closed in the past 12 months. For
the

six

months

ended

August

2,

2025,

total

retail

sales

were

$343.1

million

compared

to

last

year’s
comparable six month sales of $342.2 million,

a 0.3% increase. The increase in sales

in the first six months of
fiscal

2025

was

due

primarily

to

a

4%

increase

in

same-store

sales,

mainly

offset

by

the

impact

of

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
E-commerce sales were less than 5% of total sales for the six months ended August 2,

2025 and are included
in the

same-store sales

calculation.

Total revenues,

comprised of

retail sales

and other

revenue (principally
finance charges

and late

fees on

customer accounts

receivable and

layaway fees),

were $176.5

million and
$346.8 million

for the

three and

six months

ended August

2, 2025,

compared to

$168.6 million

and $345.7

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
26
million for the three and six months ended August 3, 2024, respectively. The Company operated 1,101 stores at August

2, 2025

compared to

1,166 stores

at the

end of

last fiscal

year’s second

quarter.

For the

first six
months of fiscal 2025,

the Company permanently closed

16 stores.

The Company currently expects

to close
approximately 50 stores in fiscal 2025.
Other revenue, a component of total revenues, was $1.9 million and $3.7 million for the three and six months
ended

August

2,

2025,

respectively,

compared

to

$1.7

million

and

$3.5

million

for

the

prior

year’s
comparable three

and six

month periods.

Included in

Other revenue is

credit revenue of

$0.7 million,

which
represented 0.4%

of total

revenues in

the second

quarter of

fiscal 2025,

flat both

in dollars

and percentage
compared to fiscal 2024. Credit revenue is comprised of interest earned on the Company’s private label credit card

portfolio

and

related

fee

income.

Related

expenses

principally

include

payroll,

postage

and

other
administrative expenses and totaled $0.4 million

in the second quarter of fiscal 2025,

compared to last year’s
second quarter expense of $0.4 million.
Cost of

goods sold

was $111.5

million, or

63.8% of

retail sales

and $220.8

million, or

64.4% of retail

sales
for the

three and

six months

ended August

2, 2025,

respectively, compared

to $109.1

million, or

65.4% of
retail

sales and

$221.6

million,

or 64.8%

of retail

sales

for the

comparable three

and six

month

periods of
fiscal 2024.

The overall decrease in

cost of goods sold

as a percent of

retail sales for the

second quarter and
first

six

months

of

fiscal

2025

versus

the

comparable

three

and

six

month

periods

of

fiscal

2024

resulted
primarily from lower buying and distribution costs, partially offset by increased sales of marked down goods.

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
by 9.3% to $63.2 million for

the second quarter of fiscal 2025 and

by 1.4% to $122.3 million for

the first six
months of

fiscal 2025,

compared to

$57.8 million

and $120.6

million for

the prior

year’s comparable

three
and six

months of

fiscal 2024,

respectively.

Gross margin

as presented

may not

be comparable

to those

of
other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and

benefits, insurance, supplies,

advertising, and bank

and credit card

processing fees. SG&A
expenses

were

$57.4

million,

or

32.8%

of

retail

sales

and

$112.7

million,

or

32.8%

of

retail

sales

for

the
second quarter and first six months of fiscal 2025, respectively, compared to $58.2 million, or

34.9% of retail
sales and $114.9 million, or 33.6% of retail sales for the prior year’s comparable three and six month periods,
respectively.

The decrease in SG&A expenses for the

second quarter and first six months of fiscal

2025 was
primarily

due

to

lower

corporate

and

field

payroll

expense,

as

well

as

lower

insurance,

partially

offset

by
increases in advertising and general corporate

costs.
Depreciation expense was $2.5 million, or 1.4% of retail sales and $5.1 million, or 1.5% of retail sales for the
second quarter

and first

six months

of fiscal

2025, respectively,

compared to

$2.3 million,

or 1.4%

of retail
sales and $4.4

million or 1.3%

of retail sales

for the comparable

three and six

month periods of

fiscal 2024,
respectively.

Interest and other income was $1.4 million, or 0.8% of retail sales and $2.6 million, or 0.8% of retail sales for the three and six months ended August

2, 2025, respectively, compared to $1.7 million,

or 1.0% of retail sales
and

$7.6

million,

or

2.2%

of

retail

sales

for

the

comparable

three

and

six

month

periods

of

fiscal

2024,
respectively. The decrease

for the first

six months of

fiscal 2025 compared

to fiscal 2024

was primarily due

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
27
to a $3.2 million

net gain on the

sale of land

held for investment and

the sale of equity securities

recorded in
the first quarter of 2024.
Income tax

benefit

was $0.3

million and

an expense

of

$0.6 million

for the

second quarter

and first

six
months of

fiscal 2025,

respectively,

compared to

a tax

expense of

$0.6 million

and $1.3

million for

the
comparable three and six month periods of fiscal 2024, respectively.

The effective income tax rate

for the
first six

months of

fiscal 2025

was 5.9%

compared to

10.5% for

the first

six months

of fiscal

2024. The
decrease

in

tax

expense in

2025

is

primarily due

to

reductions in

foreign income

taxes

and

a

favorable
adjustment to the federal net operating loss carryback claim as a result of the Coronavirus Aid, Relief and
Economic

Security

Act

(CARES Act),

partially

offset

by

an

increase

in

state

income

taxes.

On

July

4,
2025, the One Big

Beautiful Bill Act (the

“OBBBA”) was signed into

law. The

Company has considered
the impact

of the

OBBBA in

the second

quarter of

fiscal 2025

and concluded the

changes do

not have

a
material impact on the Company’s effective tax rate.
LIQUIDITY, CAPITAL

RESOURCES

AND MARKET

RISK:

The Company

believes that

its cash,

cash equivalents

and short-term

investments, together

with cash

flows
from operations and its asset-backed revolving line of credit, will be adequate to fund the Company’s regular
operating requirements and expected capital expenditures

for the next 12 months.
Cash

provided

by

operating

activities

during

the

first

six

months

of

fiscal

2025

was

$15.6

million

as
compared to

$8.8 million

provided in

the first

six months

of fiscal

2024. The

increase in

cash provided

by
operating activities of $6.8

million for the first

six months of fiscal

2025 as compared to

the first six months
of

fiscal

2024

was

primarily

attributable

to

the

relative

change

in

inventory

from

year-end

to

the

second
quarter for

both years

and a

non-operating gain

on sale

of assets

held for

investment in

the first

quarter of
fiscal 2024, partially offset by the relative change

of accounts payable from year-end to the second quarter

for
both years.
At August 2, 2025, the Company had working capital of $50.5 million compared to

$34.9 million at February
1,

2025.
The

increase

in

working

capital

was

primarily

attributable

to

an

increase

in

cash

and

cash
equivalents and decreases in accrued expenses, current lease liability and accounts payable, partially offset by a decrease in inventories.
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
The ABL Credit Agreement is committed through May 2027 and is secured primarily by inventory and third-
party

credit

card

receivables.

There

were

no

borrowings

outstanding

and

the

availability

under

the

facility
was $30.0

million before

giving effect

to a

$3.0 million

outstanding letter

of credit

that reduced

borrowing
availability to $27.0 million as of August 2, 2025.

The weighted average interest rate under the credit facility was zero at August 2, 2025 due

to no outstanding borrowings.
Expenditures for property and equipment totaled $2.4 million in the first six months of fiscal 2025, compared to $4.8 million in last fiscal

year’s first six months. The decrease in

expenditures for property and equipment

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
28
was

primarily

due

to

finishing

projects

related

to

investments

in

the

distribution

center

and

information
technology, as

well as

no new

store openings

in the

first

six months

of the

current fiscal

year. For

the full
fiscal 2025 year, the Company expects

to invest approximately $5.9 million for capital

expenditures.
Net cash

used in

investing activities

totaled $0.9

million in

the first

six months

of fiscal

2025 compared

to
$6.7 million net cash

provided in the comparable

period of 2024.

The increase in net

cash used in investing
activities

in

2025

was

primarily

due

to

a

decrease

in

the

sales

of

short-term

investments

and

other

assets,
partially offset by lower capital

expenditures.
Net cash

used in

financing activities

totaled $0.9

million in

the first

six months

of fiscal

2025 compared

to
$9.1

million

used

in

the

comparable

period

of

fiscal

2024.

The

decrease

in

net

cash

used

in

financing
activities in fiscal

2025 was

primarily due

to the elimination

of dividend

payments in

fiscal 2025

and lower
stock repurchases.
As

of

August

2,

2025,

the

Company

had

680,740

shares

remaining

in

open

authorizations

under

its

share
repurchase program.

The Company does not use

derivative financial instruments.
The

Company’s

investment

portfolio

was

primarily

invested

in

corporate

bonds

and

taxable

governmental
debt

securities

held

in

managed

accounts

with

underlying

ratings

of

A

or

better

at

August

2,

2025

and
February

1,

2025.

The

state,

municipal

and

corporate

bonds

and

asset-backed

securities

have

contractual
maturities

which

range

from

13

days

to

2.9

years.

The

U.S.

Treasury/Agencies

notes

and

bonds

have

a
contractual maturity of up to 7 months.

Additionally,

at

August

2, 2025,

the

Company

had

deferred

compensation plan

assets

of

$9.5

million.

At
February

1,

2025,

the

Company

had

deferred

compensation

plan

assets

of

$9.3

million.

These

assets

are
recorded

within

Other

assets

in

the

Condensed

Consolidated

Balance

Sheets.

See

Note

7,

Fair

Value
Measurements, included in Part 1, Item 1 Financial Statements (Unaudited) in this Quarterly Report on Form
10-Q.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)
29
RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 8, Recent Accounting Pronouncements, included in Part 1, Item

1 Financial Statements
(Unaudited) in this Quarterly Report on Form 10-Q.

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

Exchange Act Rule 13a-
15(f)) has occurred during the Company’s fiscal quarter ended August 2, 2025 that has materially affected, or is

reasonably

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
to

be

immaterial

may

also

materially

adversely

affect

our

business,

financial

condition

or

results

of
operations.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended August 2, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)

of Shares that may
Fiscal of Shares Price Paid Announced Plans or
Yet be Purchased

Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
May 2025 - $ - -
June 2025 22,679 2.64 22,679
July 2025 - - -
Total 22,679 $ 2.64 22,679 680,740
(1)
Prices include trading costs.
(2)
As

of

May 3,

2025, the

Company’s

share repurchase

program had

703,419

shares remaining

in
open authorizations. During the

second quarter ended

August 2, 2025,

the Company repurchased
and

retired

22,679

shares

under

this

program

for

approximately

$59,911

or

an

average

market
price of

$2.64 per

share.

As of

August 2,

2025, the

Company had

680,740 shares

remaining in
open authorizations. There is no specified expiration date for the Company’s repurchase program.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES:
Not Applicable.

THE CATO CORPORATION
PART II OTHER

INFORMATION
32
ITEM 4.

MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.

OTHER INFORMATION:
During the three months ended August 2, 2025, none of the Company’s directors or officers (as defined in
Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended)
adopted

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
August 28, 2025
/s/ John P.

D. Cato
Date
John P.

D. Cato
Chairman, President and
Chief Executive Officer
August 28, 2025 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer