Form 10-Q
period 2025-11-01
CATO CORP
filed 2025-11-25
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT
TO SECTION
13 OR 15(d)
OF THE SECURITIES
EXCHANGE
ACT OF
1934
For the quarterly period ended
November 1, 2025
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
1,
2025,
there
were
17,984,954
shares
of
Class A
common
stock
and
1,763,652
shares
of
Class B
common
stock
o utstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended November 1, 2025
Table
of Contents
Page No.
PART
I – FINANCIAL INFORMATION
(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income (Loss) and Comprehensive
Income (Loss)
2
For the Three Months and Nine Months Ended November
1, 2025 and November
2, 2024
Condensed Consolidated Balance Sheets 3
At November 1, 2025 and February 1, 2025
Condensed Consolidated Statements of Cash Flows 4
For the Nine Months Ended November 1, 2025
and November 2, 2024
Condensed Consolidated Statements of Stockholders’ Equity 5 – 6
For the Three Months and Nine Months Ended November
1, 2025 and November
2, 2024
Notes to Condensed Consolidated Financial Statements 7 – 21
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
Item 4. Mine Safety Disclosures 32
Item 5. Other Information 32
Item 6. Exhibits 32
Signatures 33

PART
I FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
Three Months Ended Nine Months Ended
November 1,
2025
November 2,
2024
November 1,
2025
November 2,
2024
(Dollars in thousands, except per share data)
REVENUES
Retail sales
$
153,739
$
144,642
$
496,811
$
486,848
Other revenue (principally finance charges, late fees and
layaway charges)
1,663
1,528
5,342
5,049
Total revenues
155,402
146,170
502,153
491,897
COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown
below)
104,517
102,955
325,302
324,582
Selling, general and administrative (exclusive of depreciation shown below)
56,974
57,876
169,670
172,809
Depreciation
2,444
2,737
7,532
7,106
Interest and other income
(2,181)
(2,646)
(4,775)
(10,209)
Costs and expenses, net
161,754
160,922
497,729
494,288
(Loss) income before income taxes
(6,352)
(14,752)
4,424
(2,391)
Income tax (benefit) expense
(1,163)
322
(528)
1,614
Net (loss) income $
(5,189)
$
(15,074)
$
4,952
$
(4,005)
Basic (loss) earnings per share $
(0.28)
$
(0.79)
$
0.25
$
(0.24)
Diluted (loss) earnings per share $
(0.28)
$
(0.79)
$
0.25
$
(0.24)
Comprehensive income:
Net (loss) income $
(5,189)
$
(15,074)
$
4,952
$
(4,005)
Net unrealized gain (loss) on available-for-sale securities
for each of the three and nine months ended
November 1, 2025 and November 2, 2024, respectively
19
(151)
125
(223)
Comprehensive (loss) income
$
(5,170)
$
(15,225)
$
5,077
$
(4,228)
S ee notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
November 1, 2025 February 1, 2025
ASSETS (Dollars in thousands)
Current Assets:
Cash and cash equivalents
$
22,769
$
20,279
Short-term investments
56,204
57,423
Restricted cash
2,675
2,799
Accounts receivable, net of allowance for customer credit losses of
$
683
and $
581
at November 1, 2025 and February 1, 2025, respectively
26,093
24,540
Merchandise inventories
94,065
110,739
Prepaid expenses and other current assets
8,603
7,406
Total Current Assets
210,409
223,186
Property and equipment – net
55,912
60,326
Other assets
20,650
19,979
Right-of-Use assets – net
163,261
148,870
Total Assets
$
450,232
$
452,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable
$
72,531
$
88,641
Accrued expenses
36,960
41,717
Accrued employee benefits and bonus
326
326
Accrued income taxes
8
-
Current lease liability
42,262
57,555
Total Current Liabilities
152,087
188,239
Other noncurrent liabilities
12,782
13,485
Lease liability
117,719
88,341
Commitments and contingencies (Note 10)
- -
Stockholders' Equity:
Preferred stock, $
100
par value per share,
100,000
shares
authorized,
none
issued
-
-
Class A common stock, $
0.033
par value per share,
50,000,000
shares authorized;
17,984,954
shares and
18,313,929
shares
issued at November 1, 2025 and February 1, 2025, respectively
608
619
Convertible Class B common stock, $
0.033
par value per share,
15,000,000
shares authorized;
1,763,652
shares
issued at November 1, 2025 and February 1, 2025
59
59
Additional paid-in capital
130,812
129,530
Retained earnings
35,887
31,935
Accumulated other comprehensive income
278
153
Total Stockholders' Equity
167,644
162,296
Total Liabilities and Stockholders' Equity
$
450,232
$
452,361
S ee notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(UNAUDITED)
Nine Months Ended
November 1, 2025 November 2, 2024
(Dollars in thousands)
Operating Activities:
Net income (loss)
$
4,952
$
(4,005)
Adjustments to reconcile net income (loss) to net cash provided
(used) in operating activities:
Depreciation
7,532
7,106
Provision for customer credit losses
655
492
Purchase premium and premium amortization of investments
(655)
(848)
Gain on sale of assets held for investment
(34)
(5,350)
Share-based compensation
1,137
1,581
(Gain) loss on disposal of property and equipment
(843)
116
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable
(2,208)
1,283
Merchandise inventories
16,674
(8,556)
Prepaid and other assets
(1,868)
(1,315)
Operating lease right-of-use assets and liabilities
(306)
(1,151)
Accounts payable, accrued expenses and other liabilities
(21,791)
(2,619)
Net cash provided (used) in operating activities
3,245
(13,266)
Investing Activities:
Expenditures for property and equipment
(2,892)
(6,509)
Purchase of short-term investments
(19,761)
(38,659)
Sales of short-term investments
21,761
52,994
Sales of other assets
864
13,674
Net cash (used) provided by investing activities
(28)
21,500
Financing Activities:
Dividends paid
-
(10,516)
Repurchase of common stock
(995)
(2,398)
Proceeds from employee stock purchase plan
144
338
Net cash used in financing activities
(851)
(12,576)
Net increase (decrease) in cash, cash equivalents, and restricted cash
2,366
(4,342)
Cash, cash equivalents, and restricted cash at beginning of period
23,078
27,913
Cash, cash equivalents, and restricted cash at end of period
$
25,444
$
23,571
Non-cash activity:
Accrued other assets and property and equipment expenditures $
541
$
440
S ee notes to condensed consolidated financial statements (unaudited).

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
deferred income tax expense of $
0
-
-
-
68
68
Other
-
-
30
-
30
Share-based compensation expense
-
394
-
394
Repurchase and retirement of treasury shares
-
-
(60)
-
(60)
Balance — August 2, 2025 $
666
$
130,180
$
41,076
$
259
$
172,181
Comprehensive income:
Net loss
-
-
(5,189)
-
(5,189)
Unrealized net gain on available-for-sale securities, net
of
deferred income tax benefit of $
0
-
-
-
19
19
Class A common stock sold through employee stock purchase
plan
1
96
-
-
97
Share-based compensation expense
-
536
-
-
536
Balance — November 1, 2025 $
667
$
130,812
$
35,887
$
278
$
167,644
S ee notes to condensed consolidated financial statements (unaudited).

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
deferred income tax expense of $
0
-
-
-
676
676
Dividends paid ($
0.17
per share)
-
-
(3,527)
-
(3,527)
Class A common stock sold through employee stock purchase
plan
-
35
-
-
35
Share-based compensation expense
-
858
14
-
872
Balance — August 3, 2024 $
694
$
127,951
$
66,094
$
323
$
195,062
Comprehensive income:
Net loss
-
-
(15,074)
-
(15,074)
Unrealized net gain on available-for-sale securities, net
of
deferred income tax expense of $
0
-
-
-
(151)
(151)
Dividends paid ($
0.17
per share)
-
-
(3,466)
-
(3,466)
Class A common stock sold through employee stock purchase
plan
1
172
-
-
173
Share-based compensation expense
(1)
704
11
-
714
Repurchase and retirement of treasury shares (1) - (158) - (159)
Balance — November 2, 2024 $
693
$
128,827
$
47,407
$
172
$
177,099
S ee notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7
NOTE 1 - GENERAL
:
The
condensed
consolidated
financial
statements
as
of
November
1,
2025
and
for
the
three
and
nine
months ended November 1, 2025 and November 2,
2024 have been prepared from the accounting records
of The Cato
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
third
quarter
of
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
Three Months Ended Nine Months Ended
November 1,
2025
November 2,
2024
November 1,
2025
November 2,
2024
(Dollars in thousands, except per share data)
Numerator
Net earnings (loss) $
(5,189)
$
(15,074)
$
4,952
$
(4,005)
Less: Earnings allocated to non-vested equity awards
-
(200)
(250)
(548)
Net earnings (loss) available to common stockholders $
(5,189)
$
(15,274)
$
4,702
$
(4,553)
Denominator
Basic weighted average common shares outstanding
18,814,510
19,302,107
18,769,570
19,318,794
Diluted weighted average common shares outstanding
18,814,510
19,302,107
18,769,570
19,318,794
Net income per common share
Basic earnings (loss) per share $
(0.28)
$
(0.79)
$
0.25
$
(0.24)
Diluted earnings (loss) per share $
(0.28)
$
(0.79)
$
0.25
$
(0.24)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The
following
table
sets
forth
information
regarding
the
changes
in
Accumulated
other
comprehensive
income (in thousands) for the
three months ended November 1, 2025:
Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at August 2, 2025 $
259
Other comprehensive income before
reclassification
19
Amounts reclassified from accumulated
other comprehensive income to net income
-
Net current-period other comprehensive income
19
Ending Balance at November 1, 2025 $
278
(a) All amounts are net-of-tax.
The
following
table
sets
forth
information
regarding
the
changes
in
Accumulated
other
comprehensive
income (in thousands) for the
nine months ended November 1, 2025:
Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2025 $
153
Other comprehensive income before
reclassification
159
Amounts reclassified from accumulated
other comprehensive income to net income (b)
(34)
Net current-period other comprehensive income
125
Ending Balance at November 1, 2025 $
278
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes $
34
impact of Accumulated other comprehensive income reclassifications into Interest and other
i ncome for net realized gains on available-for-sale securities. The tax impact of this reclassification was
$0
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
Other comprehensive income before
reclassification
(151)
Amounts reclassified from accumulated
other comprehensive income
-
Net current-period other comprehensive income
(151)
Ending Balance at November 2, 2024 $
172
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
The
following
table
sets
forth
information
regarding
the
changes
in
Accumulated
other
comprehensive
income (in thousands) for the
nine months ended November 2, 2024:
Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 3, 2024 $
395
Other comprehensive income before
reclassification
563
Amounts reclassified from accumulated
other comprehensive income (b)
(786)
Net current-period other comprehensive loss
(223)
Ending Balance at November 2, 2024 $
172
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
(b) Includes
$1,022
impact of Accumulated other comprehensive income reclassifications into Interest and other
i ncome for net realized gains on available-for-sale securities. The tax impact of this reclassification was $
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
November
1,
2025.
The
weighted average
interest rate
under the
credit
facility was
zero
at November 1, 2025 due to
no
outstanding borrowings.
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The
Company
has
determined
that
it
has
four
operating
segments,
as
defined
under
ASC
280
–
Segment
Reporting
(“ASC 280”), including Cato, It’s
Fashion, Versona and Credit.
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
in
a
similar
manner
through
the
Company’s
single
distribution
center
and
is
subsequently
distributed
to
customers in a
similar manner. The
Company
operates
its
women’s
fashion
specialty
retail
stores
in
31
states as of November 1, 2025, principally in the southeastern
United States.
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
sale are
not included
in assessing
the segments’
performance and
therefore not
allocated
to either segment.
The
CODM
manages
and
evaluates
the
segments’
operating
performance
based
on
segment
sales,
e
xpenses, and
profit or
loss from
operations before
income taxes
as presented
in the
Company’s
annual

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12
budget and forecasting
process, as well as
monthly analyses of budget-to-actual
and prior year
variances.
Segment
expenses
and
other
items
primarily
include
cost
of
goods
sold,
selling,
general
and
administrative
expenses,
depreciation
and
interest
and
other
income.
Assessment
and
approval
of
all
capital
expenditures
are
determined
to
be
in
support
of
and
based
on
the
needs
of
the
retail
segment;
however,
the
CODM
does
not
evaluate
performance
or
allocate
resources
based
on
segment
asset
balances
and,
therefore,
total
segment
assets
are
not
presented
in
the
tables
below.
The
measure
of
segment assets is reported on the balance sheet as total consolidated assets.
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
Three Months Ended
November 1, 2025 Retail Credit Total
Revenues $
154,740
$
662
$
155,402
Cost of goods sold
104,517
-
104,517
Selling, general, and administrative (a)
39,955
410
40,365
Corporate overhead
16,609
-
16,609
Depreciation
2,444
-
2,444
Interest and other income
(88)
(286)
(374)
Segment income (loss) before income taxes $
(8,697)
$
538
$
(8,159)
Corporate interest and other income
(1,807)
Loss before income taxes $
(6,352)
Capital expenditures $
530
$
-
$
530
Nine Months Ended
November 1, 2025 Retail Credit Total
Revenues $
500,173
$
1,980
$
502,153
Cost of goods sold
325,302
-
325,302
Selling, general, and administrative (a)
119,244
1,211
120,455
Corporate overhead
49,215
-
49,215
Depreciation
7,532
-
7,532
Interest and other income
(282)
(877)
(1,159)
Segment income (loss) before income taxes $
(838)
$
1,646
$
808
Corporate interest and other income
(3,616)
Income before income taxes $
4,424
Capital expenditures $
2,892
$
-
$
2,892
(a) Selling, general, and administrative expense include corporate and store payroll, related payroll taxes and
benefits, insurance, supplies, advertising, bank and credit
card processing fees.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13
NOTE 5 – REPORTABLE SEGMENT INFORMATION
(CONTINUED):
Three Months Ended
November 2, 2024 Retail Credit Total
Revenues $
145,508
$
662
$
146,170
Cost of goods sold
102,955
-
102,955
Selling, general, and administrative (a)
40,683
406
41,089
Corporate overhead
16,787
-
16,787
Depreciation
2,737
-
2,737
Interest and other income
(105)
(319)
(424)
Segment income (loss) before income taxes $
(17,549)
$
575
$
(16,974)
Corporate interest and other income
(2,222)
Loss before income taxes $
(14,752)
Capital expenditures $
1,710
$
-
$
1,710
Nine Months Ended
November 2, 2024 Retail Credit Total
Revenues $
489,892
$
2,005
$
491,897
Cost of goods sold
324,582
-
324,582
Selling, general, and administrative (a)
122,597
1,230
123,827
Corporate overhead
48,982
-
48,982
Depreciation
7,105
1
7,106
Interest and other income
(292)
(838)
(1,130)
Segment income (loss) before income taxes $
(13,082)
$
1,612
$
(11,470)
Corporate interest and other income
(9,079)
Loss before income taxes $
(2,391)
Capital expenditures $
6,509
$
-
$
6,509
(a) Selling, general, and administrative expense include corporate and store payroll, related payroll taxes and
benefits, insurance, supplies, advertising, bank and credit
card processing fees.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14
NOTE 6 – STOCK-BASED COMPENSATION:
As
of
November
1,
2025,
the
Company’s
2018
Incentive
Compensation
Plan
allows
for
the
granting
of
various
forms
of
equity-based
awards,
including
restricted
stock
and
stock
options
for
grant
to
officers,
directors and key employees.
The
following
table
presents
the
number
of
options
and
shares
of
restricted
stock
initially
authorized
and
available for grant under this plan as
of November 1, 2025:
2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,861,706
In
accordance
with
ASC
718
–
Compensation–Stock Compensation
,
the
fair
value
of
current
restricted
stock awards
is estimated
on the
date of
grant based
on the
market price
of the
Company’s
stock and
is
amortized
to
compensation
expense
on
a
straight-line
basis
over
the
related
vesting
periods.
As
of
November
1,
2025
and
February
1,
2025,
there
was
$
4,813,000
and
$
7,276,000
,
respectively,
of
total
unrecognized compensation expense
related to nonvested
restricted stock awards,
which had a
remaining
weighted-average vesting period of
1.6
years and
1.9
years, respectively. The
total compensation expense
during the
three and
nine months
ended November
1, 2025
was $
536,000
and $
1,114,000
, respectively,
compared
to
a
total
compensation
expense
of
$
714,000
and
$
1,520,000
for
the
three
and
nine
months
ended
November
2,
2024,
respectively.
This
compensation
activity
is
classified
as
a
component
of
Selling,
general
and
administrative
expenses
in
the
Condensed
Consolidated
Statements
of
Income
(Loss).
The following summary
shows the changes
in the number
of shares of
unvested restricted stock
outstanding
during
the nine months ended
November
1, 2025:
Weighted Average
Number of Grant Date Fair
Shares
Value
Per Share
Restricted stock awards at February 1, 2025
1,215,181
$
8.98
Granted
-
-
Vested
(225,924)
12.89
Forfeited or expired
(76,105)
8.29
R estricted stock awards at November 1, 2025
913,152
$
8.06

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15
NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The
Company’s
Employee
Stock
Purchase
Plan
allows
eligible
full-time
employees
to
purchase
a
limited
number of
shares
of the
Company’s
Class
A
Common Stock
during each
semi-annual offering
period
at
a
15
% discount through
payroll deductions.
During the
nine months ended
November 1, 2025
and November
2, 2024, the Company sold
51,845
and
73,593
shares to employees at an average discount of $
0.49
and $
0.81
per share, respectively,
under the Employee
Stock Purchase Plan.
The compensation expense
recognized for
the
15
%
discount
given
under
the
Employee
Stock
Purchase
Plan
was
$
25,000
and
$
60,000
for
the
nine
months
ended
November
1,
2025
and
November
2,
2024,
respectively.
These
expenses
are
classified
as
a
component
of
Selling,
general
and
administrative
expenses
in
the
Condensed
Consolidated
Statements
of
Income (Loss).
NOTE 7
– FAIR VALUE MEASUREMENTS:
The following
tables
set forth
information regarding
the
Company’s financial
assets and
liabilities that
are
measured at fair value (in thousands)
as of November 1, 2025 and February
1, 2025:
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
November 1,
2025
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
Corporate Bonds
$
52,941
$
-
$
52,941
$
-
U.S. Treasury/Agencies Notes and Bonds
2,018
-
2,018
-
Cash Surrender Value of Life Insurance
9,842
-
-
9,842
Commercial Paper
1,245
-
1,245
-
Total Assets $
66,046
$
-
$
56,204
$
9,842
Liabilities:
Deferred Compensation
$
(8,677)
$
-
$
-
$
(8,677)
Total Liabilities $
(8,677)
$
-
$
-
$
(8,677)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16
NOTE 7
– FAIR VALUE MEASUREMENTS
(CONTINUED):
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
February 1, 2025
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
State/Municipal Bonds
$
1,244
$
-
$
1,244
$
-
Corporate Bonds
51,326
-
51,326
-
U.S. Treasury/Agencies Notes and Bonds
4,624
-
4,624
-
Cash Surrender Value of Life Insurance
9,301
-
-
9,301
Asset-backed Securities (ABS)
229
-
229
-
Total Assets $
66,724
$
-
$
57,423
$
9,301
Liabilities:
Deferred Compensation
$
(8,548)
$
-
$
-
$
(8,548)
Total Liabilities $
(8,548)
$
-
$
-
$
(8,548)
The
Company’s
investment
portfolio
was
primarily
invested
in
corporate
bonds
and
taxable
governmental
debt
securities
held
in
managed
accounts
with
underlying
ratings
of
A
or
better
at
November
1,
2025
and
February
1,
2025.
The
state,
municipal
and
corporate
bonds
and
asset-backed
securities
have
contractual
maturities which
range from
1.1 months
to
2.9
years. The
U.S. Treasury/Agencies
notes and
bonds have
a
contractual maturity of up to 3.5 months
.
Additionally, at November
1, 2025, the
Company had deferred
compensation plan assets
of $
9.8
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
of the
valuation
hierarchy.
The
Level
3
liability
associated
with
the
life
insurance
policies
represents
a
deferred
compensation obligation,
the value
of which
is tracked
via underlying
insurance funds’
net asset
values, as
recorded
in
Other
noncurrent
liabilities
in
the
Condensed
Consolidated
Balance
Sheet.
These
funds
are
designed to mirror mutual funds
and money market funds that are
observable and actively traded.
The
following
tables
summarize
the
change
in
fair
value
of
the
Company’s
financial
assets
and
liabilities
measured using Level 3 inputs
for the nine months ended November
1, 2025 and the year ended
February 1,
2 025 (in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17
NOTE 7
– FAIR VALUE MEASUREMENTS
(CONTINUED):
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2025 $
9,301
Total gains or (losses):
Included in interest and other income (or
changes in net assets)
541
Ending Balance at November 1, 2025 $
9,842
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2025 $
(8,548)
Redemptions
672
Additions
(167)
Total (gains) or losses:
Included in interest and other income (or
changes in net assets)
(634)
Ending Balance at November 1, 2025 $
(8,677)
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
E nding Balance at February 1, 2025 $
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
business entities.
The Company is currently
in the process of
evaluating the potential impact of
adoption
of
this new
guidance on
its income
tax related
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
2025
of
(
11.9
%)
compared
to
an
effective tax rate
of (
67.5
%) for the first
nine months of fiscal 2024.
Income tax benefit for the
first nine
months
was
$
0.5
million in
fiscal
2025
versus income
tax
expense of
$
1.6
million in
fiscal
2024.
The
income
tax
benefit
in
fiscal
2025
is
primarily
due
to
a
reduction
in
foreign
income
taxes
and
a
larger
release
of
reserves
related
to
expired
statute
of
limitations
for
uncertain
tax
positions
compared
to
the
prior
year.
On July
4, 2025,
the
One Big
Beautiful Bill
Act (the
“OBBBA”) was
signed into
law.
The
Company considered the impact of the
OBBBA in the second quarter of
fiscal 2025.
The changes do not
have a material impact
on the Company’s
effective tax rate.
The Company continues to
monitor impacts
moving forward.
NOTE 10 – COMMITMENTS AND CONTINGENCIES:
The Company is, from time to time, involved in routine litigation incidental to the conduct of its business, including
litigation
regarding
the
merchandise
that
it
sells,
litigation
regarding
intellectual
property,
litigation instituted
by persons
injured upon
premises under
its control,
litigation with
respect to
various
employment
matters,
including
alleged
discrimination and
wage
and
hour
litigation,
and
litigation
with
present or former employees.
Although such
litigation is
routine and
incidental to
the conduct
of the
Company’s business,
as with
any
business
of
its
size
with
a
significant
number
of
employees
and
significant
merchandise
sales,
such
litigation could
result in
large
monetary awards.
Based on
information currently
available, management
does
not
believe
that
any
reasonably
possible
losses
arising
from
current
pending
litigation
will
have
a
material adverse
effect
on the
Company’s
condensed consolidated
financial statements.
However,
given
the
inherent uncertainties
involved in
such matters,
an adverse
outcome in
one or
more
of
such matters
could
materially and
adversely affect
the
Company’s
financial condition,
results of
operations and
cash
flows
in
any
particular
reporting
period.
The
Company
accrues
for
these
matters
when
the
liability
is
d eemed probable and reasonably estimable.

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
The Company
offers its
own proprietary
credit card
to customers.
All credit
activity is
performed by
the
Company’s
wholly-owned
subsidiaries.
None
of
the
credit
card
receivables
are
secured.
The
Company
estimated
customer
credit
losses
of
$
213,000
and
$
655,000
for
the
three
and
nine
months
ended
November
1,
2025,
respectively,
compared
to
$
154,000
and
$
492,000
for
the
three
and
nine
months
ended November 2, 2024, respectively.
Sales purchased on the Company’s
proprietary credit card for the
three
and
nine
months
ended
November
1,
2025
were
$
5.3
million
and
$
16.4
million,
respectively,
compared
to
$
5.1
million
and
$
16.4
million
for
the
three
and
nine
months
ended
November
2,
2024,
respectively.
The
following
table
provides
information
about
receivables
and
contract
liabilities
from
contracts
with
customers (in thousands):
Balance as of
November 1, 2025 February 1, 2025
Proprietary Credit Card Receivables, net $
10,848
$
10,848
G ift Card Liability $
5,280
$
7,541

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The components of lease cost are shown below (in thousands):
Three Months Ended
November 1, 2025 November 2, 2024
Operating lease cost $
16,570
$
16,755
Variable lease cost (a) $
571
$
490
(a) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
Nine Months Ended
November 1, 2025 November 2, 2024
Operating lease cost $
49,654
$
50,565
Variable lease cost (a) $
1,429
$
1,450
(a) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
21
NOTE 12 – LEASES (CONTINUED:
Supplemental cash flow
information and non-cash
activity related to
the Company’s
operating leases are
as follows (in thousands):
Operating cash flow information:
Three Months Ended
November 1, 2025 November 2, 2024
Cash paid for amounts included in the measurement of lease liabilities $
14,839
$
15,584
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
44,795
$
1,207
Nine Months Ended
November 1, 2025 November 2, 2024
Cash paid for amounts included in the measurement of lease liabilities $
44,202
$
46,672
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
58,225
$
2,564
Weighted-average
remaining
lease
term
and
discount
rate
for
the
Company’s
operating
leases
are
as
follows:
As of
November 1, 2025 November 2, 2024
Weighted-average remaining lease term
2.5
years
1.7
years
Weighted-average discount rate
5.43%
4.84%
As
of
November
1,
2025,
the
maturities
of
lease
liabilities
by
fiscal
year
for
the
Company’s
operating
leases are as follows (in thousands):
Fiscal Year
2025 (a) $
14,907
2026
62,470
2027
44,319
2028
30,028
2029
18,154
Thereafter
10,135
Total lease payments
180,013
Less: Imputed interest
20,032
Present value of lease liabilities $
159,981
(a) Excluding the nine months ended November 1, 2025

THE CATO CORPORATION
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION:
The
following
information
should
be
read
along
with
the
unaudited
Condensed
Consolidated
Financial
Statements,
including
the
accompanying
Notes
appearing
in
this
Form
10-Q.
Any
of
the
following
are
“forward-looking”
statements
within
the
meaning
of
Section
27A
of
the
Securities
Act
of
1933,
as
amended,
and
Section
21E
of
the
Securities
Exchange Act
of
1934,
as
amended:
(1)
statements
in
this
Form 10-Q
that reflect
projections or
expectations of
our
future financial
or
economic performance;
(2)
statements
that
are
not
historical
information;
(3)
statements
of
our
beliefs,
intentions,
plans
and
objectives for
future operations;
(4) statements
relating to
our operations
or activities
for our
fiscal year
ending January
31, 2026
(“fiscal 2025”)
and beyond,
including, but
not limited
to, statements
regarding
expected
amounts
of
capital
expenditures
and
store
openings,
relocations,
remodels
and
closures,
statements
regarding
the
potential
impact
of
public
health
threats
and
related
responses
and
mitigation
efforts, as well as the potential impact of supply chain disruptions, extreme weather conditions, tariffs and other
trade
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
fuel, energy
and food
costs, inflation, wage
rates, tax
rates, tariffs,
interest rates, home
values, consumer
net worth and
the availability of credit;
changes in laws, regulations
or government policies affecting
our
business,
including
but
not
limited
to
tariffs
and
taxes;
uncertainties
regarding
the
impact
of
any
governmental action regarding,
or responses to,
the foregoing conditions; competitive
factors and pricing
pressures; our
ability to
predict and
respond to
rapidly changing
fashion trends
and consumer
demands;
our ability to
successfully implement our
new store development
strategy to increase
new store openings
and
our
ability
of
any
such
new
stores
to
grow
and
perform
as
expected;
underperformance
or
other
factors
that
may
lead
to
a
continuation
or
acceleration
of
store
closures
and
negatively
affect
the
Company’s
profitability,
financial
condition
and
prospects;
adverse
weather,
public
health
threats
(including the
COVID-19 or
other pandemics),
acts of
war or
aggression or
similar conditions
that may
affect
our
sales
or
operations;
inventory
risks
due
to
shifts
in
market
demand,
including
the
ability
to
liquidate
excess
inventory
at
anticipated
margins;
adverse
developments
or
volatility
affecting
the
financial services industry or
broader financial markets; and
other factors discussed under
“Risk Factors”
in Part
I, Item
1A of
our annual report
on Form
10-K for the
fiscal year
ended February 1,
2025 (“fiscal
2024”),
as
amended
or
supplemented, and
in
other
reports
we
file
with
or
furnish
to
the
Securities and
Exchange
Commission
(“SEC”)
from
time
to
time.
We
do
not
undertake,
and
expressly
decline,
any
obligation to update any such
forward-looking information contained in this report,
whether as a result of
n ew information, future events, or otherwise.

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
and their effects cannot
be
determined
with
absolute
certainty.
Therefore,
the
determination
of
estimates
requires
the
exercise
of
judgment. Actual results
inevitably will differ
from those estimates,
and such differences
may be material
to
the
financial
statements.
The
most
significant
accounting
estimates
inherent
in
the
preparation
of
the
Company’s financial
statements include
the calculation
of potential
asset impairment,
income tax
valuation
allowances,
reserves
relating
to
self-insured
health
insurance,
workers’
compensation,
general
and
auto
insurance
liabilities,
uncertain
tax
positions,
the
allowance
for
customer
credit
losses,
and
inventory
shrinkage.
T
he Company’s critical accounting policies and
estimates are discussed with the Audit Committee.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
24
RESULTS OF OPERATIONS:
The following table sets forth, for the periods indicated, certain items in the Company's unaudited Condensed
Consolidated Statements of Income (Loss) as
a percentage of total retail sales:
Three Months Ended Nine Months Ended
November 1, 2025 November 2, 2024 November 1, 2025 November 2, 2024
Total retail sales 100.0% 100.0% 100.0% 100.0%
Other revenue 1.1 1.1 1.1 1.0
Total revenues 101.1 101.1 101.1 101.0
Cost of goods sold (exclusive of
depreciation)
68.0 71.2 65.5 66.7
Selling, general and administrative
(exclusive of depreciation)
37.1 40.0 34.2 35.5
Depreciation 1.6 1.9 1.5 1.5
Interest and other income (1.4) (1.8) (1.0) (2.1)
Income (loss) before income taxes (4.1) (10.2) 0.9 (0.5)
N et income (loss)
(3.4) (10.4) 1.0 (0.8)

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
25
RESULTS OF OPERATIONS
(CONTINUED):
Management’s
Discussion
and
Analysis
of
Financial
Condition
and
Results
of
Operations
(“MD&A”)
is
intended
to
provide
information
to
assist
readers
in
better
understanding
and
evaluating
our
financial
condition and results of
operations. We recommend reading this
MD&A in conjunction with
our Condensed
Consolidated Financial
Statements and
the Notes
to those
statements included in
the “Financial
Statements”
section of this Quarterly Report on
Form 10-Q, as well as our
2024 Annual Report on Form 10-K.
Recent Developments
Tariff
Pressures
A
significant
quantity
of
our
products
are
made
in
China and
Southeast
Asia. The
products
from
these
countries are subject
to the newly
implemented reciprocal tariffs,
as well as
an additional Section
301 ad
valorem tariff on
Chinese products.
In the third quarter,
products from China were subject
to the Section
301
ad
valorem
tariffs
and
products
sourced
from
all
other
countries
were
subject
to
reciprocal
tariffs.
During
the
quarter,
most
of
the
countries
from
which
we
source
product,
excluding
China
and
India,
finalized
trade
deals
with
the
U.S.
The
additional
tariffs
range
from
10%
to
20%
for
those
countries.
India’s tariffs
increased to 50% from 10% in
the quarter.
Though China’s tariffs
remained at 30% during
the
quarter,
effective
November
10,
2025
they
were
reduced
to
20%.
These
tariffs
increased
our
inventory
costs
associated
with
products
made
in
China
and
Southeast
Asia
in
the
third
quarter.
We
anticipate
that
our
product
acquisition
costs
for
the
remainder
of
the
fiscal
year
and
into
2026
will
be
negatively impacted by these additional costs.
These cost
increases will
continue to
negatively impact
our results
of operations
and financial
condition
unless we
are able
to
successfully mitigate
their effects
by increasing
retail pricing
without losing
sales
and/or sharing these
costs with
our vendors. Certain
product categories,
such as shoes
and handbags that
are predominately made in China, will be difficult to source in countries with lower tariffs.
Comparison of the Three and Nine
Months ended November 1, 2025 with November
2, 2024
Total retail sales for the
third quarter were $153.7 million compared to
last year’s third quarter sales
of $144.6
million, a 6%
increase. The
Company’s sales increased
in the third
quarter of fiscal
2025 primarily due
to a
10% increase
in same-store
sales, partially
offset by
stores that
were closed
in the
past 12
months. For
the
nine
months
ended
November
1,
2025,
total
retail
sales
were
$496.8
million
compared
to
last
year’s
comparable nine month sales
of $486.8 million, a
2% increase. The increase
in sales in the
first nine months
of fiscal
2025 was
due primarily
to a
6% increase
in same-store
sales, offset
mainly by
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
E-commerce
sales
were
less
than
5%
of
total
sales
for
the
nine
months
ended
November
1,
2025
and
are
included
in
the
same-store
sales
calculation.
Total
revenues,
comprised
of
retail
sales
and
other
revenue
(principally finance
charges and
late fees
on customer
accounts receivable
and layaway
fees), were
$155.4
million
and
$502.2
million
for
the
three
and
nine
months
ended
November
1,
2025,
compared
to
$146.2
million
and
$491.9
million
for
the
three
and
nine
months
ended
November
2,
2024,
respectively.
The
Company operated 1,101 stores at November 1, 2025 compared to 1,167 stores at the end of last fiscal year’s third quarter.
For the first
nine months of
fiscal 2025, the
Company permanently closed
16 stores.
In total,
t
he Company currently expects to close
approximately 50 stores in fiscal 2025.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
26
Other
revenue,
a
component
of
total
revenues,
was
$1.7
million
and
$5.3
million
for
the
three
and
nine
months ended November 1, 2025, respectively, compared to $1.5 million and $5.0 million for the prior year’s
comparable three and nine month periods. Included in Other revenue is credit revenue of $0.7 million, which represented
0.4%
of
total
revenues
in
the
third
quarter
of
fiscal
2025,
relatively
flat
both
in
dollars
and
percentage compared to fiscal 2024. Credit revenue is comprised of interest earned on the Company’s private label credit card
portfolio and related
fee income.
Related expenses principally
include payroll, postage
and
other administrative
expenses and
totaled
$0.4 million
in the
third
quarter of
fiscal
2025,
compared to
last
year’s third quarter expense of
$0.4 million.
Cost of
goods sold
was $104.5
million, or
68.0% of
retail sales
and $325.3 million,
or 65.5%
of retail
sales
for the three and
nine months ended November
1, 2025, respectively, compared
to $103.0 million, or
71.2%
of retail sales and $324.6 million, or 66.7% of retail sales for the comparable three and nine month periods of fiscal 2024.
The overall
decrease in
cost of
goods sold
as a
percent of
retail sales
for the
third quarter
and
first nine
months of
fiscal 2025
versus the
comparable three
and nine
month periods
of fiscal
2024 resulted
primarily from lower
buying, distribution and
occupancy costs, partially
offset by increased
sales of marked
down goods.
Cost of goods sold includes merchandise costs (net of discounts and allowances), buying costs, distribution
costs,
occupancy
costs,
freight
and
inventory
shrinkage.
Net
merchandise
costs
and
in-bound
freight are capitalized as
inventory costs.
Buying and distribution costs
include payroll, payroll-related costs
and operating
expenses for
the
buying departments
and
distribution center.
Occupancy
costs
include rent,
real estate
taxes, insurance,
common area
maintenance, utilities
and maintenance
for stores
and distribution
facilities. Total gross
margin dollars (retail
sales less cost
of goods sold
exclusive of depreciation)
increased
by 18.0% to $49.2 million for the third quarter of fiscal 2025 and by 5.7% to $171.5 million for the first nine
months of
fiscal 2025,
compared to
$41.7 million
and $162.3
million for
the prior
year’s comparable
three
and nine months
of fiscal 2024,
respectively.
Gross margin as
presented may not
be comparable to
those of
other entities.
Selling, general and administrative (“SG&A”) expenses primarily include corporate and store payroll, related payroll taxes and
benefits, insurance, supplies,
advertising, and bank
and credit card
processing fees. SG&A
expenses were $57.0 million, or 37.1% of retail sales and $169.7 million, or 34.2% of retail sales for the third
quarter and first nine months of fiscal 2025, respectively, compared to $57.9 million, or 40.0% of retail sales,
and
$172.8 million,
or 35.5%
of retail
sales
for the
prior
year’s
comparable three
and
nine month
periods,
respectively.
The decrease in SG&A
expenses for the third
quarter and first nine
months of fiscal 2025
was
primarily due to lower corporate and
field payroll expense, as well as
lower insurance costs.
Depreciation expense was $2.4 million, or 1.6% of retail sales and $7.5 million, or
1.5% of retail sales for the
third quarter
and first
nine months
of fiscal
2025, respectively,
compared to
$2.7 million,
or 1.9%
of retail
sales and $7.1 million, or 1.5% of retail sales for the comparable three and nine month periods of fiscal 2024, respectively.
Interest and other income was $2.2 million, or 1.4% of retail sales and $4.8 million, or 1.0% of retail sales for
the three and nine months ended November 1, 2025, respectively, compared to $2.6 million, or 1.8% of retail sales
and
$10.2
million,
or
2.1%
of
retail
sales
for
the
comparable
three
and
nine
month
periods
of
fiscal
2024,
respectively.
The
decrease
for
the
first
nine
months
of
fiscal
2025
compared
to
fiscal
2024
was
primarily due to a net gain on the sale of land held for
investment and the sale of equity securities recorded in
the first quarter of 2024, as well as a net gain on the disposal of the Company’s corporate aircraft recorded in the third quarter of 2024.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
27
Income tax
benefit was
$1.2 million
and $0.5
million for the
third quarter
and first
nine months of fiscal
2025, respectively, compared to tax expense of $0.3 million and $1.6 million for the comparable three and nine month periods of fiscal 2024,
respectively.
The effective income tax
rate for the
first nine months of
fiscal
2025 was
(11.9%)
compared to
(67.5%)
for
the
first
nine months
of
fiscal
2024.
The income
tax
benefit
in
fiscal
2025
is
primarily
due
to
a
reduction
in
foreign
income
taxes
and
a
larger
release
of
reserves
related
to
expired
statute
of
limitations
for
uncertain
tax
positions
compared
to
the
prior
year.
On
July
4,
2025,
the
One
Big
Beautiful
Bill
Act
(the
“OBBBA”)
was
signed
into
law.
The
Company
considered the
impact of
the
OBBBA in
the second
quarter
of fiscal
2025.
The changes
do not
have a
material impact on the Company’s effective tax rate.
The Company continues to monitor impacts moving
forward.
LIQUIDITY, CAPITAL
RESOURCES
AND MARKET
RISK:
The Company
believes that
its cash,
cash equivalents
and short-term
investments, together
with cash
flows
from operations and its asset-backed revolving line of credit, will be adequate to fund the Company’s regular
operating
requirements
and
expected
capital
expenditures
for
the
12
months
from
the
issuance
of
these
financial statements.
Cash
provided
by
operating
activities
during
the
first
nine
months
of
fiscal
2025
was
$3.2
million
as
compared
to
$13.3
million
used
in
the
first
nine
months
of
fiscal
2024.
The
increase
in
cash
provided
by
operating
activities
of
$16.5
million
for
the
first
nine
months
of
fiscal
2025
as
compared
to
the
first
nine
months of
fiscal 2024
was primarily
attributable to
net income
for the
current fiscal
year compared
to a
net
loss for the prior fiscal year, the relative change in inventory from year-end to the third quarter for both years
and
a
non-operating
gain
on
sale
of
assets
held
for
investment
in
the
first
quarter
of
fiscal
2024,
partially
offset by the relative change of
accounts payable from year-end to
the third quarter for both
years.
At
November
1,
2025,
the
Company
had
working
capital
of
$58.3
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
credit
card
receivables.
There
were
no
borrowings
outstanding
and
the
availability
under
the
facility
was $30.0
million before
giving effect
to a
$3.0 million
outstanding letter
of credit
that reduced
borrowing
availability
to
$27.0 million
as of
November
1,
2025.
The
weighted average
interest rate
under the
credit
facility was zero at November 1, 2025
due to no outstanding borrowings.
Expenditures
for
property
and
equipment
totaled
$2.9
million
in
the
first
nine
months
of
fiscal
2025,
compared to $6.5 million in last fiscal year’s first nine months. The decrease in expenditures for property and equipment
was
primarily
due
to
finishing
projects
related
to
investments
in
the
distribution
center
and
i
nformation technology
during fiscal
2024, as
well as
no new
store openings
in the
first nine
months of
the

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
28
current fiscal
year. For
the full
fiscal 2025
year, the
Company expects
to invest
approximately $5.9
million
for capital expenditures.
Net cash used in investing activities was negligible for the first nine months of fiscal 2025 compared to $21.5
million net cash provided
in the comparable
period of 2024.
The decrease in net
cash provided by investing
activities
in
2025
was
primarily
due
to
a
decrease
in
the
sales
of
short-term
investments
and
other
assets,
partially offset by lower capital
expenditures.
Net cash used
in financing activities
totaled $0.9 million
in the first
nine months of
fiscal 2025 compared
to
$12.6
million
used
in
the
comparable
period
of
fiscal
2024.
The
decrease
in
net
cash
used
in
financing
activities in fiscal
2025 was
primarily due
to the elimination
of dividend
payments in
fiscal 2025
and lower
stock repurchases.
As of November
1, 2025, the Company
had 680,740 shares remaining
in open authorizations under
its share
repurchase program.
The Company does not use
derivative financial instruments.
The
Company’s
investment
portfolio
was
primarily
invested
in
corporate
bonds
and
taxable
governmental
debt
securities
held
in
managed
accounts
with
underlying
ratings
of
A
or
better
at
November
1,
2025
and
February
1,
2025.
The
state,
municipal
and
corporate
bonds
and
asset-backed
securities
have
contractual
maturities which
range from
1.1 months
to 2.9
years. The
U.S. Treasury/Agencies
notes and
bonds have
a
contractual maturity of up to 3.5
months.
Additionally, at November 1, 2025, the
Company had deferred compensation plan assets
of $9.8 million.
At
February
1,
2025,
the
Company
had
deferred
compensation
plan
assets
of
$9.3
million.
These
assets
are
recorded
within
Other
assets
in
the
Condensed
Consolidated
Balance
Sheets.
See
Note
7,
Fair
Value
Measurements, included in Part 1, Item 1 Financial Statements (Unaudited) in this Quarterly Report on Form
1 0-Q.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
29
RECENT ACCOUNTING PRONOUNCEMENTS:
See Note 8, Recent Accounting Pronouncements, included in Part 1, Item 1
Financial Statements
( Unaudited) in this Quarterly Report on Form 10-Q.

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
to
be
immaterial
may
also
materially
adversely
affect
our
business,
financial
condition
or
results
of
operations.
ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended November 1, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value) of
Shares that may
Fiscal of Shares Price Paid Announced Plans or Yet be Purchased Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
September 2025 - $ - -
October 2025 - - -
November 2025 - - -
Total - $ - - 680,740
(1)
Prices include trading costs.
(2)
As of August 2, 2025, the Company’s
share repurchase program had 680,740 shares remaining in
open
authorizations.
During
the
third
quarter
ended
November
1,
2025,
the
Company
did
not
repurchase or
retire any
shares under
this program.
As of
November 1,
2025, the
Company had
680,740
shares
remaining
in
open
authorizations.
There
is
no
specified
expiration
date
for
the
Company’s repurchase program.
ITEM 3.
DEFAULTS
UPON SENIOR SECURITIES:
N ot Applicable.

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
November 25, 2025
/s/ John P.
D. Cato
Date
John P.
D. Cato
Chairman, President and
Chief Executive Officer
November 25, 2025 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer