Form 10-K
period 2026-01-31
CATO CORP
filed 2026-03-25
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
January 31, 2026
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
☐
Emerging Growth Company
☐
Non-accelerated filer
☑
Smaller reporting company
☑
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
2025,
the
last
business day of
the Company’s
most recent second
quarter, was
$
46,198,006
based on the
last reported sale
price per share
on the New
York
Stock
Exchange on that date.
As of January 31, 2026, there were
17,976,854
shares of Class A common stock and
1,763,652
shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the 2026 annual meeting of shareholders are incorporated by reference into Part III.

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
24
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
29 – 34
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
........................................
34
Item 8.
Financial Statements and Supplementary Data ..............................................................
35 – 67
Item 9.
Changes in and Disagreements with Accountants on Accounting
and Financial
Disclosure
.......................................................................................................................
68
Item 9A.
Controls and Procedures
.................................................................................................
68
Item 9B.
Other Information
...........................................................................................................
69
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
............................
69
PART
III
Item 10.
Directors, Executive Officers and Corporate Governance .............................................
70
Item 11.
Executive Compensation
................................................................................................
70
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
........................................................................................................
70
Item 13.
Certain Relationships and Related Transactions, and Director Independence
...............
71
Item 14.
Principal Accountant Fees and Services
.........................................................................
71
PART
IV
Item 15.
Exhibits and Financial Statement Schedules
..................................................................
72
Item 16. Form 10-K Summary …………………………………………………………………. 74

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
2027
(“fiscal
2026”)
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
risks
or
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
consumer
net
worth
and
the
availability
of
credit;
changes
in
laws,
regulations
or
government
policies
affecting our business, including
but not limited to
tariffs and taxes; uncertainties
regarding the impact of
any
governmental
action
regarding,
or
responses
to,
the
foregoing
conditions;
competitive
factors
and
pricing
pressures;
our
ability
to
predict
and
respond
to
rapidly
changing
fashion
trends
and
consumer
demands;
our
ability
to
successfully open
new
stores
in
attractive
locations
and
the
ability
of
any
such
new
stores
to
grow
and
perform
as
expected;
underperformance
or
other
factors
that
may
lead
to
a
continuation or
acceleration of
store closures
and negatively
affect the
Company’s
profitability; adverse
weather, public
health threats, acts of
war or aggression
or similar conditions
that may affect
our sales or
operations;
inventory
risks
due
to
shifts
in
market
demand,
including
the
ability
to
liquidate
excess
inventory
at
anticipated
margins;
adverse
developments
or
volatility
affecting
the
financial
services
industry or broader financial markets; and
other factors discussed under “Risk Factors”
in Part I, Item 1A
of this annual report on Form 10-K for the fiscal year ended January 31, 2026 (“fiscal 2025”), as amended or supplemented, and in
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
1,069
fashion
specialty
stores
at
January
31,
2026,
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
The “Cache” brand
is a shop
within Versona
stores, as well
as
an
e-commerce website,
that
offers
elevated
fashion apparel
items and
accessories.
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
fiscal 2025. See
Note 13 to
the Consolidated Financial
Statements,
“Reportable
Segment
Information,”
for
a
discussion
of
information
regarding
the
Company’s
two
reportable segments: Retail and Credit.
The
Company
has
operated
Cato-branded
retail
stores
for
79
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
2025,
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
its
private
labels
and
is
produced
by
various
vendors
in
accordance
with
the
Company’s
strict
specifications. The Company sources a majority of its
merchandise directly from manufacturers overseas,
primarily in Southeast Asia and Egypt.
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
increased
costs,
changes,
disruptions
or
other
problems
affecting
the
Company’s
merchandise
supply
chain,
risks
associated
with
trade
policies,
including
costs
and
uncertainties
as
the
result of
actual or
threatened tariffs,
the risks
of conducting
international operations
and risks
that affect

the prevailing
economic, social,
geopolitical, public
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
1.0%
of
retail
sales
for
fiscal
years
2025,
2024
and
2023, respectively.
Store Operations
The
Company’s
store
operations
management
team
consists
of
four
territorial
managers,
eight
regional
managers and
68 district
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
The
Company’s
store
development
activities
consist
of
opening
new
stores
in
new
and
existing
markets,
relocating
selected
existing
stores
to
more
desirable
locations
in
the
same
market
area
and

closing underperforming stores. The following table sets forth information with respect to the Company’s
development activities since fiscal 2021:
Store Development
Number of Stores
Beginning of Number Number Number of Stores
Fiscal Year Year Opened Closed End of Year
2021………………….……...…………. 1,330
6
25 1,311
2022………………….……...…………. 1,311
19
50 1,280
2023……………………….……...……. 1,280
9
111 1,178
2024…………....………….……...……. 1,178
5
66 1,117
2025………….………...….……...……. 1,117
-
48 1,069
The Company periodically reviews its store base to determine whether any particular store should be closed based on its sales
trends and profitability.
The Company intends to continue this
review process to
identify underperforming stores.
Credit and Layaway
Credit Card Program
The Company offers its own credit card, which accounted for 3.3%, 3.4% and 3.4% of retail sales in
fiscal 2025,
2024 and
2023, respectively.
The Company’s
bad debt
expense,
net of
recovery,
was 4.9%,
3.9% and 3.6% of credit sales in fiscal 2025, 2024 and 2023, respectively.
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
2025
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
up
and
completely pays
for
layaway
merchandise.
Administrative fees
are
recognized
in
the
period
in
which the
layaway is
initiated.
Recognition of
restocking fees occurs
in the
accounting period
when the
customer
defaults
on
the
layaway
purchase.
Layaway
sales
represented
approximately
2.6%,
2.8%
and
3.0% of retail sales in fiscal 2025, 2024 and 2023, respectively.

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
fiscal 2025,
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
31,
2026,
the
Company
employed
approximately
6,700
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
You
should carefully consider
the
following
risk
factors,
in
addition
to
the
other
information
contained
in
this
report,
including
the
disclosures
under
“Forward-looking
Information”
above
in
evaluating
our
Company
and
any
potential
investment
in
our
common
stock.
If
any
of
the
following
risks
or
uncertainties
occur
or
persist,
our
business, financial condition and
operating results could
be materially and
adversely affected, the
trading
price
of
our
common
stock
could
decline,
and
you
could
lose
all
or
a
part
of
your
investment
in
our
common
stock.
The
risks
and
uncertainties
described
in
this
section
are
not
the
only
ones
facing
us.
Additional risks
and uncertainties
not presently
known to
us or
that we
currently deem
immaterial
may
also materially
and adversely
affect our
business, operating results,
financial condition,
and value
of our
common
stock.
These
disclosures
reflect
the
Company’s
beliefs
and
opinions
as
to
factors
that
could
materially
and
adversely
affect
the
Company
and
its
securities
in
the
future.
References
to
particular
events or contingencies are provided as
examples only and should not be
interpreted as a complete listing
or
as any
representation about
whether or
not such
events or
contingencies have
occurred in
the past
or
may occur in the future.
Risks Relating to Our Business:
Because we source a significant portion of our merchandise directly and indirectly from overseas,
we are subject to risks associated with increased costs, changes, disruptions or other problems
affecting the Company’s merchandise supply chain, risks associated with trade policies, including costs and uncertainties as the result of actual or threatened tariffs, the risks of conducting international operations and risks that affect the prevailing economic, social, geopolitical, public
health and other conditions in the areas from which we source merchandise. These risks have and
could continue to materially and adversely affect the Company’s business, results of operations and financial condition.
We
do
not
own
or
operate
any
manufacturing
facilities.
As
a
result,
the
continued
success
of
our
operations
is
tied
to
our
timely
receipt
of
quality
merchandise
from
third
party
manufacturers
at
a
reasonable
cost.
A
significant
amount
of
our
merchandise
is
manufactured
overseas,
principally
in
Southeast
Asia
and
Egypt.
Geopolitical
tensions,
conflicts,
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
including disruptions from
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
fuel costs,
peak surcharges
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
Our
ability
to
raise
retail
prices
in
response
to
these
cost
increases
is
limited,
in
part
due
to
our
customers’
unwillingness
to
pay
higher
prices
for
discretionary
items
in
light
of
actual
or
perceived
effects of pricing pressure on consumer confidence,
limited customer disposable income to purchase our
products,
sentiment
or
financial
outlook.
Moreover,
the
persistence
or
worsening
of
these
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
employment, fuel
costs,
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
demand
and
supply
fluctuations,
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
shelter, reduce
our customers’ discretionary income
and their
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
might
make
it
difficult
for
our
customers
to
travel
to
our
stores
and
thereby
reduce
our
sales
and
profitability.
Our business is
also susceptible to
unseasonable weather conditions. For
example, extended
periods of unseasonably
warm temperatures during the
winter season or
cool weather during
the summer
season can
render a
portion of
our inventory
incompatible with
those unseasonable
conditions. Reduced
sales
from extreme
or
prolonged unseasonable
weather
conditions
would
adversely affect
our
business.
The occurrence or
threat of extreme
weather, natural
disasters, power outages, terrorist
acts, outbreaks of
flu
or
other
communicable
diseases
(such
as
COVID-19)
or
other
catastrophic
events
could
reduce
customer
traffic
in
our
stores
and
likewise
disrupt
our
ability
to
conduct
operations,
which
would
materially and adversely affect us and could adversely affect our reputation and results of operations.
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
expose existing customers with
the online shopping experience
and introduce a new
customer base to the
Company,
it
also exposes
us to
numerous risks.
We
are
subject to
potential failures
in the
efficient
and
uninterrupted
operation
of
our
websites,
customer
contact
center
or
our
distribution
center,
including
system
failures
caused
by
telecommunication
or
software
system
providers,
order
volumes
that
exceed
our
present
system
capabilities,
electrical
outages,
mechanical
problems
and
human
error.
Our
e-
commerce
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
“buy
now,
pay
later”
services,
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
We are exposed to risks related to the use of
AI by us and our competitors.
We
are
exploring
incorporating
artificial
intelligence
(AI)
capabilities
into
the
development
of
technologies,
our
business
operations
and
our
merchandise.
AI
technology
is
complex
and
rapidly
evolving
and
may
subject
us
to
significant
competitive,
legal,
regulatory,
operational
and
other
risks.
There is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce
apparel
and
accessories
that
are
preferred
by
our
customers.
Our
competitors
may
be
more
successful in their AI
strategy and develop
superior products with
the aid of AI
technology. Additionally,
AI algorithms or
training methodologies may be
flawed, and datasets
may contain irrelevant,
insufficient
or biased information, which can
cause errors in outputs. This may give
rise to legal liability,
damage our
reputation, and materially harm our business. The use of AI in the development of our products could also cause
loss
of
intellectual
property,
as
well
as
subject
us
to
risks
related
to
intellectual
property
infringement or
misappropriation, data
privacy and
cybersecurity. The
United States
and other
countries
may adopt laws
and regulations related
to AI. These laws
and regulations could
cause us
to incur
greater
compliance
costs
and
limit
the
use
of AI
in
the
development
of
our
products. Any
failure
or
perceived
failure by us to comply with these regulatory requirements could subject us to legal liabilities, damage our
reputation, or otherwise have a material and adverse impact on our business.
Risks Relating to Accounting and Legal Matters:
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
AI or
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
Adverse litigation matters may adversely affect our business and our financial condition.
From
time
to
time
the
Company
is
involved
in
litigation
and
other
claims
against
our
business.
Primarily these arise in the
normal course of business but are
subject to risks and uncertainties, and
could
require
significant
management
time.
The
Company’s
periodic
assessment
of
litigation-related
matters
may change in light of the discovery of facts not presently known to us or determinations by judges, juries
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
and regulations
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
determination
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
numerous
initiatives
at
the
federal
and
state
level
to
impose
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
In addition, the covenants under
our ABL Facility include
restrictions that, among other things,
limit
our ability
to incur
additional indebtedness,
create liens
on assets,
make investments,
loans or
advances,
engage in mergers, consolidations, sell assets,
make acquisitions, pay dividends and make other restricted
payments, and enter into transactions with affiliates. A failure by us to comply with these covenants could result
in
an
event
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
23,
2026.
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
make substantial
payments
to
justify
judgments
or
to
settle
litigation. The threat of class action litigation could also cause the price of our common stock to decline.
Item 1B.
Unresolved Staff Comments:
Not applicable.
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

Through the
processes described
above,
we
did
not
identify
risks
during the
year
ended January
31,
2026 from current or
past cybersecurity threats or cybersecurity
incidents that have materially affected
or
are
reasonably
likely
to
materially
affect
our
business
strategy,
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
(CISO),
as
well
as
key
members
of
financial
management,
information
technology
and
audit.
Our
cybersecurity infrastructure
is
overseen by
our
CISO, who
reports
to
our
CIO.
Our
CIO reports
to
our
CFO
and
has
served
in
various
roles
in
information
technology
and
information
security
for
over
30
years.
Item 2.
Properties:
The Company’s
distribution center
and general
offices
are located
in a
Company-owned building
of
approximately
552,000
square
feet
located
on
a
15-acre
tract
in
Charlotte,
North
Carolina.
The
Company’s
automated
merchandise
handling
and
distribution
activities
occupy
approximately
418,000
square
feet
of
this
building
and
its
general
offices
and
corporate
training
center
are
located
in
the
remaining 134,000
square feet.
A building
of approximately
24,000 square
feet located
on a
2-acre tract
adjacent
to
the
Company’s
existing
location is
used
for
e-commerce
storage.
The
Company also
owns
approximately 185 acres of land in York County,
South Carolina.
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

Item 3A.
Executive Officers of the Registrant:
The executive officers of the Company and their ages as of March 25, 2026 are as follows:
Name Age
Position
John P.
D. Cato............................
75
Chairman, President and Chief Executive Officer
Charles D. Knight........................
61
Executive Vice President, Chief Financial Officer
Gordon Smith
..............................
70
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
Not applicable.

PART
II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities:
Market & Dividend Information
The
Company’s
Class A Common
Stock
trades
on the
New York
Stock
Exchange (“NYSE”) under
the symbol CATO.
As of March 23, 2026,
the approximate number of record holders of the Company’s Class A Common
Stock was 5,000 and there were 2 record holders of the Company’s Class B Common Stock.

Stock Performance Graph
The
following
graph
compares
the
yearly
change
in
the
Company’s
cumulative
total
shareholder
return on
the Company’s
Common Stock (which
includes Class
A Stock
and Class
B Stock)
for each
of
the
Company’s
last
five
fiscal
years
with
(i)
the
Dow
Jones
U.S.
Retailers,
Apparel
Index
and
(ii)
the
Russell 2000 Index.
THE CATO
CORPORATION
STOCK PERFOMANCE TABLE
(BASE 100 – IN DOLLARS)
LAST TRADING DAY
OF THE FISCAL YEAR
THE CATO
CORPORATION
DOW JONES U.S.
RETAILERS,
APPL
INDEX
RUSSELL 2000
INDEX
1/29/2021 100 100 100
1/28/2022 149 111 99
1/27/2023 96 121 95
2/2/2024 71 135 98
1/31/2025 39 173 116
1/30/2026 35 209 135
The graph assumes an initial investment of $100 on January 29, 2021, the last trading day prior to the
commencement of the Company’s 2021 fiscal year, and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of its common stock for the three months ended January 31, 2026:
Total Number of
Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number
Part of Publicly
Value) of Shares that may
of Shares
Average Price Announced Plans or yet be Purchased Under
Period
Purchased Paid per Share (1)
Programs (2)
the Plans or Programs (2)
November 2025 - $ - -
December 2025 - - -
January 2026 - - -
Total - $ - - 680,740
(1) Prices include trading costs.
(2) As of November 1, 2025, the Company’s share repurchase program had 680,740 shares remaining in open
authorizations.
During
the
fourth
quarter
ended
January
31,
2026,
the
Company
did
not
repurchase or retire any shares
under this program. As
of the fourth quarter ended
January 31, 2026,
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
annual report
on Form 10-K.
This section of the annual report
on Form 10-K generally discusses fiscal 2025
and fiscal
2024
and
year-to-year
comparisons
between
fiscal
2025
and
fiscal
2024,
as
well
as
certain
fiscal
2023
items.
Discussions
of
fiscal
2023
items
and
year-to-year
comparisons
between
fiscal
2024
and
fiscal
2023 that are not included
in this Form 10-K can
be found in “Management’s
Discussion and Analysis of
Financial
Condition
and
Results
of
Operations”
in
Part
II,
Item
7
of
the
Company’s
annual
report
on
Form 10-K for the fiscal year ended February 1, 2025.
Recent Developments
Tariff
Uncertainties and Pressures
A
significant
quantity
of
our
products are
made
in
China
and
Southeast Asia.
These
products
were
subject
to
reciprocal
tariffs
throughout
fiscal
2025.
On
February
20,
2026,
the
Supreme
Court
struck
down
these
tariffs.
The
ruling
does
not
establish
a
refund
process,
and
significant
uncertainty
remains
regarding how
and when
any amounts
may be
refunded.
We
are evaluating
the ruling
and any
potential
actions
available
to
us.
We
are
unable
to
estimate
the
financial
impact,
if
any,
at
this
time
due
to
uncertainties regarding the process, timing and amounts of any refunds.
On February 20, 2026,
after the Supreme Court
ruling, a 10% tariff
under Section 122 was
enacted for
150 days.
On March 11
,
2026, the U.S.
Trade Representative
announced Section 301
investigations into
various countries, including countries where much of our products are manufactured.
The extent to which
these Section
301 investigations will
result in
additional tariffs,
and the
timing of any
potential tariffs,
is
currently unknown.
Although the tariff amounts are reduced from their levels in the second half of 2025, the
current
tariff
regime
is
higher
than
at
the
beginning
of
2025,
which
will
negatively
impact
our
acquisition costs in the first half of 2026 and possibly the second half of 2026.
Results of Operations
The table below sets forth certain financial data of the Company expressed as a percentage of
retail sales for the years indicated:
Fiscal Year Ended January 31, 2026
February 1, 2025
Retail sales …………………………………………………………..
100.0%
100.0%
Other revenue………………………………………………………… 1.1 1.2
Total revenues ……………………………………………………….
101.1
101.2
Cost of goods sold …………………………………………………..
66.7
68.0
Selling, general and administrative………………………………….
35.0
36.1
Depreciation ………………………………………………………… 1.5 1.5
Interest and other income ……………………………………………
1.0
1.8
Loss before income taxes …………………………………………
(1.2)
(2.5)
Net loss…………………………………………………………..
(0.9) %
(2.8) %
Fiscal 2025 Compared to Fiscal 2024
Retail sales
increased by
0.7% to
$646.8 million
in fiscal
2025 compared
to $642.1
million in
fiscal
2024. The increase in
retail sales in fiscal
2025 was primarily due
to a 4.5%
increase in same-store sales,
partially
offset
by
closed stores in
2024
and
2025.
Same-store
sales
for
the
fiscal
year
2025
increased

primarily due to
higher transactions volume and
slightly higher average sales
per transaction. Same-store
sales
includes
stores
that
have
been
open
more
than
15
months.
Stores
that
have
been
relocated
or
expanded
are
also
included in
the
same-store sales
calculation
after
they
have
been
open
more
than
15
months.
In fiscal 2025 and fiscal 2024, e-commerce sales were less than 5%
of total sales and same-store
sales. The
method of
calculating same-store sales
varies across the
retail industry.
As a
result, our same-
store sales
calculation may
not be
comparable to
similarly titled
measures reported
by other
companies.
Total
revenues, comprised of
retail sales
and other
revenue (principally finance
charges and
late fees
on
customer accounts receivable,
gift card breakage, shipping
charges for e-commerce purchases
and layaway
fees), increased by 0.6%
to $653.8
million in fiscal
2025 compared to
$649.8 million in
fiscal 2024. The
Company
operated
1,069
stores
at
January
31,
2026
compared
to
1,117
stores
operated
at
February
1,
2025.
In fiscal 2025, the Company opened no new stores and closed 48 stores.
Other
revenue,
a
component
of
total
revenues,
was
$7.0
million
in
fiscal
2025
compared
to
$7.7
million in fiscal 2024.
Credit revenue
of $2.7
million represented 0.4%
of total
revenue in
fiscal 2025,
relatively
flat both in
dollars and percentage compared
to
fiscal
2024.
Credit
revenue
is
comprised
of
interest
earned
on
the
Company’s
private
label
credit
card
portfolio
and
related
fee
income.
Related
expenses
include
principally
payroll,
postage
and
other
administrative
expenses
and
totaled
$1.7
million
in
fiscal
2025
compared to
$1.6 million
in fiscal
2024.
Total
credit segment
income before
taxes
was $2.2
million in
fiscal 2025, relatively flat in dollars compared to fiscal 2024.
Cost
of
goods sold
was $431.6
million, or
66.7% of
retail
sales, in
fiscal
2025 compared
to
$436.4
million, or 68.0% of retail sales, in fiscal 2024. The decrease in cost of goods sold as a percentage of sales resulted primarily from lower buying, distribution and occupancy costs, partially offset by increased sales of markdown
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
depreciation) increased by
4.7% to $215.3
million in fiscal
2025 from $205.7
million
in fiscal 2024. Gross margin as presented may not be comparable to that of other companies.
Selling, general
and administrative expenses
(“SG&A”), which
primarily include corporate
and store
payroll,
related
payroll
taxes
and
benefits,
insurance,
supplies,
advertising,
bank
and
credit
card
processing fees were
$226.4 million in
fiscal 2025 compared
to $231.5 million
in fiscal 2024,
a decrease
of
2.2%.
As
a
percent
of
retail
sales,
SG&A
was
35.0%
compared
to
36.1%
in
the
prior
year.
The
decrease
in
SG&A
expense
in
fiscal
2025
was
primarily
attributable
to
lower
payroll
costs
and
lower
closed store and impairment expenses.
Depreciation
expense
was
$10.0
million
in
fiscal
2025
compared
to
$9.8
million
in
fiscal
2024.
Depreciation
expense
increased
slightly
from
fiscal
2024
due
to
additional
distribution
center
and
information
technology
depreciation,
partially
offset
by
a
decrease
in
leasehold
improvements
and
fixtures depreciation.
Interest and other income decreased
to $6.7 million in
fiscal 2025 compared to
$11.8 million in
fiscal
2024. The
decrease is
primarily attributable
to
gains on
the
sale of
land
held for
investment and
on the
disposal of the Company’s corporate aircraft in 2024.
Income tax
benefit was
$1.6 million,
or
0.2% of
retail sales
in
fiscal 2025
compared to
income tax

expense of
$1.9 million, or
0.3% of
retail sales in
fiscal 2024.
The effective
income tax
rate was
21.2%
(Benefit) in fiscal 2025 compared to
(12.1%)
(Expense) in fiscal 2024.
The income tax expense decrease
was primarily due to a reduction in foreign income taxes and a larger release of reserves related to expired statute of
limitations for
uncertain tax
positions in
fiscal 2025.
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
Not applicable.
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
Liquidity, Capital Resources and Market Risk
The Company
believes that
its cash,
cash equivalents
and short-term
investments, together
with cash
flows
from
operations
and
its
asset-backed
revolving
line
of
credit,
will
be
adequate
to
fund
the
Company’s
regular
operating
requirements,
including
$64.0
million
of
lease
obligations
and
planned
investments of
$7.4 million of
capital expenditures,
for the
next twelve
months from the
issuance of
this
annual report on Form 10-K.
Cash
used
in
operating
activities
during
fiscal
2025
was
$1.5
million
as
compared
to
$19.7 million
used in fiscal 2024 and $0.5 million provided in fiscal 2023. Cash used in operating activities during 2025 was primarily attributable to
net loss adjusted for
depreciation,
stock-based compensation and changes
in
working
capital.
The
decrease
of
$18.2
million
in
cash
used
for
fiscal
2025
compared to
fiscal
2024
is
primarily due to a lower net loss and a decrease
in merchandise inventory, partially offset by a decrease in
accounts payable.
At January
31,
2026, the
Company had
working
capital
of
$37.4 million compared
to
$34.9 million
and $55.1 million at
February 1, 2025 and
February 3, 2024, respectively.
The increase
in working
capital
in fiscal
2025 compared
to the
prior year
is primarily
due to
lower accounts
payable, accrued
liabilities and
current lease liability, partially offset by
lower cash and cash equivalents and merchandise
inventory.
The
ABL
Credit
Agreement
(“ABL
Facility”)
of
up
to
$35.0
million
is
committed
through
March
2028 and is secured primarily by inventory
and third-party credit card receivables. The proceeds
from the
ABL
Facility
may
be
used
to
provide
funding
for
ongoing
working
capital
and
general
corporate
purposes. There were
no borrowings outstanding and
the availability under the
facility was $30.0
million
before
giving effect
to
a
$3.0
million
outstanding letter
of
credit
that
reduced
borrowing availability
to
$27.0
million
as
of
January
31,
2026.
The
weighted
average
interest
rate
under
the
credit
facility
was
zero at January 31, 2026 due to no outstanding borrowings.
Expenditures for property and equipment totaled $3.8 million, $7.9 million and $12.5 million in fiscal
2025,
2024
and
2023,
respectively.
The
decrease
in
expenditures
for
fiscal
2025
was
primarily
due to
finishing projects related to investments in
the distribution center and information technology.
Net
cash
used
in
investing
activities
totaled
$1.3
million
for
fiscal
2025
compared to
$29.0
million
provided in
fiscal
2024 and
$19.8
million provided
in
fiscal
2023.
In fiscal
2025, the
decrease in
cash
provided
was
primarily
attributable
to
lower
sales
of
other
assets
and
short-term investments,
partially
offset by a decrease in expenditures for property and equipment and purchases of short-term investments.
Net cash
used in financing
activities totaled
$0.9 million in
fiscal 2025
compared to net
cash used of
$14.1
million
for
fiscal
2024
and
$16.1
million
for
fiscal
2023.
The decrease in
cash used during
fiscal
2025 was primarily due to the
elimination of dividend payments and a
decrease in share repurchases.

The Company does not use derivative financial instruments.
See
Note
4
to
the
Consolidated
Financial
Statements,
“Fair
Value
Measurements,”
for
information
regarding the Company’s financial assets that are measured at fair value.
The
Company’s
investment
portfolio
was
primarily
invested
in
corporate
bonds
and
taxable
governmental debt
securities held in
managed accounts with
underlying ratings of
A or
better at
January
31,
2026. The
corporate bonds
have contractual
maturities which
range
from 14
days
to
2.6
years.
The
U.S. Treasury notes have a contractual maturity of 15 days.
Level
2
investment
securities
at
January
31,
2026
primarily
include
corporate
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
31,
2026
relate
primarily
to
operating
lease
commitments for
store leases.
Operating leases
represent minimum
required lease
payments under
non-
cancellable
lease
terms.
Most
store
leases
also
require
payment
of
related
operating
expenses
such
as
taxes, utilities, insurance and maintenance, which are not included in our estimated lease obligations.
See
Note
11
to
the
Consolidated
Financial
Statements,
“Leases”,
for
the
maturities
of
our
operating
lease
obligations.
Recent Accounting Pronouncements
See Note 1 to
the Consolidated Financial Statements,
“Summary of Significant Accounting Policies—
Recently Adopted Accounting Policies” and “—Recently Issued Accounting
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
Financial Statements and Supplementary Data:
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
Page
Report of Independent Registered Public Accounting Firm (PCAOB ID
238
) .....................................
36
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
for the fiscal
years ended January 31, 2026, February 1, 2025 and February 3, 2024 ................................
...........
39
Consolidated Balance Sheets at January 31, 2026 and February 1, 2025
.............................................
40
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026,
February 1, 2025
and February 3, 2024 ................................
................................................................
........................
41
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31,
2026,
February 1, 2025 and February 3, 2024 ................................................................
............................
42
Notes to Consolidated Financial Statements ..........................................................................................
43
Schedule II — Valuation
and Qualifying Accounts for the fiscal years ended January 31, 2026,
February 1, 2025 and February 3, 2024 ................................................................
............................
76

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Cato Corporation
Opinions on the Financial Statements and Internal Control over Financial
Reporting
We have audited the accompanying consolidated balance sheets of The Cato Corporation and its subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025,
and the related consolidated
statements of income (loss) and comprehensive income (loss), of stockholders’
equity and of cash flows
for each of the three years in the period ended January 31, 2026, including the related notes and financial
statement schedule listed in the accompanying index (collectively referred to as the "consolidated
financial statements"). We also have audited the Company's internal control over financial reporting as of
January 31, 2026, based on criteria established in Internal Control - Integrated
Framework (2013) issued
by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the
results of its operations and its cash flows for each of the three years in the period ended January 31, 2026
in conformity with accounting principles generally accepted in the United
States of America. Also in our
opinion, the Company maintained, in all material respects, effective internal control over financial
reporting as of January 31, 2026, based on criteria established in Internal
Control - Integrated Framework
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
Impairment of Long-Lived Assets - Store Location Asset Groupings
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated
property and equipment, net balance was $53.7 million, of which the store locations were a portion, and
consolidated operating lease right-of-use assets, net balance was $153.9 million as of January 31, 2026.
The Company invests in leaseholds, right-of-use assets and equipment, primarily in connection with the
opening and remodeling of stores, and in computer software and hardware.
The Company periodically
reviews its store locations and estimates the recoverability of its long-lived assets, which primarily relate
to fixtures and equipment, leasehold improvements, right-of-use assets net of lease liabilities, and
information technology equipment and software. An impairment charge is recorded for the amount by
which the carrying value exceeds the estimated fair value when management determines that projected
cash flows associated with those long-lived assets will not be sufficient to recover the carrying value. This
determination is based on a number of factors, including the store’s historical operating results and future projected cash flows, which include contribution margin projections. The Company assesses the fair value
of each lease by considering market rents and any lease terms that may adjust market rents under certain
conditions such as the loss of an anchor tenant or a leased space in a shopping center not meeting certain
criteria. An impairment charge for store assets of $0.2 million was recorded during the year ended
January 31, 2026.
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
/s/
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 25, 2026
We have served as the Company’s
auditor since 2003.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS
OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
Fiscal Year Ended
January 31, 2026 February 1, 2025 February 3, 2024
(Dollars in thousands, except per share data)
REVENUES
Retail sales
$
646,830
$
642,140
$
700,318
Other revenue (principally finance charges,
late fees and layaway charges)
6,982
7,666
7,741
Total revenues
653,812
649,806
708,059
COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of
depreciation shown below)
431,551
436,440
464,313
Selling, general and administrative (exclusive
of depreciation shown below)
226,347
231,430
252,742
Depreciation
9,986
9,817
9,871
Interest expense
115
59
35
Interest and other income
(6,687)
(11,827)
(5,101)
Costs and expenses, net
661,312
665,919
721,860
Loss before income taxes
(7,500)
(16,113)
(13,801)
Income tax (benefit) expense
(1,591)
1,944
10,140
Net loss $
(5,909)
$
(18,057)
$
(23,941)
Basic earnings (loss) per share $
(0.31)
$
(0.97)
$
(1.17)
Diluted earnings (loss) per share $
(0.31)
$
(0.97)
$
(1.17)
Dividends per share $
-
$
0.51
$
0.68
Comprehensive income (loss):
Net loss $
(5,909)
$
(18,057)
$
(23,941)
Net unrealized gain (loss) on available-for-sale
securities for fiscal years 2025, 2024,
and 2023, respectively
121
(242)
1,633
Comprehensive loss
$
(5,788)
$
(18,299)
$
(22,308)
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED BALANCE SHEETS
January 31, 2026 February 1, 2025
(Dollars in thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents
$
16,788
$
20,279
Short-term investments
56,859
57,423
Restricted cash
2,675
2,799
Accounts receivable, net of allowance for customer credit losses of $
682
at
January 31, 2026 and $
581
at February 1, 2025
25,462
24,540
Merchandise inventories
83,696
110,739
Prepaid expenses and other current assets
7,787
7,406
Total Current Assets
193,267
223,186
Property and equipment – net
53,748
60,326
Other assets
20,471
19,979
Right-of-Use assets - net
153,933
148,870
Total Assets
$
421,419
$
452,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable
$
64,958
$
88,641
Accrued expenses
37,101
41,717
Accrued bonus and benefits
326
326
Current lease liability
53,507
57,555
Total Current Liabilities
155,892
188,239
Other noncurrent liabilities
11,272
13,485
Lease liability
96,941
88,341
Commitments and contingencies
-
-
Stockholders' Equity:
Preferred stock, $
100
par value per share,
100,000
shares authorized,
none
issued
-
-
Class A common stock, $
0.033
par value per share,
50,000,000
shares authorized;
17,976,854
and
18,313,929
shares issued at
January 31, 2026 and February 1, 2025, respectively
608
619
Convertible Class B common stock, $
0.033
par value per share,
15,000,000
shares authorized;
1,763,652
shares issued at
January 31, 2026 and February 1, 2025
59
59
Additional paid-in capital
131,347
129,530
Retained earnings
25,026
31,935
Accumulated other comprehensive income
274
153
Total Stockholders' Equity
157,314
162,296
Total Liabilities and Stockholders’ Equity
$
421,419
$
452,361
See notes to consolidated financial statements.

THE CATO CORPORATION
CONSOLIDATED STATEMENTS
OF CASH FLOWS
Fiscal Year Ended
January 31, 2026 February 1, 2025 February 3, 2024
(Dollars in thousands)
Operating Activities:
Net loss $
(5,909)
$
(18,057)
$
(23,941)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation
9,986
9,817
9,871
Provision for customer credit losses
856
654
554
Purchase premium and premium amortization of investments
(908)
(1,131)
(711)
(Gain) Loss on sale of assets held for investment
(37)
(5,343)
8
Share based compensation
1,672
2,283
4,170
Deferred income taxes
-
-
8,724
(Gain) loss on disposal of property and equipment
(668)
192
84
Impairment of assets
202
786
1,811
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable
(1,412)
1,357
(608)
Merchandise inventories
27,043
(12,136)
13,453
Prepaid and other assets
(1,237)
(212)
(216)
Operating lease right-of-use assets and liabilities
(511)
(1,410)
(2,056)
Accrued income taxes
-
-
(613)
Accounts payable, accrued expenses and other liabilities
(30,538)
3,455
(10,053)
Net cash (used in) provided by operating activities
(1,461)
(19,745)
477
Investing Activities:
Expenditures for property and equipment
(3,763)
(7,872)
(12,532)
Purchase of short-term investments
(25,446)
(39,612)
(48,055)
Sales of short-term investments
27,039
62,782
80,371
Sales of other assets
867
13,667
(8)
Net cash (used in) provided by investing activities
(1,303)
28,965
19,776
Financing Activities:
Dividends paid
-
(10,516)
(13,954)
Repurchase of common stock
(995)
(3,877)
(2,562)
Proceeds from employee stock purchase plan
144
338
384
Net cash used in financing activities
(851)
(14,055)
(16,132)
Net (decrease) increase in cash, cash equivalents, and restricted cash
(3,615)
(4,835)
4,121
Cash, cash equivalents, and restricted cash at beginning of period
23,078
27,913
23,792
Cash, cash equivalents, and restricted cash at end of period
$
19,463
$
23,078
$
27,913
Non-cash activity:
Accrued property and equipment expenditures $
337
$
329
$
942
Accrued treasury stock
-
27
-
Life insurance receivable
372
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
18
-
4,105
Repurchase and retirement of treasury shares
(9)
-
(2,553)
-
(2,562)
Balance — February 3, 2024
$
694
$
126,953
$
64,279
$
395
$
192,321
Comprehensive income:
Net loss
-
-
(18,057)
-
(18,057)
Unrealized loss on available-for-sale securities, net of
deferred income tax of $
0
-
-
-
(242)
(242)
Dividends paid ($
0.51
per share)
-
-
(10,516)
-
(10,516)
Class A common stock sold through employee stock purchase
plan
2
395
-
-
397
Share-based compensation expense
12
2,182
76
-
2,270
Repurchase and retirement of treasury shares
(30)
-
(3,847)
-
(3,877)
Balance — February 1, 2025
$
678
$
129,530
$
31,935
$
153
$
162,296
Comprehensive income:
Net loss
-
-
(5,909)
-
(5,909)
Unrealized gain on available-for-sale securities, net of
deferred income tax of $
0
-
-
-
121
121
Class A common stock sold through employee stock purchase
plan
2
168
-
-
170
Share-based compensation expense
(2)
1,649
-
-
1,647
Repurchase and retirement of treasury shares
(11)
-
(984)
-
(995)
Other
-
-
(16)
-
(16)
Balance — January 31, 2026 $
667
$
131,347
$
25,026
$
274
$
157,314
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
fashion specialty
stores operate
under the
names “Cato,”
“Cato Fashions,”
“Cato Plus,”
“It’s Fashion,” “It’s
Fashion Metro,” “Versona
”
and “Cache,” including e-commerce websites. The stores
are
located
primarily
in
strip
shopping
centers
principally
in
the
southeastern
United
States.
The
Company’s fiscal
year ends
on the
Saturday nearest January
31 of
the subsequent
year.
Fiscal year
2025
and 2024 are
52
-week years and 2023 is a
53
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
Income (Loss).
The cost
of debt
securities is
adjusted for
amortization of
premiums
and accretion of discounts to maturity.
The amortization of premiums, accretion of discounts
and realized
gains and losses are included in Interest and other income.
Restricted Cash: The Company had $
2.7
million and $
2.8
million in escrow at January 31, 2026 and
February 1, 2025, respectively, as security and collateral for administration of the Company’s self-insured
workers’
compensation
and
general
liability
coverage,
which
is
reported
as
Restricted
cash
on
the
Consolidated Balance Sheets.
Supplemental Cash Flow
Information:
Income tax
payments, net
of refunds
received, for
the fiscal
years ended January 31, 2026, February 1, 2025, and February
3, 2024 are detailed in the table below:

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

`
Fiscal Year
Ended
January 31, 2026 February 1, 2025 February 3, 2024
(Dollars in thousands)
Federal taxes $
(314)
$
(860)
$
(1)
State taxes
Kentucky
34
54
27
North Carolina
(174)
174
462
South Carolina
116
366
207
Tennessee
160
209
74
Texas
268
260
261
Other
81
82
230
Foreign taxes
Hong Kong
709
1,529
2,816
Other
38
60
44
Total
income taxes paid
$
918
$
1,874
$
4,120
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
that undiscounted
projected cash
flows associated
with those long-lived
assets will
not
be
sufficient
to
recover
the
carrying
value.
This
determination
is
based
on
a
number
of
factors,
including
each
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
202,000
, $
786,000
and $
1,811,000
were incurred in
fiscal 2025, fiscal
2024 and fiscal
2023,
respectively.
Other Assets:
Other assets are comprised
of long-term assets,
primarily insurance contracts related to
deferred compensation assets and land held for investment purposes.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
45
`
Balance as of
January 31, 2026 February 1, 2025
(Dollars in thousands)
Other Assets
Deferred Compensation Investments
$
9,693
$
9,301
Land Held for Investment
8,679
8,679
Miscellaneous Investments
1,139
1,139
Other Deposits
696
596
Other
264
264
Total
Other Assets
$
20,471
$
19,979
Leases:
The
Company
leases
all
of
its
retail
stores.
Most
lease
agreements
contain
construction
allowances and rent escalations.
For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, including renewal periods considered reasonably assured,
the Company begins amortization as of the
initial possession date, which is when the
Company enters the
space and begins to make improvements in preparation for intended use.
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
(“Topic 606”),
in
fiscal
2025,
2024
and
2023,
the
Company
recognized
$
1,034,000
,
$
1,448,000
and
$
1,116,000
,
respectively,
of
income
on
unredeemed
gift
cards
(“gift
card
breakage”)
as
a
component
of
Other
Revenue
on
the
Consolidated
Statements
of
Income (Loss)
and
Comprehensive Income
(Loss).
Under
Topic
606, the
Company recognizes
gift card
breakage using
an expected
breakage percentage
based on
historical redeemed gift cards. See Note 2 for further information on miscellaneous income.
The Company
offers
its own
proprietary credit
card to
customers. All
credit activity
is performed
by
the
Company’s
wholly-owned
subsidiaries.
None
of
the
credit
card
receivables
are
secured.
The
Company
estimated
customer
credit
losses
of
$
856,000
and
$
654,000
for
the
twelve
months
ended
January 31, 2026 and February 1, 2025,
respectively, on sales purchased using the Company’s
proprietary
credit
card
of
$
21.4
million
and
$
21.8
million
for
the
twelve
months
ended
January
31,
2026
and
February 1, 2025, respectively.
The following table provides information about receivables
and contract liabilities from contracts with
customers (in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
46
`
Balance as of
January 31, 2026 February 1, 2025
Proprietary Credit Card Receivables, net
$
10,711
$
10,848
Gift Card Liability $
7,475
$
7,541
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
Advertising:
Advertising
costs
are
expensed
in
the
period
in
which
they
are
incurred.
Advertising
expense was approximately $
4,908,000
, $
4,686,000
and $
6,277,000
for the fiscal years ended January 31,
2026, February 1, 2025 and February 3, 2024, respectively.
Stock Repurchase Program:
For the fiscal year ended January
31, 2026, the Company had
680,740
shares
remaining
in
open
authorizations.
There
is
no
specified
expiration
date
for
the
Company’s
repurchase program. Share repurchases are recorded in Retained earnings, net of par value.
Earnings (Loss) Per
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
The following
table reflects
the basic
and diluted
EPS calculations
for the
fiscal years
ended January
31, 2026, February 1, 2025 and February 3, 2024:

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
47
` Fiscal Year Ended
January 31, 2026 February 1, 2025 February 3, 2024
Numerator (Dollars in thousands)
Net earnings (loss) $
(5,909)
$
(18,057)
$
(23,941)
(Earnings) loss allocated to non-vested equity awards
-
(548)
1,347
Net earnings (loss) available to common stockholders
$
(5,909)
$
(18,605)
$
(22,594)
Denominator
Basic weighted average common shares outstanding
18,786,674
19,249,081
19,389,907
Diluted weighted average common shares outstanding
18,786,674
19,249,081
19,389,907
Net income (loss) per common share
Basic earnings (loss) per share $
(0.31)
$
(0.97)
$
(1.17)
Diluted earnings (loss) per share $
(0.31)
$
(0.97)
$
(1.17)
Unvested
restricted
stock
excluded
from
the
calculation
of
diluted
EPS
for
the
fiscal
years
ended
January
31,
2026,
February
1,
2025,
and
February
3,
2024
were
974,000
,
1,200,000
,
and
1,100,000
,
respectively,
because
the
effect
of
including
them
in
the
calculation
of
diluted
EPS
would
have
been
antidilutive.
Ve
ndor
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
(“ASC
740”)
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
48
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
Recently Adopted
Accounting Pronouncements:
In December
2023, the
FASB
issued ASU
2023-
09,
“Income
Taxes
(Topic
740):
Improvements
to
Income
Tax
Disclosures,”
which
modifies
the
requirements
on
income
tax
disclosures
to
require
disaggregated
information
about
a
reporting
entity’s
effective tax
rate reconciliation, as
well as information
on income taxes
paid.
The Company adopted
the
standard
on
a
retrospective basis
effective
for
its
annual
period
ended January
31,
2026.
See
Note 12,
“Income Taxes.”
Recently Issued Accounting Pronouncements:
In November 2024, the FASB
issued ASU 2024-03,
“Income Statement – Reporting Comprehensive Income –
Expense Disaggregation Disclosures (Subtopic
220-40): Disaggregation of Income Statement Expenses,” which requires public entities to disclose, on an annual and interim basis, disaggregated information in the footnotes about specified information related to
certain costs
and expenses.
This
guidance is
effective for
annual periods
beginning after
December 15,
2026,
and
interim
periods
beginning
after
December
15,
2027,
with
early
adoption
permitted.
The
Company is
currently in
the process
of evaluating
the potential
impact of
adoption of
this new
guidance
on its consolidated financial statements and related disclosures.
The
Company has
reviewed
all
other
recently
issued
accounting
pronouncements and
believes
none
will have a material impact on the Company’s financial statements.
2.
Interest and Other Income:
The components of Interest and other income are shown below (in thousands):
Fiscal Year Ended
January 31, 2026
February 1, 2025 February 3, 2024
Dividend income
$
(57)
$
(75)
$
(78)
Interest income
(4,002)
(5,019)
(3,919)
Miscellaneous income
(1,779)
(1,389)
(1,079)
Net gain on investment sales
(849)
(5,344)
(25)
Interest and other income $
(6,687)
$
(11,827)
$
(5,101)
During fiscal
2024, the
Company received
$
8.6
million from
the insurance
claim settlement
and sale
of its corporate jet, which had sustained damage in fiscal 2023.
The Company recorded a net gain of $
3.2
million which
is included
in Interest
and other
income in
the accompanying
Consolidated Statements
of
Income (Loss) and Comprehensive Income (Loss) for the year ended February
1, 2025.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
49
3.
Short-Term Investments:
At
January
31,
2026,
the
Company’s
investment
portfolio
was
primarily
invested
in
corporate
and
governmental debt
securities held
in managed
accounts.
These securities
are classified
as available-for-
sale as they are highly liquid and are recorded on the Consolidated Balance Sheets at estimated fair value, with
unrealized
gains
and
temporary
losses
reported
net
of
taxes
in
Accumulated
other
comprehensive
income.
The
table
below
reflects
gross
accumulated
unrealized
gains
(losses)
in
short-term
investments
at
January 31, 2026 and February 1, 2025 (in thousands):
` January 31, 2026
February 1, 2025
Debt securities Debt securities
issued by the U.S.
issued by the U.S.
Government, its various Government, its various
States, municipalities Corporate States, municipalities Corporate and agencies debt and agencies debt
of each securities Total of each securities Total
Cost basis $
2,037
$
54,548
$
56,585
$
5,878
$
51,392
$
57,270
Unrealized gains
-
274
274
-
163
163
Unrealized (loss)
-
-
-
(10)
-
(10)
Estimated fair value $
2,037
$
54,822
$
56,859
$
5,868
$
51,555
$
57,423
Accumulated
other
comprehensive
income
on
the
Consolidated
Balance
Sheets
reflects
the
accumulated
unrealized
gains
and
losses
in
short-term investments
in
addition
to
unrealized
gains
and
losses
from
equity
investments
and
restricted
cash
investments.
The
table
below
reflects
gross
accumulated unrealized
gains and
losses in
these investments
at January
31, 2026
and February
1, 2025
(in thousands):
` January 31, 2026 February 1, 2025
Deferred Unrealized Deferred Unrealized
Unrealized Tax Benefit/ Net Gain/ Unrealized Tax Benefit/ Net Gain/
Security Type Gain/(Loss) (Expense) (Loss) Gain/(Loss) (Expense) (Loss)
Short-Term Investments $
274
$
-
$
274
$
153
$
-
$
153
Total $
274
$
-
$
274
$
153
$
-
$
153

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
50
4.
Fair Value Measurements:
The following tables set forth information regarding the Company’s financial assets that are measured
at fair value as of January 31, 2026 and February 1, 2025 (in thousands):
`
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
January 31, 2026
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
Corporate Bonds
$
54,822
$
-
$
54,822
$
-
U.S. Treasury/Agencies Notes and Bonds
2,037
-
2,037
-
Cash Surrender Value of Life Insurance
9,693
-
-
9,693
Total Assets $
66,552
$
-
$
56,859
$
9,693
Liabilities:
Deferred Compensation
$
(8,383)
$
-
$
-
$
(8,383)
Total Liabilities $
(8,383)
$
-
$
-
$
(8,383)
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
February 1, 2025
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
State/Municipal Bonds
$
1,244
$
-
$
1,244
$
-
Corporate Bonds
51,326
-
51,326
-
U.S. Treasury/Agencies Notes and Bonds
4,624
-
4,624
-
Cash Surrender Value of Life Insurance
9,301
-
-
9,301
Asset-backed Securities (ABS)
229
-
229
-
Total Assets $
66,724
$
-
$
57,423
$
9,301
Liabilities:
Deferred Compensation
$
(8,548)
$
-
$
-
$
(8,548)
Total Liabilities $
(8,548)
$
-
$
-
$
(8,548)
The
Company’s
investment portfolio
at January
31, 2026
was primarily
invested in
corporate bonds
and taxable governmental debt securities held in managed accounts with underlying ratings of A or better.
The
corporate
bonds
have
contractual
maturities
which
range
from
14 days
to
2.6 years
.
The
U.S.
Treasury notes have a contractual maturity of
15 days
.
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
on
such
factors
as
the
fair
value
of
the
underlying
assets
and
discounted
cash
flow
and
are
therefore
classified
within
Level
3
of
the
valuation
hierarchy.
The
Level
3
liability
associated
with
the
life
insurance
policies
represents
a
deferred
compensation
obligation,
the
value
of
which
is
tracked
via

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
51
underlying
insurance
funds’
net
asset
values,
as
recorded
in
Other
noncurrent
liabilities
in
the
Consolidated Balance Sheets. These
funds are designed
to mirror the
return of existing
mutual funds and
money market funds that are observable and actively traded.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
52
The following tables summarize
the change in fair
value of the Company’s
financial assets and liabilities
measured using Level 3 inputs for the
years ended January 31, 2026 and
February 1, 2025
(in thousands):
` Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash
Surrender Value
Beginning Balance at February 1, 2025 $
9,301
Redemptions
(365)
Total gains or (losses)
Included in interest and other income (or
changes in net assets)
757
Ending Balance at January 31, 2026 $
9,693
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred
Compensation
Beginning Balance at February 1, 2025 $
(8,548)
Redemptions
1,246
Additions
(206)
Total (gains) or losses
Included in interest and other income (or
changes in net assets)
(875)
Ending Balance at January 31, 2026 $
(8,383)
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
Additions
(220)
Total (gains) or losses
Included in interest and other income (or
changes in net assets)
(849)
Ending Balance at February 1, 2025 $
(8,548)

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
53
5. Accounts Receivable:
Accounts receivable consist of the following (in thousands):
January 31, 2026
February 1, 2025
Customer accounts — principally deferred payment accounts
$
11,393
$
11,428
Income tax receivable
5,739
5,425
Miscellaneous receivables
5,066
3,365
Bank card receivables
3,946
4,903
Total
26,144
25,121
Less allowance for customer credit losses
682
581
Accounts receivable — net
$
25,462
$
24,540
Finance charge
and late
charge
revenue on
customer deferred
payment accounts
totaled $
2,654,000
,
$
2,696,000
and $
2,640,000
for the fiscal
years ended January 31, 2026, February 1, 2025
and February 3,
2024,
respectively,
and
charges
against
the
allowance
for
customer
credit
losses
were
approximately
$
856,000
,
$
654,000
and
$
554,000
for
the
fiscal
years
ended
January
31,
2026,
February
1,
2025
and
February
3,
2024,
respectively.
Expenses
relating
to
the
allowance
for
customer
credit
losses
are
classified
as
a
component
of
Selling,
general
and
administrative
expense
in
the
accompanying
Consolidated Statements of Income (Loss) and Comprehensive Income
(Loss).
6. Property and Equipment:
Property and equipment consist of the following (in thousands):
January 31, 2026 February 1, 2025
Land and improvements
$
13,593
$
13,593
Buildings
35,601
35,950
Leasehold improvements
72,407
72,608
Fixtures and equipment
156,916
161,950
Information technology equipment and software
35,659
33,751
Construction in progress
179
928
Total
314,355
318,780
Less accumulated depreciation
260,607
258,454
Property and equipment — net
$
53,748
$
60,326
Construction in progress primarily represents costs related to new store development,
distribution center improvements and investments in new technology.
7. Accrued Expenses:
Accrued expenses consist of the following (in thousands):
January 31, 2026 February 1, 2025
Accrued employment and related items
$
7,456
$
8,189
Property and other taxes
11,784
13,261
Accrued self-insurance
8,592
8,593
Other
9,269
11,674
Total
$
37,101
$
41,717

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
March 2028
and is secured
primarily by inventory
and third-party
credit card
receivables. There
were
no
borrowings outstanding
and the
availability under
the
facility
was
$
30.0
million
before
giving
effect
to
a
$
3.0
million
outstanding
letter
of
credit
that
reduced
borrowing availability
to
$
27.0
million as
of January
31,
2026.
The
weighted average
interest
rate under the credit facility was
zero
at January 31, 2026 due to
no
outstanding borrowings.
9.
Stockholders’ Equity:
The
holders
of
Class A
Common
Stock
are
entitled
to
one vote per share
,
whereas
the
holders
of
Class B Common Stock are entitled
to
ten votes per share
. Each share of
Class B Common Stock may be
converted at any time into one share of Class A Common Stock. Subject to the rights of the holders of any
shares of
Preferred Stock
that may
be outstanding
at the
time, in
the event
of liquidation,
dissolution or
winding
up
of
the
Company,
holders
of
Class A
Common
Stock
are
entitled
to
receive
a
preferential
distribution of $
1.00
per share of the
net assets of the Company.
Cash dividends on the
Class B Common
Stock cannot be
paid unless cash
dividends of at
least an equal
amount are paid
on the Class A
Common
Stock.
The
Company’s
certificate of
incorporation
provides that
shares
of
Class B Common
Stock
may be
transferred
only
to
certain
“Permitted
Transferees”
consisting
generally
of
the
lineal
descendants
of
holders
of
Class B
Common
Stock,
trusts
for
their
benefit,
corporations
and
partnerships controlled
by
them and the
Company’s employee benefit
plans. Any transfer
of Class B Common Stock
in violation of
these
restrictions,
including
a
transfer
to
the
Company,
results
in
the
automatic
conversion
of
the
transferred
shares
of
Class B
Common
Stock
held
by
the
transferee
into
an
equal
number
of
shares
of
Class A Common Stock.
The changes
in the
number of
shares outstanding
for
the three
fiscal years
ended January
31, 2026,
February 1, 2025, and February 3, 2024 are presented below (in thousands):
Convertible
Class A Class B
Common Stock Common Stock
January 28, 2023
18,723
1,764
Repurchases
(288)
-
Share-based compensation
368
-
February 3, 2024
18,803
1,764
Repurchases
(912)
-
Share-based compensation
423
-
February 1, 2025
18,314
1,764
Repurchases
(317)
-
Share-based compensation
(20)
-
January 31, 2026
17,977
1,764

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
55
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
Board of
Directors.
The Company
contributed $
310,000
for the
year ended
January 31,
2026. The
Company’s
contributions
for
the
years
ended
February
1,
2025
and
February
3,
2024
were
approximately
$
0
and
$
1,099,000
,
respectively.
The Company has a trusteed, non-contributory Employee Stock Ownership Plan (“ESOP”), which covers substantially all associates who meet minimum age and service requirements.
The amount
of the
Company’s discretionary
contribution to the ESOP
is determined by the
Compensation Committee of the
Board of
Directors and
can be
made in
Company Class
A Common
stock or
cash. Due
to net
operating
losses in
fiscal 2025,
fiscal 2024,
and fiscal
2023, the
Committee did
not
approve a
contribution to
the
ESOP for the years ended January 31, 2026, February 1, 2025, and February
3, 2024.
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
The components of lease cost are shown below (in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
56
`
Fiscal Year Ended
January 31, 2026 February 1, 2025 February 3, 2024
Operating lease cost (a)
$
65,866
$
67,174
$
70,363
Variable
lease cost (b)
$
2,490
$
2,275
$
2,646
(a) Includes right-of-use asset amortization of ($
0.2
) million, ($
0.8
) million, and ($
1.3
) million for the twelve months ended
January 31, 2026, February 1, 2025, and February 3, 2024 respectively.
(b) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.
Supplemental cash flow
information and
non-cash activity
related to
the Company’s
operating leases
are as follows (in thousands):
Operating cash flow information:
Fiscal Year Ended
January 31, 2026 February 1, 2025 February 3, 2024
Cash paid for amounts included in the measurement of
lease liabilities
$
57,518
$
60,717
$
65,872
Non-cash activity:
Right-of-use assets obtained in exchange for lease
obligations, net of rent violations $
61,989
$
53,419
$
44,284

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
57
Weighted-average
remaining lease
term and
discount rate
for the
Company’s
operating leases
are as
follows:
`
As of
January 31, 2026
February 1, 2025
Weighted-average remaining lease term
2.4
years
2.3
years
Weighted-average discount rate
6.27%
4.83%
Maturities
of
lease
liabilities
by
fiscal
year
for
the
Company’s
operating
leases
are
as
follows
(in
thousands):
Fiscal Year
2026 $
63,976
2027
45,395
2028
31,084
2029
19,210
2030
10,229
Thereafter
1,333
Total lease payments
171,227
Less: Imputed interest
20,779
Present value of lease liabilities
$
150,448
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
January
31,
2026, the
Company had
gross unrecognized
tax benefits
totaling approximately
$
1.9
million.
Including
the gross unrecognized tax benefits,
and interest and penalties, $
2.5
million would affect the
effective tax
rate
if
recognized.
The
Company
had
approximately
$
1.0
million,
$
1.7
million
and
$
1.8
million
of
interest and
penalties accrued related
to uncertain tax
positions as of
January 31, 2026,
February 1, 2025
and
February
3,
2024,
respectively.
The
Company
recognizes
interest
and
penalties
related
to
the
resolution of
uncertain tax
positions as
a component
of
income tax
expense.
The Company
recognized
$
188,000
,
$
295,000
and
$
393,000
of
interest
and
penalties
in
the
Consolidated
Statements
of
Income
(Loss)
and
Comprehensive Income
(Loss)
for
the
years
ended January
31,
2026, February
1,
2025
and
February
3,
2024,
respectively.
The
Company
is
no
longer
subject
to
U.S.
federal
income
tax
examinations
for
years
before
2022.
In
state
and
local
tax
jurisdictions,
the
Company
has
limited
exposure before
2015.
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
(in thousands):

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
58
`
January 31, 2026
February 1, 2025 February 3, 2024
Fiscal Year
Ended
Balances, beginning
$
3,234
$
3,897
$
4,886
Additions for tax positions of the current year
374
65
76
Reduction for tax positions of prior years for:
Lapses of applicable statutes of limitations
(1,702)
(728)
(1,065)
Balances, ending
$
1,906
$
3,234
$
3,897
The (benefit) provision for income
taxes consists of the following (in thousands):
`
January 31, 2026 February 1, 2025 February 3, 2024
Fiscal Year
Ended
Current income taxes:
Federal
$
(1,061)
$
(128)
$
(148)
State
(864)
395
(334)
Foreign
334
1,677
1,898
Total
(1,591)
1,944
1,416
Deferred income taxes:
Federal
-
-
6,613
State
-
-
2,093
Foreign
-
-
18
Total
-
-
8,724
Total income tax (benefit) expense
$
(1,591)
$
1,944
$
10,140

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
59
Significant
components of
the
Company’s deferred
tax assets
and liabilities
as of
January
31,
2026
and
February 1, 2025 are as follows
(in thousands):
January 31, 2026 February 1, 2025
Deferred tax assets:
Allowance for customer credit losses $
145
$
124
Inventory valuation
1,412
1,584
Non-deductible accrued liabilities
1,045
1,587
Other taxes
780
834
Federal benefit of uncertain tax positions
403
655
Equity compensation expense
2,476
2,750
Federal tax credits
1,583
928
Net operating losses
17,629
11,147
Charitable contribution carryover
113
264
Lease liabilities
34,653
33,077
Property and equipment
3,412
4,735
Amortization
-
1,774
Other
1,513
1,776
Total deferred
tax assets before valuation allowance
65,164
61,235
Valuation
allowance
(25,394)
(23,151)
Total deferred
tax assets after valuation allowance
39,770
38,084
Deferred tax liabilities:
Right-of-Use assets
39,660
38,000
Accrued self-insurance reserves
110
84
Total deferred
tax liabilities
39,770
38,084
Net deferred tax assets $
-
$
-
The changes in the valuation allowance are presented below:
January 31, 2026
February 1, 2025 February 3, 2024
Valuation
Allowance Beginning Balance
$
(23,151)
$
(17,998)
$
(5,058)
Net Valuation
Allowance (Additions) / Reductions
(2,243)
(5,153)
(12,940)
Valuation
Allowance Ending Balance
$
(25,394)
$
(23,151)
$
(17,998)
As of January
31, 2026, the
Company had $
9.9
million of net
deferred tax assets
attributable to state
net
operating loss carryforwards. The Company assessed the
likelihood that deferred tax assets related to
state net
operating loss
carryforwards and
other deferred
tax assets
affecting state
income tax
will be
realized. Based
on this
assessment, the
Company concluded
that it
is more
likely than
not the
Company will
not be
able to
realize $
9.9
million of
the net
operating losses,
and accordingly,
has recorded
a valuation
allowance for
the
same amount.
As
of January
31,
2026, the
Company
had
$
15.5
million
of
net
deferred tax
assets
attributable to
U.S.
federal net
operating
loss
carryforwards,
other
credit carryforwards
and
all
other deferred
tax assets
net of
deferred tax liabilities.
The Company assessed the likelihood that deferred tax
assets related to net operating
loss
carryforwards,
credit
carryforwards
and
all
other
remaining
deferred
tax
assets
net
of
deferred
tax
liabilities will be
realized.
Based on this
assessment, the Company
concluded that it
is more likely
than not
the
Company
will
not
be
able
to
realize
$
7.7
million
of
net
operating
loss
carryforwards,
$
1.6
million
of
credit carryforwards and $
6.2
million of remaining deferred tax assets
net of deferred tax liabilities.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
60
The net change
in the valuation
allowance of $
2.2
million for the
year ended January
31, 2026
is due to
recording a valuation allowance of
$
0.3
million against net deferred tax assets
attributable to U.S. federal net
operating loss
carryforwards, other
credit carryforwards
and all
other deferred
tax assets
net of
deferred tax
liabilities, including $
1.9
million against state net operating losses. The net change in the valuation allowance for
the
year
ended
February
1,
2025
relates
to
U.S.
federal
net
operating
loss
carryforwards,
other
credit
carryforwards, all
other deferred
tax assets
net of
deferred tax
liabilities, state
net operating
losses and
state
tax credits.
As
of
January
31,
2026,
the
Company’s
position
is
that
its
overseas
subsidiaries
will
not
invest
undistributed
earnings
indefinitely.
Future
unremitted
earnings
when
distributed
are
expected
to
be
either
distributions
of
GILTI-previously
taxed income
or eligible
for
a
100
%
dividends received
deduction.
The
withholding
tax
rate
on
any
unremitted
earnings
is
zero
and
state
income
taxes
on
such
earnings
are
considered
immaterial.
Therefore,
the
Company
has
not
provided
deferred
U.S.
income
taxes
on
approximately $
14.1
million of cumulative earnings from non-U.S. subsidiaries.
Domestic losses
of $
17.8
million, $
36.8
million,
and $
38.0
million for
the fiscal
year ended
January
31,
2026,
February
1,
2025,
and
February
3,
2024,
respectively,
were
offset
by
profits
in
foreign
jurisdictions of $
10.3
million, $
20.7
million, and $
24.2
million, respectively.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
61
The reconciliation of the Company’s effective
income tax rate with the
statutory rate is as follows:
January 31, 2026 February 1, 2025 February 3, 2024
U.S. Federal Statutory Tax
Rate
$
(1,575)
21.0
% $
(3,384)
21.0
% $
(2,898)
21.0
%
State and Local Income Taxes,
Net of
Federal Income Tax
Effect (a)
661
(8.8)
935
(5.8)
2,752
(19.9)
Foreign Tax
Effects
Hong Kong
Tax Rate Differential
(453)
6.0
(922)
5.7
(1,082)
7.8
Offshore Claim
(1,372)
18.3
(1,739)
10.8
(2,098)
15.2
Other foreign jurisdictions
1
-
2
-
4
-
Effect of Changes in Tax
Laws or Rates
Enacted in the Current Period
Change in Tax Rate
-
-
-
-
(2)
-
Effect of Cross-Border Tax
Laws
Global intangible low-taxed income
1,970
(26.3)
3,969
(24.6)
4,577
(33.2)
Tax Credits
Research and development tax credits
(165)
2.2
(100)
0.6
(70)
0.5
Employment related tax credits
(655)
8.7
(309)
1.9
(207)
1.5
Other
(1)
-
(1)
-
(2)
-
Changes in Valuation
Allowance
1,165
(15.5)
3,347
(20.8)
9,570
(69.3)
Nontaxable or Nondeductible items
Limitation on officer compensation
335
(4.5)
431
(2.7)
435
(3.1)
Addback on wage related credits
96
(1.3)
65
(0.4)
43
(0.3)
Share-based payment awards
247
(3.3)
94
(0.6)
4
-
Other
(49)
0.7
279
(1.7)
131
(1.1)
Changes in Unrecognized Tax
Benefits
(1,796)
23.9
(723)
4.5
(1,017)
7.4
Effective Tax
Rate
$
(1,591)
21.2
%
$
1,944
(12.1)
% $
10,140
(73.5)
%
(a) State taxes in South Carolina and Texas
made up the majority (greater than
50
%) of the tax effect in this category for
the years ended January 31, 2026, February 1, 2025, and February 3, 2024,
respectively.
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

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
62
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
segment income
(loss) before
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
`
Fiscal 2025 Retail Credit Total
Total Revenues $
651,158
$
2,654
$
653,812
Cost of goods sold (a)
431,551
-
431,551
Selling, general, and administrative (b)
157,738
1,617
159,355
Corporate overhead
67,107
-
67,107
Depreciation
9,986
-
9,986
Interest and other income
(375)
(1,148)
(1,523)
Segment income (loss) before income taxes $
(14,849)
$
2,185
$
(12,664)
Corporate interest and other income
(5,164)
Loss before income taxes $
(7,500)
Capital expenditures $
3,763
$
-
$
3,763
Fiscal 2024 Retail Credit Total
Total Revenues $
647,110
$
2,696
$
649,806
Cost of goods sold (a)
436,440
-
436,440
Selling, general, and administrative (b)
162,367
1,630
163,997
Corporate overhead
67,492
-
67,492
Depreciation
9,817
-
9,817
Interest and other income
(410)
(1,162)
(1,572)
Segment income (loss) before income taxes $
(28,596)
$
2,228
$
(26,368)
Corporate interest and other income
(10,255)
Loss before income taxes $
(16,113)
Capital expenditures $
7,872
$
-
$
7,872
Fiscal 2023 Retail Credit Total
Total Revenues $
705,419
$
2,640
$
708,059
Cost of goods sold (a)
464,313
-
464,313
Selling, general, and administrative (b)
176,205
1,632
177,837
Corporate overhead
74,940
-
74,940
Depreciation
9,871
-
9,871
Interest and other income
(267)
(737)
(1,004)
Segment income (loss) before income taxes $
(19,643)
$
1,745
$
(17,898)
Corporate interest and other income
(4,097)
Loss before income taxes $
(13,801)
Capital expenditures $
12,532
$
-
$
12,532
(a) Refer to Note 1 for additional information on the components of Cost of goods sold.
(b) Selling, general, and administrative expense include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, bank and credit card processing fees.

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
64
14.
Stock Based Compensation:
As
of
January
31,
2026,
the
Company’s
2018
Incentive
Compensation
Plan
was
available
for
the
granting
of
various
forms
of
equity-based awards,
including
restricted stock
and stock
options for
grant to
officers, directors and key employees.
The following table presents the number of options and shares of restricted stock initially authorized
and available for grant under this plan as of January 31, 2026:
`
2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant:
February 1, 2025
2,797,601
January 31, 2026
2,869,806
In accordance with ASC 718, the fair value of restricted stock awards is estimated on the date of grant based
on
the
market
price
of
the
Company’s
stock
and
is
amortized
to
compensation
expense
on
a
straight-line basis
over a
five-year
vesting period.
As of
January 31,
2026, there
was $
4,063,868
of total
unrecognized compensation
expense related
to unvested
restricted stock
awards, which
is expected
to be
recognized over a remaining weighted-average vesting period of
1.4
years.
The total grant date fair value
of
the
shares
recognized
as
compensation
expense
during
the
twelve
months
ended
January
31,
2026,
February 1,
2025 and
February 3,
2024 was
$
1,647,000
, $
2,270,000
and
$
4,105,000
, respectively.
The
expenses
are
classified
as
a
component
of
Selling,
general
and
administrative
expenses
in
the
Consolidated Statements of Income (Loss) and Comprehensive Income
(Loss).
The following summary shows
the changes in the
shares of unvested
restricted stock outstanding
during
the years ended January 31, 2026,
February 1, 2025 and February 3, 2024:
`
Weighted Average
Number of Grant Date Fair
Shares
Value Per
Share
Restricted stock awards at January 28, 2023
1,059,433
$
13.10
Granted
414,502
8.29
Vested
(217,238)
13.97
Forfeited or expired
(132,824)
11.73
Restricted stock awards at February 3, 2024
1,123,873
$
11.32
Granted
386,900
4.80
Vested
(232,696)
13.22
Forfeited or expired
(62,896)
9.21
Restricted stock awards at February 1, 2025
1,215,181
$
8.98
Granted
-
-
Vested
(225,924)
12.89
Forfeited or expired
(84,205)
8.27
Restricted stock awards at January 31, 2026
905,052
$
8.06
The
Company’s
Employee
Stock
Purchase
Plan
allows
eligible
full-time
employees
to
purchase
a
limited
number
of
shares
of
the
Company’s
Class
A
Common
Stock
during
each
semi-annual
offering
period at
a
15
% discount through
payroll deductions. During
the twelve
month period ended
January 31,
2026, the
Company sold
51,845
shares to
employees at an
average discount of
$
0.49
per share
under the
Employee Stock Purchase Plan.
The compensation expense
recognized for the
15
% discount given
under
the
Employee
Stock
Purchase
Plan
was
approximately
$
25,000
,
$
60,000
and
$
67,000
for
fiscal
years

THE CATO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— (Continued)
65
2025, 2024 and 2023,
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
year ended January 31, 2026:
`
Changes in Accumulated Other
Comprehensive Income (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at February 1, 2025 $
153
Other comprehensive income (loss) before
reclassification
158
Amounts reclassified from accumulated
other comprehensive income (b)
(37)
Net current-period other comprehensive income (loss)
121
Ending Balance at January 31, 2026 $
274
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other
comprehensive income.
(b) Includes $
37
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
Not applicable.
Item 9A.
Controls and Procedures:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We
carried out
an evaluation,
with the
participation of
our Principal
Executive Officer
and Principal
Financial Officer,
of the
effectiveness of
our disclosure
controls and
procedures as
of January
31, 2026.
Based on this
evaluation, our Principal
Executive Officer and
Principal Financial Officer
concluded that,
as
of January
31, 2026,
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
2026
based
on
the
Internal
Control
–
Integrated
Framework
(2013)
issued
by
the
Committee
of
Sponsoring
Organizations
of
the
Treadway
Commission
(“COSO”).
Based
on
this
evaluation,
management concluded
that our
internal control
over financial
reporting was
effective as
of January
31,
2026.
PricewaterhouseCoopers
LLP,
an
independent
registered
public
accounting
firm,
has
audited
the
effectiveness of our internal
control over financial reporting as
of January 31, 2026, as
stated in its report
which is included herein.
Changes in Internal Control Over Financial Reporting
No
change
in
the
Company’s
internal
control
over
financial
reporting
(as
defined
in
Exchange
Act
Rule
13a-15(f))
has
occurred
during
the
Company’s
fiscal
quarter
ended
January
31,
2026
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
January
31,
2026,
none
of
the
Company’s
directors
or
officers
(as
defined
in
Rule 16a-1(f)
of
the
Securities Exchange
Act
of
1934,
as
amended)
adopted
or
terminated
a
“Rule10b5-1 trading arrangement” or a “
non
-
Rule10b5-1
trading arrangement” (as such terms are defined
in Item 408 of Regulation S-K).
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
:
Not applicable.

PART
III
Item 10. Directors, Executive Officers and Corporate Governance:
Information
contained
under
the
captions
“Election
of
Directors,”
“Meetings
and
Committees,”
“Corporate
Governance
Matters”
and
“Delinquent
Section
16(a)
Reports”
in
the
Registrant’s
Proxy
Statement
for
its
2026
annual
stockholders’
meeting
(the
“2026
Proxy
Statement”)
is
incorporated
by
reference
in
response
to
this
Item 10.
The
information
in
response
to
this
Item 10
regarding
executive
officers
of the
Company is
contained in
Item 3A, Part I
hereof under
the caption
“Executive Officers
of
the Registrant.”
Item 11. Executive Compensation:
Information contained under the captions
“2025 Executive Compensation” (except for
the information
under
the
heading
“Pay
Versus
Performance”),
“Fiscal
Year
2025
Director
Compensation,”
and
“Corporate
Governance
Matters-Compensation
Committee
Interlocks
and
Insider
Participation”
in
the
Company’s 2026 Proxy Statement is incorporated by reference in response to this Item.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder
Matters:
Equity Compensation Plan Information
The
following
table
provides
information
about
stock
options
outstanding
and
shares
available
for
future awards under all of the Company’s equity compensation plans. The information is as of January
31,
2026.
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
3,152,335
Equity compensation plans not
approved by security holders
- - -
Total
- -
3,152,335
(1)
There are no outstanding stock options, warrants or stock appreciation rights.
(2)
Includes the following:
Under
the
Company’s
stock
incentive
plan,
referred
to
as
the
2018
Incentive
Compensation
Plan,
2,869,806
shares
are
available
for
grant.
Under
this
plan,
non-
qualified stock options may be granted to key associates.
Under
the
Employee
Stock
Purchase
Plan,
282,529
shares
are
available.
Eligible
associates
may
participate
in
the
purchase
of
designated
shares
of
the
Company’s
common
stock.
The
purchase
price of
this stock
is equal
to 85%
of the
lower of
the closing
price at
the beginning
or the
end of
each semi-annual stock purchase period.

Information contained under “Security Ownership of Certain Owners and Management” in the
2026 Proxy Statement is incorporated by reference in response to this Item.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence:
Information
contained
under
the
caption
“Certain
Relationships
and
Related
Person
Transactions,”
“Corporate
Governance
Matters-Director
Independence”
and
“Meetings
and
Committees”
in
the
2026
Proxy Statement is incorporated by reference in response to this Item.
Item 14.
Principal Accountant Fees and Services:
Information contained
under the
captions “Ratification
of
Independent Registered
Public Accounting
Firm-Audit Fees”
and
“-Policy on
Audit
Committee Pre-Approval
of
Audit
and Permissible
Non-Audit
Services
by
the
Independent
Registered
Public
Accounting
Firm”
in
the
2026
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
Report of Independent Registered Public Accounting Firm
....................................................................
36
Consolidated Statements of Income (Loss) and Comprehensive Income
(Loss) for the fiscal
years ended January 31, 2026, February 1, 2025 and February 3, 2024
................................................
39
Consolidated Balance Sheets at January 31, 2026 and February
1, 2025
.................................................
40
Consolidated Statements of Cash Flows for the fiscal years ended
January 31, 2026, February 1, 2025
and February 3, 2024 ................................................................................................................................
41
Consolidated Statements of Stockholders’ Equity for the fiscal years ended
January 31, 2026,
February 1, 2025 and February 3, 2024
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
76
All
other
schedules
are
omitted
as
the
required
information
is
inapplicable
or
the
information
is
presented in the Consolidated Financial Statements or related Notes thereto.
(3) Index to Exhibits: The
following exhibits listed in
the Index below are
filed or furnished with
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
10.1*
The Cato Corporation 2021 Employee Stock Purchase Plan (Amended and Restated as of
October 1, 2025) incorporated by reference to Appendix A to Proxy Statement of the
Registrant filed on April 10, 2025.
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
19.1**
Insider Trading Policy of the Registrant, incorporated by reference to Exhibit 19.1 to Form
10-K of the Registrant for the fiscal year ended February 1, 2025.
21.1**
Subsidiaries of Registrant.
23.1**
Consent of Independent Registered Public Accounting Firm.
31.1**
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2**
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1**
Section 1350 Certification of Chief Executive Officer.
32.2**
Section 1350 Certification of Chief Financial Officer.
97.1
Registrant’s Dodd-Frank Clawback Policy, incorporated by reference to Exhibit 97.1 to
Form 10-K of the Registrant for the fiscal year ended February 3, 2024.
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
Not applicable.

SIGNATURES
Pursuant
to
the
requirements
of
Section 13
or
15(d)
of
the
Securities
Exchange
Act
of
1934,
Cato
has
duly
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The Cato Corporation
By
/s/ JOHN P.
D. CATO
By /s/ CHARLES D. KNIGHT
John P.
D. Cato
Chairman, President and
Chief Executive Officer
Charles D. Knight
Executive Vice President
Chief Financial Officer
By
/s/ JEFFREY R. SHOCK
Jeffrey R. Shock
Senior Vice President
Controller
Date: March 25, 2026
Pursuant to the
requirements of the
Securities Exchange
Act of 1934,
this report has
been signed below
on March 25,
2026
by the following persons on behalf of the Registrant and in the capacities indicated:
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
Additions charged to costs and expenses
654
14,304
Additions (reductions) charged to other accounts
65
(c)
(522)
Deductions
(843)
(d)
(14,791)
Balance at February 1, 2025 $
581
$
8,119
Additions charged to costs and expenses
856
14,570
Additions (reductions) charged to other accounts
61
(c)
162
Deductions
(816)
(d)
(14,810)
Balance at January 31, 2026 $
682
$
8,041
(a)
Deducted from trade accounts receivable.
(b)
Reserve for Workers' Compensation,
General Liability and Healthcare.
(c)
Recoveries of amounts previously written off.
(d)
Uncollectible accounts written off.