Form 10-Q
period 2026-05-02
CATO CORP
filed 2026-05-28
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT
TO SECTION
13 OR 15(d)
OF THE SECURITIES
EXCHANGE
ACT OF
1934
For the quarterly period ended
May 2, 2026
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
Non-accelerated filer
☑
Smaller reporting company
☑
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
May 2,
2026, there
were
18,195,206
shares of Class A
common stock
and
1,763,652
shares of
Class B common stock
outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended May 2, 2026
Table
of Contents
Page No.
PART
I – FINANCIAL INFORMATION
(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income 2
For the Three Months Ended
May 2, 2026 and May 3, 2025
Condensed Consolidated Balance Sheets 3
At May 2, 2026 and
January 31, 2026
Condensed Consolidated Statements of Cash Flows 4
For the Three Months Ended May 2, 2026 and
May 3, 2025
Condensed Consolidated Statements of Stockholders’ Equity 5
For the Three Months Ended May 2, 2026 and
May 3, 2025
Notes to Condensed Consolidated Financial Statements 6 - 20
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
Item 4. Mine Safety Disclosures 30
Item 5. Other Information 30
Item 6. Exhibits 30
Signatures 31

PART
I FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended
May 2, 2026
May 3, 2025
(Dollars in thousands, except per share data)
REVENUES
Retail sales
$
169,410
$
168,419
Other revenue (principally finance charges, late fees and
layaway charges)
1,694
1,823
Total revenues
171,104
170,242
COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown below)
106,340
109,318
Selling, general and administrative (exclusive of depreciation shown below)
53,930
55,325
Depreciation
2,236
2,564
Interest and other income, net
(1,233)
(1,202)
Costs and expenses, net
161,273
166,005
Income before income taxes
9,831
4,237
Income tax expense
522
928
Net income $
9,309
$
3,309
Basic earnings per share $
0.47
$
0.17
Diluted earnings per share $
0.47
$
0.17
Comprehensive income:
Net income $
9,309
$
3,309
Net unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
0
for each of the three months
(260)
38
ended May 2, 2026 and May 3, 2025
Comprehensive income $
9,049
$
3,347
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
May 2, 2026 January 31, 2026
(Dollars in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents
$
25,412
$
16,788
Short-term investments
55,558
56,859
Restricted cash
2,675
2,675
Accounts receivable, net of allowance for customer credit losses of
$
676
and $
682
at May 2, 2026 and January 31, 2026, respectively
33,159
25,462
Merchandise inventories
92,490
83,696
Prepaid expenses and other current assets
7,928
7,787
Total Current Assets
217,222
193,267
Property and equipment – net
52,504
53,748
Other assets
20,720
20,471
Right-of-Use assets – net
148,734
153,933
Total Assets
$
439,180
$
421,419
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable
$
79,702
$
64,958
Accrued expenses
34,590
37,101
Accrued bonus and benefits
1,838
326
Current lease liability
52,088
53,507
Total Current Liabilities
168,218
155,892
Other noncurrent liabilities
11,318
11,272
Lease liability
92,939
96,941
Commitments and contingencies (Note 10)
-
-
Stockholders' Equity:
Preferred stock, $
100
par value per share,
100,000
shares
authorized,
none
issued
-
-
Class A common stock, $
0.033
par value per share,
50,000,000
shares authorized;
18,195,206
and
17,976,854
shares issued
at May 2, 2026 and January 31, 2026, respectively
615
608
Convertible Class B common stock, $
0.033
par value per share,
15,000,000
shares authorized;
1,763,652
shares issued at May 2, 2026 and January 31, 2026
59
59
Additional paid-in capital
131,989
131,347
Retained earnings
34,028
25,026
Accumulated other comprehensive income
14
274
Total Stockholders' Equity
166,705
157,314
Total Liabilities and Stockholders’ Equity
$
439,180
$
421,419
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(UNAUDITED)
Three Months Ended
May 2, 2026
May 3, 2025
(Dollars in thousands)
Operating Activities:
Net income $
9,309
$
3,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation
2,236
2,564
Provision for customer credit losses
207
215
Purchase premium and premium amortization of investments
(98)
(81)
Gain on sale of assets held for investment
-
(34)
Share-based compensation
578
193
Gain on disposal of property and equipment
(2)
(30)
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable
(8,642)
(2,505)
Merchandise inventories
(8,794)
1,309
Prepaid and other assets
(390)
(38)
Operating lease right-of-use assets and liabilities
(221)
(156)
Accounts payable, accrued expenses and other liabilities
13,866
(878)
Net cash provided by operating activities
8,049
3,868
Investing Activities:
Expenditures for property and equipment
(1,067)
(1,019)
Purchase of short-term investments
(6,836)
(2,262)
Sales of short-term investments
7,974
11,195
Sales of other assets
-
34
Proceeds from cash value of life insurance policy
738
-
Net cash provided by investing activities
809
7,948
Financing Activities:
Repurchase of common stock
(311)
(935)
Proceeds from employee stock purchase plan
77
62
Net cash used in financing activities
(234)
(873)
Net increase in cash, cash equivalents, and restricted cash
8,624
10,943
Cash, cash equivalents, and restricted cash at beginning of period
19,463
23,078
Cash, cash equivalents, and restricted cash at end of period
$
28,087
$
34,021
Non-cash activity:
Accrued other assets and property and equipment expenditures
$
260
$
284
Accrued treasury stock
1
-
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Accumulated
Additional Other Total
Common Paid-in Retained Comprehensive Stockholders'
Stock Capital Earnings Income (Loss) Equity
(Dollars in thousands)
Balance — January 31, 2026 $
667
$
131,347
$
25,026
$
274
$
157,314
Comprehensive income:
Net income
-
-
9,309
-
9,309
Unrealized net loss on available-for-sale securities, net of deferred income tax benefit of $
0
-
-
-
(260)
(260)
Class A common stock sold through employee stock purchase
plan
1
88
-
-
89
Share-based compensation issuances and exercises
10
(10)
-
-
-
Share-based compensation expense
-
564
-
-
564
Repurchase and retirement of treasury shares
(4)
-
(307)
-
(311)
Balance — May 2, 2026 $
674
$
131,989
$
34,028
$
14
$
166,705
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
Other
-
-
(73)
-
(73)
Balance — May 3, 2025 $
666
$
129,786
$
34,274
$
191
$
164,917
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6
NOTE 1 - GENERAL
:
The condensed consolidated
financial statements as
of May 2,
2026 and for
the three months
ended May
2, 2026 and May 3, 2025 have been prepared from the accounting records of
The Cato Corporation and its
wholly-owned
subsidiaries
(the
“Company”),
and
all
amounts
shown
are
unaudited.
In
the
opinion
of
management, all
adjustments
considered
necessary
for
a
fair
statement
of
the
financial
statements
have
been included.
All such adjustments are of a normal, recurring nature unless otherwise noted.
The results
of the interim period may not be indicative of the results expected for the entire year.
The interim financial
statements should be read
in conjunction with
the consolidated financial statements
and
notes
thereto,
included
in
the
Company’s
Annual
Report
on
Form
10-K
for
the
fiscal
year
ended
January 31,
2026.
Amounts as
of January 31,
2026 have been
derived from the
audited annual
financial
statements, but
do not
include all
disclosures required by
accounting principles
generally accepted in
the
United States of America.
In
February
2026,
the
U.S.
Supreme
Court
issued
a
ruling
that
tariffs
imposed
under
the
International
Emergency
Economic
Powers
Act
(“IEEPA”)
on
goods
imported
into
the
United
States
were
unauthorized,
effectively
invalidating
IEEPA
tariffs.
In
April
2026,
following
the
Supreme
Court’s
invalidation
of
the
IEEPA
tariffs
and
the
establishment
of
procedures
for
processing
tariff
refunds,
the
Company submitted a refund claim and recorded a $
5.7
million reduction in cost of goods sold in the first
quarter of fiscal 2026.
Subsequent Events:
Subsequent to May 2, 2026, the Company repurchased
4,471
shares for $
12,824
.
On May
15, 2026,
the Company
received a
$
2.6
million partial
payment for
its tariff
refund claim.
The
Company anticipates receiving payment for the
balance of its tariff
refund claim by the end of
the second
quarter of fiscal 2026.
The
Company
received
a
$
5.6
million
payment
for
the
outstanding
balance
of
the
income
tax
refund
receivable due from the IRS.

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
for Class A and
Class B shares and
the EPS amounts reported
herein are applicable
to both Class A and Class B
shares.
Basic
EPS
is
computed
as
net
income
less
earnings
allocated
to
non-vested
equity
awards
divided
by
the
weighted average
number of
common shares
outstanding for
the period.
Diluted EPS
reflects the
potential
dilution
that
could
occur
from
common
shares
issuable
through
stock
options
and
the
Employee
Stock
Purchase Plan.
Three Months Ended
May 2, 2026 May 3, 2025
(Dollars in thousands, except per share data)
Numerator
Net earnings $
9,309
$
3,309
Earnings allocated to non-vested equity awards
(427)
(192)
Net earnings available to common stockholders $
8,882
$
3,117
Denominator
Basic weighted average common shares outstanding
18,818,492
18,684,837
Diluted weighted average common shares outstanding
18,818,492
18,684,837
Net income per common share
Basic earnings per share
$
0.47
$
0.17
Diluted earnings per share $
0.47
$
0.17
Unvested restricted stock excluded from the calculation
of diluted EPS for the
periods ended May 2, 2026
and May 3, 2025 were
904,000
and
1,151,000
, respectively, because the effect of
including them in the
calculation of diluted EPS would have been
antidilutive.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME:
The
following
table
sets
forth
information
regarding
the
changes
in
Accumulated
other
comprehensive
income (in thousands) for the
three months ended May 2, 2026:
Changes in Accumulated Other
Comprehensive Income (Loss) (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2026 $
274
Other comprehensive income (loss) before
reclassification
(260)
Amounts reclassified from accumulated
other comprehensive income
-
Net current-period other comprehensive income (loss)
(260)
Ending Balance at May 2, 2026 $
14
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
2, 2026
and January
31, 2026.
The weighted
average
interest rate under the credit facility
was
zero
at May 2, 2026 and
January 31, 2026 due to
no
outstanding
borrowings.

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
in
a
similar
manner
through
the
Company’s
single
distribution
center
and
is
subsequently
distributed
to
customers in a
similar manner. The
Company operates
its
women’s
fashion
specialty
retail
stores
in
31
states as of May 2, 2026, principally in the southeastern United States.
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
2026.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11
NOTE 5 – REPORTABLE SEGMENT INFORMATION
(CONTINUED):
The following schedule summarizes certain segment
information (in thousands):
Three Months Ended
May 2, 2026 Retail Credit Total
Revenues $
170,439
$
665
$
171,104
Cost of goods sold (a)
106,340
-
106,340
Selling, general, and administrative (b)
38,717
397
39,114
Corporate overhead
14,816
-
14,816
Depreciation
2,236
-
2,236
Interest and other income, net
(87)
(270)
(357)
Segment income before income taxes $
8,417
$
538
$
8,955
Corporate interest and other income
(876)
Income before income taxes $
9,831
Capital expenditures $
1,067
$
-
$
1,067
Three Months Ended
May 3, 2025 Retail Credit Total
Revenues $
169,577
$
665
$
170,242
Cost of goods sold (a)
109,318
-
109,318
Selling, general, and administrative (b)
39,159
387
39,546
Corporate overhead
15,779
-
15,779
Depreciation
2,564
-
2,564
Interest and other income, net
(105)
(303)
(408)
Segment income before income taxes $
2,862
$
581
$
3,443
Corporate interest and other income
(794)
Income before income taxes $
4,237
Capital expenditures $
1,019
$
-
$
1,019
(a) Cost of goods sold includes merchandise costs, net of
discounts and allowances, buying costs, distribution
costs, occupancy costs, freight, and inventory
shrinkage. Net merchandise costs and in-bound freight
are capitalized as inventory costs. Buying and distribution
costs include payroll, payroll-related costs
and operating expenses for the buying departments
and distribution center. Occupancy costs include
rent, real estate taxes, insurance, common area maintenance, utilities and maintenance for stores and
distribution facilities.
(b) Selling, general, and administrative expense
include corporate and store payroll, related payroll
taxes
and benefits, insurance, supplies, advertising, bank and
credit card processing fees.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12
NOTE 6 – SHARE-BASED COMPENSATION:
As
of
May
2,
2026,
the
Company’s
2018
Incentive
Compensation
Plan
allows
for
the
granting
of
various
forms of equity-based awards,
including restricted stock
and stock options for
grant to officers, directors
and
key employees.
The
following
table
presents
the
number
of
options
and
shares
of
restricted
stock
initially
authorized
and
available for grant under this plan as
of May 2, 2026:
2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,575,134
In
accordance
with
ASC
718
–
Compensation–Stock
Compensation
,
the
fair
value
of
current
restricted
stock awards
is estimated
on the
date of
grant based
on the
market price
of the
Company’s
stock and
is
amortized to compensation expense on a
straight-line basis over the related vesting periods.
As of May 2,
2026
and
January
31,
2026,
there
was
$
4,162,000
and
$
4,064,000
,
respectively,
of
total
unrecognized
compensation
expense
related
to
unvested
restricted
stock
awards,
which
had
a
remaining
weighted-
average vesting
period
of
2.0
years
and
1.4
years,
respectively.
The
total
compensation expense
during
the
three
months
ended
May
2,
2026
and
May
3,
2025
was
$
564,000
and
$
109,000
,
respectively.
This
compensation activity is
classified as a
component of Selling,
general and administrative
expenses in the
Condensed Consolidated Statements of Income.
The following summary
shows the changes
in the number
of shares of
unvested restricted stock
outstanding
during
the three months ended May
2, 2026:
Weighted Average
Number of Grant Date Fair
Shares
Value
Per Share
Restricted stock awards at January 31, 2026
905,052
$
8.06
Granted
298,494
2.88
Vested
(268,303)
11.50
Forfeited or expired
(3,822)
7.54
Restricted stock awards at May 2, 2026
931,421
$
5.41

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13
NOTE 6 – SHARE-BASED COMPENSATION (CONTINUED):
The
Company’s
Employee
Stock
Purchase
Plan
allows
eligible
full-time
employees
to
purchase
a
limited
number of
shares
of the
Company’s
Class
A
Common Stock
during each
semi-annual offering
period
at
a
15
% discount through payroll deductions. During the
three months ended May 2, 2026
and May 3, 2025, the
Company sold
31,503
and
21,736
shares to employees
at an
average discount of
$
0.43
and $
0.50
per share,
respectively, under
the Employee
Stock Purchase
Plan. The
compensation expense
recognized for
the
15
%
discount
given
under
the
Employee
Stock
Purchase
Plan
was
approximately
$
13,000
and
$
11,000
for
the
three
months
ended
May
2,
2026
and
May
3,
2025,
respectively.
These
expenses
are
classified
as
a
component
of
Selling,
general
and
administrative
expenses
in
the
Condensed
Consolidated
Statements
of
Income.
NOTE 7
– FAIR VALUE MEASUREMENTS:
The following
tables
set forth
information regarding
the
Company’s financial
assets
and
liabilities that
are
measured at fair value (in thousands)
as of May 2, 2026 and
January 31, 2026:
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
May 2, 2026
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
Corporate Bonds
$
55,558
$
-
$
55,558
$
-
Cash Surrender Value of Life Insurance
9,827
-
-
9,827
Total Assets $
65,385
$
-
$
55,558
$
9,827
Liabilities:
Deferred Compensation
$
(8,343)
$
-
$
-
$
(8,343)
Total Liabilities $
(8,343)
$
-
$
-
$
(8,343)

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
The
Company’s investment
portfolio
was
primarily invested
in corporate
bonds
held in
managed accounts
with
underlying
ratings
of
A
or
better
at
May
2,
2026.
The
corporate
bonds
have
contractual
maturities
which range from
13 days
to
2.9
years.
Additionally,
at
May
2,
2026,
the
Company
had
deferred
compensation
plan
assets
of
$
9.8
million.
At
January
31,
2026,
the
Company
had
deferred
compensation
plan
assets
of
$
9.7
million.
These
assets
are
recorded within Other assets in the Condensed
Consolidated Balance Sheets.
Level 2 investment securities include corporate bonds for which quoted prices may not be available on active
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
change
in
fair
value
of
the
Company’s
financial
assets
and
liabilities
measured using Level 3 inputs for the
three months ended May 2, 2026
and the year ended January 31,
2026
(dollars in thousands):

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15
NOTE 7
– FAIR VALUE MEASUREMENTS
(CONTINUED):
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at January 31, 2026 $
9,693
Redemptions
-
Additions
-
Total gains or (losses):
Included in interest and other income, net (or changes in net assets)
134
Ending Balance at May 2, 2026 $
9,827
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 31, 2026 $
(8,383)
Redemptions
231
Additions
(30)
Total (gains) or losses:
Included in interest and other income, net (or changes in net assets)
(161)
Ending Balance at May 2, 2026 $
(8,343)
Fair Value
Measurements Using
Significant Unobservable
Asset Inputs (Level 3)
Cash Surrender Value
Beginning Balance at February 1, 2025 $
9,301
Redemptions
(365)
Additions
-
Total gains or (losses):
Included in interest and other income, net (or changes in net assets)
757
Ending Balance at January 31, 2026 $
9,693
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at February 1, 2025 $
(8,548)
Redemptions
1,246
Additions
(206)
Total (gains) or losses:
Included in interest and other income, net (or changes in net assets)
(875)
Ending Balance at January 31, 2026 $
(8,383)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16
NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
In
September
2025,
the
FASB
issued
ASU
2025-06,
“Intangibles
–
Goodwill
and
Other
–
Internal-Use
Software
(Subtopic
350-40)
–
Targeted
Improvements
to
the
Accounting
for
Internal-Use
Software”
(ASU
2025-06).
The
FASB
issued
ASU
2025-06
to
modernize
the
accounting
for
costs
related
to
internal-use
software
to
better
align
with
how
software
is
developed
and
to
clarify
the
threshold
to
be
applied
to
begin
capitalizing
costs.
ASU
2025-06
is
effective
for
our
annual
and
quarterly
reporting
periods beginning January 30, 2028.
Early adoption is permitted. The
Company is currently assessing the
impact that the adoption of ASU 2025-06 will have on our consolidated financial statements.
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
fiscal
2026
of
5.3
%
compared
to
an
effective
tax
rate
of
21.9
%
for
the
first
quarter
of
fiscal
2025.
Income
tax
expense
for
the
quarter
decreased to
$
0.5
million in
2026 from
$
0.9
million in
2025. The
decrease in
tax expense
was primarily
due to lower foreign income taxes.

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
18
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
a 90-day
expiration.
Amounts related
to shipping
and handling
billed to
customers in
a
sales
transaction
are
classified
as
Other
revenue
and
the
costs
related
to
shipping product
to
customers
(billed and accrued) are classified as Cost of goods sold.
The Company
offers its
own proprietary
credit card
to customers.
All credit
activity is
performed by
the
Company’s
wholly-owned subsidiaries.
No
ne
of the
credit card
receivables are
secured.
The
Company
estimated customer credit losses of $
207,000
and $
215,000
for the periods ended May 2, 2026 and May 3,
2025,
respectively,
on
sales purchased
using the
Company’s
proprietary credit
card
of
$
5.2
million and
$
5.4
million for the periods ended May 2, 2026 and May 3, 2025, respectively.
The
following
table
provides
information
about
receivables
and
contract
liabilities
from
contracts
with
customers (in thousands):
Balance as of
May 2, 2026
January 31, 2026
Proprietary Credit Card Receivables, net $
10,444
$
10,711
Gift Card Liability
$
6,919
$
7,475

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
at the
commencement date
of the lease
in
determining the present value of lease payments.
The components of lease cost are shown below (in thousands):
` Three Months Ended
May 2, 2026 May 3, 2025
Operating lease cost
$
16,319
$
16,588
Variable
lease cost (a)
$
519
$
438
(a) Primarily relates to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
20
NOTE 12 – LEASES (CONTINUED):
Supplemental cash flow
information and non-cash
activity related to
the Company’s
operating leases are
as follows (in thousands):
Operating cash flow information:
Three Months Ended
May 2, 2026 May 3, 2025
Cash paid for amounts included in the measurement of lease liabilities $
13,939
$
14,534
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
8,836
$
1,206
Weighted-average
remaining
lease
term
and
discount
rate
for
the
Company’s
operating
leases
are
as
follows:
As of
May 2, 2026
May 3, 2025
Weighted-average remaining lease term
2.3
Years
2.1
Years
Weighted-average discount rate
6.29%
5.90%
As of May 2, 2026, the maturities of lease liabilities by fiscal year for the Company’s operating leases are
as follows (in thousands):
Fiscal Year
2026 (a) $
47,815
2027
47,369
2028
32,929
2029
20,990
2030
11,566
Thereafter
2,313
Total lease payments
162,982
Less: Imputed interest
17,955
Present value of lease liabilities $
145,027
(a) Excluding the 3 months ended May 2, 2026.

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
war
or
similar
hostilities
and
their
collateral
effects,
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
or
prospects;
adverse
weather,
public
health
threats, acts
of
war or
aggression
or
similar
conditions and
related consequences
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
31, 2026. The preparation
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
Three Months Ended
May 2, 2026 May 3, 2025
Total retail sales 100.0% 100.0%
Other revenue 1.0 1.1
Total revenues 101.0 101.1
Cost of goods sold (exclusive of depreciation) 62.8 64.9
Selling, general and administrative (exclusive of depreciation)
31.8
32.8
Depreciation 1.3 1.5
Interest and other income
(0.7)
(0.7)
Income before income taxes 5.8 2.5
Net income
5.5
2.0

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
24
RESULTS OF OPERATIONS
(CONTINUED):
Management’s
Discussion and
Analysis of
Financial Condition
and Results
of Operations
(“MD&A”) is
intended
to
provide
information
to
assist
readers
in
better
understanding
and
evaluating
our
financial
condition
and
results
of
operations.
We
recommend
reading
this
MD&A
in
conjunction
with
our
Condensed
Consolidated
Financial
Statements
and
the
Notes
to
those
statements
included
in
the
“Financial Statements”
section of
this Quarterly
Report on
Form 10-Q,
as well
as our
Annual Report
on
Form 10-K for fiscal 2025.
Recent Developments
Tariff Issues
There remains a
significant degree of
uncertainty regarding the
status of U.S.
trade policy and
the types and
amount of tariffs to
which the Company will
be subject.
On February 20, 2026,
the Supreme Court issued
a
ruling
that
struck
down
the
series
of
tariffs
that
had
been
imposed
under
the
International
Economic
Emergency Powers Act (“IEEPA”) beginning in February
2025.
In response, the administration transitioned
under
Section
122
of
the
Trade
Act
of
1974
(the
“Trade
Act”)
to
a
new
10%
baseline
global
tariff
that
is
scheduled to expire in July 2026 unless otherwise extended by Congress.
On May 7, 2026, the U.S. Court of
International
Trade
issued
a
ruling
finding
that
these
Section
122
tariffs
are
unlawful,
but
limited
its
permanent injunction to
the specific plaintiffs
in that case,
and these tariffs
continue to be
collected from all
other
importers,
including
the
Company.
The
administration
has
appealed
this
decision,
and
it
remains
uncertain whether these duties will remain
in effect or possibly be replaced
by other tariffs.
On March 11, 2026, the U.S. Trade
Representative announced investigations under Section 301
of the Trade
Act
into
various
countries,
including
countries
where
much
of
our
products
are
manufactured,
that
could
result
in
the
imposition
of
increased
tariffs.
Beginning
in
May
2026,
the
U.S.
Trade
Representative
held
Section 301
hearings for
certain countries,
including countries
where we
source most
of our
product.
The
extent to which
these hearings will
result in increased
tariffs is currently
unknown.
Our acquisition costs
in
future periods will
be negatively impacted
to the extent
that any tariffs
imposed due to
Section 301 findings
are greater than the current
Section 122 tariffs.
In
April
2026,
following
the
Supreme
Court’s
invalidation
of
the
IEEPA
tariffs
and
the
establishment
of
procedures for processing
tariff refunds, the
Company submitted a
refund claim and
recorded a $5.7
million
reduction in cost of goods sold in the first quarter of fiscal 2026.
On May 15, 2026, the Company received a
$2.6 million
partial payment
for its
tariff refund
claim. The
Company anticipates
receiving payment
for the
balance of its tariff refund claim
by the end of the second
quarter of fiscal 2026.
Pricing
Pressures
The pressure
on our
customers’ discretionary
income continued
in the
first quarter
of 2026
with increasing
fuel
prices.
Additionally,
the
Core
Price
Index
(CPI)
rose
in
April,
further
pressuring
our
customers’
discretionary income both now and into the foreseeable future.
We believe these additional pricing pressures
will cause
our
customers to
be
more
cautious
with their
discretionary
spending.
In addition,
our ability
to
pass through costs
caused by rising
fuel prices and
potential increased tariff
costs will be
limited due in
part
to the pressure on our customers’ discretionary spending.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
25
Comparison of First Quarter of 2026
with 2025
Total retail sales for the first quarter
were $169.4 million compared to
last year’s first quarter sales of
$168.4
million.
Sales increased due
to a same-store
sales increase of
3%, partially offset
by stores that
were closed
in the past 12 months.
Same store sales include stores
that have been open more than
15 months.
Stores that
have been
relocated or
expanded are
also included
in the
same store
sales calculation
after they
have been
open more than 15 months.
The method of calculating same store sales varies across the retail industry.
As a
result, our same
store sales calculation
may not be
comparable to similarly
titled measures reported
by other
companies. E-commerce sales were less than 4.0%
of sales for the first quarter of
fiscal 2026 and are included
in the
same-store sales
calculation.
Total revenues,
comprised of
retail sales
and other
revenue (principally
finance
charges
and
late
fees
on
customer
accounts
receivable,
shipping
charged
to
customers
for
e-
commerce
purchases
and
layaway
fees),
were
$171.1
million
for
the
first
quarter
ended
May
2,
2026,
compared to $170.2
million for
the first
quarter ended May
3, 2025. The
Company operated
1,065 stores
at
May 2, 2026 compared
to 1,109 stores at
the end of last fiscal
year’s first quarter.
For the first three
months
of
fiscal
2026,
the
Company
opened
two
stores
and
closed
six
stores.
The
Company
currently
expects
to
open up to 15 new stores
and close approximately 35 stores in
fiscal 2026.
Other revenue, a component of
total revenues, was $1.7 million for the first
quarter of fiscal 2026, compared
to $1.8
million for
the prior
year’s comparable
first quarter.
Included in
Other revenue
is credit
revenue of
$0.7 million
which represented
0.4% of
total revenues
in the
first quarter
of fiscal
2026, flat
both in
dollars
and percentage compared
to 2025.
Credit revenue is comprised
of interest earned on
the Company’s private
label credit card
portfolio and related
fee income.
Related expenses include
principally payroll, postage
and
other administrative expenses,
and totaled $0.4
million in the
first quarter of
2026, flat to
the first quarter
of
2025.
Cost of goods
sold was $106.3
million, or 62.8%
of retail sales for
the first quarter of
fiscal 2026, compared
to $109.3
million, or
64.9% of
retail sales
in the
first quarter
of fiscal
2025.
The decrease
in cost
of goods
sold as
a percent
of sales
was due
in part
to a
pre-tax tariff
refund claim
of $5.7
million and
lower freight
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
Total gross margin dollars (retail
sales less cost of goods sold exclusive of depreciation) increased by 6.8% to $63.1 million for the first quarter of fiscal
2026 compared
to $59.1
million in the
first quarter
of fiscal
2025.
Gross margin
as presented
may
not be comparable to those of
other entities.
Selling, general and administrative expenses (“SG&A”) primarily include corporate and store payroll, related payroll taxes and benefits, insurance, supplies, advertising, and bank and credit card processing fees.
SG&A
expenses were
$53.9 million,
or 31.8%
of retail
sales for
the first
quarter of
fiscal 2026,
compared to
$55.3
million,
or
32.8%
of
retail
sales
in
the
first
quarter
of
fiscal
2025.
SG&A
expense
was
lower
in
the
first
quarter of
fiscal 2026
compared to
the first
quarter of
fiscal 2025
primarily due
to lower
corporate payroll
expense, insurance costs and
equipment maintenance, partially offset
by increases in incentive compensation
expense.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
26
Depreciation expense was $2.2 million, or 1.3% of retail sales for the first quarter of fiscal 2026, compared to
$2.6 million, or
1.5% of retail
sales for the
first quarter of
fiscal 2025. The
decrease in depreciation
expense
was due to fully depreciated older
stores.
Interest
and
other
income
was
$1.2
million,
or
0.7%
of
retail
sales
for
the
first
quarter
of
fiscal
2026,
compared to $1.2 million, or 0.7% of
retail sales for the first
quarter of fiscal 2025.
Income tax expense
was $0.5 million or
0.3% of retail sales
for the first quarter
of fiscal 2026, compared
to
income
tax
expense
of
$0.9
million,
or
0.6%
of
retail
sales
for
the
first
quarter
of
fiscal
2025.
The
effective
income
tax
rate
for
the
first
quarter
of
fiscal
2026
was
5.3%
compared
to
21.9%
for
the
first
quarter of fiscal 2025. The decrease in tax expense was primarily due to lower foreign income taxes.
LIQUIDITY, CAPITAL
RESOURCES
AND MARKET
RISK:
The Company
believes that
its cash,
cash equivalents
and short-term
investments, together
with cash
flows
from operations and its asset-backed revolving line of credit, will be adequate to fund the Company’s regular
operating
requirements
and expected
capital expenditures
for the
next
12
months
from the
issuance of
this
quarterly report on Form 10-Q.
Cash
provided
by
operating
activities
for
the
first
three
months
of
fiscal
2026
was
primarily
generated
by
earnings
adjusted
for
depreciation
and
changes
in
working
capital.
The
increase
in
cash
provided
of
$4.2
million
for
the
first
three
months
of
fiscal
2026
as
compared
to
the
first
three
months
of
fiscal
2025
was
primarily attributable to
higher net income
and the relative
change in accounts
payable from year-end
to the
first quarter
for both
years, partially
offset by
an increase
in accounts
receivable and
the relative
change in
inventory from year-end to the first
quarter for both years.
At May 2, 2026, the Company had working capital of $49.0 million compared to $37.4 million at January 31,
2026.
The
increase
was
primarily
attributable
to
an
increase
in
cash,
inventory
and
accounts
receivable,
partially offset by higher accounts payable.
The ABL
Credit Agreement
(“ABL Facility”)
of up
to
$35.0 million
is committed
through March
2028
and is secured primarily by inventory and
third-party credit card receivables. The proceeds from the
ABL
Facility
may
be
used
to
provide
funding
for
ongoing
working
capital
and
general
corporate
purposes.
There
were
no
borrowings
outstanding
and
the
availability
under
the
facility
was
$30.0
million
before
giving
effect
to
a
$3.0
million
outstanding
letter
of
credit
that
reduced
borrowing
availability
to
$27.0
million
as
of
May
2,
2026
and
January
31,
2026.
The
weighted
average
interest
rate
under
the
credit
facility was zero at May 2, 2026 and January 31, 2026 due to no outstanding borrowings.
Expenditures
for
property
and
equipment
totaled
$1.1
million
in
the
first
three
months
of
fiscal
2026,
compared to $1.0
million in last
fiscal year’s first
three months.
For the full
fiscal 2026 year,
the Company
expects to invest approximately $7.4 million in
capital expenditures.
Net
cash
provided
by
investing
activities
totaled
$0.8
million
in
the
first
three
months
of
fiscal
2026
compared to $7.9
million provided in
the comparable period
of fiscal 2025.
The decrease was
primarily due
to an increase in purchases of short-term
investments, partially offset by a
decrease in the sales of
short-term
investments.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
27
Net cash used in
financing activities totaled $0.2
million in the first
three months of fiscal
2026 compared to
$0.9
m
illion used in the comparable period of fiscal 2025. The decrease was primarily
due to
lower stock
repurchases.
The Company purchased
107,823 shares in
the first quarter
of 2026.
As of May
2, 2026, the
Company had
572,917 shares remaining in open
authorizations under its share repurchase program.
The Company does not use
derivative financial instruments.
The
Company’s investment
portfolio
was
primarily invested
in corporate
bonds
held in
managed accounts
with
underlying
ratings
of
A
or
better
at
May
2,
2026
and
January
31,
2026.
The
corporate
bonds
have
contractual maturities which range from 13 days
to 2.9 years.
Additionally,
at
May
2,
2026,
the
Company
had
deferred
compensation
plan
assets
of
$9.8
million.
At
January
31,
2026,
the
Company
had
deferred
compensation
plan
assets
of
$9.7
million.
These
assets
are
recorded
within
Other
assets
in
the
Condensed
Consolidated
Balance
Sheets.
See
Note
7,
Fair
Value
Measurements.
RECENT ACCOUNTING PRONOUNCEMENTS:
See Note 8, Recent Accounting Pronouncements.

THE CATO CORPORATION
QUANTITATIVE
AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
28
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
2, 2026,
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
15(f)) has occurred during the Company’s fiscal quarter ended May 2, 2026 that has materially affected, or is
reasonably
likely
to
materially
affect,
the
Company’s
internal
control
over
financial
reporting.

THE CATO CORPORATION
PART
II OTHER
INFORMATION
29
ITEM 1.
LEGAL PROCEEDINGS:
Not Applicable
ITEM 1A.
RISK FACTORS:
In addition to the other information
in this report, you should carefully
consider the factors discussed in
Part I,
“Item
1A.
Risk
Factors”
in
our
Annual
Report
on
Form
10-K
for
our
fiscal
year
ended
January
31,
2026.
These risks
could materially
affect our
business, financial
condition or
future results;
however, they
are not
the only risks we face.
Additional risks and uncertainties not currently known to
us or that we currently deem
to
be
immaterial
may
also
materially
adversely
affect
our
business,
financial
condition
or
results
of
operations.
ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended May 2, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)
of Shares that may
of Shares Price Paid Announced Plans or
Yet be Purchased
Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
February 2026 - $ - -
March 2026 62,599 2.85 62,599
April 2026 45,224 2.86 45,224
Total 107,823 $ 2.85 107,823 572,917
(1)
Prices include trading costs.
(2)
As of January
31, 2026, the
Company’s share
repurchase program had
680,740 shares remaining
in
open authorizations.
During
the
first
quarter
ended
May
2,
2026,
the
Company repurchased
and retired
107,823 shares under
this program
for approximately
$307,697 or
an average
market
price of $2.85 per share.
As of May 2, 2026, the Company had 572,917 shares remaining in open authorizations.
There is no specified expiration date for the Company’s repurchase program.
ITEM 3.
DEFAULTS
UPON SENIOR SECURITIES:
Not Applicable

THE CATO CORPORATION
PART
II OTHER
INFORMATION
30
ITEM 4.
MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.
OTHER INFORMATION:
During the
three months
ended May
2, 2026,
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
31
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CATO
CORPORATION
May 28, 2026
/s/ John P.
D. Cato
Date
John P.
D. Cato
Chairman, President and
Chief Executive Officer
May 28, 2026 /s/ Charles D. Knight
Date
Charles D. Knight
Executive Vice President
Chief Financial Officer