Form 10-Q
period 2026-08-01
CATO CORP
filed 2026-08-27
CIK 18255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
FORM
10-Q
☑
QUARTERLY REPORT PURSUANT
TO SECTION
13 OR 15(d)
OF THE SECURITIES
EXCHANGE
ACT OF
1934
For the quarterly period ended
August 1, 2026
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
As of August 1, 2026, there were
18,148,297
shares of Class A common stock and
1,763,652
shares of Class B common stock outstanding.

THE CATO CORPORATION
FORM 10-Q
Quarter Ended August 1, 2026
Table
of Contents
Page No.
PART
I – FINANCIAL INFORMATION
(UNAUDITED)
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income and Comprehensive Income
2
For the Three Months and Six Months Ended August
1, 2026 and August 2, 2025
Condensed Consolidated Balance Sheets 3
At August 1, 2026 and January 31, 2026
Condensed Consolidated Statements of Cash Flows 4
For the Six Months Ended August 1, 2026 and August
2, 2025
Condensed Consolidated Statements of Stockholders’ Equity 5 – 6
For the Three Months and Six Months Ended August
1, 2026 and August 2, 2025
Notes to Condensed Consolidated Financial Statements 7 – 23
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
Item 4. Mine Safety Disclosures 33
Item 5. Other Information 33
Item 6. Exhibits 33
Signatures 34

PART
I FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended
Six
Months Ended
August 1, 2026
August 2, 2025
August 1, 2026
August 2, 2025
(Dollars in thousands, except per share data)
REVENUES
Retail sales
$
163,902
$
174,653
$
333,312
$
343,072
Other revenue (principally finance charges, late fees and
layaway charges)
1,599
1,856
3,293
3,679
Total revenues
165,501
176,509
336,605
346,751
COSTS AND EXPENSES, NET
Cost of goods sold (exclusive of depreciation shown
below)
110,180
111,467
216,520
220,784
Selling, general and administrative (exclusive of
depreciation
shown below)
54,047
57,371
107,977
112,696
Depreciation
2,246
2,525
4,482
5,089
Interest and other income, net
(2,268)
(1,393)
(3,501)
(2,594)
Costs and expenses, net
164,205
169,970
325,478
335,975
Income before income taxes
1,296
6,539
11,127
10,776
Income tax expense (benefit)
147
(293)
669
635
Net income $
1,149
$
6,832
$
10,458
$
10,141
Basic earnings per share $
0.06
$
0.35
$
0.53
$
0.51
Diluted earnings per share $
0.06
$
0.35
$
0.53
$
0.51
Comprehensive income:
Net income $
1,149
$
6,832
$
10,458
$
10,141
Net unrealized gain (loss) on available-for-sale securities, net of deferred income taxes of $
0
for each of the three and six months
ended August 1, 2026 and August 2, 2025, respectively
(231)
68
(491)
106
Comprehensive income $
918
$
6,900
$
9,967
$
10,247
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
August 1, 2026
January 31, 2026
(Dollars in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents
$
35,115
$
16,788
Short-term investments
58,650
56,859
Restricted cash
2,675
2,675
Accounts receivable, net of allowance for customer credit losses of
$
690
and $
682
at August 1, 2026 and January 31, 2026, respectively
20,459
25,462
Merchandise inventories
82,487
83,696
Prepaid expenses and other current assets
9,077
7,787
Total Current Assets
208,463
193,267
Property and equipment – net
51,730
53,748
Other assets
20,942
20,471
Right-of-Use assets – net
142,303
153,933
Total Assets
$
423,438
$
421,419
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable
$
73,758
$
64,958
Accrued expenses
31,830
37,101
Accrued bonus and benefits
-
326
Accrued income taxes
52
-
Current lease liability
47,835
53,507
Total Current Liabilities
153,475
155,892
Other noncurrent liabilities
11,264
11,272
Lease liability
90,794
96,941
Commitments and contingencies (Note 10)
-
-
Stockholders' Equity:
Preferred stock, $
100
par value per share,
100,000
shares
authorized,
none
issued
-
-
Class A common stock, $
0.033
par value per share,
50,000,000
shares authorized;
18,148,297
shares and
17,976,854
shares
issued at August 1, 2026 and January 31, 2026, respectively
613
608
Convertible Class B common stock, $
0.033
par value per share,
15,000,000
shares authorized;
1,763,652
shares
issued at August 1, 2026 and January 31, 2026
59
59
Additional paid-in capital
132,384
131,347
Retained earnings
35,066
25,026
Accumulated other comprehensive income (loss)
(217)
274
Total Stockholders' Equity
167,905
157,314
Total Liabilities and Stockholders' Equity
$
423,438
$
421,419
See notes to condensed consolidated financial statements (unaudited).

THE CATO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(UNAUDITED)
Six Months Ended
August 1, 2026
August 2, 2025
(Dollars in thousands)
Operating Activities:
Net income
$
10,458
$
10,141
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation
4,482
5,089
Provision for customer credit losses
414
442
Premium amortization and discount accretion on investments
(94)
(464)
Gain on sale of assets held for investment
-
(34)
Share-based compensation
972
587
Gain on disposal of property and equipment
(13)
(37)
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable
3,853
(2,054)
Merchandise inventories
1,209
13,466
Prepaid and other assets
(1,761)
(1,756)
Operating lease right-of-use assets and liabilities
(189)
(357)
Accounts payable, accrued expenses and other liabilities
3,206
(9,383)
Net cash provided by operating activities
22,537
15,640
Investing Activities:
Expenditures for property and equipment
(2,410)
(2,362)
Purchase of short-term investments
(15,963)
(12,906)
Sales of short-term investments
13,774
14,349
Sales of other assets
-
34
Proceeds from life insurance policy
738
-
Net cash used in investing activities
(3,861)
(885)
Financing Activities:
Repurchase of common stock
(422)
(995)
Proceeds from employee stock purchase plan
73
62
Net cash used in financing activities
(349)
(933)
Net increase in cash, cash equivalents, and restricted cash
18,327
13,822
Cash, cash equivalents, and restricted cash at beginning of period
19,463
23,078
Cash, cash equivalents, and restricted cash at end of period
$
37,790
$
36,900
Non-cash activity:
Accrued other assets and property and equipment expenditures $
379
$
334
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
Comprehensive income:
Net income
-
-
1,149
-
1,149
Unrealized net loss on available-for-sale securities, net of deferred income tax benefit of $
0
-
-
-
(231)
(231)
Share-based compensation issuances and exercises
(1)
-
-
-
(1)
Share-based compensation expense
-
395
-
-
395
Repurchase and retirement of treasury shares
(1)
-
(111)
-
(112)
Balance — August 1, 2026 $
672
$
132,384
$
35,066
$
(217)
$
167,905
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
1, 2026
and for
the three
and six
months
ended August
1, 2026
and August
2, 2025
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
The interim financial
statements should be read
in conjunction with
the consolidated financial statements
and
notes
thereto,
included
in
the
Company’s
Annual
Report
on
Form
10-K
for
the
fiscal
year
ended
January 31,
2026.
Amounts as
of January 31,
2026 have been
derived from the
audited annual
financial
statements, but
do not
include all
disclosures required by
accounting principles
generally accepted in
the
United States of America.
In
February
2026,
the
U.S.
Supreme
Court
issued
a
ruling
that
tariffs
imposed
under
the
International
Emergency
Economic
Powers
Act
(“IEEPA”)
on
goods
imported
into
the
United
States
were
unauthorized,
effectively
invalidating
IEEPA
tariffs.
In
April
2026,
following
the
Supreme
Court’s
invalidation
of
the
IEEPA
tariffs
and
the
establishment
of
procedures
for
processing
tariff
refunds,
the
Company submitted a refund claim and recorded a $
5.7
million reduction in cost of goods sold in the first
quarter of fiscal 2026. During the second quarter of fiscal 2026, the Company received full payment of its tariff refund claim.

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
for Class A and
Class B shares and
the EPS amounts reported
herein are applicable
to both Class A and Class B
shares.
Basic
EPS
is
computed
as
net
income
less
earnings
allocated
to
non-vested
equity
awards
divided
by
the
weighted average
number of
common shares
outstanding for
the period.
Diluted EPS
reflects the
potential
dilution
that
could
occur
from
common
shares
issuable
through
stock
options
and
the
Employee
Stock
Purchase Plan.
Three Months Ended Six Months Ended
August 1, 2026 August 2, 2025 August 1, 2026 August 2, 2025
(Dollars in thousands, except per share data)
Numerator
Net earnings
$
1,149
$
6,832
$
10,458
$
10,141
Earnings allocated to non-vested equity awards
(53)
(319)
(483)
(531)
Net earnings available to common stockholders $
1,096
$
6,513
$
9,975
$
9,610
Denominator
Basic weighted average common shares outstanding
19,000,182
18,809,364
18,909,337
18,747,100
Diluted weighted average common shares outstanding
19,000,182
18,809,364
18,909,337
18,747,100
Net income per common share
Basic earnings per share $
0.06
$
0.35
$
0.53
$
0.51
Diluted earnings per share $
0.06
$
0.35
$
0.53
$
0.51
Unvested restricted stock
excluded from
the calculation of
diluted EPS
was
926,511
and
915,221
shares for
the three and six month periods
ended August 1, 2026, respectively, and
922,075
and
1,036,914
shares for the
three and six
month periods ended
August 2, 2025,
respectively, because
the effect of
including them in
the
calculation of diluted EPS would have been
antidilutive.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS):
The
following
table
sets
forth
information
regarding
the
changes
in
Accumulated
other
comprehensive
income (loss) (in thousands) for the
three months ended August 1, 2026:
Changes in Accumulated Other
Comprehensive Income (Loss) (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at May 2, 2026 $
14
Other comprehensive loss before
reclassification
(231)
Amounts reclassified from accumulated
other comprehensive income
-
Net current-period other comprehensive loss
(231)
Ending Balance at August 1, 2026 $
(217)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.
The
following
table
sets
forth
information
regarding
the
changes
in
Accumulated
other
comprehensive
income (loss) (in thousands) for the
six months ended August 1, 2026:
Changes in Accumulated Other
Comprehensive Income (Loss) (a)
Unrealized Gains
and (Losses) on
Available-for-Sale
Securities
Beginning Balance at January 31, 2026 $
274
Other comprehensive loss before
reclassification
(491)
Amounts reclassified from accumulated
other comprehensive income
-
Net current-period other comprehensive loss
(491)
Ending Balance at August 1, 2026 $
(217)
(a) All amounts are net-of-tax. Amounts in parentheses indicate a debit/reduction to accumulated other comprehensive income.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS) (CONTINUED):
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
1, 2026
and January
31, 2026.
The weighted
average
interest rate under the
credit facility was
zero
at August 1, 2026
and January 31, 2026
due to
no
outstanding
borrowings.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12
NOTE 5 – REPORTABLE SEGMENT INFORMATION:
The
Company
has
determined
that
it
has
four
operating
segments,
as
defined
under
ASC
280
–
Segment
Reporting
(“ASC 280”), including Cato, It’s
Fashion, Versona and Credit.
The Company has
two
reportable
segments: Retail
and Credit.
The Company
has aggregated
its
three
retail operating
segments, inclusive
of
the e-commerce activities of each retail operating segment, based on the aggregation criteria outlined in
ASC
280-10,
which states that two or more
operating segments may be aggregated into a
single reportable segment
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
in
a
similar
manner
through
the
Company’s
single
distribution
center
and
is
subsequently
distributed
to
customers in a
similar manner. The
Company operates
its
women’s
fashion
specialty
retail
stores
in
31
states as of August 1, 2026, principally in the southeastern United States.
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
the segments’ performance and,
therefore, not allocated
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
Three Months Ended
August 1, 2026 Retail Credit Total
Revenues $
164,850
$
651
$
165,501
Cost of goods sold (a)
110,180
-
110,180
Selling, general, and administrative (b)
39,099
423
39,522
Corporate overhead
14,525
-
14,525
Depreciation
2,246
-
2,246
Interest and other income, net
(88)
(266)
(354)
Segment income (loss) before income taxes $
(1,112)
$
494
$
(618)
Corporate interest and other income
(1,914)
Income before income taxes $
1,296
Capital expenditures $
1,343
$
-
$
1,343
Six Months Ended
August 1, 2026 Retail Credit Total
Revenues $
335,289
$
1,316
$
336,605
Cost of goods sold (a)
216,520
-
216,520
Selling, general, and administrative (b)
77,816
820
78,636
Corporate overhead
29,341
-
29,341
Depreciation
4,482
-
4,482
Interest and other income, net
(173)
(538)
(711)
Segment income before income taxes $
7,303
$
1,034
$
8,337
Corporate interest and other income
(2,790)
Income before income taxes $
11,127
Capital expenditures $
2,410
$
-
$
2,410
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

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14
NOTE 5 – REPORTABLE SEGMENT INFORMATION
(CONTINUED):
Three Months Ended
August 2, 2025 Retail Credit Total
Revenues $
175,856
$
653
$
176,509
Cost of goods sold (a)
111,467
-
111,467
Selling, general, and administrative (b)
40,130
414
40,544
Corporate overhead
16,827
-
16,827
Depreciation
2,525
-
2,525
Interest and other income, net
(89)
(288)
(377)
Segment income before income taxes $
4,996
$
527
$
5,523
Corporate interest and other income
(1,016)
Income before income taxes $
6,539
Capital expenditures $
1,343
$
-
$
1,343
Six Months Ended
August 2, 2025 Retail Credit Total
Revenues $
345,433
$
1,318
$
346,751
Cost of goods sold (a)
220,784
-
220,784
Selling, general, and administrative (b)
79,289
801
80,090
Corporate overhead
32,606
-
32,606
Depreciation
5,089
-
5,089
Interest and other income, net
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
NOTE 6 – STOCK-BASED COMPENSATION:
As of August
1, 2026, the
Company’s 2018 Incentive
Compensation Plan
allows for the
granting of various
forms of equity-based awards,
including restricted stock
and stock options for
grant to officers, directors
and
key employees.
The
following
table
presents
the
number
of
options
and
shares
of
restricted
stock
initially
authorized
and
available for grant under this plan as
of August 1, 2026:
2018
Plan
Options and/or restricted stock initially authorized
4,725,000
Options and/or restricted stock available for grant
2,574,134
In
accordance
with
ASC
718
–
Compensation–Stock
Compensation
,
the
fair
value
of
current
restricted
stock awards
is estimated
on the
date of
grant based
on the
market price
of the
Company’s
stock and
is
amortized to compensation expense on a straight-line basis
over the related vesting periods. As of
August
1, 2026
and January
31, 2026,
there was
$
3,644,000
and $
4,064,000
, respectively,
of total
unrecognized
compensation
expense
related
to
unvested
restricted
stock
awards,
which
had
a
remaining
weighted-
average vesting
period
of
1.8
years
and
1.4
years,
respectively.
The
total
compensation expense
during
the three and
six months ended
August 1, 2026
was $
395,000
and $
959,000
, respectively,
compared to a
total
compensation
expense
of
$
394,000
and
$
578,000
for
the
three
and
six
months
ended
August
2,
2025,
respectively.
This
compensation
activity
is
classified
as
a
component
of
Selling,
general
and
administrative expenses in the Condensed Consolidated Statements of Income.
The following summary
shows the changes
in the number
of shares of
unvested restricted stock
outstanding
during
the six months ended
August
1, 2026:
Weighted Average
Number of Grant Date Fair
Shares
Value
Per Share
Restricted stock awards at January 31, 2026
905,052
$
8.06
Granted
298,494
2.88
Vested
(269,829)
11.45
Forfeited or expired
(11,584)
6.03
Restricted stock awards at August 1, 2026
922,133
$
5.42

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16
NOTE 6 – STOCK BASED-COMPENSATION (CONTINUED):
The
Company’s
Employee
Stock
Purchase
Plan
allows
eligible
full-time
employees
to
purchase
a
limited
number of
shares
of the
Company’s
Class
A
Common Stock
during each
semi-annual offering
period
at
a
15
% discount through payroll
deductions. During the
six months ended August
1, 2026 and August
2, 2025,
the
Company
sold
31,503
and
21,736
shares
to
employees
at
an
average
discount
of
$
0.43
and
$
0.50
per
share, respectively, under
the Employee Stock
Purchase Plan. The
compensation expense recognized
for the
15
% discount
given under
the Employee
Stock Purchase
Plan was
approximately $
13,000
and $
11,000
for
the six
months ended
August 1,
2026 and
August 2,
2025, respectively.
These expenses
are classified
as a
component
of
Selling,
general
and
administrative
expenses
in
the
Condensed
Consolidated
Statements
of
Income.
NOTE 7
– FAIR VALUE MEASUREMENTS:
The following
tables
set forth
information regarding
the
Company’s financial
assets and
liabilities that
are
measured at fair value (in thousands)
as of August 1, 2026 and
January 31, 2026:
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
August 1, 2026
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
Corporate Bonds
$
58,650
$
-
$
58,650
$
-
Cash Surrender Value of Life Insurance
9,982
-
-
9,982
Total Assets $
68,632
$
-
$
58,650
$
9,982
Liabilities:
Deferred Compensation
$
(8,289)
$
-
$
-
$
(8,289)
Total Liabilities $
(8,289)
$
-
$
-
$
(8,289)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17
NOTE 7
– FAIR VALUE MEASUREMENTS
(CONTINUED):
Quoted
Prices in
Active Significant
Markets for Other Significant
Identical Observable Unobservable
January 31, 2026
Assets Inputs Inputs
Description Level 1 Level 2 Level 3
Assets:
Corporate Bonds
54,822
-
54,822
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
August 1,
2026.
The corporate
bonds have
contractual maturities
which range from
two days
to
2.7
years.
Additionally,
at
August 1,
2026, the
Company had
deferred
compensation plan
assets of
$
10.0
million.
At
January
31,
2026,
the
Company
had
deferred
compensation
plan
assets
of
$
9.7
million.
These
assets
are
recorded within Other assets in the Condensed
Consolidated Balance Sheets.
Level 2 investment securities at
August 1, 2026 include
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
The
following
tables
summarize
the
change
in
fair
value
of
the
Company’s
financial
assets
and
liabilities
measured using Level 3 inputs for the six months ended August 1, 2026 and the year ended January
31, 2026
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
289
Ending Balance at August 1, 2026 $
9,982
Fair Value
Measurements Using
Significant Unobservable
Liability Inputs (Level 3)
Deferred Compensation
Beginning Balance at January 31, 2026 $
(8,383)
Redemptions
548
Additions
(111)
Total (gains) or losses:
Included in interest and other income, net (or
changes in net assets)
(343)
Ending Balance at August 1, 2026 $
(8,289)

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
19
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
20
NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS:
In
September
2025,
the
FASB
issued
ASU
2025-06,
Intangibles
–
Goodwill
and
Other
–
Internal-Use
Software (Subtopic
350-40) – Targeted
Improvements to
the Accounting for
Internal-Use Software
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
In
November
2024,
the
FASB
issued
ASU
2024-03,
Income
Statement
–
Reporting
Comprehensive
Income
–
Expense Disaggregation
Disclosures
(Subtopic 220-40):
Disaggregation
of
Income Statement
Expenses
,
which
requires
public
entities
to
disclose,
on
an
annual
and
interim
basis,
disaggregated
information
in
the
footnotes
about
specified
information
related
to
certain
costs
and
expenses.
This
guidance
is
effective
for
annual
periods
beginning
after
December
15,
2026,
and
interim
periods
beginning
after
December
15,
2027,
with
early
adoption
permitted.
The
Company
is
currently
in
the
process of
evaluating the
potential impact
of adoption
of this
new guidance
on its
consolidated financial
statements and related disclosures.
NOTE 9 – INCOME TAXES:
The
Company had
an
effective
tax
rate
for
the
first
six
months of
fiscal
2026 of
6.0
%
compared to
an
effective
tax
rate
of
5.9
%
for
the
first
six
months
of
fiscal
2025.
Income
tax
expense
for
the
first
six
months
increased
to
$
0.7
million
in
fiscal
2026
from
$
0.6
million
in
fiscal
2025.
The
increase
in
tax
expense
is
due
to
the
non-recurring
prior
year
favorable
adjustment
to
the
federal
net
operating
loss
carryback
claim
as
a
result
of
the
Coronavirus
Aid,
Relief
and
Economic
Security
Act
(CARES
Act),
partially offset by lower foreign and state income taxes.
During
the
second
quarter
of
fiscal
2026,
the
Company
received
a
$
5.6
million
payment
for
the
outstanding balance of its income tax refund receivable due from the IRS.
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
21
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
The Company
offers its
own proprietary
credit card
to customers.
All credit
activity is
performed by
the
Company’s
wholly-owned
subsidiaries.
None
of
the
credit
card
receivables
are
secured.
The
Company
estimated customer credit losses
of $
206,000
and $
414,000
for the three
and six months
ended August 1,
2026,
respectively,
compared
to
$
227,000
and
$
442,000
for
the
three
and
six
months
ended
August
2,
2025,
respectively.
Sales
purchased
on
the
Company’s
proprietary
credit
card
for
the
three
and
six
months
ended
August
1,
2026
were
$
5.1
million
and
$
10.3
million,
respectively,
compared
to
$
5.7
million and $
11.1
million for the three and six months ended August 2, 2025, respectively.
The
following
table
provides
information
about
receivables
and
contract
liabilities
from
contracts
with
customers (in thousands):
Balance as of
August 1, 2026 January 31, 2026
Proprietary Credit Card Receivables, net
$
10,310
$
10,711
Gift Card Liability $
5,623
$
7,475

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
22
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
The components of lease cost are shown below (in thousands):
Three Months Ended
August 1, 2026 August 2, 2025
Operating lease cost $
16,477
$
16,496
Variable
lease cost (a)
$
292
$
420
(a) Primarily related to monthly percentage rent for stores not presented on the balance sheet.
Six Months Ended
August 1, 2026
August 2, 2025
Operating lease cost $
32,796
$
33,084
Variable
lease cost (a)
$
811
$
858
(a) Primarily related to monthly percentage rent for stores not presented on the balance sheet.

THE CATO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
23
NOTE 12 – LEASES (CONTINUED:
Supplemental cash flow
information and non-cash
activity related to
the Company’s
operating leases are
as follows (in thousands):
Operating cash flow information:
Three Months Ended
August 1, 2026 August 2, 2025
Cash paid for amounts included in the measurement of lease liabilities $
14,443
$
14,829
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
7,837
$
12,224
Six Months Ended
August 1, 2026
August 2, 2025
Cash paid for amounts included in the measurement of lease liabilities $
28,382
$
29,363
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations, net of rent violations $
16,673
$
13,430
Weighted-average
remaining
lease
term
and
discount
rate
for
the
Company’s
operating
leases
are
as
follows:
As of
August 1, 2026 August 2, 2025
Weighted-average remaining lease term
2.1
years
2.1
years
Weighted-average discount rate
6.21%
5.92%
As of August 1,
2026, the maturities
of lease liabilities by
fiscal year for
the Company’s
operating leases
are as follows (in thousands):
Fiscal Year
2026 (a)
$
31,232
2027
50,042
2028
35,059
2029
22,799
2030
13,042
Thereafter
4,835
Total lease payments
157,009
Less: Imputed interest
18,380
Present value of lease liabilities
$
138,629
(a) Excluding the six months ended August 1, 2026

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
tariff
rates,
interest
rates,
home
values,
consumer
net
worth
and
the
availability
of
credit;
changes
in
laws,
regulations
or
government
policies
affecting
our
business,
including but not
limited to
tariffs, taxes
and customs enforcement;
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
Three Months Ended Six Months Ended
August 1, 2026 August 2, 2025 August 1, 2026 August 2, 2025
Total retail sales 100.0% 100.0% 100.0% 100.0%
Other revenue 1.0 1.1 1.0 1.1
Total revenues 101.0 101.1 101.0 101.1
Cost of goods sold (exclusive of
depreciation) 67.2 63.8 65.0 64.4
Selling, general and administrative
(exclusive of depreciation)
33.0
32.8
32.4
32.8
Depreciation
1.4
1.4
1.3
1.5
Interest and other income
(1.4)
(0.8)
(1.1)
(0.8)
Income before income taxes
0.8
3.7
3.3
3.1
Net income
0.7
3.9
3.1
3.0

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
27
RESULTS OF OPERATIONS
(CONTINUED):
Management’s
Discussion
and
Analysis
of
Financial
Condition
and
Results
of
Operations
(“MD&A”)
is
intended
to
provide
information
to
assist
readers
in
better
understanding
and
evaluating
our
financial
condition and results of
operations. We recommend reading
this MD&A in conjunction
with our Condensed
Consolidated Financial
Statements and
the Notes
to those
statements included in
the “Financial
Statements”
section of this Quarterly Report on
Form 10-Q, as well as our Annual Report
on Form 10-K for fiscal 2025.
Recent Developments
Pricing Pressures
Our
second
quarter
results
were
negatively
impacted
by
the
continued
pressure
on
our
customers’
discretionary income.
Higher fuel prices,
persistent inflation
and ongoing
elevated interest rates
continue to
exert downward
pressure on
our customers’
discretionary income,
which we
believe will
continue to
make
our customers
more cautious
with their
discretionary spending
into the
foreseeable future.
In addition,
our
ability to
pass through
cost increases
caused by
rising fuel
prices, potential
increased tariffs
or other
factors
will be limited due in part
to the pressure on our
customers’ discretionary spending.
Tariff
Pressures
On
July
24,
2026,
the
Office
of
the
U.S.
Trade
Representative (“USTR”)
imposed
tariffs
ranging
from
10%
to
12.5%
under
Section
301
of
the
Trade
Act
of
1974
on
various
countries,
including
countries
where a
significant portion
of our
products are
manufactured, following investigation
of these
countries’
efforts
to
prohibit
the
import
of
products
made
with
forced
labor.
The
USTR
is
conducting additional
investigations
regarding
excess
capacity,
which
could
also
result
in
increased
tariffs.
Although
it
currently
appears
that
the
production
of
garments,
shoes
and
handbags
are
not
being
targeted
by
these
additional investigations, that may change in the future.
Increased Customs Enforcement
On June 3, 2026, President Trump issued an executive order “Strengthening Customs Enforcement.”
The
executive order instructs
the Department of
Homeland Security and
U.S. Customs and
Border Protection
to
overhaul import
regulations, target
foreign
importers
of
record
and
raise
bonding
minimums, among
other
items.
As
a
result
of
this
executive
order,
containers
that
we
import
directly
and
containers
imported by
our suppliers
are being
subjected to
additional U.S.
Customs review
and inspections,
which
in some
cases are
resulting in
delays in
our receipt
of these
containers. These delays,
depending on
their
timing and duration,
could cause us
to take additional
markdowns due to
the seasonality of
our products.
These additional inspections and potential new regulations may also cause additional compliance costs.
Comparison of the Three and Six
Months ended August 1, 2026
with August 2, 2025
Total retail sales
for the second
quarter were
$163.9 million
compared to last
year’s second
quarter sales
of
$174.7 million, a 6% decrease. The Company’s sales decreased in the second quarter of fiscal 2026 primarily due to a
3.7% decrease in
same-store sales, as
well as stores
that were closed
in the past
12 months. For
the
six months
ended August
1, 2026,
total retail
sales were
$333.3 million
compared to
last year’s
comparable
six month sales of $343.1 million,
a 2.9%
decrease. The decrease in
sales in the first six months
of fiscal 2026
was due
primarily to
flat same-store
sales and
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
total
sales
for
the
six
months
ended
August
1,
2026
and
are
included
in
the
same-store
sales
calculation.
Total
revenues,
comprised
of
retail
sales
and
other
revenue
(principally
finance
charges
and
late
fees
on
customer accounts receivable and layaway fees), were $165.5 million and $336.6 million for the three and six
months ended
August 1,
2026, compared
to $176.5
million and
$346.8 million
for the three
and six
months
ended
August
2,
2025,
respectively.
The
Company
operated
1,057
stores
at
August
1,
2026
compared
to
1,101
stores
at
the
end
of
last
fiscal
year’s
second
quarter.
For
the
first
six
months
of
fiscal
2026,
the
Company opened two new stores and closed 14 stores. The Company currently expects to open up to 10 new stores and close approximately 50 stores
in fiscal 2026.
Other revenue, a component of total revenues, was $1.6 million and $3.3 million for the three and six months
ended
August
1,
2026,
respectively,
compared
to
$1.9
million
and
$3.7
million
for
the
prior
year’s
comparable three
and six
month periods.
The decrease
in Other
revenue was
due to
lower layaway
income
and e-commerce shipping revenue
for the three and
six months ended August
1, 2026 compared to
the three
and six
months ended
August 2,
2025.
Included in
Other revenue
is credit
revenue of
$0.7 million,
which
represented
0.4%
of
total
revenues
in
the
second
quarter
of
fiscal
2026,
relatively
flat
both
in
dollars
and
percentage compared to fiscal 2025. Credit revenue is comprised of interest earned on the Company’s private label credit card
portfolio and related
fee income.
Related expenses principally
include payroll, postage
and
other administrative expenses
and totaled $0.4
million in the
second quarter of
fiscal 2026, compared
to last
year’s second quarter expense of $0.4 million.
Cost of
goods sold
was $110.2
million, or
67.2% of
retail sales
and $216.5
million, or
65.0% of retail
sales
for the
three and
six months
ended August
1, 2026,
respectively, compared
to $111.5
million, or
63.8% of
retail
sales and
$220.8
million,
or 64.4%
of retail
sales
for the
comparable three
and six
month
periods of
fiscal 2025.
The overall increase
in cost of
goods sold as
a percent of
retail sales for
the second quarter
and
first
six
months
of
fiscal
2026
versus
the
comparable
three
and
six
month
periods
of
fiscal
2025
resulted
primarily from increased
sales of marked
down goods and
deleveraging of our
occupancy costs. In
addition,
for the
six months
ended August
1, 2026,
cost of
goods sold
benefited from
an IEEPA
tariff refund,
which
reduced cost of
goods sold by $5.7
million, or 1.7%
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
by 15.0%
to $53.7
million for
the second
quarter
of
fiscal
2026
and
by
4.5%
to
$116.8
million
for
the
first
six
months
of
fiscal
2026,
compared
to
$63.2
million
and
$122.3
million
for
the
prior
year’s
comparable
three
and
six
months
of
fiscal
2025,
respectively.
Gross margin as presented may not be
comparable to those of other entities.
Selling, general and administrative (“SG&A”) expenses primarily include corporate and store payroll, related payroll taxes and
benefits, insurance, supplies,
advertising, and bank
and credit card
processing fees. SG&A
expenses
were
$54.0
million,
or
33.0%
of
retail
sales
and
$108.0
million,
or
32.4%
of
retail
sales
for
the
second quarter and first six months of fiscal 2026, respectively, compared to $57.4 million, or
32.8% of retail
sales, and $112.7 million, or 32.8% of
retail sales for the prior year’s
comparable three and six month periods,
respectively.
The decrease in SG&A expenses for the
second quarter and first six months of fiscal
2026 was
primarily due to lower payroll costs and
equipment costs partially offset by
litigation and professional fees.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
29
Depreciation expense was $2.2 million, or 1.4% of retail sales and $4.5 million, or 1.3% of retail sales for the
second quarter
and first
six months
of fiscal
2026, respectively,
compared to
$2.5 million,
or 1.4%
of retail
sales and $5.1 million,
or 1.5% of retail
sales for the comparable three
and six month periods
of fiscal 2025,
respectively.
Interest and other income was $2.3 million, or 1.4% of retail sales and $3.5 million, or 1.1% of retail sales for the three and six months ended August
1, 2026, respectively, compared to $1.4 million,
or 0.8% of retail sales
and
$2.6
million,
or
0.8%
of
retail
sales
for
the
comparable
three
and
six
month
periods
of
fiscal
2025,
respectively. The increase for
the three and
six months ended
August 1, 2026
compared to the
three and six
months ended August 2, 2025 was primarily
due to interest income received as
part of the Company’s IEEPA
tariff refund and interest on
an IRS refund.
Income
tax
expense
was
$0.1
million
and
an
expense
of
$0.7
million
for
the
second
quarter
and
first
six
months
of
fiscal
2026,
respectively,
compared
to
an
income
tax
benefit
of
$0.3
million
and
income
tax
expense of $0.6 million
for the comparable three
months and six
months of fiscal
2025.
The increase in tax
expense is due to the non-recurring prior year favorable adjustment to the federal net operating loss carryback
claim as a result of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), partially offset by
lower foreign and state income taxes.
During the
second quarter of
fiscal 2026,
the Company
received a $5.6
million payment for
the outstanding
balance of its income tax
refund receivable due from the IRS.
LIQUIDITY, CAPITAL
RESOURCES
AND MARKET
RISK:
The Company
believes that
its cash,
cash equivalents
and short-term
investments, together
with cash
flows
from operations
and availability
under its
asset-backed revolving
line of
credit, will
be adequate to
fund the
Company’s regular operating requirements and expected capital expenditures for the next 12 months
from the
issuance of this quarterly report
on Form 10-Q.
Cash
provided
by
operating
activities
during
the
first
six
months
of
fiscal
2026
was
$22.5
million
as
compared to $15.6
million provided in
the first six
months of
fiscal 2025. The
increase in
cash provided
by
operating activities of $6.9
million for the first
six months of fiscal
2026 as compared to
the first six months
of fiscal 2025 was primarily attributable
to a decrease in accounts receivable
in 2026 and the relative
change
of accounts payable from year-end to the second quarter for both years, partially offset by the relative change in inventories from year-end to the second quarter for both years.
The decrease in accounts receivable is due
in large part to receiving the
remaining IRS refund pertaining to the 2020
tax year.
On August 1, 2026, the Company had working capital of $55.0 million compared to $37.4 million at January
31,
2026.
The
increase
in
working
capital
was
primarily
attributable
to
an
increase
in
cash
and
cash
equivalents
and
decreases
in
accrued
expenses
and
current
lease
liability,
partially
offset
by
a
decrease
in
inventories and an increase in accounts
payables.
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
$3.0
million outstanding letter
of credit that reduced
borrowing availability to $27.0
million as of
August 1, 2026
and January 31, 2026.
The weighted average interest rate under the credit facility was zero at August 1, 2026 and January 31, 2026 due
to no outstanding borrowings.

THE CATO CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
30
Expenditures for property and equipment totaled $2.4 million in the first six months of fiscal 2026, compared to
$2.4
million
in
last
fiscal
year’s
first
six
months.
The
Company
expects
to
invest
approximately
$7.4
million for capital expenditures for
the full fiscal 2026 year.
Net cash used in investing activities was $3.9 million for the first six months of fiscal 2026 compared to $0.9
million net cash used in the
comparable period of 2025.
The increase in net cash used
by investing activities
in 2026 was primarily
due to an increase
in the purchase of
short-term investments, partially
offset by lower
sales of short-term investments and proceeds
from life insurance policies.
Net cash
used in
financing activities
totaled $0.3
million in
the first
six months
of fiscal
2026 compared
to
$0.9
million
used
in
the
comparable
period
of
fiscal
2025.
The
decrease
in
net
cash
used
in
financing
activities in fiscal 2026 was primarily
due to lower stock repurchases.
The
Company
purchased
39,147
shares
in
the
second
quarter
of
fiscal
2026.
As
of
August
1,
2026,
the
Company had 533,770 shares remaining
in open authorizations under its share
repurchase program.
The Company does not use
derivative financial instruments.
The
Company’s investment
portfolio
was
primarily invested
in corporate
bonds
held in
managed accounts
with underlying
ratings of
A or
better at
August 1,
2026.
The corporate
bonds have
contractual maturities
which range from two days to 2.7 years.
Additionally, at
August 1,
2026, the
Company had
deferred compensation
plan assets
of $10.0
million.
At
January
31,
2026,
the
Company
had
deferred
compensation
plan
assets
of
$9.7
million.
These
assets
are
recorded
within
Other
assets
in
the
Condensed
Consolidated
Balance
Sheets.
See
Note
7,
Fair
Value
Measurements, in the “Financial Statements” section of
this Quarterly Report on Form 10-Q.
RECENT ACCOUNTING PRONOUNCEMENTS:
See Note 8, Recent Accounting Pronouncements, in the “Financial Statements”
section of this Quarterly
Report on Form 10-Q.

THE CATO CORPORATION
QUANTITATIVE
AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
31
ITEM 3. QUANTITATI
VE AND QUALITATIVE
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
15(f)) has occurred during the Company’s fiscal quarter ended August 1, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s
internal control over financial reporting.

THE CATO CORPORATION
PART II OTHER
INFORMATION
32
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
to
be
immaterial
may
also
materially
adversely
affect
our
business,
financial
condition
or
results
of
operations.
ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS:
The following table summarizes the Company’s purchases of its common stock for the three months ended August 1, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES
Total Number of Maximum Number
Shares Purchased as (or Approximate Dollar
Total Number Average Part of Publicly
Value)
of Shares that may
Fiscal of Shares Price Paid Announced Plans or
Yet be Purchased
Under
Period Purchased per Share (1) Programs (2) The Plans or Programs (2)
May 2026 39,147 $ 2.88 39,147
June 2026 - - -
July 2026 - - -
Total 39,147 $ 2.86 39,147 533,770
(1)
Prices include trading costs.
(2)
As
of
May 2,
2026, the
Company’s
share repurchase
program had
572,917
shares remaining
in
open authorizations. During the
second quarter ended
August 1, 2026,
the Company repurchased
and
retired 39,147
shares under
this
program for
approximately $112,692
or
an average
market
price
of
$2.86
per
share. As
of
August 1,
2026, the
Company had
533,770
shares remaining
in
open authorizations. There is no specified expiration date for the Company’s repurchase program.
ITEM 3.
DEFAULTS
UPON SENIOR SECURITIES:
Not Applicable.

THE CATO CORPORATION
PART II OTHER
INFORMATION
33
ITEM 4.
MINE SAFETY DISCLOSURES:
No matters requiring disclosure.
ITEM 5.
OTHER INFORMATION:
During the three months ended August 1, 2026, none of the Company’s directors or officers (as defined in
Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended)
adopted
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
Inline XBRL Taxonomy Extension Label
Linkbase Document
101.PRE
Inline XBRL Taxonomy Extension Presentation Linkbase
Document
104.1
Cover
Page
Interactive
Data
File (Formatted
in
Inline
XBRL
and
contained in
the Interactive Data Files submitted as Exhibits
101.*)
* Submitted electronically herewith.

THE CATO CORPORATION
PART II OTHER
INFORMATION
34
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.
THE CATO
CORPORATION
August 27, 2026
/s/ John P.
D. Cato
Date
John P.
D. Cato
Chairman, President and
Chief Executive Officer
August 27, 2026 /s/ Charles D. Knight
Date Charles D. Knight
Executive Vice President
Chief Financial Officer